Form 10-K
period 1995-06-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1995-10-10
CIK 98618

Form 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
             For the fiscal year ended June 30, 1995
                  Commission file number 0-9347

              ALANCO ENVIRONMENTAL RESOURCES CORPORATION
     (Exact name of registrant as specified in its charter)

             Arizona                           86-0220694
(State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Identification No.)

   4110 N. Scottsdale Road, Suite 200, Scottsdale AZ      85251
      (Address of principal executive offices)         (Zip Code)

         Registrant's Telephone Number:  (602) 874 0448

   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, NO PAR VALUE
                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $44,209,894 as of September 28, 1995

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 30,448,279 as of September 28, 1995.


Documents incorporated by reference: NONE
                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

  (a) General Development of Business.

     The Company is an Arizona corporation which was organized in 1969. In more recent years, the Company has developed and continues to develop several diversified business segments. As of the date of this report, the business segments in which the Company operates include: marketing, designing and manufacture of air pollution control technology; restaurant equipment marketing; insurance claims adjusting; and mineral properties ownership.


BUSINESS DEVELOPMENTS DURING THE FISCAL YEAR ENDED JUNE 30, 1995

     New Business Segments Acquired

     During the past fiscal year, the Company acquired three new subsidiaries which represent two new market segments for the Company.

     The first new segment is the marketing of restaurant equipment and related food products, specifically the Perfect Fry 686, a light weight, easy to install and operate food deep frying machine. In May, 1995, the Company acquired all of the outstanding capital stock of Fry Guy Inc., and Chappell Financial, Inc., both Nevada corporations from Amarante Financial S.A., (Amarante) in exchange for a total of 4,600,000 shares of the Company's common stock. The shares issued to Amarante are "restricted securities" as defined by the Securities and Exchange Commission. Fry Guy Inc., was party to an agreement to pay certain royalties to Douglas Chappell and John Thomsen, the two individuals who had originally owned Fry Guy Inc., and Chappell Financial, Inc., and had obtained the exclusive United States distribution rights to the Perfect Fry 686. In September, 1995 the Company, and Messrs. Thomsen and Chappell entered into an Amendment Agreement whereby Messrs. Chappell and Thomsen consented to the sale of the two corporations by Amarante to the Company. The Amendment also clarified the scope of the royalty provisions. The Company pays $107.50 per machine plus a 15% royalty on the gross profit on sales of the machines plus a royalty of 15% of any gross rental revenue on rentals of the machines. The Company also pays a 15% royalty on gross revenue from food sold through Perfect Fry machines. In July, 1995, the name Chappell Financial, Inc., was changed to Alanco Financial Services Corporation.


     Fry Guy Inc., holds exclusive rights for United States distribution of the Perfect Fry 686, manufactured by Perfect Fry, Inc., of Alberta Canada. In May, 1995, Fry Guy Inc., entered into an agreement with Ore-Ida/Moore's Foods whereby Ore-Ida/Moore's Foods agreed to use its best efforts to promote the sale of Perfect Fry 686 machines through its food broker network. Ore-Ida/Moore's agreed to provide broker incentives such as coupons and Point of Sales promotional materials and Fry Guy Inc., agreed to pay commissions on machines placed as well as to provide training and monthly accounting of sales.

     In January, 1995, Fry Guy Inc., entered into a business relationship with Wal-Mart to place Perfect Fry 686 machines in Wal-Mart store snack bars without cost to the Wal-Mart stores and receive a royalty on Ore-Ida/Moore's foods sold through the Wal-Mart snack bars. The Company arranged lease financing for 150 machines and has placed these machines with Wal-Mart snack bars. As of September 28, 1995 approximately 200 machines have been placed in Wal-Mart snack bars. In September, 1995, the Company entered into a relationship with Tyson Foods Incorporated adding twelve (12) additional food items, of which Wal-Mart has chosen four (4) at this date for use in their snack bars. The Company and Wal-Mart have revised the informational program to snack bar managers to require the use of Ore-Ida/Moore's and Tyson Foods products.

     In addition, Fry Guy Inc., has developed a marketing strategy utilizing independent sales agents which includes a training and support program. As of September 30, 1995, Fry Guy Inc., has approximately 26 independent sales agents. Alanco Financial Services Corporation, shall arrange for financing of Perfect Fry 686 machines as a support service and independent profit center.

     Also during May, 1995, the Company acquired 100% of the capital stock of Unique Systems, Inc., a Nevada corporation doing business as National Affiliated Adjustment Company, from KD International, Ltd., in exchange for 1,750,370 shares of the Company's common stock and 26 Shares of $20,000 par value, Class A, Series I Preferred Stock of the Company. The shares issued to KD International are "restricted securities" as defined by the Securities and Exchange Commission. The Preferred Stock votes with the common stock but is non-dividend bearing with a mandatory redemption five years from issuance. The operational management of National Affiliated Adjustment Company has been engaged in the business of insurance claims adjusting for over ten years and as a result, National Affiliated Adjustment Company is one of the largest independent claims adjustment firms in Arizona.




BUSINESS DEVELOPMENTS IN THE AIR POLLUTION CONTROL SERVICES SEGMENT

               Environmental Business Segment

     The Company's principal business development focus for this segment has been in the People's Republic of China. This has been primarily due to the potential size of the Chinese market and the lack of a domestic Chinese pollution control equipment manufacturing industry. The Company manages operations in this segment of business through Alanco Beijing Environmental Technology Corporation, a Chinese corporation.

     In 1993, an agreement was executed with Dezhou Chemical Machinery Factory, located in Shandong Province of the Peoples Republic of China, to manufacture the Company's gravel bed filtration pollution control technology for applications in China. While this agreement has not been formally rescinded, during fiscal 1995 the Company chose not to pursue manufacturing of this system in China.

     In September of 1993, the Company executed an agreement with Dezhou Heater & Power Plant ("Dezhou"), located in Shandong Province, to purchase an EDSS system. During 1994, the contract was amended to the purchase of one Charged Dry Sorbent Injection System which was shipped to Dezhou at the beginning of the 1995 Fiscal Year. The CDSI System was installed in June, 1995 and is undergoing operational testing.

     In December of 1993, the Company entered into a preliminary agreement with Shougang Steel Corporation, also known as Capital Steel ("Capital"), which allows that corporation to manufacture EDSS units for its own application and that of its subsidiaries. Under the finalized agreement, executed in January, 1994, Capital will pay Alanco a royalty equivalent to three (3) to five (5) percent of the contract selling price, as mutually agreed to, and Capital will purchase the CDSI unit directly from the Company. This sale is presently pending approval by the Chinese government of the overall Capital project. The Company cannot guarantee that this sale will be completed.

     In April of 1994, the Company signed an exclusive license agreement with Dong-Ah Construction Co., Ltd. ("Dong-Ah") for Korea, non-exclusive elsewhere, which allows Dong-Ah to manufacture and market the Company's full range of pollution control equipment. Under the license, Dong-Ah will pay an exclusivity fee to the Company and a five (5%) percent royalty on the equipment manufactured for their own use and/or sale. As of the date of this report, Dong-Ah has not paid the exclusivity fee and the Company cannot guarantee that this agreement will proceed.

     In April 1993 the Company signed an agreement with Intrade Ltd., to represent the Company and sell its technology to the steel and mining industries in the area defined as the Pacific Rim and in the United States. This agreement is currently awaiting successful CDSI tests from China before Intrade commences performance.

     In June 1993, the Company executed a preliminary agreement with the Beijing Municipal EPA to install two 150 ton per day municipal waste incineration facilities in the city of Beijing, China. This agreement has been deemed terminated for lack of funding by the Beijing Municipal EPA during the fiscal year ended June 30, 1995.


          Domestic Business Developments

     In April 1993, the Company executed a contract for the sale of an EDSS unit to Asphalt Paving & Supply Company, Inc., of Prescott Valley, Arizona. Installation was completed in early 1994. The Company has performed extensive testing of the EDSS gravel bed filtration system and despite the Company's expectation that the system could be modified to achieve compliance, the Company has been able to achieve Arizona compliance levels but to date has not succeeded in meeting federal standards. The Company has also successfully met EPA and ADEQ compliance levels with the CDSI System. The Company is currently negotiating a remedy to the compliance situation with Asphalt Paving & Supply Company, Inc. The Company has been paid $105,000 for this contract and $70,000 remains due and owing.


     The Company has used and intends to continue using the Prescott Valley site for additional research and development of the Charged Dry Sorbent Injection System for SO2 removal from a gas stream. The CDSI System has undergone four independent laboratory tests at the Prescott Valley site and has achieved the desired results of consistently removing 99.9% of the sulfur dioxide from the polluted gas stream. The tests were conducted by Energy and Environmental Measurement Corporation of Tucson, Arizona. The tests also demonstrated the mechanical reliability of the CDSI system which is ready to be marketed as a retro-fit device for an existing pollution control systems and as a part of new systems.

     During the fiscal year ended June 30, 1994, the Company formed a subsidiary known as Alanco Environmental Manufacturing, Inc. ("AEMI"). This wholly-owned subsidiary accepted the manufacturing assets acquired by the Company from Heartland Systems, Inc. The manufacturing facilities have been consolidated into one facility at Falls City, Nebraska. The Company has conducted preliminary engineering and cost analysis on a major expansion of the Falls City manufacturing facility. The Company intends to construct a "high bay" addition which will allow the Company to more easily fabricate larger pieces of equipment and increase efficiency of the existing facility. The Company is now in the process of seeking financing and/or Nebraska economic development assistance for the project.

     In June, 1995 the Company wrote off the value of its 177 Cherry Creek unpatented mining claims for a total amount of $598,166. The Company has retained ownership of 47 of these claims.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information concerning the industry segments of the Company can be found in the Notes to Consolidated Financial Statements,
Note 20 captioned Segment Information.


NARRATIVE DESCRIPTION OF BUSINESS

          AIR POLLUTION CONTROL SERVICES SEGMENT

     The Company's principal air pollution control technology is the Charged Dry Sorbent Injection (CDSI) System. The CDSI is a patented process that utilizes an electrostatically charged sorbent to remediate and remove noxious gases such as sulphur dioxide from a hot exhaust gas stream from a stationary air pollution generating site such as a factory. The CDSI System operates at a high degree of efficiency and at significantly lower cost than competing technology. The Company acquired the rights to this technology in 1989 and has spent the past several years in engineering and testing. The Company now has a fully functional prototype which is ready for manufacturing.

     The CDSI System injects an absorbing agent or sorbent, such as lime or ammonia, into the polluted gas stream generated by an industrial activity. Different sorbents are best for different pollutants based upon the chemical nature of the gas stream. Prior to injection the sorbent stream is subjected to an electrostatic charge which imparts an negative electronic charge to the sorbent particles. The negatively charged sorbent particles repel one another, thus providing rapid dispersal of the sorbent during the injection into the gas stream. This faster dispersal results in greater sorbent surface area coming in contact with the gas stream. The negatively charged sorbent attaches to positively charged pollutants resulting in larger particles which can then be filtered from the gas stream.

     The CDSI System has significant advantages over competing technology for remediating polluted gas streams. Wet scrubbers, which spray moisture into the gas stream which attaches to pollutants and then precipitates out of the gas stream, result in polluted liquids or sludges which must then be treated. Wet scrubbers also have higher operating cost and are subject to corrosion. The CDSI System results in dry collection of pollutants which are more readily collected and disposed. Another significant advantage of the CDSI System is its ability to operate at temperatures as high as 2000 degrees Fahrenheit. Because chemical reactions such as the attachment of the sorbent to the pollutants occur more rapidly at higher temperatures, the CDSI sorbent is able to remove more pollutants from the gas stream in less time than if the gas stream had to be cooled.

     The CDSI System is easily adapted to a wide variety of industrial air pollution remediation systems and requires little maintenance. The Company believes the system is useable by power plants, mining and smelting facilities, incinerators, steel mills and dryer/roaster facilities such as hot mix asphalt plants. The Company is specifically targeting the dryer/roaster market. There are tens of thousands of these facilities in North America alone, including over 10,000 hot mix asphalt plants. Many of these plants are experiencing problems complying with U.S. Environmental Protection Agency standards and the CDSI's ability to operate at high temperatures makes the system a cost effective means of achieving compliance.

     Over 12 years, the Company has amassed over 12,500 hours of site specific slip stream testing and performed a comprehensive analysis of data compiled. This compilation of data came from tests performed in the power generating industry, smelting industry, steel manufacturing industry and recycling industry. Based upon this data, the Company feels confident that the CDSI unit has a substantial market place that can be tapped.

     The Company, over the years, developed a two-tier marketing philosophy. The first-tier, or large scale projects, by their nature, incorporate site specific engineering and massive on site construction which would entail, among other things, access to extensive engineering capability as well as construction capability. The Company had reported and intended to use third parties for this engineering in the United States, Korea, Asia, United Kingdom and Europe.

     The second-tier, or small and medium scale projects, do not require the same extensive site specific engineering, nor do they require major construction capability. An example of this market is the hot-mix asphalt industry. In this industry segment, four or five systems, scaled to varying sizes, should adequately cover the industry's needs and marketing could be handled through Original Equipment Manufacturers ("OEM's"), direct sales force or contract marketing arrangements, as will be the case for this market overseas.

     The components being used in the assembly of systems and the materials and parts used to manufacture the pollution control device are purchased from original equipment manufacturers and steel fabricating firms. The Company believes that it can continue to purchase raw materials and that job-shop sources and the Company's own manufacturing operation can continue to provide necessary components, supplies and manufactured products.


     Patents: The Company, under the name of its subsidiary, Environetics, Inc., owns United States Patent No. 4,220,478, titled "Method For Removing Particulate Matter From A Gas Stream And A Method For Producing A Product Using The Removed Particulate Matter" and United States Patent No. 4,290,786 titled "Apparatus For Removing Particulate Matter From A Gas Stream".

     In addition to the aforementioned Patents, three additional patents were filed for during the year ended June 30, 1994, by individuals in the Company. These filings were assigned to the Company shortly after filing with no compensation being paid to the original applicants. These filings are as follows:

     U. S. Patent Application entitled "Apparatus for Removing
Particulate Matter and Gases from A Polluted Gas Stream" issued as U.S. Patent No. 5,308,590 on May 3, 1994. This application was also filed in China on September 28, 1993 and with the Patent Treaty Countries pursuant to the International Patent Treaty on April 18, 1994.

     U. S. Patent Application entitled "Method For Removing Particulate Matter and Gases From A Polluted Gas Stream" issued as U.S. Patent No. 5,332,562 on July 26, 1994, subsequent to year end. This application was also filed in China on September 28, 1993 and with the Patent Treaty Countries pursuant to the International Patent Treaty on May 9, 1994.

     U. S. Patent Application entitled "Hopper System and Electrostatic Gun for Injection of an Electrostatically Charged Sorbent into a Polluted Gas Stream" issued as U.S. Patent No. 5,312,598 on May 17, 1994. This application was also filed in China on September 28, 1993 and with the Patent Treaty Countries pursuant to the International Patent Treaty on April 18, 1994. In addition, management decided to have this patent application filed in several other countries as follows: filed in Mexico on August 25, 1994; filed in Argentina on August 24, 1994; filed in Chile on August 25, 1994; filed in Turkey on August 23, 1994 and filed in India on July 18, 1994. These applications have also been forwarded for filing in Venezuela and Pakistan.

     The Company believes that the rights to and/or ownership of these patents, patents pending and patent applications are crucial to The Company's future success. No other system offered in this industry segment has such significant operating potential. However, there are many other pollution control devices and systems.


     Competitive Conditions: The Company's Air Pollution Control Services Segment is in competition with such firms as Wheelabrator, Pure Air, General Electric, Westinghouse, and Mitsubishi Corporation. However, The Company has a proprietary technology that is significantly differentiated from providers of wet scrubber, electrostatic precipitator and fabric filter technologies by its ability to operate at temperatures above that which other technologies can operate. This capability plus its modular ability to function as a "standalone" or as an "enhancer" system gives The Company special ability to compete. Additionally, the Company's equipment prices and operating costs are fully competitive.


     Research and Development activities:    The Company continues to
take every opportunity to enhance the performance capability of its systems through innovative configurations and special chemical sorbents and medias. The Company has expended a total of $199,600 in research and development during the fiscal year ended June 30, 1995.


     Employees:     As of September 28, 1995, The Company had five
individuals whose principal responsibilities were in this business segment.


     AIR POLLUTION CONTROL EQUIPMENT MANUFACTURING SEGMENT

     Alanco Environmental Manufacturing, Inc., (AEMI) is the Company's wholly owned subsidiary which operates from its facility in Falls City, Nebraska. AEMI manufactures aeration equipment for the agricultural industry as well as baghouses and cyclones for that industry and industrial applications. The product lines, which AEMI has complete engineered drawings for, are: Reverse Air Filters, Pulse Jet Filters, Cyclonic Collectors, Centrifugal Fans, Pneumatic Conveyors and Ducting. The manufacturing facility, located in Falls City, Nebraska, can also perform job shop and original equipment manufacturing for other entities. AEMI has a second facility located at Boone, Iowa. This facility is approximately 53,000 square feet under roof and is located on approximately 9.47 acres.


     Raw Materials:      The principal raw materials used in
manufacturing are sheet metal and plate steel, welding supplies, miscellaneous nuts and bolts and various kinds of electrical components none of which are uncommon to this industry. The Company currently uses several different suppliers, most of which are located in the midwest and none of which are relied upon as the sole source. In this regard, the Company believes that it has an adequate supply and should maintain an adequate supply of raw materials for the future.


     Seasonality of Business:      The Company's manufactured products
are marketed to two separate industries. The agricultural segment, including farms, specifically grain and produce storage, is highly seasonal. The demand for product, such as fans, ducting and fan/heater assemblies begins to heighten around April and May and should taper off around October and November. However, the industrial applications which utilize other products manufactured by the Company account for over 65% of all sales and does not appear to be seasonal.


     Working Capital Practices:    The Company's manufacturing segment
assets are security for a note payable to American National Bank in the amount of $34,541 as of June 30, 1995. There are no other liens or encumbrances. The Company had $810,007 in inventory of raw materials, parts, components, finished goods and work in process at June 30, 1995. The components of this inventory are $478,452 in raw materials and purchased stock items, $104,712 in sub-assemblies which includes labor; $61,817 of finished product which includes labor and $165,026 of work in process which also includes labor. Accounts receivable were $350,801, net of allowance for doubtful accounts, and only $154,235 in accounts payable. Based upon these facts, the Company feels that this segment of business is in a very strong working capital position which will not only meet its current needs, but will meet the future goal of expanding manufactured goods output by twenty percent in each of the next three years.


  Dependence Upon Limited Number of Customers: The Company has recorded sales to over 60 different customers during the year ended June 30, 1995. Of these, 10 had purchases which accounted for more than two (2%) percent of total revenue of which one had total purchases of over ten (10%) percent of total revenue. This customer is Boone Aeration and Environmental Company, Inc. ("BAEC") which accounted for 49.43% of all revenues generated during the period in this segment of business. BAEC is the entity that the company entered into a non-compete marketing agreement with to market the agricultural products manufactured by the Company. Loss of these sales would have a short term effect on the profitability of the operation, however, the Company has assurances from BAEC that it will continue to purchase these products for distribution, which assurance is based upon pricing, quality and availability. In the unlikely event that BAEC should take its business elsewhere, management believes that this business could be replaced within a matter of months.


     Backlogged Orders:  The Company had orders for approximately
$700,000, as of September 28, 1995. Of these orders, $165,026 is work in process and carried as inventory. The Company believes that all of this will be fulfilled in the coming fiscal year and that no material change should occur.


     Competitive Conditions:       The companies, firms and entities in
this segment fall into two basic categories. Those that engineer, market and manufacture in house and those that specialize in engineering and marketing only. Those companies, firms and/or entities that engineer and market only are not actually competitors, but enhance our business segment. Many of these entities submit their engineered drawings to AEMI to have bids for the manufacturing of the components completed by AEMI. These entities actually represent, in a number of operations, the majority of the companies involved in this segment of business.


     On the other hand, manufacturing companies of agricultural products and dust control equipment, such as those included in the Company's current product line, are not numerous. The Company is aware of only a handful across the United States. However, those few competitors are doing a dollar volume of business substantially greater than that of the Company. Some may have more substantial resources and possibly more current equipment, but based upon the manner of acquisition of this segment of business, its current cost of manufacturing on an hourly basis, the commitment to excellence of the employees and the ability to increase the volume of business in the one facility, the Company is confident that it can materially compete in this segment on any level of price, quality, performance and service.

     Employees:     As of September 28, 1995, the manufacturing segment
employed a total of forty-eight people.


RESTAURANT EQUIPMENT MARKETING SEGMENT

     During the fiscal year ended June 30, 1995, the Company entered into a new business segment of the marketing of restaurant equipment and related food products, specifically the Perfect Fry 686, a light weight, easy to install and operate food deep frying machine. Fry Guy Inc., holds an exclusive license for the United States distribution of the Perfect Fry 686 deep-frying machine which was granted by the machine's manufacturer, Perfect Fry, Inc., a Canadian corporation.

     The Perfect Fry 686 machine operates with an air filtering system which eliminates the need for a venting system necessary with conventional restaurant deep fryers. The machine operates with an automated basket lowering and raising mechanism. The Perfect Fry 686 machine operates on 110 volt electricity as compared to the 220 volts usually required by conventional deep fryers. The Perfect Fry 686 machines weigh only 70 pounds and can be operated from a counter. The Company believes that the Perfect Fry 686 machine's ability to operate without vents and on standard electrical current has opened a substantial niche for placement of the machines in places where a conventional fryer is not feasible for cost or space considerations.
The Company intends to target small snack bars or similar facilities in department stores, shopping malls, bars or other facilities which previously were unable to offer hot food.

     The Company is pursuing several different marketing strategies.
The Company has developed a Fry Guy Sales/Rental Program whereby it is recruiting and training independent agents to market the Perfect Fry 686 machines and Fry Guy foods. The Company also has agreements with Ore-Ida/Moore's Foods and Tyson Foods to provide specially processed, pre-packaged foods designed especially for use in the Perfect Fry 686.
These foods include french fries, chicken nuggets, cheese sticks and cheese filled jalapeno peppers. Under the Ore-Ida/Moore's agreement, the Ore-Ida/Moore's broker networks are being encouraged to market the Fry Guy Sales/Rental Program to their customer bases through provision of discount coupons and coupons redeemable for the packaged foods. Finally, the Company has an agreement with Wal-Mart stores to place Perfect Fry 686 machines in Wal-Mart snack bars. The machines initially placed in Wal-Mart were placed without cost to Wal-Mart in order to demonstrate the machines potential while the Company is paid for foods sold using the machines.

     Employees:     Fry Guy Inc., presently has seven full time
employees and twenty-six independent sales agents as of September 28, 1995.


     Backlogged Orders: The Company does not presently have a backlog of orders for the Perfect Fry Machines which the Company attributes to not yet having its marketing program fully deployed.


     Competition:   The Company is aware of only one direct competitor
marketing a ventless, small capacity deep fryer. The Company believes that it has an advantage over this competitor both in terms of price and quality of machines. However the Company also considers the much larger restaurant equipment industry as competition in that this industry offers any number of different sizes and types of deep fryers. Many of the companies engaged in this industry are much larger and better funded than the Company. The Company anticipates that as it achieves market recognition, additional competitors will be drawn into this market niche.


INSURANCE CLAIMS ADJUSTING SEGMENT

     The Company operates in this segment through its subsidiary, Unique Systems, Inc., which does business under the name of National Affiliated
Adjustment Company (NAAC).    NAAC operates as an independent claims
loss adjustment company which processes property, casualty, health insurance and workmens' compensation claims and automobile appraisal for various insurance companies. One client, IAEA Benefit Trust which refers Workmen's compensation claims to NAAC represented approximately fifty percent (50%) of NAAC's revenue during the fiscal year ended June 30, 1995.

     Depending on the type of claim, processing of claims generally involves verifying the loss and the existence of coverage for the loss and then assessing the extent of the loss and negotiating a settlement on the loss as appropriate. On health insurance claims this generally entails determining that the procedures to be paid are appropriate for the type of problem and that cost of the procedure is within guidelines. If all information is determined to be accurate and appropriate, the insurance claims adjuster notifies the insurance payor that it is proper to pay the claim. When necessary, the claims adjuster seeks additional information or recommends rejecting the claim. NAAC is compensated in various ways depending upon the negotiated terms with the client. Typically compensation is on a flat rate per claim or on time and expenses per claim.

     NAAC presently has offices in Phoenix, Arizona and Las Vegas, Nevada, though the Company intends to open new offices in up to two additional cities throughout the United States during the Fiscal Year ending June 30, 1996.

     Competition:   Competition in the insurance claims adjusting
industry is extensive and is principally driven by price and quality of service.

     Employees:     NAAC has over twenty-nine full time employees.


MINING SEGMENT

     The Company currently holds its mining properties without any exploration or development activity.

     Environmental Disclosure.

     There are numerous federal and state laws and regulations relating to environmental protection which have direct application to mining, milling and mineralized material processing operations. The more significant of these laws deal with mined land reclamation and waste water discharge from such operations.

     The principal mining operations, exploration and development of mining properties by the Company has been accomplished underground with a minimum of surface disturbance.

     Two properties which would require limited environmental and/or surface reclamation are the C.O.D. Mine and the Tombstone Metallurgical Facility.

     The Tombstone Metallurgical Facility is located upon federal lands which are administered by the Bureau of Land Management ("BLM"). The facility was constructed in the 1970's when no permitting was required from the BLM. Since that time the facility has operated intermittently and the Company has complied with all regulations as they existed. At present, the facility remains idle. The other property is the C.O.D. Mine which is also on BLM land and is also presently idle.

     Employees:     The Company employs one individual who performs most
of the work required in this segment of the business and it relies upon independent contractors for the balance.


ITEM 2.  PROPERTIES

     The Company's corporate office is located in a 7,280 square foot leased facility, in Scottsdale, Arizona. Air Pollution Control Services and Mining operations are headquartered at the corporate office.

     The Restaurant Equipment Marketing Segment is located in a 2,257 square foot leased facility in Las Vegas, Nevada. The Restaurant
Equipment Marketing Segment also leases 1,609 square feet of warehouse space in Las Vegas, Nevada.

     The Insurance Claims Adjusting Segment is headquartered in a 6,513 square foot leased facility in Phoenix, Arizona and occupies 1,215 square feet of office space in Las Vegas, Nevada.


     The Environmental Manufacturing Segment's main operating facility is located at Falls City, Nebraska. This facility is approximately 73,000 square feet under roof and is located on approximately 6.84 acres. The second facility is located at Boone, Iowa. This facility is approximately 53,000 square feet under roof and is located on approximately 9.47 acres. The Company owns these facilities.


  Mining Properties:     Management and the Company's Auditors agreed
that an independent appraisal of the Company's mining assets should be undertaken and reviewed annually to determine the fair market value of the mining assets and the existence of potential impairments. Based upon the consistency of the results of the appraisals for the past several years and Management and the Company's Auditors' review, it was determined that an appraisal this year would not substantively change the recorded values.

     At June 30, 1995, the Company owned mineral rights in 7 mining or millsite properties in Arizona. Such rights include unpatented mining claims and unpatented millsite claims. The Company's mining properties include the Tombstone Mill and a mill on the site of the C.O.D. Mine.

     Table A sets forth the Company's Major Mineral Land Holdings for the fiscal years ended June 30, 1994 and 1995. Tables B and C set forth the current appraised value as of June 30, 1994 and the adjusted carrying value for June 30, 1994 and 1995, respectively.



                               TABLE A
       MAJOR MINERAL LAND HOLDINGS AT JUNE 30, 1995 AND 1994

MINERAL PROPERTY      LOCATION                      ACREAGE OWNERSHIP


C.O.D. Mine           Mohave County, AZ               3,500 100%
Mineral Mountain      Pinal County, AZ                4,660 100%
Cherry Creek          Yavapai County, AZ                940 100%
Tombstone/STC Claims  Cochise County, AZ              9,140 100%


MILLS AND REFINERY


C.O.D. Mine           Mohave County, AZ                 105 100%
Tombstone             Cochise County, AZ                 75 100%

                               TABLE B
            MAJOR MINERAL LAND HOLDINGS AT JUNE 30, 1994


MINERAL PROPERTY              RECORDED      APPRAISED       ADJUSTED
                              COST (1)      VALUE (2)      VALUE (3)


C.O.D. Mine                   5,374,328      8,505,445      5,539,328
Mineral Mountain                221,520        228,775        221,520
Cherry Creek                    598,166        680,909        598,166
Tombstone/STC Claims            683,046        712,367        409,828


MINERAL PROPERTY
TOTALS                        6,877,060     10,127,496      6,768,842



MILLS AND REFINERY
C.O.D. Mine              Included Above
Tombstone Mill                  531,373        328,487        328,487




                               TABLE C
            MAJOR MINERAL LAND HOLDINGS AT JUNE 30, 1995


MINERAL PROPERTY              RECORDED      APPRAISED       ADJUSTED
                              COST (1)      VALUE (2)       VALUE (3)


C.O.D. Mine                   5,374,328      8,505,445      5,539,328
Mineral Mountain                221,520        228,775        221,520
Tombstone/STC Claims            683,046        712,367        409,828
Cherry Creek Claims (4)         598,166        680,909              0

MINERAL PROPERTY
TOTALS                        6,877,060     10,127,496      6,170,676


MILLS AND REFINERY
C.O.D. Mine              Included Above
Tombstone Mill                  328,487        328,487        296,702


(1) Recorded Cost equals the lower of historical cost or the fair market value as determined by appraisal.

(2) The fair market value as determined by the appraisal completed for the fiscal year ended June 30, 1994.

(3) The adjusted book value after giving consideration to any write-down in certain mineral property values and reflects the lower of historical cost or appraised value.

(4) The value of the Cherry Creek claims was written down to $0 even though the Company continues to own 47 of these unpatented claims.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in several lawsuits or threatened lawsuits. The Company believes that any financial exposure is adequately provided for in its financial statements and that these matters will not have a material adverse effect on the financial condition or operating results of the Company. However the Company is a defendant in the following lawsuits which could be material in the event of an unfavorable resolution.

     In April, 1995 the case of Sun Valley Products, Inc., v. Alanco Environmental Services, Inc., et.al was filed in the United States District Court, Southeastern Division, District of North Dakota. Sun Valley Products, Inc., produces roasted sunflower seeds and purchased a bag filter system from the George A. Rolfes Company (which later became Heartland Systems, Inc.["Heartland"]) in 1992. In 1994, the Company purchased the assets of Heartland through the Company's wholly owned subsidiary Alanco Environmental Manufacturing, Inc. Installation and service of the bag filter system straddles the time the Company purchased the business assets from Heartland. The complaint alleges breach of contract, breach of warranties and negligence and seeks in excess of $50,000 in damages though the Plaintiff has not otherwise quantified its damages. The Company believes that the action is subject to the indemnification provisions of its purchase agreement with Rolfes and has entered into a joint defense with Heartland. The Company further believes that there are valid defenses to the action and it would ultimately prevail if the matter proceeds to trial. The Company and Heartland are pursuing settlement negotiations.

     In 1995, T&H Construction, Inc., filed a lawsuit against the Company in Yavipai County, Arizona Superior Court, alleging that the Company owes it approximately $50,000 on an open account for goods and services supplied by the Company in connection with its mining operations. The Company has filed an Answer claiming a set-off for equipment given to the Plaintiff and other defenses. While the Company believes that its defenses are meritorious, it also recognizes that trial of the matter may have an unfavorable outcome and so is pursuing settlement negotiations.

     On January 19, 1994, the BLM issued a Trespass Decision pursuant to 43 CFR 2920.1-2 under the authority of the Federal Land Policy Management Act of 1976. The decision was based upon the BLM's assertion that the use for which the Company occupied said millsites was an unauthorized use and that unauthorized property, non-milling or refining, was also located there. On February 14, 1994 the Company filed a Notice of Appeal with all appropriate agencies. An order granting the stay of the BLM action as requested by the Company was issued on March 29, 1994. The BLM then filed their answer to the Statement of Reasons filed by the Company. Since this time there has been no action with regard to this case. The outcome of this matter can not be predicted at this time, however, based upon the demands contained in the trespass decision, approximately $30,000, plus administrative costs versus the cash bond placed by the Company with the BLM, $19,000 and the delay rental fees already paid, management believes that even an unfavorable outcome will have little effect on the financial condition of the Company.

     The Company is also a defendant is a lawsuit filed in the Federal District Court for the District of Nevada by Bernard Lumbert, a resident of Kingman, Arizona. In the opinion of the Company, Mr. Lumbert is a habitual, pro se filer of frivolous lawsuits seeking unspecified damages for violations of federal securities laws. Mr. Lumbert has also sent absurd and libelous allegations regarding the Company to news media and securities broker-dealers. In the above case, Mr. Lumbert has filed numerous motions which have all been denied by the Court and have failed to comply with the rules of civil procedure. The Company is seeking to have the case dismissed and obtain sanctions against Mr. Lumbert. The Company has also filed a civil action in Maricopa County, Arizona against Mr. Lumbert as a result of his allegations for which Mr. Lumbert failed to appear upon the judge's order. A civil contempt warrant for his arrest on this matter is outstanding in Maricopa County, Arizona. The Company does not believe that there is any likelihood of an unfavorable outcome in this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Shareholder's during the fiscal year ended June 30, 1995.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDERS MATTERS.

  (1) Market Information:     Alanco's common stock is traded on the
NASDAQ Small Cap Market under the symbol "ALAN". Table D shows the high and low bid prices for each fiscal quarter for the last three fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                              TABLE D
                Fiscal 1995    Fiscal 1994    Fiscal 1993
Quarter Ended   High    Low    High    Low     High    Low
September 30    2.53   1.06    6.00   3.63      1.37   0.063
December 31     2.22   1.25    5.81   3.75      1.31   0.97
March 31        1.88   1.16    5.56   3000      1.53   0.88
June 30         2.75   1.50    4.44   2.00      6.06   1.37

  (2) Security Holders: As of September 28, 1995 Alanco had approximately 2,100 holders of record of its common stock. This does not include beneficial owners holding shares in street name.

  (3) Dividend Plans:    Alanco has paid no cash dividends and has no
current plans to do so.

  (4) Preferred Stock: There are 26 Shares of $20,000 par value, Class A, Series I Preferred Stock issued and outstanding as of September 28, 1995.


ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial Data for the Company and its subsidiaries can be found in Table E. This information includes information for the Company and it subsidiaries on a consolidated basis and should be read in conjunction with the audited financial statements and accompanying notes.

Table E - Selected Financial Data Not covered by Report of Independent Certified Public Accountant)

Selected Income Statement Data                           For the Period Ended
---------------------------------   ----------- ----------- ----------- ----------- ----------- -----------
                                      June 30,    June 30,    June 30,    June 30,     May 31,     May 31,
                                        1995        1994        1993        1992        1992        1991
---------------------------------   ----------- ----------- ----------- ----------- ----------- -----------
Operating Revenue                    3,438,183   1,581,515      10,987       --         24,500      58,600
---------------------------------   ----------- ----------- ----------- ----------- ----------- -----------

Loss before extraordinary item      (2,431,930) (3,389,293) (4,219,795)   (112,702) (2,886,797) (1,180,204)
Extraordinary item                  (2,321,449)   (450,671)    117,622       --         25,000       2,809
---------------------------------   ----------- ----------- ----------- ----------- ----------- -----------
Net Loss                            (4,753,379) (3,839,964) (4,102,173)   (112,702) (2,861,797) (1,177,395)
---------------------------------   ----------- ----------- ----------- ----------- ----------- -----------

Loss per common share
    Before extraordinary item            (0.10)      (0.19)      (0.33)      (0.02)      (0.55)      (0.27)
    Extraordinary item                   (0.10)      (0.02)       0.01        0.00        0.00        0.00
---------------------------------   ----------- ----------- ----------- ----------- ----------- -----------
Net Loss per share of common stock       (0.20)      (0.21)      (0.32)      (0.02)      (0.55)      (0.27)

Weighted average number of shares   23,839,969  18,253,730  12,974,995   6,867,840   5,287,487   4,311,677


Selected Balance Sheet Data
---------------------------------   ----------- ----------- ----------- ----------- ----------- -----------
                                      June 30,    June 30,    June 30,    June 30,     May 31,     May 31,
                                        1995        1994        1993        1992        1992        1991
---------------------------------   ----------- ----------- ----------- ----------- ----------- -----------
Current Assets                       3,338,559   4,283,308      20,208       2,918         262      17,251
Current Liabilities                    887,036     852,184     632,937   1,926,057   1,885,071   1,486,930
---------------------------------   ----------- ----------- ----------- ----------- ----------- -----------
Working Capital (deficit)            2,451,523   3,431,124    (612,729) (1,923,139) (1,884,809) (1,469,679)

Total Assets                        21,215,852  18,281,763   8,432,262   8,682,243   8,686,959  10,085,559

Long Term Debt                         463,834      --          --          --          --           2,108

Redeemable Preferred Stock             295,062      --          --         750,000     750,000     750,000

Nonredeemable Preferred Stock,
   Common Stock and other
  Shareholders' Equity              18,600,816  16,327,796   7,799,325   6,006,186   6,051,888   7,846,521


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(a)(1)  Liquidity and Capital Resources.

     The Company's working capital as of June 30, 1995, was $2,451,520. A decrease from the prior year of $979,604. This represents a reduction in the current ratio from 5.0:1 to 3.76:1. The change in working capital was primarily due to cash used by operations of $1,831,642 and additions to plant property and equipment of $410,550 offset by the proceeds from the sale of the corporate office of $603,500.

     As a result of entering the restaurant equipment and supply industry, the Company had 236 Perfect Fry 686 machines, valued at $724,470 added to property, plant and equipment this fiscal year. Of these machines, 150 have been placed in Wal-Mart Stores, which were financed on capitalized leases. The lease balances at fiscal year end were $523,280 with $463,834 included in long term liabilities. Future additions of capital equipment in this industry segment may utilize the availability of lease financing, which management believes is available.

     For additional information regarding liquidity and capital resources please refer to the Notes to Consolidated Financial
Statements, specifically Notes 16, 17, 22, and 23.

(a)(2)  Results of Operations
(a)(2)  (a) Fiscal 1995 compared to fiscal 1994

     Consolidated revenues for the year ended June 30, 1995, were $3,438,183. An increase of $1,856,668 or 117.4%. The manufacturing operations accounted for 91% of this increase. The balance of the increase was principally due to the new business segments added, restaurant equipment and supply and insurance adjusting. Since the new business segments were consolidated for a two month period only, significant increases in revenue are anticipated for the upcoming year (See Note 25 to the Notes to Consolidated Financial Statements).

     For the fiscal year ended June 30, 1995, the Company's net loss increased by $913,415 (23.79%) over the prior fiscal year. Net losses include the operations of newly added subsidiaries for a two month period only. The consolidated results also contain extraordinary losses of $2,321, 449 for fiscal 1995 compared to extraordinary losses of $453,080 for the prior year. The extraordinary losses more than account for the increase in net losses for the year. Losses before extraordinary items decreased by $954,954. This decrease is attributable to an increase in manufacturing revenues and a decrease in mining expenditures.

     Table F sets forth a breakdown by segments of the Company's business, in the form of a comparison of net income (losses):

                            TABLE F
                       For the year ended
Category            June 30,     June 30,    Increase       %
                1995         1994   (Decrease)  Change

Environmental     (   162,753)  (1,542,165)  1,379,412     89.45
Restaurant         3,972       N/A       3,972     -
Insurance             105,926       N/A        105,926       -
Mining       (   195,446)  (  479,646)    284,200     59.25
Manufacturing         425,278   (  344,414)    769,692    123.48
G & A & Other  ( 4,930,356)  (1,473,739) (3,456,617) 134.55

Net Income
 (Loss)      (4,753,379)   (3,839,964) (   913,415)   23.79


   Table G sets forth a breakdown by segments of the Company's business, in the form of a comparison of operating expenses:

                                 TABLE G
                       For the year ended
Category            June 30,     June 30,    Increase       %
                 1995         1994  (Decrease)    Change

Environmental         269,753    1,647,165   (1,377,412)  (83.62)
Restaurant        22,065         N/A        22,065      -
Insurance           74,252       N/A        74,252      -
Mining           205,446     480,646    (  275,200)   (57.26)
Manufacturing       2,644,495   1,719,046       925,449     53.84
G & A          2,711,652     888,642     1,823,010    105.15
Other              -         226,560    (  226,560)  (100.00)

Totals         5,927,663   4,962,059       965,604     19.46


   The decrease in the amount of operating expenses of the environmental services is directly related to a reduction in the required research and development costs and the amount of corporate overhead allocated to this business segment as a result of entering into two (2) new segments this year. Operating expenses for the restaurant equipment and supply and insurance operations were included from May 1, 1995. Direct service in the mining industry decreased by $275,200, most of which is attributable to a reduction in delay rental fees due the Bureau of Land Management and a watchman's contract for services at one of the Company's mine sites. Direct service expenses for the manufacturing division increased by $925,449 or 54%. This is a result of a full years operating history versus the six months consolidated the previous year. The increase in general and administrative expenses can be attributed to the inclusion of two new business segments, increased volumes in the manufacturing and the distribution of resources from the environmental segment direct service.

   For the year ended June 30, 1995, the Company had significant items that were listed as extraordinary. These items are of a singular nature and would not be considered a part of ongoing operations. Extraordinary items consisted of a write down of marketable securities of $431,000, a reevaluation of the Boone, Iowa manufacturing plant of $713,000, a write off of mining claims of $598,000, and a loss from sale of the corporate office building of $666,000.

(a)(2) (b) Fiscal 1994 Compared to Fiscal 1993

   In fiscal 1994, the Company's net loss decreased by $262,209
(6.39%) over the same period last year. This decrease is attributable to a substantial decrease in costs in the mining industry which outweighed the increased costs in the environmental industry.

   Table H sets forth a breakdown by segments of the Company's business, a comparison of net operating losses:



TABLE H
For the year ended




Category
June 30,
1994
June 30,
1993
Increase
(Decrease)
%
change


Environmental
Mining
Manufacturing
G & A & Other
(1,542,165)
(479,646)
(344,414)
(1,473,739)
(237,778)
(2,829,001)
(  -  )
(1,035,394)
1,304,387
(2,349,355)
344,414
438,345
548.574
83.059
N/A
 42.341


Net
Income(Loss)

(3,839,964)

(4,102,173)

 (262,209)

 6.39



   Table I sets forth a breakdown by segments of the Company's business, a comparison of operating expenses:



TABLE I
For the year ended




Category
June 30,
1994
June 30,
1993
Increase
(Decrease)
%
change


Environmental
Mining
Manufacturing
General and
 administrative
Other
1,647,165
480,646
1,719,046

888,642
226,560
237,778
2,832,001
  --

800,578
326,141
1,409,387
(2,351,355)
1,719,046

88,064
 (99,581)
 592.73
83.03
N/A

 11.00
30.53


Net Loss
4,962,059
4,196,498
  765,561
18.24


   The increase in general and administrative expenses is a direct result of the addition of a segment of business. This has increased staff.

   The increase in operating expenses for the environmental segment of business is attributable to engineering expenses associated with the new design, research and development expenditures and marketing.

   The decrease in operating expenses for the mining segment of business is attributable to only one minor write-down taken this year on the valuation of a property and no acquisition expenses. The total dollar amount attributed to these items during the year ended June 30, 1993 was $2,700,908. If this was factored out, operating expenses for the year ended June 30, 1993 would be $131,093 versus $312,435 for the year ended June 30, 1994.

    This is an increase of $181,432, which is mostly attributed to the rental fees paid to the Bureau of Land Management on the mineral properties. These fees, recently approved by Congress, were for two years. One year paid in arrears and one year paid in advance. In coming years the fee will be paid in advance only.

   In miscellaneous operating expenses, the major item was a loss incurred in the manufacturing segment on the sale of a product line which the Company would no longer represent. This loss was from the sale of inventory and is of a non-reoccurring nature.

   The Company recorded $1,581,515 in revenues during the year ended June 30, 1994 of which $1,374,632 was in the recently acquired manufacturing segment of business, which means revenues from ongoing business were actually $206,883. These revenues represent an increase of $195,896 (1,782.98%) over the same period last year. This increase is composed of the following components: i.) an increase in corporate revenue of $100,883 (100%) from sublease rentals of office space and warehouse space; ii.) an increase in environmental revenues of $105,000 (100%) associated with the contract in process at Prescott Valley, Arizona and iii) a decrease in mining revenues of $2,000 (66.67%).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Consolidated Financial Statements.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING & FINANCIAL DISCLOSURE: none

                 INDEPENDENT AUDITOR'S REPORT



  Board of Directors
  Alanco Environmental Resources Corporation
  Scottsdale, Arizona


  I have audited the accompanying consolidated balance sheet of Alanco Environmental Resources Corporation (formerly known as Alanco Resources Corporation) and subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

  I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, consolidated financial statements referred to above, present fairly, in all material respects the financial position of Alanco Environmental Resources Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended June 30, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

  As discussed in Note 11, the Company's consulting geologist has stated in his report that certain of the company's mining properties lack economic feasibility based on the extent of exploration to date. However, the consulting geologist has also stated that, in his opinion, the Company should continue its exploration efforts on all properties until an economically feasible ore body is proved or a decision is reached to abandon the property.

  The realization of the Company's remaining investment in assets consisting of the mill and refinery, mining equipment, investments in and advances to partnerships, and investment in all other mineral properties totaling $6,726,554 at June 30, 1995, depends on the success of the company's efforts to realize, through continued exploration and development or sale, estimated recoverable mineral reserves. The financial statements do not include any additional adjustments that might result from the outcome of this uncertainty.

  As discussed in Note 15, the Company and subsidiaries have been named as a defendent in several lawsuits. It is not possible at present for the Company to estimate the amount of judgments, if any, that might be allocated to the Company or its subsidiaries. No provision for any liability that may result has been made in the accompanying financial statements.

  As discussed in Note 10, the Company acquired certain patents, patents pending, and patent application technology for various pollution control equipment with a total book value of $121,647 at June 30, 1995. The recoverability of these assets is dependent upon the success of the Company's marketing efforts, successful completion of EPA certification and its ability to obtain sufficient working capital to finance the production and installation of such pollution control equipment.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company has incurred significant operating losses for the years ended June 30, 1995, 1994 and 1993. This factor raises substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase revenue in the business segments in which it operates, and its ability to realize the value of its investment in mineral properties from either the sale of these properties or to raise additional cash to place these properties into operation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                        BILLIE J ALLRED CPA

  Tempe, Arizona
  September 28, 1995

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1995 AND 1994


                                                                     June 30,               June 30,
                                                                       1995                   1994
                                                                 -----------------    ----------------
                              ASSETS

CURRENT ASSETS
  Cash                                                                  $607,411           $1,935,915
  Accounts receivable (Note 4a)                                          506,027              387,464
     Allowance for doubtful accounts                                     (25,189)             (25,600)
  Contracts in process (Note 5)                                                0                    0
  Notes receivables
     Unrelated parties (Note 4b)                                         144,407                    0
     Related party (Note 4c)                                                   0              181,722
     Other (4d)                                                          907,368              655,773
  Inventory of finished and unfinished  goods
     at lower of costs or market (Note 5)                              1,011,701            1,106,764
  Marketable securites (Note 6)                                          148,400
  Prepaid expense                                                         38,435               41,270
                                                                  -----------------    -----------------
Total current assets                                                   3,338,560            4,283,308
                                                                  -----------------    -----------------

PROPERTY, PLANT AND EQUIPMENT (at cost)
  Corporate office (Note 7a)                                                   0            1,200,000
  Manufacturing facilities and property (Note 7b)                      1,676,247            2,299,304
  Manufacturing equipment (Note 7b)                                    1,000,427            1,090,076
  Restaurant equipment (Note 7c)                                         724,470                    0
  Furniture and equipment (Note 7d)                                      386,600              232,591
  Less accumulated depreciation                                         (394,436)            (168,204)
                                                                  -----------------    -----------------
                                                                       3,393,308            4,653,767
                                                                  -----------------    -----------------

OTHER ASSETS
  Investment in restricted securities (Note 8)                           100,000              580,000
  Costs in excess of book value on acquisition of wholly owned subsidiaries less accumulated amortization of $102,419
      at June 30, 1995 (Note 9)                                        6,295,784                    0
  Installment sale contract receivable (Note 14)                       1,240,000            1,375,000
  Patents, patents pending and patent application
     technology, less accumulated amortization of
     $83,678 at June 30, 1995 and $63,558 at
     June 30, 1994 (Note 10)                                             121,647              122,842
  Mineral properties and related assets (Note 11)
     Mineral properties, at cost                                       6,170,676            6,768,842
     Mill and refinery, less accumulated depreciation
        of $391,994 at June 30, 1995 and $360,209 at
        June 30, 1994                                                    296,702              328,487
     Other mining equipment, less accumulated
        depreciation of $758,783 at June 30, 1995 and
        $708,380 at June 30, 1994,                                       107,831              158,233
     Other (Note 12)                                                     151,345               11,283
                                                                  -----------------    -----------------
                                                                      14,483,985            9,344,687
                                                                  -----------------    -----------------


                                                                     $21,215,852          $18,281,762
                                                                  =================    =================

See notes to consolidated financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1995 AND 1994


                                                                     June 30,               June 30,
                                                                       1995                   1994
                                                                  -----------------    ----------------
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, shareholders                                            $53,685              $66,685
  Notes and contracts payables                                             2,489               77,949
  Current maturities of long-term liabilities                             93,987                    0
  Accrued payroll taxes                                                  141,500              219,000
  Accounts payable                                                       416,356              409,927
  Accrued salaries, wages and commissions                                 69,173                    0
  Accrued expenses                                                       109,845               59,404
  Accrued expenses - related parties                                           0                2,736
  Advances from officers and directors                                         0               16,484
                                                                  -----------------    -----------------
Total current liabilities                                                887,035              852,185
                                                                  -----------------    -----------------

LONG-TERM LIABILITIES                                                    463,834                    0
                                                                  -----------------    -----------------
Total Liabilities                                                      1,350,869              852,185
                                                                  -----------------    -----------------


UNREALIZED  INCOME ON INSTALLMENT SALES (Note 14)                        969,104            1,101,782
                                                                  -----------------    -----------------

COMMITMENTS AND CONTINGENCIES (Note 15)                                        0                    0
                                                                  -----------------    -----------------

REDEEMABLE PREFERRED STOCK, CLASS A (Note 16)
  Preferences established by the Board of Directors 5,000,000 shares authorized at all periods presented, 26 shares, $20,000 par value, non-cumulative, voting issued and outstanding at
  June 30, 1995 and none issued and outstanding at June 30, 1994         295,062                    0
                                                                  -----------------    -----------------


SHAREHOLDERS' EQUITY (Note 2 and 17)
  Preferred stock, Class B, cumulative, voting
     authorized 20,000,000 shares and none issued                              0                    0
  Common stock, no par value
     100,000,000 shares authorized at all periods
     presented, issued and outstanding 29,924,057
     at June 30, 1995 and 22,687,487 at June 30, 1994                 47,885,245           40,958,845
  Common stock subscriptions receivable                                        0             (100,000)
  Accumulated deficit                                                (29,284,429)         (24,531,049)
                                                                  -----------------    -----------------
                                                                      18,600,816           16,327,796
                                                                  -----------------    -----------------

                                                                     $21,215,852          $18,281,762
                                                                  =================    =================

See notes to consolidated financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                          June 30,            June 30,          June 30,
                                                            1995                1994              1993
                                                       ----------------   ----------------   ---------------

REVENUES (Notes 2 and 19)
  Related parties                                                  $0                 $0            $7,987
  Environmental services                                      107,000            105,000                 0
  Restaurant service                                           26,037                  0                 0
  Insurance adjusting                                         180,178                  0                 0
  Mining and mining services                                   10,000              1,000             3,000
  Manufacturing                                             3,069,773          1,374,632                 0
  All other                                                    45,195            100,883                 0
                                                       ----------------   ----------------   ---------------
                                                            3,438,183          1,581,515            10,987
                                                       ----------------   ----------------   ---------------


OPERATING EXPENSES (Note 5)
  Direct Service
       Environmental industry                                 212,366          1,647,165           237,778
      Restaurant equipment and supply industry                 22,065                  0                 0
      Insurance adjusting industry                             74,252                  0                 0
       Mining industry                                        205,446            480,646         2,832,001
       Manufacturing industry                               2,644,495          1,719,046                 0
  General and administrative                                2,769,039            888,642           800,578
  Loss on settlement of lawsuit                                     0              9,000                 0
  Write-off partnership interests                                   0                  0           318,543
  Write-off other investment                                        0                  0             7,598
  Write-off receivable as uncollectible                             0            217,560                 0
                                                       ----------------   ----------------   ---------------
                                                            5,927,663          4,962,059         4,196,498
                                                       ----------------   ----------------   ---------------
LOSS FROM OPERATIONS                                       (2,489,480)        (3,380,544)       (4,185,511)
                                                       ----------------   ----------------   ---------------

OTHER INCOME AND (EXPENSE)
  Interest income                                              62,043             16,874               129
  Interest expense                                            (16,831)           (20,368)          (25,913)
  Gain on sale of asset                                       118,099              2,653                 0
  Loss on sale of assets                                      (68,262)            (2,409)
  Other income (expense)                                      (37,500)            (5,500)           (8,500)
                                                       ----------------   ----------------   ---------------
                                                               57,549             (8,750)          (34,284)
                                                       ----------------   ----------------   ---------------
LOSS BEFORE EXTRAORDINARY ITEMS                            (2,431,931)        (3,389,294)       (4,219,795)
                                                       ----------------   ----------------   ---------------

EXTRAORDINARY ITEMS
  Forgiveness of debt                                          87,974              5,126           117,622
  Write-down of investment securities                        (431,600)                 0                 0
  Sale of building and furniture                             (666,380)                 0                 0
  Loss on disposal of product line                                  0           (455,797)                0
  Write-down on mineral property                             (598,166)                 0                 0
  Write-down on manufacturing facility
     and related equipment                                   (713,277)                 0                 0
                                                       ----------------   ----------------   ---------------
                                                           (2,321,449)          (450,671)          117,622
                                                       ----------------   ----------------   ---------------

NET LOSS                                                  ($4,753,380)       ($3,839,965)      ($4,102,173)
                                                       ================   ================   ===============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
  Before extraordinary items                                   ($0.10)            ($0.19)           ($0.33)
  For extraordinary items                                       (0.10)             (0.02)             0.01
                                                       ----------------   ----------------   ---------------
NET LOSS PER SHARE OF COMMON STOCK                             ($0.20)            ($0.21)           ($0.32)
                                                       ================   ================   ===============

See notes to consolidated financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                        Common Stock
                                                ---------------------------------  Subscriptions     Accumulated
                                                   Shares             Amount       Receivable        Deficit        TOTAL
                                                -------------- ------------------ --------------- ---------------- -----------
Balances, June 30, 1992                             7,381,755       $23,654,138     ($1,059,039)    ($16,588,913) $6,006,186

Issued on subscriptions receivable
  (Note 15p)                                          621,159           250,864        (250,864)               0           0
Collection of subscriptions receivable                      0                 0         907,343                0     907,343
Issued for the following:
  Cash (Note 17a)                                   1,015,500           411,375               0                0     411,375
  Services (Note 17b)                                 254,000            95,375               0                0      95,375
  Purchase mineral property interest (Note 17c)     2,380,000         1,487,492               0                0   1,487,492
  Purchase mineral property interest (Note 17i)       235,000           558,125               0                0     558,125
  Purchase environmental partnership interest                                                                              0
     (Note 17d)                                       340,000           212,500               0                0     212,500
  Conversion of debt to equity (Note 17f)           2,799,534         1,468,702               0                0   1,468,702
  Conversion of preferred stock (Note 17e)          1,200,000           750,000               0                0     750,000
  Option (Note 17h)                                     5,000             4,400               0                0       4,400
Net loss                                                                                              (4,102,173) (4,102,173)

                                                -------------- ------------------ --------------- ---------------- -----------
Balances, June 30, 1993                            16,231,948        28,892,971        (402,560)     (20,691,086)  7,799,325
                                                -------------- ------------------ --------------- ---------------- -----------

Collection of subscriptions receivable                      0                 0         302,560                0     302,560
Issued for the following:
  Cash (Note 17j)                                   4,240,539         7,358,063               0                0   7,358,063
  Conversion of debt to equity (Note 17k)             165,000           257,813               0                0     257,813
  Acquisition of manufacturing assets (Note 17l)    1,200,000         3,600,000               0                0   3,600,000
  Acquisition of corporate building (Note 17m)        650,000           650,000               0                0     650,000
  Services (Note 17n)                                 200,000           200,000               0                0     200,000
Net loss                                                                                              (3,839,964) (3,839,964)

                                                -------------- ------------------ --------------- ---------------- -----------
Balances, June 30, 1994                            22,687,487        40,958,847        (100,000)     (24,531,050) 16,327,797
                                                -------------- ------------------ --------------- ---------------- -----------

Write off subscription receivable                           0          (100,000)        100,000                0           0
Issued for the following:
  Cash (Note 17o)                                     440,600           279,938               0                0     279,938
  Services and debt (Note 17p)                        395,600           358,591               0                0     358,591
  Satisfaction of debt (Note 17q)                      50,000            37,500               0                0      37,500
  Acquisition of subsidiary in:                                                                                            0
      Restaurant equipment industry (Note 17s)      4,600,000         4,600,000               0                0   4,600,000
      Insurance adjusting industry (Note 17r)       1,750,370         1,750,370               0                0   1,750,370
Net loss                                                                                              (4,753,380) (4,753,380)

                                                -------------- ------------------ --------------- ---------------- -----------
Balances, June 30, 1995                            29,924,057        47,885,246               0       29,284,429  18,600,816
                                                ============== ================== =============== ================ ===========

See notes to consolidated financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                        June 30,           June 30,            June 30,
                                                          1995               1994                1993
                                                     ----------------   -----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              ($4,753,380)        ($3,839,964)       ($4,102,173)
                                                     ----------------   -----------------   ----------------
  Adjustments to reconcile net loss
    to net cash (used in) operating
    activities:
    Depreciation                                            365,023             213,892            101,006
    Amortization                                             90,768              15,565             15,674
    Loss on sale of assets                                   68,262               2,409                  0
    Gain on sale of assets                                 (118,099)             (2,653)                 0
    Loss on settlement of lawsuit                                 0               9,000                  0
    Other expense                                            37,500               5,500                  0
    Extraordinary items, net                              2,321,449             450,671           (117,622)
    Stock issued for services and expenses                  353,591             200,000             95,375
    Stock issued for mineral property interest
         acquisition                                              0                   0          2,045,617
    Stock issued for acquisitions of asphalt
         partnership interest                                     0                   0            212,500
    Stock issued for option                                       0                   0              4,400
    Write-off partnership interests                               0                   0            318,543
    Write-off other investment                                    0                   0              7,598
    Write-off uncollectible receivables                           0             217,560                  0
    Write-down mineral property valuation                         0             168,211                  0
    (Increase) Decrease in assets:
         Prepaid expenses                                     2,835             (24,188)           (17,082)
         Accounts receivable                               (118,563)           (581,714)                 0
         Allowance for doubtful accounts                        411              25,600                  0
         Notes receivable                                  (214,208)           (837,495)                 0
         Inventory                                           95,063            (620,538)                 0
    Increase (Decrease) in liabilities:
         Accounts payable                                     6,429             242,469             (8,022)
         Billing in excess of costs                               0             (30,000)           (86,934)
         Deferred income                                          0             195,000                  0
         Note payable                                         2,489                   0                  0
         Advances from officers and directors               (16,484)            (83,859)           540,035
         Accrued liabilities and other                       45,271             116,596           (125,376)
                                                     ----------------   -----------------   ----------------
    Total adjustments                                     2,921,737            (317,974)         2,985,712
                                                     ----------------   -----------------   ----------------

    Net cash (used in) operating activities             ($1,831,643)        ($4,157,938)       ($1,116,461)
                                                     ----------------   -----------------   ----------------

See notes to consolidated financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                        June 30,           June 30,            June 30,
                                                          1995               1994                1993
                                                    ----------------   -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment
    Corporate office                                          $0.00           ($600,000)             $0.00
    Manufacturing facility                                  (49,718)           (458,283)                 0
    Manufacturing equipment                                 (92,804)           (217,267)                 0
    Restaurant equipment                                   (184,470)                  0                  0
    Furniture and equipment                                 (64,633)           (116,251)            (3,572)
  Additions to patent value                                 (18,925)            (63,754)           (13,690)
  Additions to mineral property                                   0            (165,000)           (58,214)
  Proceeds from sale of property, plant and
    equipment (Note 7a)                                     623,954                   0                  0
  Deposits paid                                              (4,170)             (5,143)                 0

    Net cash provided by (used in)
    investing activities                                    209,234          (1,625,698)           (75,476)
                                                    ----------------   -----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                   38,265                   0                  0
  Payments on borrowings                                    (24,299)            (25,959)           (26,500)
  Stock subscriptions collected                                   0              85,000            907,343
  Proceeds from sale of stock                               279,938           7,558,062            411,375
                                                    ----------------   -----------------   ----------------

    Net cash provided by financing activities               293,904           7,617,103          1,292,218
                                                    ----------------   -----------------   ----------------

  (DECREASE) INCREASE IN CASH                            (1,328,505)          1,833,467            100,281


  CASH AT BEGINNING OF PERIOD                             1,935,916             102,449              2,168
                                                    ----------------   -----------------   ----------------


  CASH AT END OF PERIOD                                    $607,411          $1,935,916           $102,449
                                                    ================   =================   ================


See notes to consolidated financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                        June 30,           June 30,            June 30,
                                                          1995               1994                1993
                                                    ----------------   -----------------   ----------------

Supplemental disclosure of non-cash operating, investing and financing activities:

  Conversion of the following liabilities
    to equity:
    Notes payable, shareholders                               $0.00               $0.00             $8,019
    Current maturities of notes and
         contracts payable                                        0                   0             91,291
    Services                                                  5,000                   0                  0
    Accrued expenses - related parties                            0                   0            238,414
    Accrued expenses                                              0                   0             91,314
    Advances from officers and directors                          0             257,813            859,664
    Long-term liabilities                                         0                   0                  0
    Cumulative dividends on preferred stock                       0                   0            180,000
    Class "A" preferred stock                                     0                   0            750,000
  Issuance of capital stock for:
    Acquisition of manufacturing assets                           0           3,600,000                  0
    Corporate office                                              0             600,000                  0
    Furniture and fixtures                                  113,387              50,000                  0
    Stock subscriptions receivable                                0              85,000                  0
    Restaurant equipment                                    540,000                   0                  0
    Costs on acquisition of subsidiaries in                       0                   0                  0
       excess of book value                               6,465,346                   0                  0
  Cumulative dividend accrued on Class A
    Preferred stock                                            0.00                0.00               0.00


See notes to consolidated financial statements.

NOTE 1  BUSINESS ACTIVITY

  Alanco's business activity for the past several years, has emphasized diversification. Alanco (the "Company") has expended substantial time and resources on development of its majority-controlled subsidiary's pollution control device EDSS (Environetics Dry Scrubber System), the CDSI (Charged Dry Sorbent Injection System) and the acquisition of operating subsidiaries in three different business segments.

  These business segments include:

    i) manufacturing for the agricultural and dust control industry, which acquisition was effective on January 1, 1994,

   ii) wholesale equipment supplier to the food service industry, effective May 1, 1995 and

   iii) insurance adjusting a service oriented business segment, effective May 1, 1995.

  NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
               PRINCIPLES OF CONSOLIDATION

  a.  Principles of consolidation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the accounts of the 70.60% owned subsidiary Environetics, Inc. ("Environetics"). All significant intercompany transactions have been eliminated. Results of operations of subsidiaries acquired during the current fiscal year are consolidated from the date of acquisition.

  b.  Property, plant and equipment

  Property, plant and equipment, including amounts for capita-lized leases, are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets as set forth in table 1:

   Mill, Refinery and Mining Equipment              18-22 years
   Buildings                                           32 years
   Furniture, Equipment and Other Assets              5-7 years

  Table 1 - Useful life

  The costs of improvements, which substantially extend the useful life of a particular asset, are capitalized. Repair and maintenance costs are charged to expense.

  c.  Service income recognition

  Insurance claim adjustment income is recognized on an accrual basis as earned.

  d. Net loss per share

  Net loss per share has been calculated based on net losses for the periods divided by the weighted average number of shares of common stock outstanding during the periods presented. The weighted average number of shares of common stock outstanding for the periods presented are as set forth in Table 2.


        Year ended June 30, 1995             23,839,969
        Year ended June 30, 1994             18,253,730
        Year ended June 30, 1993                12,974,995

        Table 2 - Weighted average number of shares

  e. Amortization of patents and patents pending and patent application technology

  Amortization of the patents, patents pending and patent application technology is being recorded on a straight-line basis from the date of acquisition, by the Company, or the date of issuance over the initial life of the patent which is seventeen years.

  f. Financial Accounting Standards No. 109

  During the year ending June 30, 1995, the Company adopted FASB Statement 109, on accounting for income taxes. Under the new rules, assets and liabilities acquired in prior years' purchase business combinations must be adjusted from net-of-tax amounts to pre-tax amounts. The Company has not generated profits to date and therefore is not subject to income taxes which would require adjusting income from continuing operations. The effect of adopting this standard does not have a material effect upon the financial statements.

NOTE 3  RELATED PARTY TRANSACTIONS (SEE NOTES 4, 16, and 17)


  During the year ended June 30, 1994, River Capital Corporation loaned the Company $210,000 which the Company acknowledged by executing a promissory note in River's favor. Later in the year, River elected to exchange this note, plus interest and other obligations due River into equity totaling $257,813. River received 165,000 shares of common stock which represent 0.73% of the shares outstanding at June 30, 1994.

  For other related party transactions refer to Note 17 items e,f,k,o, and p.


  NOTE 4  ACCOUNTS AND NOTES RECEIVABLE

(a)     Accounts receivable, at June 30, 1995 represent $350,802
     due from the sale of manufactured products, $83,428 insurance adjusting revenues, $11,317 in wholesale food service sales, $10,000 in the environmental sales and miscellaneous receivables of $25,291.

   Accounts receivable, at June 30, 1994, represent $6,000 due from the sale of assets and $381,464 due from sales of manufactured products. A $25,600 allowance for doubtful accounts was made to reflect the uncertain collectibility for amounts due for the installation of a dust control system.

(b) Notes receivable at June 30, 1995, represents $100,000 due from an unrelated third party for an advance on marketing expenses in Europe, $34,320 due from Water Chef, an unrelated third party, for the purchase of office furniture and accrued rent under a sub-lease and a miscellaneous receivable of $10,086.

(c) Receivable Related Party consists of a note due from D. Harrison Gentry, former COO and president, in the amount of $181,722. This receivable was represented by a non-interest bearing note for a period of ninety (90) days with interest at the rate of 7.25%. During the year ended June 30, 1995, the Company and Mr. Gentry reached a mutual cancellation of his employment agreement which provides for the forgiveness of this note over a three year period. The Company recorded one-third of this note as salary expense with the balance recorded in other assets (See Note 12).



(d) During the year ended June 30, 1995, the Company agreed to advance an additional $350,000 to Phoenix Medical Management (PMM) and forgive the note receivable and plus accrued interest of approximately $516,000 in exchange for 70% of the outstanding shares of PMM. Subsequently, the Company sold 86% of this interest (60%) to Amarante Financial S.A., an unrelated third party. The terms of sale provide for total payments of $870,000 beginning
     July 15, 1995 at the rate of $75,000 per month with a balloon payment of $495,000 due on December 15, 1995. Subsequent to June 30, 1995, the Company has received, in a timely manner, the July, August and September payments which total $225,000.

   Receivables Other at June 30, 1994 included $500,000 from
     Phoenix Medical Management (PMM); $100,000 due from an unrelated third party for an advance on marketing expenses in Europe; $50,000 due from an unrelated third party on the sale of furniture, office equipment and telephone line rental from the Company's manufacturing business; $5,000 due from Dryer Master; and $773 due from Kansas State Unemployment. During the year ended June 30, 1994, the Company received $50,000 on the sale of furniture, $5,000 due from Dryer Master and $773 due from the Kansas State Unemployment.

  NOTE 5  INVENTORY OF FINISHED AND UNFINISHED GOODS

As of June 30, 1995, the Company had $1,011,701 in inventory. The Components of this inventory are $478,452 in raw materials and purchased stock items; $104,712 in sub-assemblies; $241,966 of finished product and $186,571 of work in process. All inventory items are in the manufacturing industry segment of the Company's business except for $180,149 of finished product which is Perfect Fry 686 machines held for sale in the restaurant equipment and supply industry and $21,545 of work in process which is in the insurance adjusting industry.

During the year ended June 30, 1994, Alanco acquired $1,417,300 of inventory of raw materials, finished and unfinished goods with the purchase of the manufacturing assets. The Company disposed of one product line which the prior owner had marketed. As part of the disposal, the Company recorded a loss on sale of assets of $455,797.

As of June 30, 1994, the Company had $1,106,764 in inventory of raw materials, parts, components, finished goods and work in process. The components of this inventory are $643,801 in raw materials and purchased stock items, $164,305 in sub-assemblies; $143,797 of finished product and $154,861 of work in process.


NOTE 6  MARKETABLE SECURITIES

The Company owns 500,000 shares of Princeton Electronic
Products, Inc., a publicly traded corporation ("Princeton"), which were acquired in February of 1992. The Company has recorded these shares on its books at the current listed market price of $0.30 per share the lower cost or market for a total of $148,400 (See Note 8).


NOTE 7  PROPERTY, PLANT AND EQUIPMENT

(a) On May 16, 1994 the Company purchased the land, building and office furnishings at 151 South Main, Salt Lake City, Utah for cash in the amount of $600,000 and 650,000 shares of stock valued at $650,000. The total purchase price was allocated as follows: $200,000 for land, $1,000,000 for the building and $50,000 for office furnishings.

     During the year ended June 30, 1995, the Company relocated its' office to Scottsdale, Arizona and sold the Salt Lake City office building and furnishings. The sales price was $650,000 in cash which was allocated to the current depreciated value of the furnishings, with the balance to the land and building. As a result of the sale and associated costs therein, the Company recorded a net loss on the transaction of $666,380 which has been recorded as an extraordinary loss.

(b) On January 3, 1994 the Company purchased land, buildings, manufacturing equipment, and inventory for cash in the amount of $1,168,648 and 1,200,000 shares of common stock valued at a total of $3,600,000. The purchase price was allocated $2,267,348 to manufacturing facility and property; $1,102,000 to manufacturing equipment; and $1,417,300 to inventory.

     The company has spent an additional $31,956 to remodel existing facilities.

     During the year ended June 30, 1995, management placed the Boone, Iowa manufacturing facility for sale. The Company received an appraisal on the property which indicated a market value of $320,000 based upon the properties location, condition and closure. As a result of this appraisal, the Company has recorded a write down of $672,775 in the value of this manufacturing facility which has been recorded as an extraordinary item.

(c) During the year ended June 30, 1995, the Company acquired an operating subsidiary Fry Guy, Inc., a Nevada corporation (See Note 21). As part of that acquisition, the Company acquired wholesale food equipment with a value of $724,470, which represents 236 deep frying machines. 162 of these machines were installed under agreement in Wal-Mart stores. The remaining 74 are demonstration units of which 61 units are used for sales promotions by Ore-Ida's national distributor system.

(d) During the year ended June 30, 1995, the company purchased furniture and equipment totaling $64,633 for cash and acquired additional furniture and equipment totaling
     $113,387 for stock.

     During the year ended June 30, 1994, the company purchased $37,664 of computer, telephone and video equipment, $9,457 of testing equipment for the pollution control device, $60,280 for corporate vehicles and $55,455 in miscellaneous office furniture and equipment. The Company sold assets with a cost of $38,497 and accumulated depreciation of $30,438 for $6,000 and recorded a loss on disposal of assets of $2,058.


NOTE 8  INVESTMENT IN RESTRICTED SECURITIES

During the year ended June 30, 1995, and subsequent to the actions referred to in Note 4d, the Company sold 16% of its remaining interest in PMM to Dixie National Corporation, a NASDAQ listed public company, for 200,000 shares of their common stock. These securities were issued and acquired pursuant to exemptions available under the Securities Act of 1934, as amended, and carry a restrictive legend on the face of the certificate. This restriction limits the resale of these securities until such time as they are either registered with the Securities and Exchange Commission or an exemption from registration is available to the Company.

The Company carries these shares on its books at the current listed market price as quoted on the NASDAQ system and recorded a gain on the exchange of shares totaling $100,000.


NOTE 9  COSTS IN EXCESS OF BOOK VALUE OF SUBSIDIARIES ACQUIRED

During the year ended June 30, 1995, the Company acquired three operating subsidiaries in two different business segments. These subsidiaries are Fry Guy, Inc. and Chappell Financial, Inc., which currently operate in the restaurant equipment and supply industry and Unique Systems, Inc. D.B.A. National Affiliated Adjustment Company, Inc. which is in the insurance adjusting industry. Management, after reviewing the positive potential of these subsidiaries in their respective businesses, acquired all three companies. Based upon the negotiated price, which was all stock (See note 17r and 17s), costs in excess of book value have been recorded. These costs will be amortized on a straight line basis over a period of fifteen years.


NOTE 10  PATENTS, PATENTS PENDING AND PATENT APPLICATION
TECHNOLOGY

The Company maintains certain patents, which were acquired during prior years, at a cost of $108,956. These patents are being amortized over their respective historical lives and as of June 30, 1995 the Company has recorded accumulated amortization of these patents totaling $79,123.

During the past two fiscal years, the Company expended the sum of $77,444 on the processing of new patent applications, which as of June 30, 1994 resulted in three new patents. These patents are being amortized over their respective historical lives and as of June 30, 1995 the Company has recorded accumulated amortization of these patents totaling $4,556.

During the year ended June 30, 1995, the Company expended
$18,925 on two new patents.

The Company believes that the rights to and/or ownership of these patents, patents pending and patent applications are crucial to the Company's future success. All of these patents are associated in the industrial air pollution control industry and management believes that no other system offered in this industry segment has such significant potential operating cost savings.


NOTE 11  ASSETS IN THE MINING INDUSTRY

For eight consecutive years, beginning in 1986, the Company had retained a geological consultant to review the mineral properties and determine their fair market value. Based upon the results of the appraisals received from the independent geologists, management and independent accountants are of the opinion that there would be no significant change in the valuation of the mining properties and mutually agreed to forgo an appraisal this year, relying on appraised values at June 30, 1994.

During the year ended June 30, 1994, the independent geologist appraised the Company's mineral property holdings at $10,455,983. This appraised value exceeds the historical acquisition and development cost. Since the Company's mill and refinery, located near Tombstone, Arizona, had sustained substantial degradation, its value was reduced by $168,211. The Company abandoned and wrote-off one mineral property as of June 30, 1995, with a book value of $598,166 and another as of June 30, 1994 with a book value of $31,570.

The consulting geologist indicated that certain of the Company's mineral properties lack economic feasibility based upon the exploration and development to date. However, he stated further, in his opinion, there existed considerable evidence as to the potential of these mineral properties and recommended that the Company increase its exploration and development efforts on these properties until an economically feasible ore body is proven or a decision is reached to abandon the property.

During any continued exploration and development of these mineral properties, additional information will be collected which may lead the Company to believe that the properties lack economical operating values. If any of the information collected in the future leads the Company to believe that a property lacks sufficient mineral values to operate, then the Company may record additional write downs.

Following the Shareholder's Meeting held on June 18, 1992, the Board of Directors elected a new President and Chief Executive Officer. Based upon his recommendation and that of the independent consultants, management has adopted the following policy with regard to its mineral property holdings and related assets:

     I.) The Company will pursue a single joint venture partner capable of implementing or assisting the Company in implementing a mine plan as developed for the mineral property known as the C.O.D. Mine. With respect to the joint venture partner, part of any agreement would include the necessity for them to acquire the majority of the Company's mineral property holdings.

    ii.) Pursue a sale or partnership arrangement for the mill and refinery located near Tombstone, Arizona.

During the year ended June 30, 1994, the Company completed the purchase of the COD Mining claims, In prior years the Company was obligated to pay minimum royalty payments of $9,600 through May 31, 1995 when a balloon payment became due. In the fiscal year 1993, the Company acquired full ownership under the option terms of the underlying lease by making payments of $65,000 on August 31, 1993, $70,000 on January 31, 1994 and $30,000 on
April 30, 1994. The amounts paid have been added to the cost basis of the property.

Table 3 sets forth the value of the Company's mineral properties and mining related assets.

Mineral Related Assets


       Description:             June 30, 1995    June 30, 1994

Mineral Properties              $  6,170,676        $  6,768,842
Mill and Refinery                    688,696             688,696
  Accumulated depreciation          (391,994)            (360,209)
Mining Equipment                     866,614             866,614
  Accumulated depreciation          (758,783)            (708,380)
                                $  6,575,209        $  7,255,5

       Table 3 - Mineral related assets



In recent years, government regulations relating to mining environmental issues have changed mining operations practices by requiring permitting. During the year ended June 30, 1993, the BLM elected to question the right of the Company to continue operations at the Tombstone millsite based upon the current permits in place and a Notice of Trespass was issued with instructions to discontinue ore processing. During the same period, the State of Arizona, Department of Environmental Quality ("ADEQ") questioned the validity of the Company's Notice of Disposal ("NOD"), which granted the right to discharge water utilized in the milling operations. Subsequent to 1993, the NOD was declared void and ADEQ is requiring the Company to apply for an Aquifer Protection Permit, which permit would grant the same rights as the NOD.

The Company has every intention of complying with all federal and state laws, rules and regulation relating to mining and millsite operations. A consultant specializing in mining and milling operations has been retained by the Company to work with the applicable federal and state agencies in developing a program for compliance or compromise acceptable to all parties.

At present, the Tombstone millsite remains idle pending resolution of the compliance issues. The Company does not believe that additional write-downs of the facility and associated millsites are required at this time.


NOTE 12  OTHER ASSETS

At June 30, 1995, other assets consisted of deposits for rent and utilities in the amount of $22,266, organizational expenses of $2,304, net of accumulated amortization, and $126,775 due from a former officer and director which will be forgiven over the next two years (See Note 4c).

At June 30, 1994, other assets consisted of deposits for rent and utilities in the amount of $9,458 and $1,825 of interest receivable.


NOTE 13  LONG-TERM LIABILITIES

At June 30, 1995, the Company has a 3 year note payable due American National Bank in Nebraska and capitalized equipment leases of $514,080 due Dixie National Life Insurance Company of Mississippi. The debts relate to the acquisition of manufacturing equipment and wholesale food service equipment, respectively. See Table 4 for a schedule of long-term liability maturities:

       Year ending June 30, 1996          $   93,987
       Year ending June 30, 1997             108,244
       Year ending June 30, 1998             124,651
       Year ending June 30, 1999             129,494
       Year ending June 30, 2000              92,245

                 Total                    $  548,6


  Table 4 - Schedule of long-term liabilities




NOTE 14  UNREALIZED INCOME ON INSTALLMENT SALES CONTRACTS

During the year ended June 30, 1994, the Company completed a sale of 56 mining claims located in the Tombstone Mining
District. The terms of the sale provide for payments to be made by the purchaser as set forth in Table 5:

       July 15, 1995                 $    15,000
       July 15, 1996                      30,000
       July 15, 1997                      50,000
       July 15, 1998                      75,000
       July 15, 1999                 $ 1,000,000

            Total                    $ 1,170,000

       Table 5 - Schedule of payments

The unrealized income on this installment sale is $899,104 after deducting the cost of mining claims of $270,896. Income and related costs will be reported during the years of the installment contract 1995 through 1999, on a pro-rata basis as installment payments are received. All payments due on the sale are current.

In addition, $70,000 of unrealized income has been recorded by the Company resulting from the sale of a pollution control device. As the pollution control device is being used on a test basis, there is some uncertainty as to when payment will be received. Therefore, income from the sale has been deferred.


NOTE 15  COMMITMENTS AND CONTINGENCIES

  (a) Terra Oil Corp., a subsidiary of the Company, was named as a defendant in a lawsuit filed in U.S. District Court in California. The plaintiffs in the litigation charged violation of security laws, fraud, negligence and misrepresentation against ten (10) separate defendants. Such actions by the defendants purportedly occurred between 1979 and 1980 which was prior to the acquisition of Terra Oil Corporation by the Company. On January 21, 1988, a joint and several judgment was entered in the United States District Court, Eastern District of California, against seven (7) of the defendants, including Terra Oil Corporation, for a total of $245,515, which includes compensatory damages, pre-judgment interest and punitive damages. Terra Oil Corporation has no substantial remaining assets against which the judgment can be enforced and to what extent the Company can be held liable for all or any portion of this liability is not known.

  (b) The Company, through subsidiaries, has acted as general partner in several limited partnerships. As the Company exerts significant control over operations of these partnerships the investments have been accounted for on the equity method. As general partner, the Company could be subject to unlimited liability for the obligations and actions of the partnerships.

  (c) As part of the negotiated acquisition of 70% of the outstanding stock of PMM (See Note 4d) the Company agreed to indemnify certain unrelated third parties against loss on their continuing guarantees on leased facilities and equipment valued at $1,159,826 and on a note payable to a prior PMM shareholder, which note is due and payable no later than December 31, 1995 in the principal amount of $100,000. As part of the Company's sale of the majority of its interest to Amarante, Amarante indemnified the Company against loss from these commitments and assumed the commitments under the contract sale agreement. There can be no assurance that, should a default occur, the unrelated third party's would not seek all remedies under the law and that, should Amarante be unable to perform, the Company would not be held liable.

  (d) In April, 1995 the case of Sun Valley Products, Inc., v. Alanco Environmental Services, Inc., et al was filed in the United States District Court, Southeastern Division, District of North Dakota. Sun Valley Products, Inc., produces roasted sunflower seeds and purchased a bag filter system from the George A. Rolfes Company in 1992. The Rolfes company was from whom the Company purchased Alanco Environmental Services, Inc., in 1994. Installation and service of the bag filter system straddles the time the company purchased the business. The complaint alleges breach of contract, breach of warranties and negligence and seeks in excess of $50,000 in damages though the Plaintiff has not otherwise quantified its damages. The Company believes that the action is subject to the indemnification provisions of its purchase agreement with Rolfes and has entered into a joint defense with the Rolfes Company. The Company further believes that there are valid defenses to the action and would ultimately prevail if the matter proceeds to trial. The Company and the Rolfes Company are pursuing settlement negotiations.

  (e) In 1995, T&H Construction, Inc., filed a lawsuit against the Company in Yavapai County, Arizona Superior court, alleging that the Company owes it approximately $50,000 on an open account for goods and services supplied by the Company in connection with its mining operations. The company has filed an Answer claiming a set-off for equipment given to the Plaintiff and other defenses. While the Company believes that its defenses are meritorious, it also recognizes that trial of the matter may have an unfavorable outcome and so is pursuing settlement negotiations.

  (f) On January 19, 1994, the BLM issued a Trespass Decision pursuant to 43 CFR 2920.1-2 under the authority of the Federal Land Policy Management Act of 1976. The decision was based upon the BLM's assertion that the use for which the company occupied said millsites was an unauthorized use and that unauthorized property, non-milling or refining, was also located there. On February 14, 1994 the Company filed a Notice of Appeal with all appropriate agencies. An order granting the stay of the BLM action as requested by the Company was issued on March 29, 1994. The BLM then filed their answer tot he Statement of Reasons filed by the Company. Since this time there has been no action with regard to this case. The outcome of this matter can not be predicted at this time, however, based upon the demands contained in the trespass decision, approximately $30,000, plus administrative costs versus the cash bond of $19,000 placed by the Company with the BLM, and the delay rental fees already paid, management believes that even an unfavorable outcome will have little effect on the financial condition of the Company.

  (g) The Company is also a defendant in a lawsuit filed in the Federal District Court for the District of Nevada by Bernard Lumbert, a resident of Kingman, Arizona. In the opinion of the Company, Mr. Lumbert is a habitual pro se filer of frivolous lawsuits seeking unspecified damages for violations of federal securities laws. Mr. Lumbert has also sent absurd and libelous allegations regarding the company to news media and securities broker-dealers. In the above case, Mr. Lumbert has filed numerous motions which have all been denied by the Court and have failed to comply with the rules of civil procedure. The Company is seeking to have the case dismissed and obtain sanctions against Mr. Lumbert. The Company has also filed a civil action in Maricopa County, Arizona against Mr. Lumbert as a result of his allegations for which Mr. Lumbert failed to appear upon the judge's order. A civil contempt warrant for his arrest on this matter is outstanding in Maricopa county, Arizona. The Company does not believe that there is any likelihood of an unfavorable outcome in this matter.


NOTE 16  REDEEMABLE PREFERRED STOCK

During the year ended June 30, 1995, the Company issued 26 shares of $20,000 par value Class "A" Voting Preferred Stock to K.D. International, S.A. as part of the acquisition price paid for Unique Systems, Inc., D.B.A. National Affiliated Adjustment Company (NAAC). The certificates are redeemable five years from the date of issuance at the stated par value. Based upon future redemption, the Company has determined the present value of the future payments by imputing a 12% discount factor. The Company will reduce future earnings or, in the case of continuing losses, charge shareholders' equity with the annual imputed interest value through the date of maturity.

Subsequent to the acquisition of NAAC, Katherine Meyer, Chief
Executive Officer of NAAC and the wife of Norman Meyer, the Company's CEO and President acquired these shares in an unrelated transaction.


NOTE 17  COMMON STOCK TRANSACTIONS

Management has financed portions of operations, paid off debt and other liabilities and acquired assets in exchange for shares of the Company's common stock over the past several years. Five primary factors were considered by the Board of Directors in making a decision as to the price of shares of common stock to be issued for any purpose. These factors are:

            i.        Current market price
            ii.       Current and past operating history
            iii.      Discount factors on the issuance of
                      investment shares which would have to be held until registered or an exemption from registration was applicable and for which a market may not exist in the future
                      iv.       What investors were willing to pay
                      v.        Current book price

The general rule followed by the Company is to use a per share price equivalent to one-half of the market price depending upon the total number of shares to be issued. If the total number of shares to be issued is considered substantial, an additional discount factor may apply. All prices as quoted herein range from the low bid to high bid per share as listed on the NASDAQ monthly summary.

During the year ended June 30, 1993, the Company completed the following stock transactions represented by the issuance of previously unissued common shares:

(a) Issued 1,015,500 shares in exchange for cash in the amount of $411,375. The transactions involved were authorized by management on two separate occasions during the year ended June 30, 1993 and once during the year ended May 31, 1992.

(b) Issued 254,000 shares for services, valued at $95,375. The transactions were recorded at an average value of $0.38 per share. The low bid, at the time that these shares were issued ranged from $0.63 to $0.94 per share.

(c) Issued 2,380,000 shares to acquire the minority interest positions held in the mineral properties known as the C.O.D. Mine Group and Mineral Mountain and the interests held in the Tombstone Metallurgical Facility. The shares involved in the transaction were valued at $0.63 per share or $1,487,492. The low bid that month was $0.94 and the high bid was $1.25 per share.

(d) Issued 340,000 shares to acquire the Limited Partnership interests held in Asphalt Environmental Services Limited Partnership. Authorized in June 1992, the transaction was valued at $0.63 per share or $212,500. The low bid that month was $0.94 and the high bid was $1.25 per share.

(e) Issued 1,200,000 shares to River Capital Corporation to convert its preferred stock position into equity. The transaction occurred in July 1992 and was valued at $750,000, $0.63 per share. The low bid that month was $0.81 and the high bid was $0.97 per share (see Notes 3a and 14).

(f) Issued 2,799,534 shares in exchange for satisfaction of debts in the amount of $1,468,702. The transactions occurred on two separate occasions during the year.

     The first transaction occurred in August 1992. The Company issued 1,550,646 shares in exchange for the satisfaction of debt totaling $969,147, or $0.63 per share, and included related parties. The related parties received a total of 1,254,522 shares for debt aggregating a total of $784,076. The low bid that month was $0.75 and the high bid was $0.81 per share.

     The second transaction occurred in March 1993. The Company issued 1,248,888 shares in exchange for the satisfaction of debt in the amount of $499,555, or $0.40 per share, and included related parties. The related parties received a total of 1,073,888 shares for debt aggregating a total of $429,555. The low bid that month was $1.00 and the high bid was $1.53 per share.

(g) Entered into a subscriptions receivable transaction of $250,864 in exchange for 621,159 shares of common stock. One transaction was for 24,000 shares at a price of $0.50 per share. A second transaction was completed at a negotiated price per share of $0.40. The low bid that month was $1.00 and the high bid was $1.53 per share. At year end June 30, 1993 the Company had received $72,000 of the subscription receivable. Subsequent to year end, the Company has received an additional $165,000 on the subscription receivable.

(h) Issued 5,000 shares to an unrelated third party as a 30 day option fee to review the acquisition of an insurance company. Management decided, after evaluating the assets of the insurance company, not to pursue its acquisition and the value placed upon the shares was 50% of the then current market price for the Company's common stock.

(i) Issued 235,000 shares to acquire the Limited Partnership interests held in West Tombstone Development Limited Partnership. Authorized in August 1993, the transaction was valued at $558,125, or $2.38 per share. The value placed upon the transaction was 50% of the current market price for the Company's common stock at the date of the transaction.

During the year ended June 30, 1994, the Company completed the following stock transactions represented by the issuance of previously unissued common shares:

(j) Issued 2,000,000 shares to unrelated third parties in Europe under Regulation "S" at a price of $2.00 per share for a total of $4,000,000. At the time this transaction was approved by the Board of Directors, the trading price of the Company's Common Stock ranged from a low of 3.63 to a high of 4.50.

     Issued 2,188,189 shares to unrelated third parties in Europe under Regulation "S" in exchange for $3,259,531. The shares issued hereunder were issued at a time when the Company's Common Stock ranged from a low of 1.75 to a high of 4.00.

          Issued 52,350 shares to unrelated third parties in exchange for cash of $98,531. The transaction was approved by the Board of Directors in March 1994 at a price equivalent to 50% of the market price for the Company's Common Stock. At the time this transaction occurred the common stock ranged from a low 3.50 to a high of 4.00.

(k) Issued 165,000 shares to a related party, River Capital Corporation in exchange for the satisfaction of debt totaling $257,813. During the fiscal year 1994, River Capital Corporation loaned the Company $210,000 which the Company acknowledged by executing a promissory note in River's favor. Later in the year, River elected to exchange this note, plus interest and other obligations due River from the Company into equity. At the time this transaction occurred the common stock ranged from a low 2.63 to a high of 3.50.

(l) Issued 1,200,000 shares, to an unrelated third party in exchange for assets in the manufacturing industry (See Note
     7b). The shares issued hereunder represented approximately 75% of the acquisition price paid. At the time this transaction occurred the common stock ranged from a low
     4.63 to a high of 5.63. The price paid under this transaction was by mutual agreement of the parties involved.

(m) Issued 650,000 shares, to an unrelated third party as partial payment for the acquisition of the building then utilized by the Company as its Corporate Office. The shares issued hereunder represented approximately 50% of the acquisition price paid. At the time this transaction occurred the common stock ranged from a low 1.75 to a high of 2.38. The price paid under this transaction was by mutual agreement of the parties involved.

(n) Issued 200,000 shares to an unrelated third party as payment for services rendered in marketing the Company's technology in Europe and for establishing, staffing and maintaining an office for the Company. At the time this transaction occurred, the common stock ranged from a low
     1.75 to a high of 2.38. The price paid under this transaction was by mutual agreement of the parties involved.


During the year ended June 30, 1995, the Company completed the following stock transactions represented by the issuance of previously unissued common shares:

(o) Issued 50,200 shares to unrelated third parties for cash totaling $35,938. At the time this transaction occurred the common stock ranged from a low 1.06 to a high of 2.53. The price paid under this transaction was by mutual agreement of the parties involved.

     Issued 390,400 shares to River Capital Corporation, a related party, in exchange for $244,000 in cash. This transaction was an exercise of an warrant granted to River in 1990. Subsequent to its issuance, the strike price of the warrants exercise was amended to $0.625 per share taking into account the 5 for 1 reverse split which occurred in 1992.

(p) Issued 79,100 shares for services provided by unrelated third parties. These services were valued, by mutual agreement, in the amount of $85,341 and, shares were issued at no less than 50% of the current market price of the shares on the date of the agreement.

     Issued 316,500 shares to several individuals and companies, all of whom are related parties, for services. These services were valued at $273,250 and shares were issued at no less than 50% of the current market price of the shares on the date of the agreement.

(q) Issued 50,000 shares to an unrelated party to obtain a judgment against a third party defendant who had refused to return a certificate placed in escrow. The Company valued the shares issued at a cost of $37,500. The transaction under which the certificate had been placed in escrow, for the benefit of the third party defendant, had been canceled pursuant to mutually agreed upon terms and the third party defendant failed to return the certificate in a timely manner. The Company began legal proceedings against the party and based upon multiple jurisdictional issues, management believed the issuance of the shares under this transaction would result in more expedient results. The certificate which was placed in escrow has been returned as a result of this transaction.

(r) Issued 1,750,370 shares, to an unrelated third party in exchange for assets and a business opportunity in the insurance adjusting industry. At the time this transaction occurred the share bid price was $2.00 per share. That portion of the purchase price paid was valued at 50% of the current market or $1,750,370. The majority of the purchase price is recorded on the books of the Company as Costs in Excess of Equity on Acquisition of a wholly-owned Subsidiary (See Note 9). The price paid under this transaction was by mutual agreement of the parties involved.

(s) Issued 4,600,000 shares, to an unrelated third party in exchange for assets and a business opportunity in the wholesale food equipment supply industry. At the time this transaction occurred, the share bid price was $2.00 per share. The purchase price paid was valued at 50% of the current market or $4,600,000. The majority of the purchase price is recorded on the books of the Company as Costs in Excess of Equity on Acquisition of wholly-owned Subsidiary (See Note 9). The price paid under this transaction was by mutual agreement of the parties involved.


NOTE 18  INCOME TAXES

As of June 30, 1995 and 1994, no income taxes payable have been recorded because of prior net operating loss carryforwards in the amount of $12,855,319. Consolidated Federal and State corporate income tax returns have been filed through May 31, 1994.


NOTE 19  SALES TO MAJOR CUSTOMERS AND MAJOR COMPONENTS OF
REVENUES

During the year ended June 30, 1995, manufacturing revenues were $3,069,773. Sales in excess of 10% of gross revenue were made to two companies. Boone Aeration and Environmental Corporation accounted for $1,501,917 (49.4%) and Tarmac equipment accounted for $355,498 (11.7%).

Consolidated revenues include $180,178 in insurance adjusting revenue from May 1, 1995, the date of acquisition. If this segment had been included for a 12 month period, the Company would have received revenue in excess of 10% from two companies.

During the year ended June 30, 1994, the major portion of revenue was received from the following sources:

     $1,374,632 from manufacturing revenue. Two entities accounted for an excess of 10% of the total revenue. Boone
     Aeration and Environmental accounted for $228,719 (16.63%) and Todd & Sargent accounted for $219,138 (15.94%).

     $105,000 from Asphalt Paving & Supply Company, Inc. for the purchase of an EDSS unit.

     $1,000 from an unrelated third party for services performed in the mining segment of business.

     $33,270 in sub-lease income for office space.

     $67,613 in miscellaneous corporate income.

During the year ended June 30, 1993, the major portion of revenue was received from the following sources:

     $3,000 on the lease of the Tombstone Mill and Refinery.

               $5,411 on two separate sub-leases of office space.


NOTE 20  LEASES

The company relocated its corporate office to Scottsdale, Arizona in April 1995 and currently leases 7,280 square feet of office space. Additional office and warehouse space of 9,985 square feet is leased by subsidiaries in Scottsdale, Arizona and Las Vegas, Nevada. The company is obligated under various office equipment and furniture leases. All leases in this note are considered operating leases.

Rental expense for the periods presented can be found in Table
6 and sub-lease rentals received are set forth in Table 7:

                      Year ended June 30, 1995      $ 100,572
                      Year ended June 30, 1994        105,780
                      Year ended June 30, 1993         82,892

  Table 6 - Rental expense



                      Year ended June 30, 1995       $ 29,695
                      Year ended June 30, 1994         33,270
                      Year ended June 30, 1993          7,987

            Table 7 - Sublease rents received

Rental expense for 1995 decreased slightly due to relocating corporate offices and the addition of new business segments in Arizona and Nevada. Rents attributable to new operations were consolidated from May 1, 1995, the date of acquisition.

The increase in rental expense for the year ended June 30, 1994 and 1993 was attributed to increased operating expenses of the corporate offices.

During 1995, the company capitalized leases for the acquisition of $540,000 of wholesale food equipment (See Note 7c).

Future minimum commitments under leasing arrangements are set forth in Table 8:

                                      Capital leases        Operating
leases
  Year ending June 30:
       1996                     $  86,131         $  353,599
       1997                        96,761            352,130
       1998                       111,938            200,832
       1999                       129,494               -
       2000                        92,245               -

  Table 8 - Future minimum commitments


NOTE 21  DESCRIPTION OF RECENTLY ACQUIRED SUBSIDIARIES

During the past fiscal year, the Company acquired three new subsidiaries which represent two new market segments for the Company (See notes 17(r) and 17(s).

The first new segment is the marketing of restaurant equipment, specifically the Perfect Fryer 686, a light weight, easy to install and operate food deep frying machine.

The Company's analysis of the feasibility and potential profitability to be generated by distributing the Perfect Fry 686 machine was enhanced by the unique features of the unit. This counter top unit is totally portable, UL approved, operates on 110 volt power and requires no additional venting. In addition, the cost of the closest competitive machine is significantly higher. The Company expects to derive profits from the sale and rental of machines and food commissions. See
Note 25 - Forecasted financial information.

The second segment acquired was in the insurance adjusting industry and is doing business as National Affiliated Adjustment
Company (NAAC).   The operational management of NAAC have been
engaged in the business of insurance claims adjusting for over ten years and as a result, NAAC is one of the largest independent claims adjustment firms in Arizona. NAAC operates as an independent claims loss adjustment company which processes property, casualty, health insurance and workmens' compensation claims and automobile appraisal for various insurance companies.

Depending on the type of claim, processing of claims generally involves verifying the loss and the existence of coverage for the loss and then assessing the extent of the loss and negotiating a settlement as appropriate.

NAAC presently operated from a corporate office located in Scottsdale, Arizona, though the Company intends to open new offices in key locations during the coming fiscal year. Through the utilization of headquarters staff, significant savings in the new locations can be achieved and the quality of work maintained at a high level. The company has currently reported operating losses, however cash flow is positive and will be used to finance the planned expansion (See note 25).


NOTE 22  MANAGEMENTS' PLANS FOR FUTURE OPERATIONS

As shown in the accompanying financial statements, current assets exceed current liabilities by $2,451,523 as compared to last year's $3,431,124, a decrease of $979,601 (28.5%). This decrease is attributed to cash utilized in operations. Even though the current assets decreased, this is the second consecutive year that current assets exceeded current liabilities which indicates the Company has made significant progress in strengthening its working capital position.
However, the Company has incurred significant losses from operations in the past three periods reported of $4,753,379, $3,839,964, and $4,102,173. The Company's future operations are dependent upon managements' ability to increase revenues in its manufacturing and environmental business segments, its ability to realize the potential revenue streams anticipated from the two newly acquired business segments, or its ability to realize the value of its investment in its mineral properties. Since the Company's current working capital condition has improved and there is considerable interest by investors in the two newly acquired business segments, as well as the pollution control technology, management believes that it has adequate capital or the ability to acquire adequate capital to sustain its current operations.

Recent tests were conducted on a hot-mix asphalt plant, located at Prescott Valley, Arizona, utilizing the Company's patented CDSI technology in conjunction with the Company's patented Moving Media Bed Filtration System (MMBF). The system failed to meet federal requirements for particulate removal, but exceeded state requirements. The independent lab, utilized for sampling and monitoring the testing on the CDSI technology, indicated SO2 removal efficiencies exceeded regulatory requirements. Testing is ongoing to prove the CDSI as a retro-fit device to work in conjunction with other particle capture technologies. Because of the information gained this year, management is confident that before the end of the coming fiscal year sales of the CDSI technology will occur and both revenue and profits will be generated in this business segment.

Management has also made significant improvements in its manufacturing subsidiary. During the year ended June 30, 1995, operational costs have been reduced and management has implemented a uniform pricing policy, a practice not previously used. As a result of these efforts management anticipates that this business will be profitable in the coming fiscal year. This assumption is supported by unaudited results from the first two months of operations in the fiscal year 1996 wherein net income was $214,900 on $806,500 in total revenues.

In the recently acquired insurance adjusting segment, management is moving forward on opening satellite offices. Prior to acquisition of this business opportunity, management reviewed the plans for expansion of the previous owner which included, among other things, the establishment of a central processing office at its corporate office in Scottsdale, Arizona. Since this was already accomplished, management of the Company felt that the opening of satellite offices would increase revenues substantially without a commensurate rise in operating costs, thus bringing a quicker return on the investment. In accordance with this philosophy, the Company has established a satellite office in Las Vegas, Nevada and is looking to opening two more offices this year. With the opening of the Nevada office, management believes overall operations will show a net profit by the end of the second quarter of the fiscal year 1996.

In the recently acquired restaurant equipment and food supply industry segment (See Notes 21 and 25), management has been moving forward with the establishment of an Area Distribution Center Program (ADC). The ADC program calls for the sale of up to 221 geographical distribution centers, based upon population. Each ADC is required to purchase inventory at wholesale prices and utilize the inventory for fulfillment of orders in their geographic boundary. This change, along with the established relationship with Wal-Mart and Ore-Ida, leads management to believe that net income will be realized this coming fiscal year. Subsequent to year end, the Company has contracted with one ADC prior to the ADC program being ready for sale.

Management believes that, based upon the progress made in the respective industry segments described herein, future operations will soon be profitable and that sufficient working capital will be available to the Company.



NOTE 23  SUBSEQUENT EVENTS

Subsequent to June 30, 1995, the Company sold 522,222 shares of it's common stock to unrelated individuals for $705,000 cash. The negotiated placement price was $1.35 per share. The average low bid price for the quarter ended June 30, 1995, was $1.50.

In August 1995, the Company entered into a relationship with Tyson Food Service, which added twelve different food items for use in the Perfect Fryer 686 machine. A surcharge will be paid to Fry Guy Inc. based upon the usage of these products. The Company believes that these products will enhance the value of the machines placed in the Wal-Mart snack bars.

Subsequent to June 30, 1995, the Company successfully tested it's Charged Dry Sorbent Injection Systems (CDSI) for SO2 removal. The test was conducted in Prescott, Arizona and has achieved the desired results of consistently removing 99.9% of this sulphur-dioxide from the polluted gas stream. The Company is also expecting favorable results from a similar test in China.


NOTE 24  SEGMENT INFORMATION

Corporate and other income or (loss) includes interest income, interest expense, equity in loss of unconsolidated subsidiary and partnerships, gain on exchange of stock, recovery of bad debts and extraordinary items. Segment information for revenue; income (loss) from operations; identifiable assets; depreciation/amortization and valuation adjustments; and property, plant and equipment additions can be found in Tables 9 through 13 respectively:



                              For the Period Ended
                      June 30, 1995  June 30, 1994  June 30,1993

Corporate and other  $     45,195     $     100,883    $
7,987
Environmental Control      107,000          105,000          -
Insurance                  180,178             -             -
Manufacturing            3,069,773        1,374,632          -
Mining and Mining Services  10,000            1,000
3,000
Restaurant                  26,037           -               -
                           _______________________________________

     Total                   $3,438,183      $ 1,581,515      $
10,987

Table 9 - Revenue

 Corporate and other   $(2,267,426)   $  (1,473,739)  $
(1,305,394)
 Environmental Control  (  261,316)     (1,542,165)     (
237,778)
 Insurance              (   24,697)           -            -
 Manufacturing          (1,051,222)     (  344,414)        -
 Mining and Mining Service(802,669)     (  479,646)
(2,829,001)   Restaurant       (  141,546)           -               -
                           _______________________________________

 Total                 $(4,753,379)    $(3,839,964)
$(4,102,173)

Table 10 - Income(loss) from operations


 Corporate and other    $ 6,307,212    $ 4,817,509  $   735,958
 Environmental Control      216,677       122,875     74,653
 Insurance                1,959,616          -              -
 Manufacturing            4,072,456      4,905,816          -
 Mining and Mining Service7,745,908      8,435,562    7,621,651
 Restaurant                 913,983          -               -

Total                   $21,215,852    $18,281,763  $ 8,432,262

Table 11 - Identifiable assets

Corporate and other      $   516,534     $    44,511   $
11,347
Environmental Control        23,404            -            -
Insurance                     22,337           -            -
Manufacturing                938,121        114,447        -
Mining and Mining Services   680,354         257,870      89,659
Restaurant                    18,084           -            -
 Total                    $2,198,834         416,82    $ 101,006

Table 12 - Depreciation, amortization, and valuation adjustments

                                 For the Period Ended

                                June 30, 1995  June 30, 1994  June 30,
1993


 Corporate and other     $ 43,920       $ 1,366,251      $
3,572
 Environmental Control     19,224              -             -
 Insurance                  1,489              -             -
 Manufacturing            142,522         3,389,380          -
 Mining and Mining Services   -                -             -
 Restaurant               184,470              -             -

                         _______________________________________
      Total                  $ 391,625     $ 4,755,631         $
3,572

Table 13 - Property, plant and equipment additions


NOTE 25  PRO FORMA FINANCIAL INFORMATION ON ASSET ACQUISITION

During the year ended June 30, 1995, the Company entered into two new business segments as a result of assets acquired (See
Note 7, 9, 13, 16, 17r, 17s, 19, 20, 21 and 22). These
acquisitions were unrelated, and finalized effective May 1, 1995. Due to the two month short period of consolidation, management believes that the consolidation of income and balance sheet presentation for the fiscal year ended June 30, 1995 could be misleading. In order to more clearly state the effect of these acquisitions, the Company has prepared a Pro forma Balance Sheet and Statement of Operations on the acquisition of assets in the Insurance Adjusting Industry and a Forecasted Balance Sheet and Statement of Operations on the assets acquired in the Restaurant equipment and supply Industry, as well as a combined Balance Sheet and Statement of Operations. These have been prepared for the period ended June 30, 1995 as though the acquisition had occurred at the beginning of the fiscal year.

Certain assumptions, which are presented herein, should be read in conjunction with the pro forma and forecasted financial statements.

Insurance Adjusting Industry

Prior historical data on operations was available and this information is setforth in Table 14 captioned "Insurance Adjusting Industry". For the period July to December 1994, information was acquired from the prior owner as well as January to April 1995 and represent actual operations. The only changes made in these operational figures are the addition of amortization and an increase in depreciation for the period from July to December 1994.

The addition of amortization was included to show the effect on operations as if the Company had owned the operation for the entire period. The increase in depreciation was included to show the effect of the acquisition of additional claims processing equipment and software, which was added during the first part of the calendar year 1995, to allow the Arizona based operation to increase its claims processing capacity and allow it to also act as a central operations center for expansion into several other states.

The period of May 1995 through June 1995 represent the actual results of operations since the acquisition of the assets.


                         July to      January   May to
                         December     to April   June
                          1994          1995     1995      Year

Revenues                 705,302      470,702   180,178  1,356,182
Cost of goods sold      (473,249)    (207,839)  (74,252)  (755,340)
Gross Profit             232,053      262,863   105,926    600,842
General and Administ     197,322      252,033   108,420    557,775
Net Operating Income      34,731       10,830    (2,494)    43,067
Net Income (Loss)        (31,181)     (31,646)  (24,831)   (87,658)


Table 14 - Insurance adjusting industry

The Consolidated Statement of Operations, captioned "Pro forma on Acquisition of Insurance Adjusting Industry Assets Only" (See
Table 15) was prepared by considering the following factors.

1) Adjusting the insurance adjusting revenue of $180,178 to the yearly projection set forth in Table 14 of $1,356,182.

2) Adjusting the Insurance adjusting direct service costs of $74,252 with the yearly projection for cost of goods sold set forth in Table 14 of $755,340.

3) Increasing general and administrative expense by $557,743, which is the difference of general and administrative expenses, including depreciation and amortization, for the year as compared with the two months of operations already included on a consolidated basis.

The effect of these changes is an increase in operating loss of $62,827 which represents the loss as set forth in Table 14.

The Consolidated Balance Sheet, captioned "Pro forma on Acquisition of Insurance Adjusting Industry Assets Only" (See Table 16) was prepared by considering the following factors:
1) Increasing the accumulated deficit by $62,827, as noted above.

2) Increasing accumulated depreciation by $16,106 the difference between the projected amount setforth in Table
     14 and the two months already consolidated;

3) Increasing accumulated amortization, in "Other Assets", by $92,282 the difference between the projected amount setforth in Table 14 and the two months already consolidated.

The changes indicated above resulted in a net increase in the cash position of the Company of $45,561. There was no significant change in loss per share calculations which utilized the weighted average number of shares as set forth in Note 2.

Restaurant Equipment and Supply Industry

Operations acquired in this industry segment were in the start-up phase. Considerable work had been accomplished in establishing key alliances for placement of the Perfect Fry 686 counter top deep frying machine as well as distribution of food products for use therein. As with most start-up operations, costs were significantly higher and revenues significantly lower than management projections in the coming year of operations. Since the use of historical operating data in the preparation of pro forma information would be misleading, management has elected to forecast future operations from available information.

The restaurant equipment and supply industry business segment involves the sale or placement of the counter top deep frying machine at retail outlets. Income is generated either through the sale of the machine, financing of the machine with rental income from the machines placement or from royalties received on food produced in the machines. The Company has contracts with two nationally known food suppliers who pay the Company an override of approximately $0.05 per order. The operation is conducted in a subsidiary known as Fry Guy, Inc. utilizing a machine to be marketed under a private Fry Guy label.

Based upon negotiations to date, the Company anticipates the placement of 500 additional machines in the snack bars at Wal-Mart stores over the next year. National sales volumes through the Ore-Ida broker network are projected at 300 machines. The Company anticipates sales of 964 machines through a national Area Distribution Center network program that it has established. 650 machines are allocated to a joint venture program that will share revenue. An additional 600 machines are anticipated to be placed through direct selling efforts and a second joint venture program which is being negotiated.

Anticipated revenues are $6,735,680 from machine sales, $857,279 in food revenue, $120,300 from the sale of replacement filters and $192,042 from the joint venture shared revenue for total forecasted revenue of $7,905,301. Costs of Goods Sold is forecasted at $5,261,362 for a net revenue of $2,643,939.

General and administrative expenses, including depreciation, excluding amortization is forecasted at $907,295 for net pre-tax income of $1,736,643. Over one year of complete ownership, the amortization of goodwill on the acquisition of this business opportunity would be $306,327 for an adjusted net pre-tax income of $1,430,316.

The Consolidated Statement of Operations, captioned "Forecast on
Acquisition of Restaurant equipment and supply Industry Assets
Only" (See Table 17) presents the information above in the following manner:

1) Adjusting the restaurant equipment and supply revenue of $26,037 to the forecasted revenue of $7,905,301, a net change of $7,879,264.

2) Adjusting the restaurant equipment and supply direct costs of $22,065 to the forecasted cost of goods sold of $5,261,362, a net change of $5,239,297.
3) Increasing total general and administrative expense by $1,026,954, the difference of general and administrative expenses, including depreciation and amortization, for the forecasted year, as compared with the two months of operations already included on a consolidated basis.

       4)           Decrease interest expense by $10,563.

The effect of these changes is a decrease in operating loss of $1,623,576 which represents forecasted revenue from operations in this industry segment.

The Consolidated Balance Sheet, captioned "Forecast on
Acquisition of Restaurant equipment and supply Industry Assets
Only" (See Table 18) was prepared by considering the following factors:

1)   Decreasing the accumulated deficit by $1,623,576.

2) Increasing Property, Plant and Equipment - Wholesale food equipment by $762,875 for forecasted additions during the year.

3) Increasing accumulated depreciation by $169,791 for the additions to wholesale food equipment as forenoted.

4) Increasing accumulated amortization, in "Other Assets", by $254,664 the difference between the forecasted yearly number and the two months already consolidated.

     5) Increasing current liabilities by $261,910 which represents the current portion of forecasted long-term equipment leases to be entered into.


6) Increasing long-term liabilities by $261,910 which represents the forecasted long-term portion of lease contracts to be entered into.

These changes result in a forecasted net increase in the cash position of the Company of $2,048,032. The effect of this forecast is substantial. A significant increase in cash would result and the net loss per share of common stock would decrease from $0.10 per share to $0.03 per share, utilizing the weighted average number of shares as set forth in Note 2. There is also a substantial increase in Shareholders Equity resulting in the change to operating loss of $1,623,576.

In addition to the aforementioned Balance Sheets and Income
Statements, the Company has included a Combined Balance Sheet and Income Statement which are included herein as Table 19 and 20.

The assumptions made herein and resulting presentations are based upon estimates. Management has taken care in their preparation, but no assurance can be given that future years results will agree with those presented herein.

                 ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEARS ENDED JUNE 30, 1995, 1994 AND 1993

Note 25 - Pro forma Financial Information on Asset Acquisition, continued

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Pro forma         Changes           Actual
                                               June 30, 1995    June 30, 1995    June 30, 1995
                                             ---------------- ---------------- ----------------
REVENUES
  Environmental services                       $     107,000    $      --        $     107,000
  Restaurant equipment and supply                     26,037           --               26,037
  Insurance adjusting                              1,356,182        1,176,004          180,178
  Mining and mining services                          10,000           --               10,000
  Manufacturing                                    3,069,773           --            3,069,773
  All other                                           45,195           --               45,195
                                             ---------------- ---------------- ----------------
                                                   4,614,187        1,176,004        3,438,183
                                             ---------------- ---------------- ----------------
OPERATING EXPENSES
  Direct Service
    Environmental industry                           212,366          --               212,366
    Restaurant equipment and supply industry          22,065          --                22,065
    Insurance adjusting industry                     755,340          681,088           74,252
    Mining industry                                  205,446          --               205,446
    Manufacturing industry                         2,644,495          --             2,644,495
  General and administrative                       3,326,782          557,743        2,769,039
                                             ---------------- ---------------- ----------------
                                                   7,166,493        1,238,831        5,927,662
                                             ---------------- ---------------- ----------------
LOSS FROM OPERATIONS                              (2,552,306)         (62,827)      (2,489,479)

OTHER INCOME AND (EXPENSE)
  Interest income                                     62,043          --                62,043
  Interest expense                                   (16,831)         --               (16,831)
  Other income (expense)                              12,337          --                12,337
                                             ---------------- ---------------- ----------------
                                                      57,549                0           57,549
                                             ---------------- ---------------- ----------------
LOSS BEFORE EXTRAORDINARY ITEM                    (2,494,757)         (62,827)      (2,431,930)

EXTRAORDINARY ITEM                                (2,321,449)         --            (2,321,449)
                                             ---------------- ---------------- ----------------
NET LOSS                                       $  (4,816,206)   $     (62,827)   $  (4,753,379)
                                             ================ ================ ================

NET INCOME (LOSS) PER SHARE OF
  COMMON STOCK
  Before extraordinary item                    $       (0.10)   $        0.00    $         (0.10)
  for extraordinary item                               (0.10)            0.00            (0.10)
                                             ---------------- ---------------- ----------------
NET LOSS PER SHARE OF COMMON STOCK             $       (0.20)   $        0.00    $       (0.20)
                                             ================ ================ ================


Table 15 - Pro forma on Acquisition of
Insurance Adjusting Industry Assets Only

                 ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEARS ENDED JUNE 30, 1995, 1994 AND 1993

Note 25 - Pro forma financial information on asset acquisition, continued

                        PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                                Pro forma       Changes         Actual
                                                 June 30,       June 30,       June 30,
                     ASSETS                        1995           1995           1995
                                             -------------- -------------- --------------
CURRENT ASSETS
  Cash                                       $     652,972  $      45,561  $     607,411
  Accounts receivable                              506,027         --            506,027
    Allowance for doubtful accounts                (25,189)        --            (25,189)
  Notes receivables                              1,051,775         --          1,051,775
  Inventory of finished and unfinished goods     1,011,701         --          1,011,701
  Marketable Securities                            148,400         --            148,400
  Prepaid expense                                   38,435         --             38,435
                                             -------------- -------------- --------------
Total current assets                             3,384,120         45,561      3,338,559
                                             -------------- -------------- --------------

PROPERTY, PLANT AND EQUIPMENT
  Manufacturing Facilities and property          1,676,247         --          1,676,247
  Manufacturing equipment                        1,000,427         --          1,000,427
  Restaurant equipment                             724,470         --            724,470
  Furniture and equipment                          386,600         --            386,600
  Less accumulated depreciation                   (410,542)       (16,106)      (394,436)
                                             -------------- -------------- --------------
                                                 3,377,202        (16,106)     3,393,309
                                             -------------- -------------- --------------
OTHER ASSETS                                    14,516,702        (92,282)    14,608,984
                                             -------------- -------------- --------------
                                             $  21,278,025  $     (62,827) $  21,340,852
                                             ============== ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES                          887,036         --            887,036
                                             -------------- -------------- --------------
LONG-TERM LIABILITIES                              463,834         --            463,834
                                             -------------- -------------- --------------
TOTAL LIABILITIES                                1,350,870              0      1,350,870
                                             -------------- -------------- --------------
DEFERRED INCOME ON INSTALLMENT SALES             1,094,104         --          1,094,104
                                             -------------- -------------- --------------

REDEEMABLE PREFERRED STOCK, CLASS A                295,062         --            295,062
                                             -------------- -------------- --------------
SHAREHOLDERS' EQUITY
  Common stock, no par value                    47,885,245         --         47,885,245
  Common stock subscriptions receivable             --             --             --
  Accumulated defecit                          (29,347,256)       (62,827)   (29,284,429)
                                             -------------- -------------- --------------
                                                18,537,989        (62,827)    18,600,816
                                             -------------- -------------- --------------
                                             $  21,278,025  $     (62,827) $  21,340,852
                                             ============== ============== ==============

Table 16 - Pro forma on Acquisition of
Insurance Adjusting Industry Assets Only

                   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED JUNE 30, 1995, 1994 AND 1993

Note 25 - Pro forma Financial Information on Asset Acquisition, continued

                          FORECASTED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Forecast         Changes           Actual
                                               June 30, 1995    June 30, 1995    June 30, 1995
                                             ---------------- ---------------- ----------------
REVENUES
  Environmental services                       $     107,000    $      --        $     107,000
  Restaurant equipment and supply                  7,905,301        7,879,264           26,037
  Insurance adjusting                                180,178           --              180,178
  Mining and mining services                          10,000           --               10,000
  Manufacturing                                    3,069,773           --            3,069,773
  All other                                           45,195           --               45,195
                                             ---------------- ---------------- ----------------
                                                  11,317,447        7,879,264        3,438,183
                                             ---------------- ---------------- ----------------
OPERATING EXPENSES
  Direct Service
    Environmental industry                           212,366          --               212,366
    Restaurant equipment and supply industry       5,261,362        5,239,297           22,065
    Insurance adjusting industry                      74,252          --                74,252
    Mining industry                                  205,446          --               205,446
    Manufacturing industry                         2,644,495          --             2,644,495
  General and administrative                       3,795,993        1,026,954        2,769,039
                                             ---------------- ---------------- ----------------
                                                  12,193,913        6,266,251        5,927,662
                                             ---------------- ---------------- ----------------
LOSS FROM OPERATIONS                                (876,466)       1,613,013       (2,489,479)

OTHER INCOME AND (EXPENSE)
  Interest income                                     62,043          --                62,043
  Interest expense                                    (6,268)          10,563          (16,831)
  Other income (expense)                              12,337          --                12,337
                                             ---------------- ---------------- ----------------
                                                      68,112           10,563           57,549
                                             ---------------- ---------------- ----------------

LOSS BEFORE EXTRAORDINARY ITEM                      (808,354)       1,623,576       (2,431,930)
                                             ---------------- ---------------- ----------------
EXTRAORDINARY ITEM                                (2,321,449)         --            (2,321,449)
                                             ---------------- ---------------- ----------------
NET LOSS                                       $  (3,129,803)   $   1,623,576    $  (4,753,379)
                                             ================ ================ ================

NET INCOME (LOSS) PER SHARE OF
  COMMON STOCK
  Before extraordinary item                    $       (0.03)   $       (0.07)   $       (0.10)
  for extraordinary item                               (0.10)            0.00            (0.10)
                                             ---------------- ---------------- ----------------
NET LOSS PER SHARE OF COMMON STOCK             $       (0.13)   $       (0.07)   $       (0.20)
                                             ================ ================ ================

Table 17 - Forecast on Acquisition of
Restaurant Equipment and Supply Industry
Assets Only

                 ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEARS ENDED JUNE 30, 1995, 1994 AND 1993


Note 25 - Pro forma financial information on asset acquisition, continued

                          FORECASTED CONDENSED CONSOLIDATED BALANCE SHEET

                                                Forecast       Changes         Actual
                                                June 30,       June 30,       June 30,
                     ASSETS                       1995           1995           1995
                                             -------------- -------------- --------------
CURRENT ASSETS
  Cash                                      $   2,655,442  $   2,048,032  $     607,411
  Accounts receivable                             506,027         --            506,027
    Allowance for doubtful accounts               (25,189)        --            (25,189)
  Notes receivables                             1,051,775         --          1,051,775
  Inventory of finished and unfinished goods    1,011,701         --          1,011,701
  Marketable Securities                           148,400         --            148,400
  Prepaid expense                                  38,435         --             38,435
                                             -------------- -------------- --------------
Total current assets                            5,386,591      2,048,032      3,338,559
                                             -------------- -------------- --------------

PROPERTY, PLANT AND EQUIPMENT
  Manufacturing Facilities and property         1,676,247         --          1,676,247
  Manufacturing equipment                       1,000,427         --          1,000,427
  Restaurant equipment                            724,470        762,875        724,470
  Furniture and equipment                         386,600         --            386,600
  Less accumulated depreciation                  (564,227)      (169,791)      (394,436)
                                             -------------- -------------- --------------
                                                3,223,518        593,084      3,393,309
                                             -------------- -------------- --------------
OTHER ASSETS                                   14,354,320       (254,664)    14,608,984
                                             -------------- -------------- --------------
                                            $  22,964,428  $   2,386,451  $  21,340,852
                                             ============== ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES                         887,036        261,910        887,036
                                             -------------- -------------- --------------
LONG-TERM LIABILITIES                             463,834        261,910        463,834
                                             -------------- -------------- --------------
TOTAL LIABILITIES                               1,350,870        523,820      1,350,870
                                             -------------- -------------- --------------
DEFERRED INCOME ON INSTALLMENT SALES            1,094,104         --          1,094,104
                                             -------------- -------------- --------------

REDEEMABLE PREFERRED STOCK, CLASS A               295,062         --            295,062
                                             -------------- -------------- --------------
SHAREHOLDERS' EQUITY
  Common stock, no par value                   47,885,245         --         47,885,245
  Common stock subscriptions receivable            --             --             --
  Accumulated defecit                         (27,660,853)     1,623,576    (29,284,429)
                                             -------------- -------------- --------------
                                               20,224,392      1,623,576     18,600,816
                                             -------------- -------------- --------------
                                            $  22,964,428  $   2,147,396  $  21,340,852
                                             ============== ============== ==============

Table 18 - Forecast on Acquisition of
Restaurant Equipment and Supply Industry
Assets Only

                   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED JUNE 30, 1995, 1994 AND 1993

Note 25 - Pro forma Financial Information on Asset Acquisition, continued

                                              PRO FORMA AND FORECASTED CONSOLIDATED STATEMENTS

                                              Pro forma and
                                                Forecasted        Changes           Actual
                                              June 30, 1995    June 30, 1995    June 30, 1995
                                             ---------------- ---------------- ----------------
REVENUES
  Environmental services                      $     107,000    $      --        $     107,000
  Restaurant equipment and supply                 7,905,301        7,879,264           26,037
  Insurance adjusting                             1,356,182        1,176,004          180,178
  Mining and mining services                         10,000           --               10,000
  Manufacturing                                   3,069,773           --            3,069,773
  All other                                          45,195           --               45,195
                                             ---------------- ---------------- ----------------
                                                 12,493,451        9,055,268        3,438,183
                                             ---------------- ---------------- ----------------
OPERATING EXPENSES
  Direct Service
    Environmental industry                          212,366          --               212,366
    Restaurant equipment and supply industry      5,261,362        5,239,297           22,065
    Insurance adjusting industry                    755,340          681,088           74,252
    Mining industry                                 205,446          --               205,446
    Manufacturing industry                        2,644,495          --             2,644,495
  General and administrative                      4,353,736        1,584,697        2,769,039
                                             ---------------- ---------------- ----------------
                                                 13,432,744        7,505,082        5,927,662
                                             ---------------- ---------------- ----------------
LOSS FROM OPERATIONS                               (939,293)       1,550,186       (2,489,479)
                                             ---------------- ---------------- ----------------
OTHER INCOME AND (EXPENSE)
  Interest income                                    62,043          --                62,043
  Interest expense                                   (6,268)          10,563          (16,831)
  Other income (expense)                             12,337          --                12,337
                                             ---------------- ---------------- ----------------
                                                     68,112           10,563           57,549
                                             ---------------- ---------------- ----------------
LOSS BEFORE EXTRAORDINARY ITEM                     (871,181)       1,560,749       (2,431,930)
                                             ---------------- ---------------- ----------------
EXTRAORDINARY ITEM                               (2,321,449)         --            (2,321,449)
                                             ---------------- ---------------- ----------------
NET LOSS                                       $ (3,192,630)    $  1,560,749     $ (4,753,379)
                                             ================ ================ ================

NET INCOME (LOSS) PER SHARE OF
  COMMON STOCK
  Before extraordinary item                    $      (0.03)    $       0.07     $      (0.10)
  for extraordinary item                              (0.10)            0.00            (0.10)
                                             ---------------- ---------------- ----------------
NET LOSS PER SHARE OF COMMON STOCK             $      (0.03)    $       0.07     $       0.20
                                             ================ ================ ================

Table 19 - Pro forma on Acquisition of
 Insurance Adjusting Industry Assets and
 Forecast on Acquisition of Restaurant
 Equipment and Supply Industry Assets

                   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED JUNE 30, 1995, 1994 AND 1993

Note 25 - Pro forma financial information on asset acquisition, continued

                 PRO FORMA AND FORECASTED CONDENSED CONSOLIDATED BALANCE SHEET

                                               Pro forma and
                                                Forecasted      Changes        Actual
                                                 June 30,      June 30,       June 30,
                     ASSETS                        1995          1995           1995
                                             -------------- -------------- --------------
CURRENT ASSETS
  Cash                                       $   2,701,003  $  2,093,593  $     607,411
  Accounts receivable                              506,027        --            506,027
    Allowance for doubtful accounts                (25,189)       --            (25,189)
  Notes receivables                              1,051,775        --          1,051,775
  Inventory of finished and unfinished goods     1,011,701        --          1,011,701
  Marketable Securities                            148,400        --            148,400
  Prepaid expense                                   38,435        --             38,435
                                             -------------- -------------- --------------
Total current assets                             5,432,152     2,093,593      3,338,559
                                             -------------- -------------- --------------

PROPERTY, PLANT AND EQUIPMENT
  Manufacturing Facilities and property          1,676,247        --          1,676,247
  Manufacturing equipment                        1,000,427        --          1,000,427
  Restaurant equipment                             724,470       762,875        724,470
  Furniture and equipment                          386,600        --            386,600
  Less accumulated depreciation                   (580,333)     (185,897)      (394,436)
                                             -------------- -------------- --------------
                                                 3,207,412       576,978      3,393,309
                                             -------------- -------------- --------------

OTHER ASSETS                                    14,262,038      (346,946)    14,608,984
                                             -------------- -------------- --------------
                                             $  22,901,601  $  2,323,624  $  21,340,852
                                             ============== ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES                          887,036       261,910        887,036
                                             -------------- -------------- --------------
LONG-TERM LIABILITIES                              463,834       261,910        463,834
                                             -------------- -------------- --------------
TOTAL LIABILITIES                                1,350,870       523,820      1,350,870
                                             -------------- -------------- --------------
DEFERRED INCOME ON INSTALLMENT SALES             1,094,104        --          1,094,104
                                             -------------- -------------- --------------
REDEEMABLE PREFERRED STOCK, CLASS A                295,062        --            295,062
                                             -------------- -------------- --------------

SHAREHOLDERS' EQUITY
  Common stock, no par value                    47,885,245        --         47,885,245
  Common stock subscriptions receivable             --            --             --
  Accumulated defecit                          (27,723,680)    1,560,749    (29,284,429)
                                             -------------- -------------- --------------
                                                20,161,565     1,560,749     18,600,816
                                             -------------- -------------- --------------
                                             $  22,901,601  $  2,084,569  $  21,340,852
                                             ============== ============== ==============

Table 20 - Pro forma on Acquisition of
 Insurance Adjusting Industry Assets and
 Forecast on Acquisition of Restaurant
 Equipment and Supply Industry Assets

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Shown below in Table J are the names, ages, positions of Alanco's directors and officers.

                           TABLE J
     Name                      Age      Position with Alanco


  Dr. James G. Ricketts      57      Chairman of the Board and
                                          Director

  Norman E. Meyer            50      Chief Executive Officer,
                                          President and Director

  Dean Hough                 54      General Executive Officer
                                          and Director

  Kevin L. Jones             39      Chief Financial Officer
                                          and Director

  Peter D. Van Oosterhout    63      Director

  Larry G. Nelson            36      Director

  Dean A. Douglas            48      Vice President and
                                          Secretary

  John E. Haggar             53      Treasurer

  The Directors serve until their successors are elected by the Shareholders. Vacancies on the Board of Directors are filled by appointment of the majority of the continuing Directors. The Executive Officers serve at the discretion of the Board of Directors.


Business Experience

Dr. James G. Ricketts: Appointed to the Board of Directors of the Company in April of 1990. Dr. Ricketts is currently Chairman and CEO of Technology Systems International, Inc., a corporation which he founded to develop a prison population tracking and management technology as well as acting as an Independent Consultant to corrections agencies located throughout the United States. Prior to this, Dr. Ricketts served as Director of the Arizona Department of Corrections; Executive Director of the Colorado Department of Corrections; Deputy Secretary to the Florida Department of Corrections as well as numerous other positions in the corrections field. Dr. Ricketts received his Ph.D. from Ohio State University in 1971 in the field of Sociology (Humanities and Human Services). Since January, 1995, Dr. Ricketts has served as Director of Dixie National Corporation, a publicly held company traded on the NASDAQ System.

Norman E. Meyer: Mr. Meyer joined the Company's Board of Directors in December, 1994 and was appointed President and Chief Executive Officer of the Company in April, 1995. Mr. Meyer has over twenty-eight years of experience in the insurance industry and for the last fifteen years he has held executive positions of increasing operational responsibility. Since December, 1994, Mr. Meyer has served as Chief Executive Officer and a director of Phoenix Medical Management, Inc., a Phoenix based out-patient, rehabilitation/Surgical facility. Beginning in 1984 and until December 1994, Mr. Meyer served in various positions including Chief Operating Officer, Director and Chairman of the Board of Realistic Adjustment Company, Inc., a Phoenix, Arizona based insurance claims adjusting company. From January, 1995 to May, 1995 Mr. Meyer also served as Vice President of Operations, and remains a Director and Chairman of the Board of Travel Services of America, a Branson, Missouri travel agency. From 1992 to 1994, Mr. Meyer served as consultant to the United Labor Counsel Local 615 Welfare Fund wherein Mr. Meyer advised the Counsel on claims processing. The Union, the Welfare Fund Trustees, the Welfare Fund Insurance Underwriters and Mr. Meyer were named as Defendants in a 1992 civil action filed by the U.S. Department of Labor which alleged breach of fiduciary duty by the Defendants in the operation of the Welfare Fund under the Employee Retirement Income Security Act of 1974(ERISA). Mr. Meyer filed an Answer denying all allegations based upon the fact that Mr. Meyer did not control or serve in the operation of the Welfare Fund and that the Department of Labor's extension of the definition of a "fiduciary" under ERISA to include non-controlling consultants is unwarranted. Mr. Meyer believes there is a high probability of dismissal of the action against him if the matter goes to trial.

Dean Hough: Mr. Hough has been with the Company as a Director since December, 1994. He has been conducting a marketing and general management consulting business based in Las Vegas, Nevada under the name of Executive Leasing since 1990. Since 1988, Mr. Hough has also been a director of Infinite Research, Inc., a development stage company headquartered in Las Vegas, Nevada. Infinite Research, Inc., is a publicly held company which is traded on the NASD Bulletin Board. From 1962 to 1989, Mr. Hough held various management positions with Xerox Corporation including National Sales Manager, Vice President Marketing, Vice President Field Operations and Vice President Quality. Mr. Hough holds a Bachelors Degree in Business from the University of Minnesota and is a graduate of the Executive Management Development Program at the Harvard School of Business.

Kevin L. Jones: Elected to the position of Secretary - Treasurer and Chief Financial Officer in June of 1992. Mr. Jones served as President of AERC from August of 1985 up to June of 1992. Mr. Jones was elected to the Board of Directors in December, 1987. Mr. Jones has been employed by the Company since 1979 and has served in various capacities. Other public reporting companies that Mr. Jones serves are: Secretary and Director of the Company's majority-owned subsidiary Environetics, Inc.


Peter D. Van Oosterhout: A Director of the Company since 1983, Mr. Van Oosterhout is President of River Capital Corporation, of Cleveland, Ohio, a Small Business Investment Corporation, since 1982. Prior to River Capital Corporation, Mr. Van Oosterhout was President of Clarion Capital (Cleveland, Ohio) from 1973 to 1982.

Larry G. Nelson Mr. Nelson joined the Company's Board of Directors in April, 1995. Since July, 1995, Mr. Nelson has served as President of the Company's subsidiary, Alanco Financial Services Corporation. Since November, 1993, Mr. Nelson has served as President and as a director of Phoenix Medical Management, Inc., a Phoenix based out-patient, rehabilitation/Surgical facility. From June, 1991 to October, 1993, Mr. Nelson was the Chief Financial Officer for the Gary Hall Eye Surgery Institute, P.C. one of the largest regional ophthalmic surgical institutes in the United States. From September, 1990 to May, 1991, Mr. Nelson was a Litigation Consultant for Coopers & Lybrand. Mr. Nelson holds a Bachelor of Science Degree in Accountancy from San Diego State University and is a Certified Public Accountant licensed in Colorado and Arizona. Mr. Nelson has five years of public accounting, audit and litigation experience and over ten years of diversified, senior level financial management and corporate operations experience.


Dean A. Douglas Mr. Douglas joined the Company in May, 1995 as Vice President and became Secretary in June, 1995. Mr. Douglas has overall operations responsibility for the Company and its subsidiaries. From February, 1995 to May, 1995, Mr. Douglas was Vice President, Chief Operating Officer for Travel Services of America, Inc., of Branson, Missouri and continues to serve as director. Mr. Douglas is also a Vice President, Secretary-Treasurer of Branson's Center, Inc., of Branson, Missouri. From December, 1994 to May, 1995, Mr. Douglas served as Vice President and Chief Operating Officer for Universal Management Services, Inc., a Phoenix, Arizona based corporate management consulting company.
From May, 1992 to January, 1993, Mr. Douglas was the Chief Engineer for the Company. Since May, 1990, Mr. Douglas has been an officer, director and principal shareholder of Joint Development Systems-America, Inc., doing marketing, general business consulting and record producing for Rex Allen, Jr. Mr. Douglas holds a B.S. degree in Geology from Southern Illinois University, an M.S. degree in Geoscience from the University of Arizona and a Masters of Business Administration from the University of Denver.


John E. Haggar: Mr. Haggar has been an employee of the Company since June 1, 1995, and Treasurer since July, 1995. From December 1, 1994, until June 1, 1995, Mr. Haggar was Chief Financial Officer of Universal Management Services, Inc. Previously, Mr. Haggar was a sole practitioner engaged in providing accounting services to the general public in Washington State. Mr. Haggar holds a Bachelor of Science in Business from the University of Minnesota. He is a member of the American Institute of Certified Public Accountants. Since January, 1995, Mr. Haggar has also a director of Dixie National Corporation, a publicly owned company whose stock is traded on the NASDAQ System.


Compensation of Directors

  Directors are entitled to receive $500 in cash, common stock at $1 per share or in health insurance benefits for each Board Meeting attended, plus expenses. In May, 1995 the Board of Directors reduced the prior Directors Fees of $1,500 to the present $500. Pursuant to these directors fees, during the fiscal year ended June 30, 1995, Mr. Ricketts was issued 9,500 shares of common stock, Mr. Van Oosterhout was issued 5,000 shares of common stock, Mr. Meyer was issued 5,000 shares of common stock and Mr. Nelson was issued 500 shares of common stock. In addition, since August, 1995, Mr. Ricketts has received a fee of $3,000 per month for being Chairman of the Board.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

  Table K sets forth the compensation paid by the Company to the top three executive officers whose compensation exceeded
$60,000, which represents all of the executive officers of the Company.

                           TABLE K
Name of Individual         Capacities Served        Cash
Compensation


Norman E. Meyer (1)        President, CEO                        $0
Dean Hough (2)             President, CEO                        $48,000
Harrison Gentry (3)        President, CEO                       $110,126
Richard Steinke (4)        CEO                                   $34,000
Kevin L. Jones (5)         Chief Financial Officer               $58,500
Dean A Douglas (6)         V-P, Secretary                        $ 8,000
John E. Haggar (7)         Treasurer                             $ 6,000

(1)    Mr. Meyer is presently serving without an employment
contract and     has not been awarded any stock or other non-cash compensation.
(2)    Mr. Hough served as President and CEO from December, 1994
       to April, 1995 and pursuant to the agreement whereby he
       stepped down in favor of Mr. Meyer, Mr. Hough is to
       receive $8,000 per month plus options to purchase 20,000
       shares of common stock at $1.00 per share each month
       until December, 1996.
(3)    Mr. Gentry served as President/COO from January, 1994 and
as     President/CEO from October, 1994 to December, 1994.
(4)    Mr. Steinke served as CEO from July, 1994 to October,
1994.
(5)    Mr. Jones has an oral employment contract to receive
$6,000 per  month and has not been awarded any stock or other
non-cash         compensation.
(6)    Mr. Douglas has an oral employment contract to receive
       $6,000 per month and has not been awarded any stock or other non-cash compensation.
(7)    Mr. Haggar has an oral employment contract to receive
       $6,000 per month and has not been awarded any stock or other non-cash compensation.

       The Company has no formal incentive bonus plans in place at this time. In August, 1995 the Board approved an Incentive Stock
Option Plan and a Directors Stock Option Plan which will be submitted to the shareholders for approval at the next meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

(a) The following persons in Table L are known to the Company as beneficially own more than five percent (5%) of the outstanding shares of Registrant:

                                TABLE L
                                                                  % of Shares
Name and Address                     Shares                  Outstanding

Lyons Capital Partners, L.P.,
4365 Executive Drive, Suite 740
San Diego, California 92121,        6,051,220                   19.9%



(b) Security Ownership of Management

Common Stock Beneficially Owned as of June 30, 1995

                                TABLE M

Name of Individual              Number of Shares        Percent of Class


Peter Van Oosterhout (1)                  895,349                  2.90%

James Ricketts                             10,500                  0.03%

Norman E. Meyer                             5,500                  0.02%

Kevin L. Jones(2)                       1,000,143                  3.28%

Dean Hough (3)                            380,620                  1.25%

Officers and Directors
as a Group
(8 individuals)                         2,292,112                  7.52%

(1)    Includes 890,349 shares in the name of River Capital
       Corporation of which Mr. Van Oosterhout is President.
       Mr. Van Oosterhout disclaims any beneficial ownership of the above shares.

(2) Includes 541,000 shares held by Arjon Enterprises, Inc., a trust of which Mr. Jones is a beneficiary. Mr. Jones disclaims beneficial ownership of these shares.

(3) Includes 200,000 shares which may be acquired upon the exercise of options held by Executive Leasing, Inc., the nominee of Dean Hough.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       (a)  Transactions with Management and Others:
       (b)  Certain Relationships:

       The Company entered into the following transactions with entities in which certain of the Company's officers and directors may have a direct or indirect interest.

       In June, 1995, the Company issued 390,400 shares of its common stock to River Capital Corporation upon the exercise of a common stock purchase warrant issued to River Capital in 1990. The
Company received proceeds of $244,000 from the exercise of the warrant. Peter Van Oosterhout, a director of the Company is also the sole officer and director of River Capital Corporation.

       In December, 1994, the Company exchanged a Note Receivable in the principal amount of $850,000 from Phoenix Medical
Management, Inc.(PMM), for seventy percent (70%) of the outstanding common stock of PMM. Norman E. Meyer, a director of the Company and its President and Chief Executive Officer and Larry Nelson a director of the Company and executive officer of Alanco Financial Services Corp., were and remain officers and directors of PMM. In addition, Mr. Nelson owns approximately
12% of the outstanding common stock of PMM.

       In May, 1995, the Company acquired 100% of the capital stock of Unique Systems, Inc., doing business as National Affiliated Adjustment Company (NAAC) from KD International, Ltd., in exchange for 1,750,370 shares of the Company's common stock and 26 Shares of the Company's $20,000 par value, Class A, Series I Voting Preferred Stock. Subsequent to the Company's acquisition and in an unrelated transaction, Katherine Meyer, the wife of Norman E. Meyer, a director of the Company and its President and Chief Executive Officer, acquired the Class A, Series I Voting Preferred Stock. Mrs. Meyer is the Chief Executive Officer and President of NAAC.

(c)    Indebtedness of Management:   None

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

          Included in Part II of this Report:
  Report of Billie J. Allred, Independent Certified Public
  Accountant for the year ended June 30, 1995, 1994 and
  1993
  Consolidated Balance Sheet as of June 30, 1995 and 1994
  Consolidated Statements of Operations for the years ended
  June 30, 1995, 1994, and 1993
  Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993
  Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993
  Notes to Consolidated Financial Statements


(a)  (2)  Financial Statement Schedules

          Included in Part IV of this Report:

  Report of Billie J. Allred, Independent Certified Public
  Accountant on the financial statement schedules for the years ended June 30, 1995, 1994 and 1993

 Schedule V     - Property, Plant and Equipment
       VI    - Accumulated Depreciation and Amortization
                 of Property, Plant and Equipment
       VIII  - Valuation and Qualifying Accounts


     Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
               OF FINANCIAL STATEMENT SCHEDULES



Board of Directors
Alanco Environmental Resources Corporation
Scottsdale, Arizona


I have audited in accordance with generally accepted auditing standards, the financial statements of Alanco Environmental Resources Corporation's (formerly known as Alanco Resources Corporation) as of June 30, 1995, 1994 and 1993 included in this form 10-K, and have issued my report thereon dated September 28, 1995. My audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                     BILLIE J ALLRED CPA

Tempe, Arizona
September 28, 1995

                 ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

                                      Property, Plant and Equipment              Schedule V
           Column A             Column B     Column C     Column D      Column E     Column F
--------------------------    -----------  -----------  ------------  -----------  -----------
                              Balance at                                           Balance at
                               Beginning    Additions    Retirements     Other        End of
         Description           of Period    in Period      at Cost      Changes       Period
--------------------------    -----------  -----------  ------------  -----------  -----------

Year Ended June 30, 1995
  Furniture and equipment     $  232,591   $   64,633   $  (131,085)  $  220,461   $  386,600
  Manufacturing equipment      1,090,076       92,804       (21,080)    (161,373)   1,000,427
  Manufacturing Facilities     2,299,304       49,718          (347)    (672,428)   1,676,247
  Restaurant equipment             --         184,470        --          540,000      724,470
  Corporate office             1,200,000        --       (1,200,000)       --               0
--------------------------    -----------  -----------  ------------  -----------  -----------
  Total                        4,821,971      391,625    (1,352,512)     (73,340)   3,787,744
--------------------------    -----------  -----------  ------------  -----------  -----------

Year Ended June 30, 1994
  Furniture and equipment        108,232      166,251   $    41,892        --         232,591
  Manufacturing equipment          --       1,090,076         --           --       1,090,076
  Manufacturing Facilities         --       2,299,304         --           --       2,299,304
  Corporate office                 --       1,200,000         --           --       1,200,000
--------------------------    -----------  -----------  ------------  -----------  -----------
  Total                          108,232    4,755,631        41,892        --       4,821,971
--------------------------    -----------  -----------  ------------  -----------  -----------

Year Ended June 30, 1993
  Furniture and equipment        104,660        3,572        --            --         108,232
  Manufacturing equipment          --           --           --            --           --
  Manufacturing Facilities         --           --           --            --           --
  Corporate office                 --           --           --            --           --
--------------------------    -----------  -----------  ------------  -----------  -----------
  Total                          104,660        3,572        --            --         108,232
--------------------------    -----------  -----------  ------------  -----------  -----------

         Mining Operations

  Year Ended June 30, 1995
      Mining Equipment        $  866,614   $    --      $    --       $    --      $  866,614
      Mill and Refinery          688,696        --           --            --         688,696
--------------------------    -----------  -----------  ------------  -----------  -----------
  Total                        1,555,310        --           --            --       1,555,310
--------------------------    -----------  -----------  ------------  -----------  -----------

  Year Ended June 30, 1994
      Mining Equipment           866,614        --            --           --         866,614
      Mill and Refinery          864,907        --           (8,000)    (168,211)     688,696
--------------------------    -----------  -----------  ------------  -----------  -----------
  Total                        1,731,521        --           (8,000)    (168,211)   1,555,310
--------------------------    -----------  -----------  ------------  -----------  -----------

  Year Ended June 30, 1993
      Mining Equipment           866,614        --           --            --         866,614
      Mill and Refinery          866,886        --           --           (1,979)     864,907
--------------------------    -----------  -----------  ------------  -----------  -----------
  Total                        1,733,500        --           --           (1,979)   1,731,521
--------------------------    -----------  -----------  ------------  -----------  -----------


              ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIE

                        Accumulated Depreciation and Amortizat                 Schedule VI
                           of Property, Plant and Equipment


         Column A              Column B    Column C      Column D     Column E      Column F
--------------------------   -----------  ----------   -----------   ----------   -----------
                              Balance at                                           Balance at
                              Beginning    Additions   Retirements      Other        End of
         Description          of Period    in Period     at Cost       Changes       Period
--------------------------   -----------  ----------   -----------   ----------   -----------

Year Ended June 30, 1995
  Furniture and equipment    $   53,757   $  56,742    $  (42,292)   $   19,727   $   87,934
  Manufacturing equipment        81,601     140,527        (4,527)      (15,227)     202,374
  Manufacturing facilities       32,846      58,522         --          (18,060)      73,308
  Restaurant equipment            --         17,963         --           12,857       30,820
  Corporate office                --          9,081        (9,081)        --           --
--------------------------   -----------  ----------   -----------   ----------   -----------
  Total                         168,204     282,835       (55,900)         (703)     394,436
--------------------------   -----------  ----------   -----------   ----------   -----------

Year Ended June 30, 1994
  Furniture and equipment        78,694       9,787        34,724         --          53,757
  Manufacturing equipment         --         81,601         --            --          81,601
  Manufacturing facilities        --         32,846         --            --          32,846
  Corporate office                --          --            --            --           --
--------------------------   -----------  ----------   -----------   ----------   -----------
  Total                          78,694     124,233        34,724         --         168,204
--------------------------   -----------  ----------   -----------   ----------   -----------

Year Ended June 30, 1993
  Furniture and equipment        67,348      11,346         --            --          78,694
  Manufacturing equipment         --          --            --            --           --
  Manufacturing facilities        --          --            --            --           --
  Corporate office                --          --            --            --           --
--------------------------   -----------  ----------   -----------   ----------   -----------
  Total                          67,348      11,346         --            --          78,694
--------------------------   -----------  ----------   -----------   ----------   -----------

         Mining Operations

Mining Operations
  Year Ended June 30, 1995
      Mining equipment       $  708,380   $  50,403   $     --      $     --      $  758,783
      Mill and refinery         360,209      31,785         --            --         391,994
--------------------------   -----------  ----------   -----------   ----------   -----------
                              1,068,589      82,188         --            --       1,150,777
--------------------------   -----------  ----------   -----------   ----------   -----------

  Year Ended June 30, 1994
      Mining equipment          653,396      54,984         --            --         708,380
      Mill and refinery         333,534      34,675         8,000         --         360,209
--------------------------   -----------  ----------   -----------   ----------   -----------
                                986,930      89,659         8,000         --       1,068,589
--------------------------   -----------  ----------   -----------   ----------   -----------

  Year Ended June 30, 1993
      Mining equipment          598,411      54,985         --            --         653,396
      Mill and refinery         298,859      34,675         --            --         333,534
--------------------------   -----------  ----------   -----------   ----------   -----------
                                897,270      89,660         --            --         986,930
--------------------------   -----------  ----------   -----------   ----------   -----------

            ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

                            Valuation And Qualifying Accounts                  Schedule VIII


            Column A             Column B    Column C     Column D     Column E
-----------------------------  -----------  -----------  -----------  ----------  -----------
                                                          Additions
                                Balance at   Charged to  Charged to                 Balance
                                Beginning    Costs and      Other                  at End of
          Description           of Period     Expenses    Accounts    Deductions    Period
-----------------------------  -----------  -----------  -----------  ----------  -----------

Allowance deducted from asset
  to which it applies:
    Allowance for doubtful
     accounts
   Year Ended June 30, 1995       25,600       25,189       --          25,600       25,189


   Year Ended June 30, 1994        --          25,600       --           --          25,600


   Year Ended June 30, 1993        --           --          --           --           --


(b)  Reports on Form 8-K

  Report dated October 11, 1994, on resignation of Richard A.
  Steinke from positions of Chairman of the Board and Chief
  Executive Officer and election of D. Harrison Gentry as
  Chief Executive Officer and Peter Van Oosterhout as
  Chairman of the Board.

  Report dated December 15, 1994, on the appointment of Norman E. Meyer, Evert Eggink and Dean Hough as Directors and the removal of D. Harrison Gentry from the positions of President, Chief Executive Officer, Chief Operating
  Officer and Director.

(c)  Exhibits

EXHIBIT (21)     SUBSIDIARIES

NAME                                           STATE OF
INCORPORATION

Alanco Environmental Services, Inc.        Nevada

Alanco Environmental Manufacturing, Inc.   Nebraska

Alanco Financial Services Corp.            Nevada

Alanco Beijing Environmental Technology Corp. Peoples Republic of China

Fry Guy Inc.                                    Nevada

Unique Systems, Inc.
  dba National Affiliated Adjustment Company    Nevada

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Alanco Environmental
                                     Resources Corporation



                                     JAMES G. RICKETTS
                                   James G. Ricketts, Chairman

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                     TITLE                    DATE



  NORMAN E. MEYER          Chief Executive Officer  9/28/95
Norman E. Meyer            Director and President



  KEVIN L. JONES           Chief Financial Officer  9/28/95
Kevin L. Jones             Director



  DEAN HOUGH               General Executive Officer 9/28/95
Dean Hough                 Director


  PETER VAN OOSTERHOUT     Director                 9/28/95
Peter Van Oosterhout


  LARRY G. NELSON          Director                  9/28/95
Larry G. Nelson