Form 10-Q
period 1995-09-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1995-11-09
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

                    Quarterly Report Under Section 13 or 15(d) of
                       The Securities and Exchange Act of 1934

          For the quarter ended...........................September 30,1995
          Commission file number.....................................0-9347


                   ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                   (formerly known as Alanco Resources Corporation)
               (Exact name of registrant as specified in its charter)


                      Arizona                              86-0220694
            (State or other jurisdiction                  (I.R.S. Employer
          of incorporation or organization)             Identification No.)


          4110 North Scottsdale Road, Suite 200, Scottsdale, Arizona  85251
             (Address of principal executive office)          (Zipcode)


                                (602) 874-0448
                (Registrant's telephone number, including area code)

          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                     YES XX   NO

               As of September 30, 1995 there were 30,597,932 shares of common stock outstanding.






                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                        INDEX




                                                                Page Number

          PART I.   FINANCIAL INFORMATION

               Item 2.   Financial Statements
                         Consolidated Balance Sheets
                              September 30, 1995 (unaudited) and
                              June 30, 1995 (audited)................  3-4
                         Consolidated Statements of Operations
                              For the three months ended September
                              30, 1995 and 1994 (unaudited)..........   5
                         Consolidated Statements of Shareholders'
                              Equity for the three months ended
                              September 30, 1995 and 1994 (unaudited).  6
                         Consolidated Statements of Cash Flows
                              For the three months ended September
                              30, 1995 and 1994 (unaudited)..........  7-8
                         Notes to Consolidated Financial
                              Statements (unaudited).................  9-12

               Item 3.   Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations.............................   13

          Part II. OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K............   13

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 1995 AND JUNE 30, 1995

                                                       September 30, 1995   June 30, 1995
                                                       (unaudited)            (audited)
                                                     --------------       ----------------

ASSETS
CURRENT ASSETS
  Cash                                               $     706,789        $       607,411
  Accounts receivable -net (note 2)                        840,598                480,838
  Notes receivables                                        144,406                144,406
  Receivable - other (note 2)                              658,405                907,368
  Inventory of finished and unfinished goods
    at lower of cost or market (note 3)                  1,173,651              1,011,701
  Marketable securities                                    148,400                148,400
  Prepaid expense                                           24,849                 38,435
                                                     --------------       ----------------
Total current assets                                     3,697,098              3,338,559
                                                     --------------       ----------------

PROPERTY, PLANT AND EQUIPMENT (note 4)
  Manufacturing facilities and property                  1,680,723              1,676,247
  Manufacturing equipment                                1,024,610              1,000,427
  Restaurant equipment                                     846,970                724,470
  Furniture and equipment                                  425,273                386,600
  Less accumulated depreciation                           (486,960)              (394,436)
                                                     --------------       ----------------
Total property, plant and equipment                      3,490,616              3,393,308
                                                     --------------       ----------------

OTHER  ASSETS
  Investment in restricted securities                      100,000                100,000
  Costs in excess of book value on acquisition of
    wholly owned subsidiaries less accumulated
    amortization of $ 209,056  at September 30, 1995
    and $102,419 at June 30, 1995                        6,189,147              6,295,784
  Installment sale contract receivable                   1,225,000              1,240,000
  Patents, patents pending and patent
    application technology, less accumulated
    amortization of $88,708 at September 30, 1995
    and $83,678 at June 30, 1995                           116,902                121,647
  Mineral properties and related assets
    Mineral properties, at cost                          6,170,676              6,170,676
    Mill and refinery, less accumulated
      depreciation of $399,940 at September 30, 1995
      and $391,994 at June 30, 1995                        288,755                296,702
    Other mining equipment, less accumulated
      depreciation of $771,383 at September 30, 1995
      and $758,783 at June 30, 1995                         95,230                107,831
    Other                                                  154,309                151,345
                                                     --------------       ----------------
Total other assets                                      14,340,019             14,483,985
                                                     --------------       ----------------

TOTAL ASSETS                                         $  21,527,733        $    21,215,852
                                                     ==============       ================



See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 1995 AND JUNE 30, 1995


                                                            September 30, 1995   June 30, 1995
                                                            (unaudited)            (audited)
                                                          --------------       ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, shareholders                             $      53,685        $       53,685
  Current maturities of long-term liabilities                    88,639                93,987
  Accrued payroll taxes                                         135,970               141,500
  Accounts payable                                              434,085               416,356
  Accrued salaries, wages and commissions                        87,838                69,173
  Accrued expenses                                               63,336               112,335
                                                          --------------       ---------------
Total current liabilities                                       863,553               887,036
                                                          --------------       ---------------

LONG-TERM LIABILITIES (note 5)                                  451,312               463,834
                                                          --------------       ---------------
Total liabilities                                             1,314,865             1,350,870
                                                          --------------       ---------------

UNREALIZED INCOME ON INSTALLMENT SALES                          957,587               969,104
                                                          --------------       ---------------


REDEEMABLE PREFERRED STOCK, CLASS A
  Preferences established by the Board of Directors
  5,000,000 shares at all periods presented, 26 shares,
  $20,000 par value, non-cumulative, voting issued and
  outstanding at June 30, 1995                                  303,914               295,062
                                                          --------------       ---------------

SHAREHOLDERS' EQUITY
  Preferred stock, Class B, cumulative, voting
    authorized 20,000,000 shares and none issued                  -                       -
  Common stock, no par value
    100,000,000 shares authorized at all periods
    presented, issued and outstanding 30,597,932
    at September 30, 1995  and 29,924,057 at
    June 30, 1995 (note 6)                                   48,693,495            47,885,245
  Accumulated deficit                                       (29,742,128)          (29,284,429)
                                                          --------------       ---------------

Total Shareholders' Equity                                   18,951,367            18,600,816
                                                          --------------       ---------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  21,527,733        $   21,215,852
                                                          ==============       ===============


See notes to consolidated financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                               September 30
                                                  ----------------------------------
                                                         1995                1994
                                                  --------------      --------------
REVENUES (note 7)
  Environmental services                          $      -            $      -
  Restaurant service                                    172,719              -
  Insurance adjusting                                   295,408              -
  Mining and mining services                             -                   -
  Manufacturing                                       1,208,553             869,207
  All other                                               5,432              16,060
                                                  --------------      --------------
Total revenues                                        1,682,112             885,267
                                                  --------------      --------------

OPERATING EXPENSES
  Direct Service
    Environmental industry                               55,179             325,204
    Restaurant equipment and supply industry            131,820              -
    Insurance adjusting industry                        110,847              -
    Mining industry                                      55,040             106,011
    Manufacturing industry                              740,791             854,038
  General and administrative                          1,032,917              94,182
                                                  --------------      --------------
Total operating expense                               2,126,594           1,379,435
                                                  --------------      --------------

LOSS FROM OPERATIONS                                   (444,482)           (494,168)

                                                  --------------      --------------
OTHER INCOME AND (EXPENSE)
  Interest Income                                         4,665              34,124
  Interest Expense                                      (27,413)             (1,415)
  Other income (expense)                                  9,531              11,841
                                                  --------------      --------------

NET LOSS                                          $    (457,699)      $    (449,618)
                                                  --------------      --------------


NET LOSS PER SHARE OF COMMON STOCK                $      (0.02)       $       (0.02)
                                                  ==============      ==============

Weighted average number of shares
  outstanding during period (note 6)                 30,303,406          22,728,704



See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                            Common Stock                Subscriptions      Accumulated
                                    -------------------------------     -------------    ---------------
                                       Shares             Amount          Receivable         Deficit             TOTAL
                                    ------------     --------------     -------------    ---------------    --------------
Balances, Junes 30, 1994             22,687,487      $  40,958,846      $  (100,000)     $ (24,531,050)     $  16,327,796

Issued for the following:
  Cash                                   50,200             35,938                                                 35,938
  Asset acquisition                       5,000              5,000                                                  5,000
  Services                                5,000              5,000                                                  5,000

Net loss                                                                                      (449,618)          (449,618)

                                    ------------     --------------     -------------    ---------------    --------------
Balances, September 30, 1994         22,747,687      $  41,004,784      $  (100,000)     $ (24,980,668)     $  15,924,116
                                    ============     ==============     =============    ===============    ==============





                                            Common Stock                          Subscriptions    Accumulated
                                    -------------------------------     -------------    ---------------    --------------
                                       Shares             Amount          Receivable         Deficit             TOTAL
                                    ------------     --------------     -------------    ---------------    --------------

Balances, June 30, 1995              29,924,057      $  47,885,246      $    ---         $ (29,284,429)     $  18,600,817


Issued for the following (note 6):
  Cash                                  671,875            806,249                                                806,249
  Services                                2,000              2,000                                                  2,000

Net loss                                                                                      (457,699)          (457,699)


                                    ------------     --------------     -------------    ---------------    --------------
Balances, September 30, 1995         30,597,932      $  48,693,495      $                $ (29,742,128)     $  18,951,367
                                    ============     ==============     =============    ===============    ==============




See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                             1995               1994
                                                        -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $  (457,699)        $ (449,618)
                                                        -------------       ------------
  Adjustments to reconcile net loss
    tonet cash (used in) operating activities:
    Depreciation                                            115,189             84,254
    Amortization                                            111,698              3,891
    Loss on sale of assets                                    2,074               -
    Gain on sale of assets                                  (11,605)           (11,841)
    Other                                                       234               -
    Stock issued for services                                 2,000              5,000
    Imputed expense preferred stock                           8,852               -
    (Increase) Decrease in asset:
      Prepaid expenses                                       13,586              4,882
      Accounts receivable (note 2)                         (359,760)          (262,561)
      Notes receivable                                      248,964            (37,132)
      Inventory                                            (161,950)            86,452
    Increase (Decrease) in liabilities:
      Accounts payable                                       17,729           (179,609)
      Advances from officers and directors                     -               (13,567)
      Accrued liabilities and other                         (35,863)           (26,995)
      Current maturities-Long term liabilities               (5,348)              -
                                                        -------------       ------------

  Total adjustments                                         (54,200)          (347,226)
                                                        -------------       ------------

Net cash (used in) operating activities                    (511,899)          (796,844)
                                                        -------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment (note 4)
    Restaurant equipment                                   (122,500)
    Manufacturing facility                                   (4,476)           (30,215)
    Manufacturing equipment                                 (29,269)           (13,719)
    Furniture and equipment                                 (41,073)            (9,194)
  Additions to patent value                                    (285)            (5,500)
  Proceeds from sale of property, plant and
    equipment                                                   416              7,390
  Deposits paid                                                (263)           (14,000)
  Collection on installment sale                             15,000             10,000
                                                        -------------       ------------

    Net cash provided by (used in)
    investing activities                                $  (182,450)        $  (55,238)
                                                        -------------       ------------

See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            1995                 1994
                                                      ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on borrowings                              $     (12,522)        $    (22,805)
  Proceeds from sale of stock                               806,249               35,938
                                                      ---------------       --------------

    Net cash provided by financing activities               793,727               13,133
                                                      ---------------       --------------




(DECREASE) INCREASE IN CASH                                  99,378             (538,949)


CASH AT BEGINNING OF PERIOD                                 607,411            1,935,915
                                                      ---------------       --------------



CASH (OVERDRAFT) AT END OF PERIOD                     $     706,789         $  1,096,966
                                                      ===============       ==============




Supplemental disclosure of non-cash operating, investing and financing activities:

  Issuance of capital stock :
      Addition to manufacturing facility             $        -             $       5000




See notes to consolidated financial statements

             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THREE MONTHS ENDED SEPTEMBER 30, 1995


          Note 1 - Condensed Consolidated Financial Statements

               The consolidated balance sheet as of September 30, 1995, the consolidated statements of operations for the three months ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the three months ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders' equity and statements of cash flows at September 30, 1995, and for all periods presented have been made.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Annual Report on Form 10K.

               The results of operations for the period ending September 30, 1995, are not necessarily indicative of the operating results for the full year.

          Note 2 - Accounts and Notes Receivable

               Accounts receivable increased by $359,760. Manufacturing receivables accounted for 62% of the increase and was directly related to additional sales for the quarter. Additional sales in the restaurant equipment and insurance adjusting business segments represented the balance of the increase.

               The decrease in notes receivable is directly related to the timely collection of amounts outstanding.

             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THREE MONTHS ENDED SEPTEMBER 30, 1995


          Note 3 - Inventories

               Manufacturing inventories of raw materials, work-in-process and unfinished goods were $753,350 at the end of the current quarter. The balance of the inventory is substantially made up of restaurant equipment held for resale.

          Note 4 - Property, Plant and Equipment

               During the quarter, the Company placed into service $122,500 of restaurant equipment of which $14,425 was used for demonstration purposes and the balance, $108,075, represents rental and other revenue producing units.

               The Company added $33,745 to its manufacturing plant in equipment to enhance capabilities. Other additions included computers, furniture and communication equipment.

          Note 5 - Long-Term Liabilities

               The long-term liabilities including current maturities consist of a bank note of $31,696 for manufacturing equipment additions. The balance represents capitalized leases for the acquisition of restaurant equipment of $503,258, and furniture and office equipment of $4,997.

          Note 6 - Shareholders' Equity and Net Loss Per Share

          A.   Common Stock transactions.
               During the quarter ended September 30, 1995, the following changes occurred in the Company's Common Stock account:

               Issued 2,000 shares of restricted securities valued at $2,000 to directors in lieu of directors' fees.

               Issued 671,875 shares of restricted common stock pursuant to exemption available under Section 4 of the Securities Act, as amended, for a negotiated price of $806,250 on private placement agreements to several unrelated qualified investors. The agreements for placement of 587,500 of these shares include a warrant to purchase one additional share of restricted stock for each two shares acquired for a price of $3.00 per share, exercisable within three years from the date of the subscription.

          B.  Net Loss Per Share and Weighted Average Number of Shares
          Outstanding.

             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THREE MONTHS ENDED SEPTEMBER 30, 1995


               Net loss per share has been calculated based on net losses for the periods divided by the weighted average number of shares of Common Stock outstanding during the periods presented. The weighted average number of shares and the earnings (loss) per share data can be found on the pages of the Consolidated Statement of Operations for the respective periods.

               The potential issuance of additional shares through the exercise of stock warrants was not included in the calculations of average shares outstanding since the effect would be anti-dilutive.

          Note 7 - Sales to Major Customers and Major Components of
          Revenues

               During the quarter ended September 30, 1995, revenues from the manufacturing operation were $1,213,985 or 72% of the total revenues. One major customer, Boone Aeration & Environmental, accounted for approximately 65% of the manufacturing revenues. The balance of the Company's revenues were derived from insurance adjusting services (18%) and sales of restaurant equipment (10%).

          Note 8 - Subsequent Events

               Subsequent to the end of the current quarter, the following transactions occurred which were not reflected in the financial statements as of the report date:

             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THREE MONTHS ENDED SEPTEMBER 30, 1995


               Received $580,000 from the sale of restricted common stock pursuant to exemption available under Section 4 of the Securities Act, as amended, for a negotiated price of $1.20 per share on private placement agreements with qualified investors.

               The terms of one agreement call for the issuance of 1,700,000 shares of restricted common stock at $1.20 per share. The payment schedule includes three payments of $480,000 with the final installment of $600,000 to be paid on or before February 28, 1996. Under terms of the agreement, for each two shares purchased, the buyer will receive one warrant for the purchase of an additional share of restricted common stock for $3.00, exercisable for a period of three years from the date of the subscription.

               Commensurate with each payment received under this agreement, the Company will issue a special warrant, exercisable within 90 days of issuance, at an exercise price of $1.00. The number of warrants will be determined at the date of issuance based upon performance parameters which management believes the worst case scenario would have the Company issuing 25,000 warrants on each payment.

          Item 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          1.   Liquidity and Capital Resources.

               As of September 30, 1995, the Company's current assets exceeded current liabilities by $2,833,545, a ratio of 4.3:1. For the current quarter, available cash increased by $99,378 to $706,789.

               The Company believes that sales of the CDSI Air Pollution Control Equipment, increases in the sales of restaurant equipment, expansion of the insurance adjusting business and continued performance of the manufacturing segment will produce positive cash flow in the future. (See Note 8 - Subsequent Events.) Agreements are in place to assure needed working capital to finance future plans.

          2.   Results of Operations.

               Revenues for the quarter increased from $885,267 to $1,682,112. Sales in the manufacturing facility increased by $445,000. The new business segments of restaurant equipment and insurance adjusting represent the balance of the increase. Although increases in operating expenses substantially offset the additional revenue, loss from operations improved by $49,686. Operations of the manufacturing facility produced a pre-tax profit of $260,000 compared to a $12,000 profit for the comparable period ending September 30, 1994. The increase in these profits was offset by increased costs in the marketing of the restaurant equipment segment. Although not a cash item, the Company also recorded addition amortization and depreciation expense of $139,000 for the quarter.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                        ALANCO ENVIRONMENTAL
                                        RESOURCES CORPORATION
                                        (Registrant)




                                          KEVIN L. JONES
                                        ------------------------
                                        Kevin L. Jones
                                        Chief Financial Officer

          Date:      11/7/95
                --------------