Form 10-K/A
period 1995-06-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1995-11-21
CIK 98618

Form 10-K/A
                           Amendment No. 1

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

                     Yes    X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $44,209,894 as of September 28, 1995

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 30,448,279 as of September 28, 1995.

Documents incorporated by reference: NONE

This amendment is filed to include Exhibit 27 FINANCIAL DATA SCHEDULE, November 20,1995

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

EXHIBIT (21)   SUBSIDIARIES

NAME                                    STATE OF INCORPORATION

Alanco Environmental Services, Inc.           Nevada

Alanco Environmental Manufacturing, Inc.      Nebraska

Alanco Financial Services Corp.               Nevada

Alanco Beijing Environmental Technology Corp  Peoples Republic of
China

Fry Guy Inc.                                  Nevada

Unique Systems, Inc.
  dba National Affiliated Adjustment Company  Nevada


EXHIBIT (27)   FINANCIAL DATA SCHEDULE
                           SIGNATURES

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

     NAME                     TITLE                    DATE



  NORMAN E. MEYER        Chief Executive Officer   11/20/95
Norman E. Meyer          Director and President



  KEVIN L. JONES         Chief Financial Officer   11/20/95
Kevin L. Jones           Director



                         General Executive Officer
Dean Hough               Director


  PETER VAN OOSTERHOUT   Director                  11/20/95
Peter Van Oosterhout


  LARRY G. NELSON        Director                  11/20/95
Larry G. Nelson