Form 10-Q/A
period 1995-09-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1995-11-24
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-Q/A
                        Amendment No. 1

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

                            YES X   NO
     As of September 30, 1995 there were 30,597,932 shares of common stock outstanding.

This amendment is filed to include Exhibit 27 FINANCIAL DATA
SCHEDULE, November 21, 1995.

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

          EXHIBIT (27)   FINANCIAL DATA SCHEDULE

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

                              ALANCO ENVIRONMENTAL
                              RESOURCES CORPORATION
                              (Registrant)




                                KEVIN L. JONES
                              Kevin L. Jones
                              Chief Financial Officer

Date:      11/21/95