Form 10-Q
period 1995-12-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1996-02-13
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended........................... December 31,1995
Commission file number.....................................0-9347


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

                                  YES XX   NO

     As of December 31, 1995 there were 32,048,371 shares of common stock outstanding.

                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     INDEX




                                                                     Page Number

PART I.   FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements Consolidated Balance Sheets
                    December 31, 1995 (unaudited) and
                    June 30, 1995 (audited)................  3-4
               Consolidated Statements of Operations
                    For the three months ended December
                    31, 1995 and 1994 (unaudited)..........   5
               Consolidated Statements of Operations
                    For the six months ended December
                    31, 1995 and 1994 (unaudited)..........   6
               Consolidated Statements of Shareholders'
                    Equity for the six months ended
                    December 31, 1995 and 1994 (unaudited).   7
               Consolidated Statements of Cash Flows
                    For the six months ended December
                    31, 1995 and 1994 (unaudited)..........  8-9
               Notes to Consolidated Financial
                    Statements (unaudited)................. 10-12

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.............................   13

Part II. OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security
               Holders.....................................   14

     Item 6.   Exhibits and Reports on Form 8-K............   15

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1995 AND JUNE 30, 1995


                                                       December 31, 1995    June 30, 1995
                                                       (Unaudited)           (Audited)
                                                     --------------       --------------
ASSETS

CURRENT ASSETS
  Cash                                               $   1,594,634        $     607,411
  Accounts receivable -net                                 622,159              480,838
  Notes receivables                                        269,406              144,406
  Receivable - other (note 3)                              514,056              907,368
  Inventory of finished and unfinished goods
    at lower of cost or market (note 2)                  1,475,239            1,011,701
  Marketable securities                                     -                   148,400
  Prepaid expense                                           93,386               38,435
                                                     --------------       --------------
Total current assets                                     4,568,880            3,338,559
                                                     --------------       --------------

PROPERTY, PLANT AND EQUIPMENT
  Manufacturing facilities and property                  1,689,944            1,676,247
  Manufacturing equipment                                  977,483            1,000,427
  Restaurant equipment                                     846,970              724,470
  Furniture and equipment                                  512,527              386,600
  Less accumulated depreciation                           (546,918)            (394,436)
                                                     --------------       --------------
Total property, plant and equipment                      3,480,006            3,393,308
                                                     --------------       --------------

OTHER  ASSETS
  Investment in restricted securities                      100,000              100,000
  Costs in excess of book value on acquisition of
    wholly owned subsidiaries less accumulated
    amortization of $ 315,793  at December 31, 1995
    and $102,419 at June 30, 1995                        6,082,411            6,295,784
  Installment sale contract receivable                   1,225,000            1,240,000
  Patents, patents pending and patent
    application technology, less accumulated
    amortization of $93,738 at December 31, 1995
    and $83,678 at June 30, 1995                           199,173              121,647
  Mineral properties and related assets
    Mineral properties, at cost                          6,170,676            6,170,676
    Mill and refinery, less accumulated
      depreciation of $407,886 at December 31, 1995
      and $391,994 at June 30, 1995                        280,810              296,702
    Other mining equipment, less accumulated
      depreciation of $783,984 at December 31, 1995
      and $758,783 at June 30, 1995                         82,629              107,831
    Other                                                  152,729              151,345
                                                     --------------       --------------
Total other assets                                      14,293,428           14,483,985
                                                     --------------       --------------

TOTAL ASSETS                                         $  22,342,314        $  21,215,852
                                                     ==============       ==============

See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1995 AND JUNE 30, 1995


                                                          December 31, 1995    June 30, 1995
                                                            (Unaudited)           (Audited)
                                                          --------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, shareholders                             $      49,042        $      53,685
  Current maturities of long-term liabilities                    94,642               93,987
  Accrued payroll taxes                                         130,056              141,500
  Accounts payable                                              340,026              416,356
  Accrued salaries, wages and commissions                        89,334               69,173
  Accrued liabilities                                            36,667              112,335
                                                          --------------       --------------
Total current liabilities                                       739,767              887,036
                                                          --------------       --------------

LONG-TERM LIABILITIES                                           405,406              463,834
                                                          --------------       --------------
Total liabilities                                             1,145,173            1,350,870
                                                          --------------       --------------

UNREALIZED INCOME ON INSTALLMENT SALES                          957,587              969,104
                                                          --------------       --------------


REDEEMABLE PREFERRED STOCK, CLASS A
  Preferences established by the Board of Directors
  5,000,000 shares at all periods presented, 26 shares,
  $20,000 par value, non-cumulative, voting issued and
  outstanding at December 31, 1995 and June 30, 1995            312,765              295,062
                                                          --------------       --------------

SHAREHOLDERS' EQUITY
  Preferred stock, Class B, cumulative, voting
    authorized 20,000,000 shares and none issued                 -                    -
  Common stock, no par value
    100,000,000 shares authorized at all periods
    presented, issued and outstanding 32,048,371
    at December 31, 1995  and 29,924,057 at
    June 30, 1995 (note 4)                                   50,406,461           47,885,245
  Accumulated deficit                                       (30,479,672)         (29,284,429)
                                                          --------------       --------------

Total Shareholders' Equity                                   19,926,789           18,600,816
                                                          --------------       --------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  22,342,314        $  21,215,852
                                                          ==============       ==============


See notes to consolidated financial statements.


ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER, 31, 1995 AND 1994

                                                        Three Months Ended December 31
(Unaudited)                                             1995                   1994
                                                  --------------          -------------
REVENUES
  Environmental services                          $      -                $    107,000
  Restaurant service                                    141,390                  -
  Insurance adjusting                                   310,889                  -
  Mining and mining services                             -                       -
  Manufacturing                                         741,487                644,492
  All other                                               5,293                 12,893
                                                  --------------          -------------
Total revenues                                        1,199,059                764,385
                                                  --------------          -------------
OPERATING EXPENSES
  Direct Service
    Environmental industry                              115,255                381,912
    Restaurant equipment and supply industry             86,235                  -
    Insurance adjusting industry                        133,411                  -
    Mining industry                                      18,702                 44,127
    Manufacturing industry                              450,602                651,963
  General and administrative                            840,639                149,909
  Depreciation and amortization                         265,063                 98,515
                                                  --------------          -------------
Total operating expense                               1,871,731              1,326,426
                                                  --------------          -------------

LOSS FROM OPERATIONS                                   (672,672)              (562,041)

OTHER INCOME AND  (EXPENSE)
  Interest Income                                        12,342                 20,610
  Interest Expense                                      (28,497)                (1,389)
  Other income (expense)                                (20,708)                50,460
  Loss on disposal of security                          (28,010)                 -
                                                  --------------          -------------
                                                        (78,089)                69,681
                                                  --------------          -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                     (581,366)              (492,360)

EXTRAORDINARY ITEM
  Write-down of assets to reflect market value           -                  (1,022,428)
                                                  --------------          -------------

LOSS INCLUDING EXTRAORDINARY ITEM                 $    (736,564)          $ (1,514,788)
                                                  ==============          =============

NET LOSS PER SHARE OF COMMON STOCK:
  Before extraordinary item                       $       (0.02)          $      (0.02)
  Extraordinary item                                     -                       (0.05)
                                                  --------------          -------------
NET LOSS PER SHARE OF COMMON STOCK
  INCLUDING EXTRAORDINARY ITEM                    $       (0.02)          $      (0.07)
                                                  ==============          =============

Weighted average number of shares
  outstanding during period                          31,308,113             22,785,187
                                                  --------------          -------------
See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER, 31, 1995 AND 1994
(UNAUDITED)
                                                            December 31
                                                       1995              1994
                                                 -------------      -------------
REVENUES
  Environmental services                         $      -           $    107,000
  Restaurant service                                  314,109              -
  Insurance adjusting                                 606,297              -
  Mining and mining services                            -                  -
  Manufacturing                                     1,950,040          1,513,699
  All other                                            10,725             28,953
                                                 -------------      -------------
Total revenues                                      2,881,171          1,649,652
                                                 -------------      -------------
OPERATING EXPENSES
  Direct Service
    Environmental industry                            170,434            707,116
    Restaurant equipment and supply industry          218,055              -
    Insurance adjusting industry                      244,258              -
    Mining industry                                    32,893            150,138
    Manufacturing industry                          1,153,217          1,318,430
  General and administrative                        1,719,429            343,517
  Depreciation and amortization                       460,039            186,660
                                                 -------------      -------------
Total operating expense                             3,998,325          2,705,861
                                                 -------------      -------------

LOSS FROM OPERATIONS                               (1,117,154)        (1,056,209)
                                                 -------------      -------------

OTHER INCOME AND  (EXPENSE)
  Interest Income                                      17,007             54,734
  Interest Expense                                    (55,909)            (2,804)
  Other income (expense)                              (11,177)            62,302
  Loss on disposal of security                        (28,010)             -
                                                 -------------      -------------
                                                      (78,089)           114,232
                                                 -------------      -------------

LOSS BEFORE EXTRAORDINARY ITEM                     (1,195,243)          (941,977)

EXTRAORDINARY ITEM
  Write-down of assets to reflect market value          -             (1,022,428)
                                                 -------------      -------------

LOSS INCLUDING EXTRAORDINARY ITEM                $ (1,195,243)      $ (1,964,405)
                                                 =============      =============

LOSS PER SHARE OF COMMON STOCK
  Before extraordinary item                      $      (0.04)      $      (0.04)
  Extraordinary item                                    -                  (0.05)
                                                 -------------      -------------
NET LOSS PER SHARE OF COMMON STOCK
  INCLUDING EXTRAORDINARY ITEM                   $      (0.04)      $      (0.09)
                                                 =============      =============
Weighted average number of shares
  outstanding during period (note 4)               30,806,371         22,739,006

See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 1994 AND 1995
(Unaudited)



                                             Common Stock        Subscriptions  Accumulated
                                          Shares       Amount      Receivable     Deficit         TOTAL
                                        ---------- ------------  ------------ -------------- --------------

Balances, Junes 30, 1994                22,687,487 $ 40,958,846  $  (100,000) $ (24,531,050) $  16,327,796

Issued for the following:
  Cash                                      50,200       35,938                                     35,938
  Asset acquisition                          5,000        5,000                                      5,000
  Services                                   5,000        5,000                                      5,000
  Settlement of dispute                     50,000       37,500
  Write off subscription receivable                    (100,000)     100,000
Net loss                                                                         (1,964,405)    (1,964,405)


                                        ---------- ------------  ------------ -------------- --------------
Balances, December 31, 1994             22,797,687 $ 40,942,284  $     -      $ (26,495,455) $  14,446,829
                                        ========== ============  ============ ============== ==============


                                             Common Stock        Subscriptions  Accumulated
                                          Shares       Amount      Receivable     Deficit         TOTAL
                                        ---------- ------------  ------------ -------------- --------------

Balances, June 30, 1995                 29,924,057 $ 47,885,246  $     -      $ (29,284,429) $  18,600,817


Issued for the following (note 4):
  Cash                                   2,068,333    2,470,000                                  2,470,000
  Services                                   2,231        2,500                                      2,500
  Employee stock options                    35,000        7,700                                      7,700
  Acquisition of intellectual property      18,750       41,015                                     41,015
Net loss                                                                         (1,195,243)    (1,195,243)


                                        ---------- ------------  ------------ -------------- --------------
Balances, December 31, 1995             32,048,371 $ 50,406,461  $     -      $ (30,479,672) $  19,926,789
                                        ========== ============  ============ ============== ==============


See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(Unaudited)

                                                     1995                  1994
                                                --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $ (1,195,243)        $  (1,964,405)
                                                --------------       ---------------
  Adjustments to reconcile net loss
    tonet cash (used in) operating activities:
    Depreciation                                     236,469               178,877
    Amortization                                     223,570                 7,783
    Loss on sale of assets                            51,124                -
    Gain on sale of assets                              (730)               (4,149)
    Stock issued for services                          6,700                 5,000
    Imputed expense preferred stock                   17,704                -
    Foregiveness of debt                               -                   (87,974)
    Extraordinary item                                 -                 1,022,428
    Gain realized on installment sale contract       (11,517)               (7,678)
    Stock issued on settlement of dispute              -                    37,500
    (Increase) Decrease in asset:
      Accounts receivable                           (141,321)              (69,609)
      Notes and other receivables                     18,312               492,062
      Inventory                                     (463,538)              187,929
      Prepaid expenses                               (54,951)               21,279
    Increase (Decrease) in liabilities:
      Accounts payable                               (76,330)             (179,494)
      Notes payable-shareholders                      (4,643)               -
      Advances from officers and directors             -                   (13,484)
      Accrued liabilities and other                  (66,951)              (72,265)

                                                --------------       ---------------
  Total adjustments                                 (266,102)            1,518,205
                                                --------------       ---------------

Net cash (used in) operating activities           (1,461,345)             (446,200)
                                                --------------       ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment
    Restaurant equipment                            (122,500)               -
    Manufacturing facility and equipment             (46,044)              (82,095)
    Furniture and equipment                         (146,231)              (13,588)
  Additions to patent value                          (46,571)              (16,812)
  Advances on note receivable                       (125,000)               -
  Proceeds from sale of property, plant and
    equipment                                         13,917                 7,483
  Investment in PMM                                    -                  (850,220)
  Proceeds form sale of securities                   120,390                -
  Deposits and accrued interest                       (1,620)               (4,495)
  Collection on installment sale                      15,000                10,000
  Collection on receivable-other (note 3)            375,000                -

    Net cash provided by (used in)
    investing activities                        $     36,341         $    (949,727)
                                                --------------       ---------------


See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(Unaudited)

                                                      1995                 1994
                                                 --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                       $      -             $     39,220
  Proceeds from exercise of stock options               3,500                -
  Payments on long term obligations                   (57,773)             (13,000)
  Proceeds from sale of stock                       2,470,000               35,938
                                                 --------------       --------------

    Net cash provided by financing activities       2,412,227               62,158
                                                 --------------       --------------




(DECREASE) INCREASE IN CASH                           987,223           (1,333,769)


CASH AT BEGINNING OF PERIOD                           607,411            1,935,915
                                                 --------------       --------------


CASH (OVERDRAFT) AT END OF PERIOD                $  1,594,634         $    602,146
                                                 ==============       ==============




Supplemental disclosure of non-cash operating, investing and financing activities:

  Issuance of capital stock :
      Addition to manufacturing facility         $      -             $      5,000
      For services                                      6,700                -
      Acquisition of intellectual property             41,015







See notes to consolidated financial statements


ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1995
(UNAUDITED)


Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim financial statements should be read in conjunction with the Company's June 30, 1995 Annual Report on Form 10K. In the opinion of management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations, changes in shareholders equity and statements of cashflows as of December 31, 1995, and for all periods presented. The results of operations for the period ending December 31, 1995, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31, 1995 and June 30, 1995 is listed below:

                    December 31, 1995             June 30, 1995
                    -----------------             -------------

Raw materials       $     599,643                 $     583,164
Work in process           171,250                       186,571
Finished goods            704,346                       241,966
                    -------------                 -------------

Total Inventories   $   1,475,239                 $   1,011,701
                    =============                 =============

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1995
                                  (UNAUDITED)

Note 3 - Contingencies

     During the year ended June 30, 1995, the Company sold 86% of its interest in Phoenix Medical Management to Amarante Financial S.A., an unrelated third party. The terms of the sale provide for total payments of $870,000 beginning July 15, 1995, at the rate of $75,000 per month with a balloon payment of $495,000 due on December 15, 1995. As part of the negotiated acquisition of 70% of the outstanding stock of Phoenix Medical Management, the Company agreed to indemnify certain unrelated third parties against loss on their continuing guarantees on leased facilities and equipment valued at $1,159,826 and on a Note Payable to a prior Phoenix Medical Management shareholder which is due and payable no later than December 31, 1995, in the principal amount of $100,000.
As part of the Company's sale of the majority of its interest in Phoenix Medical Management, the purchaser agreed to indemnify the Company against loss from these commitments and assumed the commitments under the contract sale agreement. As of December 31, 1995, the Company had collected $375,000 of the total outstanding amount of $870,000. Currently the debtor is in default on the $495,000 due December 15, 1995, and the above $100,000 Note Payable. Although negotiations are currently under way to remedy the default, there are no assurances that the Company will be successful in these negotiations. The Company has reached an agreement with the holder of the Note Payable and is making payments thereon.

Note 4 - Shareholders' Equity and Loss Per Share

     During the six months ended December 31, 1995, the Company issued common stock for cash in the amount of $2,470,000. The restricted common shares were issued pursuant to exemption available under Section 4 of the Securities Act for a negotiated price on private placement agreements to several unrelated qualified investors. As of December 31, 1995, 500,000 shares valued at $600,000 remain outstanding on one private placement agreement. Under terms of that agreement, for each two shares purchased the buyer will receive one warrant for the purchase of an additional share of restricted common stock for $3, exercisable for

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1995
                                  (UNAUDITED)


Note 4 - Shareholders' Equity and Loss Per Share (cont.)

a period of three years from the date of the subscription. As part of this agreement, the Company will issue a special warrant exercisable within 90 days of issuance at an exercise price of $1 per share. The number of warrants will be determined at the date of issuance based upon stock performance parameters which currently would have the Company issuing approximately 34,000 of these warrants as of February 6, 1996.

     The Company currently has two stock option plans in effect. Under the Officers and Directors Stock Option Plan, 1,000,000 shares have been authorized. The price of these options is to be determined by the Board of Directors at the time the option is granted. To date, options on 225,000 shares have been granted at an option price of $0.10 per share.

     At the Annual Shareholders Meeting December 16, 1995, the Shareholders approved the 1995 Incentive Stock Option Plan for key employees. Under the Plan, the Board of Directors may issue options to acquire up to 1,000,000 shares to key employees. For this plan, the number of shares subject to options granted to any one key employee shall not exceed 100,000 shares. The exercise price for options shall be set by the Administrative Committee but shall not be less than the fair market value of the shares on the date the option is granted. The Company is in the process of registering these securities according to the requirements of the Plan through a Form S-8 Registration Statement.

     The net loss per share has been calculated based on net losses for the periods divided by the weighted average number of shares of common stock outstanding during the periods presented. The potential issuance of additional shares through the exercise of stock warrants or options was not included in the calculations of average shares outstanding since the effect would be anti-dilutive.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources.

     As of December 31, 1995, the Company's current assets exceeded current liabilities by $3,829,113, a ratio of six to one. The available cash of $1,594,634 represents 35% of total current assets. The Company also anticipates the receipt of $600,000 by February 29, 1996, from the issuance of common stock through an existing private placement subscription agreement. The Company believes that it has adequate liquidity to complete the sales promotion of the CDSI air pollution control equipment and the restaurant equipment lines. The insurance adjustment business segment is expanding through the use of cash generated from that business segment. The manufacturing business segment increased its cash position by $379,000 for the six months ended December 31, 1995. Management expects the manufacturing segment to generate all cash requirements internally.

2.   Results of Operations.

     Revenues for the six months ended December 31, 1995, increased by $1,231,519. Of that increase, 35% was generated from the manufacturing segment though increased marketing efforts and the introduction of new product lines. The balance of the increase was generated in the restaurant service and insurance adjusting business segments which were not a part of the Company for the period ending December 31, 1994. Operating expenses increased with the addition of the new business segments and the development of the infrastructure necessary to maximize future operations. Additional efforts to promote the Company's products, Company recognition and market value increased general and administrative expense over the prior periods. Excluding the write-off for depreciation and amortization, loss from operations decreased from $869,549 to $657,115, a reduction of 24% for the six months ended December 31, 1995, when compared to the same period in 1994.

3.   Other.

     The Company is currently seeking to dispose of its mining properties or to enter into joint venture agreements for the operation of the mining assets. Information packets have been prepared and distributed to various mining concerns soliciting their interest. Although, no negotiations are in process at this time, the company has received positive responses.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders' Meeting December 16, 1995, three (3) matters were brought to a vote of security holders.

(a) The slate of eleven (11) directors, as nominated and contained in the proxy, was elected. The total number of shares represented in person or by proxy was 24,466,488. The following is a tabulation of votes cast for each director based upon cumulative voting:

          Harold S. Carpenter                30,174,064
          Steven H. Davis                    30,177,464
          Kevin L. Jones                     30,059,608
          Larry G. Nelson                    12,598,937
          Robert J. Scannell                 12,584,737
          Peter D. Van Oosterhout            29,419,833
          John Connelly                      12,585,027
          Bradley Gordon                     30,168,764
          Norman E. Meyer                    30,376,464
          James G. Ricketts                  12,703,737
          Dennis Schlegel                    30,177,764


     Shares voted against - not applicable
     Shares abstained - 1,685,329
     Broker non-voted - 1,435,329

(b) A second matter brought to a vote was a nomination from the floor requesting that the Board of Directors consist of only five members. Management holding Proxies representing approximately fifty-percent (50%) of the shares entitled to vote abstained from the vote on the motion upon the instructions of the Board of Directors. The motion failed to pass as shown below:

          Votes for this motion          9,123,024
          Votes against                  3,207,979
          Votes abstaining              12,135,511
          Broker non-voted               1,435,329
          Needed to pass                12,233,245

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (cont.)


(c) The Key Employee Incentive Stock Option Plan was approved by the security holders. See Note 4. The result of the vote was as follows:

          Votes for Resolution          15,943,981
          Votes against Resolution       8,347,233
          Shares abstained                 109,170
          Broker non-votes               1,435,329



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Exhibit (27)   FINANCIAL DATA SCHEDULE

(b)  Reports on Form 8-K

          Report dated January 16, 1996, request for a Special Meeting of the Shareholders for the proposal of election of a Board of only five Directors.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              ALANCO ENVIRONMENTAL
                              RESOURCES CORPORATION
                              (Registrant)



                              John E. Haggar
                              ----------------------------------
                              JOHN E. HAGGAR
                              Treasurer


Date: 2/13/96
     --------------