Form 10-Q/A
period 1995-12-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1996-03-12
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                  YES XX   NO

     As of December 31, 1995 there were 32,048,371 shares of common stock outstanding.

This amendment is filed to include the Corrected Consolidated Statements of Operations for the Three Months Ended December, 31, 1995 and 1994; March 12, 1996.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER, 31, 1995 AND 1994

                                                        Three Months Ended December 31
(Unaudited)                                             1995                   1994
                                                  --------------          -------------
REVENUES
  Environmental services                          $      -                $    107,000
  Restaurant service                                    141,390                  -
  Insurance adjusting                                   310,889                  -
  Mining and mining services                             -                       -
  All other                                               5,293                 12,893
  Manufacturing                                         741,487                644,492
                                                  --------------          -------------
Total revenues                                        1,199,059                764,385
                                                  --------------          -------------
OPERATING EXPENSES
  Direct Service
    Environmental industry                              115,255                381,912
    Restaurant equipment and supply industry             86,235                  -
    Insurance adjusting industry                        133,411                  -
    Mining industry                                      18,702                 44,127
    Manufacturing industry                              450,602                651,963
  General and administrative                            840,639                149,909
  Depreciation and amortization                         226,887                 98,515
                                                  --------------          -------------
Total operating expense                               1,871,731              1,326,426
                                                  --------------          -------------

LOSS FROM OPERATIONS                                   (672,672)              (562,041)
OTHER INCOME AND  (EXPENSE)
  Interest Income                                        12,342                 20,610
  Interest Expense                                      (28,496)                (1,389)
  Other income (expense)                                (20,708)                50,460
  Loss on disposal of security                          (28,010)                 -
                                                  --------------          -------------
                                                        (64,872)                69,681
                                                  --------------          -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                     (737,544)              (492,360)

EXTRAORDINARY ITEM
  Write-down of assets to reflect market value           -                  (1,022,428)
                                                  --------------          -------------

LOSS INCLUDING EXTRAORDINARY ITEM                 $    (737,564)          $ (1,514,788)
                                                  ==============          =============
NET LOSS PER SHARE OF COMMON STOCK:
  Before extraordinary item                       $       (0.02)          $      (0.02)
  Extraordinary item                                     -                       (0.05)
                                                  --------------          -------------
NET LOSS PER SHARE OF COMMON STOCK
  INCLUDING EXTRAORDINARY ITEM                    $       (0.02)          $      (0.07)
                                                  ==============          =============

Weighted average number of shares
  outstanding during period                          31,308,113             22,785,187
                                                  --------------          -------------
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


Date: 3/12/96
     --------------