Form 10-Q
period 1996-03-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1996-05-10
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended.............................. March 31,1996
Commission file number.....................................0-9347


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

                                  YES XX   NO

     As of May 7, 1996 there were 33,146,690 shares of common stock outstanding.

                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     INDEX




                                                          Page Number

PART I.   FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements Consolidated Balance Sheets
                    March 31, 1996 (unaudited) and
                    June 30, 1995 (audited)................  3-4
               Consolidated Statements of Operations
                    For the three months ended March
                    31, 1996 and 1995 (unaudited)..........   5
               Consolidated Statements of Operations
                    For the nine months ended March
                    31, 1996 and 1995 (unaudited)..........   6
               Consolidated Statements of Shareholders'
                    Equity for the nine months ended
                    March 31, 1996 and 1995 (unaudited)....   7
               Consolidated Statements of Cash Flows
                    For the nine months ended March
                    31, 1996 and 1995 (unaudited)..........  8-9
               Notes to Consolidated Financial
                    Statements (unaudited)................. 10-12

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations............................. 13-14

Part II. OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security
               Holders.....................................   15

     Item 6.   Exhibits and Reports on Form 8-K............   15

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 1996 AND JUNE 30, 1995



                                                      March 31, 1996      June 30, 1995
                                                       (Unaudited)           (Audited)
                                                     --------------       --------------

ASSETS

CURRENT ASSETS
  Cash                                               $   1,360,524         $    607,411
  Accounts receivable -net                                 631,869              480,838
  Notes receivables (note 3)                               554,407              144,406
  Receivable - other (note 3)                              527,132              907,368
  Inventories (note 2)                                   1,573,645            1,011,701
  Marketable securities                                     -                   148,400
  Prepaid expense                                          107,210               38,435
                                                     --------------       --------------
Total current assets                                     4,754,786            3,338,559
                                                     --------------       --------------

PROPERTY, PLANT AND EQUIPMENT
  At cost                                                4,092,163            3,787,744
  Less accumulated depreciation                           (651,164)            (394,436)
                                                     --------------       --------------
Total property, plant and equipment                      3,440,999            3,393,308
                                                     --------------       --------------

OTHER  ASSETS
  Investment in restricted securities                      100,000              100,000
  Costs in excess of book value on acquisition of
    wholly owned subsidiaries less accumulated
    amortization of $ 422,430 at March 31, 1996
    and $102,419 at June 30, 1995                        5,975,774            6,295,784
  Installment sale contract receivable                   1,225,000            1,240,000
  Patents, patents pending and patent
    application technology, less accumulated
    amortization of $98,769 at March 31, 1996
    and $83,678 at June 30, 1995                           194,618              121,647
  Other                                                     95,469              151,345
                                                     --------------       --------------
Total other assets                                       7,590,861            7,908,776
                                                     --------------       --------------
Net mineral properties & related assets
    held for sale (note 4)                               6,534,114            6,575,209

TOTAL ASSETS                                         $  22,320,762        $  21,215,852
                                                     ==============       ==============


See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 1996 AND JUNE 30, 1995


                                                           March 31, 1996       June 30, 1995
                                                            (Unaudited)           (Audited)
                                                          --------------       --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, shareholders                             $      45,082        $      53,685
  Current maturities of long-term liabilities                    94,642               93,987
  Accounts payable                                              345,496              416,356
  Accrued payroll taxes                                          93,292              141,500
  Accrued salaries, wages and commissions                       103,015               69,173
  Accrued liabilities                                            75,112              112,335
                                                          --------------       --------------
Total current liabilities                                       756,638              887,036
                                                          --------------       --------------

LONG-TERM OBLIGATIONS (note 5)                                  390,013              463,834
                                                          --------------       --------------
Total liabilities                                             1,146,651            1,350,870
                                                          --------------       --------------

UNREALIZED INCOME ON INSTALLMENT SALES                          887,587              969,104
                                                          --------------       --------------


REDEEMABLE PREFERRED STOCK, CLASS A
  Preferences established by the Board of Directors
  5,000,000 shares at all periods presented, 26 shares,
  $20,000 par value, non-cumulative, voting issued and
  outstanding at March 31, 1996 and June 30, 1995               321,618              295,062
                                                          --------------       --------------

SHAREHOLDERS' EQUITY
  Preferred stock, Class B, cumulative, voting
    authorized 20,000,000 shares and none issued                 -                    -
  Common stock, no par value
    100,000,000 shares authorized at all periods
    presented, issued and outstanding 32,946,802
    at March 31, 1996  and 29,924,057 at
    June 30, 1995 (note 6)                                   51,493,165           47,885,245
  Accumulated deficit                                       (31,528,259)         (29,284,429)
                                                          --------------       --------------

Total Shareholders' Equity                                   19,964,906           18,600,816
                                                          --------------       --------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  22,320,762        $  21,215,852
                                                          ==============       ==============


See notes to consolidated financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)





                                                        Three Months Ended March 31
                                                        1996                   1995
                                                  --------------          -------------
REVENUES
  Operating revenues                               $    974,085           $    727,166
                                                  --------------          -------------
Total revenues                                          974,085                727,166
                                                  --------------          -------------
OPERATING EXPENSES
  Cost of sales & direct service                        818,003                618,177
  General and administrative                            985,859                608,010
  Depreciation and amortization                         216,437                 96,021
                                                  --------------          -------------
Total operating expense                               2,020,299              1,322,208
                                                  --------------          -------------

LOSS FROM OPERATIONS                                 (1,046,214)              (595,042)

OTHER INCOME AND (EXPENSE)
  Other income (expense)                                 (2,374)                (2,197)
                                                  --------------          -------------
                                                         (2,374)                (2,197)
                                                  --------------          -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                   (1,048,588)              (597,239)

EXTRAORDINARY ITEM
  Write-down of assets to reflect market value           -                    (216,940)
                                                  --------------          -------------

LOSS INCLUDING EXTRAORDINARY ITEM                 $  (1,048,588)          $   (814,179)
                                                  ==============          =============

NET LOSS PER SHARE OF COMMON STOCK:
  Before extraordinary item                       $       (0.03)          $      (0.03)
  Extraordinary item                                     -                       (0.01)
                                                  --------------          -------------
NET LOSS PER SHARE OF COMMON STOCK
  INCLUDING EXTRAORDINARY ITEM                    $       (0.03)          $      (0.04)
                                                  ==============          =============
Weighted average number of shares
  outstanding during period                          32,403,029             22,845,687
                                                  --------------          -------------




See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(UNAUDITED)




                                                             March 31
                                                       1996              1995
                                                 -------------      -------------
REVENUES
  Operating revenues                              $ 3,855,256       $  2,376,819
                                                 -------------      -------------
Total revenues                                      3,855,256          2,376,819
                                                 -------------      -------------
OPERATING EXPENSES
  Cost of sales & direct service                    2,636,859          2,147,477
  General and administrative                        2,705,657          1,597,910
  Depreciation and amortization                       676,107            282,682
                                                 -------------      -------------
Total operating expense                             6,018,623          4,028,069
                                                 -------------      -------------
LOSS FROM OPERATIONS                               (2,163,368)        (1,651,250)
                                                 -------------      -------------

OTHER INCOME AND  (EXPENSE)
  Interest Income                                      35,834             58,473
  Interest Expense                                    (77,022)            (4,424)
  Other income (expense)                              (11,265)            57,985
  Loss on disposal of security                        (28,010)             -
                                                 -------------      -------------
                                                      (80,462)           112,034
                                                 -------------      -------------

LOSS BEFORE EXTRAORDINARY ITEM                     (2,243,830)        (1,539,216)

EXTRAORDINARY ITEM
  Write-down of assets to reflect market value          -             (1,239,368)
                                                 -------------      -------------

LOSS INCLUDING EXTRAORDINARY ITEM                $ (2,243,830)      $ (2,778,584)
                                                 =============      =============

LOSS PER SHARE OF COMMON STOCK
  Before extraordinary item                      $      (0.07)      $      (0.07)
  Extraordinary item                                    -                  (0.06)
                                                 -------------      -------------
NET LOSS PER SHARE OF COMMON STOCK
  INCLUDING EXTRAORDINARY ITEM                   $      (0.07)      $      (0.13)
                                                 =============      =============
Weighted average number of shares
  outstanding during period                        31,334,310         22,793,759





See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 1995 AND 1996
(Unaudited)




                                             Common Stock        Subscriptions  Accumulated
                                          Shares       Amount      Receivable     Deficit         TOTAL
                                        ---------- ------------  ------------ -------------- --------------

Balances, June 30, 1994                 22,687,487 $ 40,958,846  $  (100,000) $ (24,531,050) $  16,327,796

Issued for the following:
  Cash                                      50,200       35,938                                     35,938
  Asset acquisition                          5,000        5,000                                      5,000
  Services                                 165,000      125,000                                    125,000
  Settlement of dispute                     50,000       37,500                                     37,500
  Write off subscription receivable                    (100,000)     100,000
Net loss                                                                         (2,778,584)    (2,778,584)


                                        ---------- ------------  ------------ -------------- --------------
Balances, March 31, 1995                22,957,687 $ 41,062,284  $     -      $ (27,309,634) $  13,752,650
                                        ========== ============  ============ ============== ==============





                                             Common Stock        Subscriptions  Accumulated
                                          Shares       Amount      Receivable     Deficit         TOTAL
                                        ---------- ------------  ------------ -------------- --------------

Balances, June 30, 1995                 29,924,057 $ 47,885,246  $     -      $ (29,284,429) $  18,600,817


Issued for the following:
  Cash                                   2,668,333    3,189,988                                  3,189,988
  Stock options                            319,500      365,416                                    365,416
  Services                                   3,362        3,500                                      3,500
  Settlement of dispute                     12,800        8,000                                      8,000
  Acquisition of intellectual property      18,750       41,015                                     41,015
Net loss                                                                         (2,243,830)    (2,243,830)


                                        ---------- ------------  ------------ -------------- --------------
Balances, March 31, 1996                32,946,802 $ 51,493,165  $     -      $ (31,528,259) $  19,964,906
                                        ========== ============  ============ ============== ==============




See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)



                                                         1996                  1995
                                                   --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (2,243,830)         $  (2,778,584)
                                                   --------------        --------------
  Adjustments to reconcile net loss
    to net cash (used in) operating activities:
    Depreciation & amortization                         675,974                282,682
    Extraordinary item                                     -                 1,239,368
    Net loss on sale of assets                           50,482                    884
    Imputed expense preferred                            26,556                  -
    Deferred settlement                                  63,387                  -
    Other                                                38,674                 66,848
    Cash effects of changes in:
      Accounts receivable                              (151,031)                (2,881)
      Notes and other receivables                         5,236                 62,799
      Inventory                                        (561,944)               184,398
      Accounts payable                                  (70,860)              (102,600)
      Other working capital items                      (128,967)               (97,437)

                                                  --------------         --------------
  Total adjustments                                     (52,493)             1,634,061
                                                  --------------         --------------

Net cash (used in) operating activities              (2,296,323)            (1,144,523)
                                                  --------------         --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment           (383,911)              (112,600)
  Additions to patent value                             (47,047)               (18,925)
  Proceeds from sale of securities                      120,390                  -
  Advances on note receivable                          (410,000)                 -
  Investment in PMM                                       -                   (365,220)
  Collection on receivable-other                        375,000                  -
  Other                                                 (48,543)                 3,453
                                                  --------------         --------------

    Net cash provided by (used in)
    investing activities                           $   (394,111)          $   (493,292)
                                                  --------------         --------------









See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)




                                                      1996                 1995
                                                 --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing                       $      -              $     39,220
  Proceeds from exercise of stock options             326,725                -
  Payments on long term obligations                   (73,166)             (14,908)
  Proceeds from sale of stock                       3,189,988               35,938
                                                 --------------       --------------

    Net cash provided by financing activities       3,443,547               60,250
                                                 --------------       --------------




(DECREASE) INCREASE IN CASH                           753,113           (1,577,565)


CASH AT BEGINNING OF PERIOD                           607,411            1,935,915
                                                 --------------       --------------


CASH AT END OF PERIOD                            $  1,360,524         $    358,350
                                                 ==============       ==============




Supplemental disclosure of non-cash operating, investing and financing activities:

  Issuance of capital stock :
      Addition to manufacturing facility         $      -             $      5,000
      For services                                     42,191                -
      Acquisition of intellectual property             41,015                -
      Settlement of dispute                             8,000               37,500


  Cash paid during the period for interest       $     60,778         $      4,424





See notes to consolidated financial statements

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)


Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim financial statements should be read in conjunction with the Company's June 30, 1995 Annual Report on Form 10K. In the opinion of management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations, changes in shareholders equity and statements of cashflows as of March 31, 1996, and for all periods presented. The results of operations for the period ending March 31, 1996, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 1996 and June 30, 1995 is listed below:

                   March 31, 1996                 June 30, 1995
                    -------------                 -------------

Raw materials       $     622,937                 $     583,164
Work in process           190,879                       186,571
Finished goods            759,829                       241,966
                    -------------                 -------------

Total Inventories   $   1,573,645                 $   1,011,701
                    =============                 =============

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

Note 3 - Contingencies

     During the year ended June 30, 1995, the Company sold 86% of its interest in Phoenix Medical Management(PMM) to Amarante Financial S.A., an unrelated third party. The terms of the sale provided for total payments of $870,000 beginning July 15, 1995, at the rate of $75,000 per month with a balloon payment of $495,000 due on December 15, 1995. As part of the negotiated acquisition of 70% of the outstanding stock of PMM, the Company agreed to indemnify certain unrelated third parties against loss on their continuing guarantees on leased facilities and equipment valued at $1,021,631 and on a Note Payable to a prior PMM shareholder which was due and payable no later than December 31, 1995, in the principal amount of $100,000. As part of the Company's sale of the majority of its interest in PMM, the purchaser agreed to indemnify the Company against loss from these commitments and assumed the commitments under the contract sale agreement. As of December 31, 1995, the Company had collected $375,000 of the total outstanding amount of $870,000. Currently the debtor is in default on the $495,000 due December 15, 1995, and the above $100,000 Note Payable. Although negotiations are currently under way to remedy the default, there are no assurances that the Company will be successful in these negotiations. The Company has reached an agreement with the holder of the Note Payable. There remains $ 50,000 outstanding on that note as of May 6, 1996. In connection with the above guarantees, the company has loaned PMM $410,000 as of March 31, 1996 using PMM's accounts receivable as collateral.

Note 4 - Net Assets Held For Sale

     The Company has classified its mineral properties as assets held for sale since it is actively seeking a sale or joint venture agreement for operations of these assets. The properties are recorded on the Company records for $ 6.5 million well under the latest appraisal value of approximately $ 10 million. No loss is anticipated should a sale be consummated.

Note 5 - Long Term Obligations

     As of March 31, 1996, long term obligations, net of current maturities, included $ 375,268 of capitalized long term equipment leases. The balance consisted of a bank note payable of $ 14,745.

Note 6 - Shareholders' Equity and Loss Per Share

     During the nine months ended March 31, 1996, the Company issued common stock for cash in the amount of $3,555,404. The restricted common shares were issued, pursuant to an exemption available under Section 4 of the Securities Act, for a negotiated price on private placement agreements to several unrelated qualified investors. Under terms of those agreements, for each two shares purchased the buyer will receive one warrant for the purchase of an additional share of restricted common stock for $3 exercisable for a period of three years from the date of the subscription. As of April 30, 1996, there were 1,304,166 of such warrants outstanding.

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

Note 6 - Shareholders' Equity and Loss Per Share (cont.)


     The Company currently has two stock option plans in effect. Under the Officers and Directors Stock Option Plan, 1,000,000 shares have been authorized. The price of these options is to be determined by the Board of Directors at the time the option is granted. To date, all options (225,000) granted under this plan have been exercised at an option price of $0.10 per share.

     During the quarter ended March 31, 1996, the Company registered 1,000,000 common shares of the 1995 Incentive Stock Option Plan for key employees thru a Form S-8 Registration Statement. The number of shares subject to options granted to any one key employee shall not exceed 100,000 shares. The exercise price for options shall be set by the Administrative Committee of the Board of Directors but shall not be less than the fair market value of the shares on the date the option is granted. Under the plan, options have been granted for 742,000 shares. As of May 6, 1996, options have been exercised for a total of 94,500 shares.

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

 Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS


1.   Liquidity and Capital Resources.

     As of March 31, 1996, the Company's current assets exceeded current liabilities by $3,998,148, a ratio of six to one. The available cash of $1,360,524 represents 29% of total current assets. The cash balance increased by $ 753,113 from the last fiscal year end of June 30, 1995. This increase was accomplished thru the issuance of common stock. Refer to Note 3 for changes in the receivable balances.
     Inventories increased by $561,944 since fiscal year end June 30, 1995.
The majority of this increase or $438,470 was the build up in restaurant equipment needed to begin planned growth in this business segment. Deployment of this equipment is anticipated to begin during the last quarter of this fiscal year. In addition, the Company is actively pursuing, from several sources, the required outside equipment financing needed to complete its planned objectives. Although there are no guarantees, the company believes funds are available considering the vendor agreements now in place and the value of unsecured equipment currently on hand.
     The insurance adjustment segment has completed its planned expansion in Arizona and Florida using internal funds. During the quarter ended March 31, 1996, the company discontinued doing business with a major client that represented approximately 34% of its current revenue. It is anticipated this revenue will be replaced and surpassed as growth from the new locations develop. In the interim, any cash required to finance this growth will be funded through existing cash reserves. The amount involved is not anticipated to be significant.
     The company is expecting to generate revenue from the sale of pollution control equipment in China and Europe during the quarter ended June 30, 1996. The costs associated with this revenue have been expensed or are being carried in inventory. World wide concerns over air quality have increased both overall product demand and the availability of sources to finance overseas sales of the company's pollution control technology.
     The manufacturing business segment has the necessary cash reserves to operate effectively as it enters its most active business season. Management expects the manufacturing segment to have a very positive cash flow for the next six months and internally generate its own cash requirements for operations. If expansion of the manufacturing facilities is required, management has determined construction funds are available for this purpose.
     Refer to note 4 relating to assets held for sale.

2.   Results of Operations.

Nine Months 1996 vs 1995
     Revenues for the nine months ended March 31, 1996 increased to           $
3,855,256 or 62% over comparable revenues of $ 2,376,819 for the period ended March 31, 1995. The insurance adjusting and restaurant equipment business segments accounted for 66% and 27% of the increase respectively. These businesses were acquired May 1, 1995 and were therefore not part of prior period consolidated revenues or expenses. Sales in the manufacturing segment, representing 64% of total revenues, increased 10% or $227,098 over the prior period. A change in the focus toward the production of industrial equipment enhanced sales growth.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS(Continued)



Nine Months 1996 vs 1995 (continued)

     Cost of sales and direct service costs increased by $ 489,382. Direct costs associated with the insurance and equipment business segments acquired May 1, 1995 were $ 711,563. This amount was offset by efficiencies gained in the manufacturing segment where direct costs were reduced by $ 267,176 in spite of increased sales. General and administrative expense increased by $1,107,747 over the prior period. The insurance adjusting and restaurant equipment businesses accounted for 51% and 38% of the increase, respectively.
     Loss from operations increased by $ 512,118 from the comparable period.
On a consolidated basis, additional depreciation and amortization represented 77% of the increase in the operating loss.



Three Months 1996 vs 1995

     Revenues for the three months ended March 31, 1996 increased to $ 974,085 or 25% over the comparable revenues of $727,166 for the three months ended March 31, 1995. The insurance adjusting segment reported lower than expected revenue of $374,828 due to very mild weather conditions in Arizona during the period. Revenue generated by the restaurant equipment segment were $87,222 which was lower than anticipated due to the discontinuance of direct equipment sales in favor of concentration in the development of food sales thru the use of the equipment. Manufacturing revenues, although higher for the nine months, decreased $ 209,243 from the comparable period. This decrease is primarily due to severe weather conditions which hampered work normally performed outside.
     Operating expenses for the quarter increased by $ 698,091 from the quarter ended March 31, 1995. The majority of this increase is due to additional depreciation and amortization expense of $120,416 and the inclusion of the new business segments for the current quarter only. Increased efforts to market both the restaurant equipment and pollution control products have added to operating expenses. The benefits from these expenditures are expected to be seen in the near future.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of the Shareholders was held February 17, 1996 for the purpose of electing a slate of either five(5) members to the Board of Directors or a slate consisting of seven(7) members. At the Meeting 21,226,685 shares were present including 636,821 present in person, 7,371,651 represented by proxy tendered to the Registrant and 13,218,213 shares were reported by broker-dealers and banks holding the registrant's securities for beneficial owners. Such shares represented a quorum pursuant to the Registrants bylaws and Arizona law and NASDAQ bylaws.

     Management's proposal for a five member board of directors received the affirmative vote of 11,287,162 shares while the proposal for a seven member board of directors received the affirmative vote of 1,172,223 shares.
8,855,555 shares represented by broker-dealer and bank proxies did not receive voting instructions from the beneficial owners and were treated as abstentions. Pursuant to Arizona law, Managements proposal for a five member board was approved. As a result, the newly elected members to the Board of Directors were Harold S. Carpenter, Steven H. Davis, Bradley Gordon and Dennis Schlegel. Norman E. Meyer continues to serve as a director of the Company.





Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Exhibit (27)   FINANCIAL DATA SCHEDULE

(b)  Reports on Form 8-K

          Report dated February 23, 1996, request for a Special Meeting of the Shareholders for the proposal of election of a Board of either five or seven directors.

          Report dated April 16, 1996, change in registrant's certifying accountant.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              ALANCO ENVIRONMENTAL
                              RESOURCES CORPORATION
                              (Registrant)



                              John E. Haggar
                              ----------------------------------
                              JOHN E. HAGGAR
                              Chief Financial Officer


Date: 5/9/96
     --------------