Form 10-K
period 1996-06-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1996-09-27
CIK 98618

Form 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934
                    For the fiscal year ended June 30, 1996
                         Commission file number 0-9347

                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
            (Exact name of registrant as specified in its charter)

                     Arizona                           86-0220694
         ------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification No.)

          4110 N. Scottsdale Road, Suite 200, Scottsdale, AZ    85251
         ------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

              Registrant's Telephone Number:      (602) 874 0448

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                        -------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                 -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $48,757,767 as of September 20, 1996

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 33,566,759 as of September 20, 1996.

Documents incorporated by reference: Form S-1 Registration Statement
                                     File #333-07739
PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Alanco Environmental Resources Corporation is an Arizona corporation which was organized in 1969. Unless otherwise noted, "Company" refers to Alanco Environmental Resources Corporation and its wholly-owned subsidiaries. The Company's operations, primarily through subsidiaries, are diversified and include: (i) air pollution control product manufacturing, industrial agricultural equipment manufacturing, technology design and marketing; (ii) restaurant equipment/food marketing and distribution; (iii) insurance claims adjusting; and (iv) mineral property ownership.

RECENT BUSINESS DEVELOPMENTS

     The Company has had several recent developments in its Fry Guy subsidiary. The national roll-out of its Fry Guy Integrated Finger Food Marketing Program, which was announced in June, 1996, is in full swing. The program is currently operating in 503 Wal-Mart stores across the country. The Company has signed an agreement to deploy its Fry Guy Integrated Finger Food Marketing Program in 60 American Diners March 31, 1997. American Diners, Inc. operates 24-hour diners in 15 states.

     The Company also reports recent developments in its environmental business. The installation of its proprietary Charged Dry Sorbent Injection ("CDSI") clean air technology at Hangzhou Iron and Steel Company ("Hangzhou"), the largest steel production factory in China's Zheijiang Province, is underway. The contract calls for five CDSI systems at the plant. Installation of the first system is scheduled for completion by October 30, 1996. The Company has received its second installment payment for the system. The contract with Hangzhou was signed following successful installation and environmental compliance testing of the CDSI system at Dezhou Heat and Power Plant in China's Shandong Province. The Company also has a letter of intent and is negotiating contracts with Benxi Boiler Works ("Benxi") and the City of Benxi, China.

     A senior official of the China Council for the Promotion of International Trade said recently that China plans to spend up to $38.6 billion over the next five years to stem the country's pollution problems. The official targeted several polluting industries in China that have already expressed an interest in the Company's CDSI technology. Senior officials from the Company have been invited for a return visit to China in October, 1996, to meet with senior Chinese government officials and to advance negotiations with potential purchasers of the CDSI technology.

     Compliance testing for a CDSI installation in the United States is expected to take place before the end of October, 1996. While the CDSI technology has passed rigorous compliance testing in China, the upcoming environmental compliance tests in Arizona represent the first opportunity for the CDSI technology to undergo compliance testing under the United States Environmental Protection Agency standards.


DESCRIPTION OF BUSINESS

Air Pollution Control Segment

     The Company's principal air pollution control technology is the CDSI system.  The Company acquired the rights to this technology and others in 1989 and has spent the past several years in engineering and testing.  A production model of the CDSI is now being marketed.  The CDSI system is a patented process
that utilizes an electrostatically charged sorbent to remove noxious gases, such as sulfur dioxide, from a hot exhaust gas stream from a stationary air pollution source, such as a factory.  The electrostatic charge causes the sorbent particles to be more dispersed and to more readily react with a pollutant molecule in the gas stream.  The solid product of this reaction is then later removed from the gas stream.  The CDSI system has a significantly lower cost relative to competing technologies with similar levels of efficiency.

     The CDSI system injects a chemical agent called sorbent, such as lime, sodium carbonate, or ammonia, into the polluted gas stream generated by industrial activity. Sorbents are selected based on the chemical nature of the gas stream and the pollutant to be removed. As the sorbent is injected, it is passed through a corona discharge which imparts an electrostatic charge to the sorbent particles. As a result of this charge, the sorbent particles repel one another, thus providing rapid dispersal of the sorbent into the polluted gas stream. This greater dispersion results in a higher sorbent surface area being exposed to the pollutants in the gas stream for reaction. Once the sorbent has reacted with the pollutant, the resulting larger particles are filtered or otherwise removed from the gas stream.

     The CDSI system has significant advantages over competing technologies for remediating polluted gas streams. The most common of these competing technologies are wet scrubbers. Wet scrubbers spray a mixture of water and limestone into the polluted gas stream which reacts primarily with sulfur dioxide to produce a sludge composed of gypsum, limestone, and polluted water. This sludge must be disposed of and the water treated before reuse or release. Wet scrubbers are very expensive to build and have very high operating costs. They are subject to corrosion and frequent breakdown. The CDSI system is a dry process making collection and disposal of reaction products a much less costly and simpler procedure. Another significant advantage of the CDSI system is its ability to operate at temperatures above 2000 degrees Fahrenheit. Because many chemical reactions with sorbents occur more rapidly at these high temperatures, CDSI equipment can be used effectively where wet scrubbers cannot.

     The CDSI system is easily adapted to a wide variety of industrial applications and requires little maintenance. The Company believes the system is particularly well suited to use in power plants, mining and smelting facilities, incinerators, steel mills, and roaster/dryer facilities, such as hot mix asphalt plants. The Company is specifically targeting the roaster/dryer market and the power plant market. There are thousands of these facilities in North America alone, including over 10,000 roaster/dryer facilities. Many of these plants are experiencing problems complying with U.S. Environmental Protection Agency standards, and the CDSI presents a cost effective means of achieving compliance. In tests conducted at a hot mix asphalt plant in Arizona in 1995, the CDSI system achieved 99.9% sulfur dioxide removal. These tests were conducted by an independent testing laboratory. The Company believes that the CDSI system has substantial market potential in this application.

     The proprietary portions of the CDSI system are fabricated and assembled by the Company's wholly-owned subsidiary, Alanco Environmental Manufacturing Inc. This same facility is capable of producing all the necessary ancillary equipment for a CDSI installation within the United States. Non-proprietary, ancillary equipment required for an installation outside the United States will be contracted to local fabricators.

     Marketing. The Company markets its air pollution control technology through two separate approaches: (i) to larger scale projects (which incorporate site-specific engineering and some on-site construction); and (ii) to small and medium-sized projects which may require engineering or construction. The Company has identified three potential sources for sales and distribution of its systems: (i) through original equipment manufacturers; (ii) through contract marketing agreements; and (iii) through direct sales force.
     The Company believes that China and eastern Europe represent the largest potential markets for CDSI technology. There are currently more than 450,000 industrial coal-fired boilers in China, a country which consumes more coal than any other country in the world. Chinese central authorities are expected to release new regulations by year end regarding sulfur dioxide emission rates by industrial concerns. Officials of the Chinese environmental regulations authority have stated they believe the Company's CDSI technology is the best sulfur removing technology for the small to medium size boilers in China, estimated to number in excess of 300,000.

     In October, 1995, test results from the Dezhou Heat & Power Plant exceeded Chinese compliance standards for sulfur dioxide removal with a removal efficiency for sulfur dioxide of 69.5%. These results were also achieved using a much lower ratio of sorbent to sulfur than employed by traditional dry sorbent injection methods which results in a significant cost savings. This facility is now certified as operating in compliance with Chinese standards.

     The Company's interests in China are managed by its subsidiary, Alanco Environmental Technology (Beijing) Co., Ltd., a Chinese company ("Alanco Beijing"). The Company also has a marketing agreement with the China National Environment Protection Company, one of the largest environmental companies in China. Alanco Beijing currently has engineering and marketing staff in place, as well as people trained to represent its technology in China.

     After completion of a one year testing period, Alanco Beijing permanently installed one CDSI unit at the Dezhou Heat & Power Plant. Dezhou Heat and Power is expected to purchase more units in 1996. The Company's CDSI system was one of five environmental technologies listed in Premier Li's "Agenda 21" plan for cleaning up China's environment. The Agenda 21 listing is expected to result in additional sales of CDSI systems such as at Hangzhou and with Benxi.

     Hangzhou purchased one CDSI unit with ancillary equipment for installation in October, 1996. The total price for this installation is $157,000, and the Company has received 40% of the purchase price of the contract to date. After testing and acceptance of the initial installation, Hangzhou has indicated that it will purchase four additional systems, two of which will be designed for new boilers. The additional systems are expected to be completed early in 1997 at a total price of approximately $600,000. A second letter of intent was signed by the Deputy Mayor of Benxi City on behalf of Benxi. Benxi recently acquired funding in the amount of $100,000,000 for installation of pollution control equipment. Alanco Beijing is currently involved in other negotiations with several companies in the steel, paper, and power production industries.

     In 1995 the Company signed a letter of intent to form a joint venture to market the CDSI technology in Europe. To date, this joint venture has not been formed. The Company's preferred method of marketing its products overseas is through foreign distributors. The Company is currently negotiating several of these distributorships on a country by country basis.

     In the United States, the Company sees the highest demand for its CDSI products in the roaster/dryer, power generating, steam boiler, and the metals refining and production industries. The Company has an agreement with Intrade Ltd. to market the Company's technology in the United States in the power generation, steam boiler, and metals refining and production industries.

     Raw Materials. The Company has numerous sources for materials and parts used to manufacture the CDSI equipment. It does not foresee any difficulty in the availability of needed materials nor any substantial increase in the price of materials.

     Patents.  The Company owns United States Patent No. 4,220,478 titled
"Method For Removing Particulate Matter From A Gas Stream And A Method for
Producing A Product Using The Removed Particulate Matter" and United States
Patent No. 4,290,786 titled "Apparatus For Removing Particulate Matter From A
Gas Stream".  These are old patents which expire beginning in 1997 and deal primarily with the Environetics Dry Scrubber System ("EDSS") or media bed filter system for the capture of particulate matter.

     In addition to the aforementioned patents, three new patents were applied for during the year ended June 30, 1994. These patents are as follows:

          U.S. Patent Application entitled "Apparatus For Removing Particulate Matter And Gases From A Polluted Gas Stream" issued as U.S. Patent No. 5,308,590 on May 3, 1994.

          U.S. Patent Application entitled "Method For Removing Particulate Matter And Gases From A Polluted Gas Stream" issued as U.S. Patent No. 5,332,562 on July 26, 1994, subsequent to year end.

          U.S. Patent Application entitled "Hopper System And Electrostatic Gun For Injection Of An Electrostatically Charged Sorbent Into A Polluted Gas Stream" issued as U.S. Patent No. 5,312,598 on May 17, 1994. In addition, management decided to have this patent application filed in several other countries.

      The Company believes that the rights to and/or ownership of these patents, patents pending, and patent applications are crucial to its future success. The Company has filed for additional patents and will continue to do so as developments warrant. The Company believes no other system offered in this industry segment has such significant operating potential. However, there are many other pollution control devices and systems.

     Competitive Conditions. In the area of air pollution technology, the Company's competitors include: Wheelabrator; Pure Air; General Electric; Westinghouse; and Mitsubishi Corporation. The Company believes its proprietary technology to be superior to that of its competitors, because of the small space requirements and low maintenance, capital and operating costs associated with the CDSI unit.

     Two government-funded entities have been working in concert for nearly ten years to reduce sulfur dioxide from coal-fire plants. The technology which is currently being developed by Air and Energy Engineering Laboratory ("AEEL") and Energy and Environmental Research Corporation ("EERC") has been funded by the Department of Energy and may pose a competitive threat to the Company's CDSI system. EERC has developed a "gas re-burning sorbent injection" process for remediation of nitrogen oxide and sulfur dioxides, which can be retrofitted to existing coal-fire combustion equipment at low cost. However, its sulfur dioxide removal rate is only 50% to 60%.

     AEEL's sulfur dioxide removal technology is called ADVACATE. Reportedly, the process developed by AEEL is able to remove 90% of the sulfur dioxide produced during coal combustion. Its process involves injection of calcium silicant sorbent into the exhaust duct downstream of a boiler, which removes sulfur dioxide without any need for a scrubbing vessel. The technique was successfully tested as early as 1991, and AEEL claims that its technology will cost only half that of conventional wet scrubbers, measured both in terms of capital outlay and operating costs. The above process does not preclude the use of CDSI equipment to inject the advacate sorbent.

     Research and Development Activities. The Company continues to take every opportunity to enhance the performance capability of its systems through innovative configurations and special chemical sorbents. The Company has expended a total of $132,500 in research and development during the fiscal year ended June 30, 1996.

     Employees. As of September 1, 1996, the Company had eight individuals whose principal responsibilities were in this business segment.
Air Pollution Control and Agricultural Aeration Equipment Manufacturing Segment

     Alanco Environmental Manufacturing, Inc., ("AEMI") is the Company's wholly-owned subsidiary which operates from its facility in Falls City, Nebraska. AEMI manufactures aeration equipment for the agricultural industry, as well as baghouses and cyclones for that industry and other industrial applications. The product lines are: Reverse Air Filters, Pulse Jet Filters, Cyclonic Collectors, Centrifugal Fans, Pneumatic Conveyors and Ducting. The manufacturing facility can also perform job shop and original equipment manufacturing for other entities. AEMI, as indicated above, also manufactures the CDSI system equipment. AEMI accounted for 67% of consolidated revenues for the year ended June 30, 1996.

     Marketing. AEMI uses a network of commissioned sales representatives located across the country as its primary marketing and sales force. Personnel at Falls City conduct direct marketing and sales activities, including
telephone sales.   AEMI also maintains a small office for marketing and sales of its products in Kansas City, MO.

     Raw Materials. The principal raw materials used in manufacturing are sheet metal and plate steel, welding supplies, and various kinds of electrical components, none of which are uncommon to this industry. The Company currently uses several suppliers. Most of the suppliers are located in the Midwest, and none are relied upon as the sole source. In this regard, the Company believes that it has and should maintain an adequate supply of raw materials for the future.

     Seasonality of Business. The Company's manufactured products are marketed to two separate industries. The agricultural segment, including farms and grain and produce storage, is highly seasonal. The demand for product, such as fans, ducting and fan/heater assemblies, begins to heighten around April and May and normally tapers off around October and November.

     Working Capital Practices. At June 30, 1996, AEMI's assets were used as security for a note payable to a bank. Subsequently, this note was paid in full. There are no other liens or encumbrances. At year end, the manufacturing segment had a strong quick ratio (cash and accounts receivable divided by current liabilities) of approximately three to one. A strong current position is required to offset the seasonality of the business. In the past this segment was financed through the parent company. However, during the past year, outside financing was not required. Based upon past performance, AEMI should generate needed capital internally.

     Dependence Upon Key Customers. The Company has recorded sales to over 250 different customers during the year ended June 30, 1996. Of these, one customer, Boone Aeration and Environmental Company, Inc. ("BAEC"), accounted for 24.5% of consolidated revenues generated during the period. Loss of sales to this customer would have a short term effect on the profitability of the operation. However, the Company has assurances from BAEC that it will continue to purchase these products for distribution. This assurance depends upon pricing, quality and availability.

     Backlog Orders. The Company had orders for approximately $250,000 as of September 13, 1996. The Company believes that all of this will be fulfilled in the coming fiscal year and that no material change should occur. The Company had a backlog of $700,000 for the comparable period last year.

     Competitive Conditions.  AEMI breaks its competition into two separate categories: (i) companies that engineer, market and manufacture aeration equipment in-house; and (ii) companies that specialize in engineering and marketing of aeration equipment only (such as BAEC).  AEMI views the competitive threat posed by the former group as more substantial.  Only a limited number of agricultural products and dust control equipment manufacturers exist in the United States.  However, those competitors currently
in existence generate an average sales volume in excess of that of AEMI, and often have substantially more resources.  The latter group often enhances, rather than competes with, AEMI because they may submit engineered drawings to
AEMI for bids on components.

     Employees. As of September 1, 1996, the manufacturing segment employed a total of 44 people.


Restaurant Equipment/Food Marketing and Distribution Segment

     Fry Guy Inc. ("Fry Guy") has developed an Integrated Finger Food Marketing ("IFFM") program whereby it supplies a deep fry machine to customers who are required to utilize foods of an affiliated distributor. The Company receives income for all foods sold to the customer utilizing the Company's deep fryer. In general, the Company has targeted organizations with more than 100 retail outlets offering or desiring to offer hot foods.

     Fry Guy created the IFFM program in conjunction with prominent food suppliers as strategic partners with whom it has agreements. These suppliers include Tyson Foods, the Moore's Division of H.J. Heinz, Cargill, and the Lamb-Weston division of Beatrice Foods. Each strategic partner provides an essential ingredient for the IFFM program. Lamb-Weston, the world's largest supplier of food service french fries, provides the potato products, mainly french fries. Tyson Foods provides the meat products including chicken nuggets and strips. Moore's provides onion rings, french toast, cheese sticks and cheese stuffed jalapeno peppers. Cargill is the supplier of the cooking oil.

     The fryer, which operates with an air filtering system, eliminates the need for a venting system, which is necessary with conventional restaurant deep fryers. The machine operates, with an automated lowering and raising basket mechanism, on 110 volt electricity as compared to the 220 volts usually required by conventional deep fryers. The machines weigh only 70 pounds and can be operated from a countertop.

     As a part of its IFFM program, the Company tested its food products in 200 Wal-Mart stores during 1995 and, in April 1996, announced an agreement with Wal-Mart whereby its IFFM program would be utilized in approximately 1,200 existing and all future Wal-Mart snack bars (excluding stores with branded restaurant facilities). The Company intends to pursue other similar distribution agreements.

     Marketing. In directing its marketing effort, Fry Guy has targeted small food outlets and similar facilities in convenience stores, discount/department stores, shopping malls, bars and other premises with small snack bar facilities that previously were unable to offer hot food items. Fry Guy provides these customers with the Fry Guy fryer without charge or at very nominal monthly cost and receives payment for the program food purchased by the customer. As part of this Integrated Finger Food Marketing program, Fry Guy also provides warranty service and repairs to the fryer, training for the fryer operators, promotional and point of sale materials and a program for the development and introduction of new food products.

     Under its agreement with Wal-Mart, Fry Guy will place approximately 1,200 fryers in Wal-Mart snack bars nationally. As of September 16, 1996, 503 of these fryers have been installed. The process of delivering fryers to the balance of the approximately 1,200 Wal-Mart snack bars is under way and will be completed by year end.

     Working Capital Practices.  Fry Guy will continue its objective of placing frying machines in profitable locations and will continue to develop its distribution system.  Cooperative advertising funds from several major corporations will be used to assure the success of programs with Wal-Mart and other retailers.  Fry Guy has received positive responses from various funding
sources regarding its future capital requirements.

     Dependence Upon Key Customers. The focus of the Company's restaurant equipment/food distribution segment has been almost entirely devoted to its relationship with Wal-Mart. Successful operations of Fry Guy are dependent upon the Company's ability to meet its obligations under its agreement with Wal-Mart. Although the Company has a two year commitment with Wal-Mart, a decision by Wal-Mart to cease or reduce its commitment with the Company's IFFM program would have a material adverse affect on its business.

     Backlog Orders. The Company has an order backlog for the placement of fryers of approximately 800.

     Competitive Conditions. Fry Guy is aware of only one direct competitor which actively markets a ventless small capacity deep fryer, but does not market food products. Numerous competitors offer equipment which requires venting to the outside. Also, they are unaware of any competitor providing both the sales and distribution of a finger food program.

     Employees.  As of September 1, 1996, Fry Guy has eleven employees.


Insurance Claims Adjusting Segment

     During 1995, the Company completed its acquisition of National Affiliated Adjustment Company ("NAAC"), an independent claims loss adjustment company based in Scottsdale, Arizona. Prior to its acquisition, NAAC and a predecessor had been in operation for more than 10 years and was one of the largest independent claims adjustment firms in Arizona. NAAC is operated by the Company's subsidiary, Unique Systems, Inc., but does business as National Affiliated Adjustment Company. NAAC is a processor of property, casualty, health insurance and workmen's compensation claims. It also provides automobile appraisals for a variety of insurance companies. NAAC accounted for 24% of consolidated operating revenues for the year ended June 30, 1996.

     Depending on the type of claim, processing of claims generally involves verifying the loss and the existence of coverage for the loss and then assessing the extent of the loss and negotiating a settlement on the loss as appropriate. On health insurance claims this generally entails determining that the procedures to be paid are appropriate for the type of problem and that the cost of the procedure is within guidelines. If all information is determined to be accurate and appropriate, the insurance claims adjuster notifies the insurance payer that it is proper to pay the claim. When necessary, the claims adjuster seeks additional information or recommends rejecting the claim. NAAC is compensated in various ways depending upon the negotiated terms with the client. Typically, compensation is at a flat rate per claim or on time and expenses per claim. NAAC presently has offices in Scottsdale and Tucson, Arizona, Las Vegas, Nevada, and Fort Lauderdale, Florida.

     Marketing. NAAC will continue to develop its existing claims adjusting locations, three of which were opened during the past year. The Company has a strong client base and believes that concentrating on its existing locations will yield increased profits and produce positive cash flow from this business segment.

     Seasonality of Business. Any seasonal aspect of this insurance segment is related directly to weather patterns, which vary by location. Severe weather significantly increases property damage which increases the number of claims to be handled.

     Working Capital Practices. As the number of claims increase, additional working capital is needed to finance the increase in accounts receivable and work in process. This trend reverses in a short time when payments are received from the various insurance carriers. After the loss of a major client during the past year, the parent company was required to inject small amounts of working capital. Projections show this segment will generate required working capital internally during the upcoming year.

     Dependence Upon Key Customers. In April 1996, the International Association of Entrepreneurs of America ("IAEA"), a major client of NAAC, become insolvent and was placed in receivership by the Tennessee Department of Insurance. In addition, NAAC was named in a lawsuit by the U.S. Department of Labor in an action related to NAAC's servicing of IAEA claims (see Legal Proceedings). NAAC has replaced most of this lost revenue through an intense marketing effort conducted on a nationwide basis.

     Competitive Conditions. Competition in the insurance claims adjusting industry is extensive and is principally driven by price, timeliness, and quality of service.

     Employees.  As of September 1, 1996, NAAC employs twenty-one individuals.


Mining Segment

     The Company has classified its mineral properties as assets held for sale since it is actively seeking a sale or joint venture agreement for operations of these assets. It currently holds mining properties without any exploration or development activity. The Company has been informed by its consulting geologist that certain of the Company's mining properties lack economic feasibility, based on the extent of exploration to date. The geologist has, however, encouraged the Company to continue exploration efforts until a feasible ore body is proven or a decision is reached to abandon the property.

     The Company has previously recorded a contingent sale of 56 mining claims located in the Tombstone Mining District, which represents less than 10% of the total appraised value of the mining properties. This contingent sale was recorded as an installment sale contract and any profit is recorded pro-rata based upon the payments received. As of June 30, 1996, the Company has received payments of $55,000 of the total sale price of $1,180,000. The remaining installments are due as set forth in the following table:

               July 15, 1997                 $   50,000
               July 15, 1998                     75,000
               July 15, 1999                  1,000,000
                  Total                      $1,125,000

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

     Two properties which would require limited environmental and/or surface reclamation are the C.O.D. Mine and the Tombstone Metallurgical Facility. The Tombstone Metallurgical Facility is located on federal lands which are administered by the Bureau of Land Management ("BLM"). The facility was constructed in the 1970's when no permitting was required from the BLM. Since that time, the facility has operated intermittently, and the Company has complied with all regulations as they existed. At present, the facility remains idle. The other property is the C.O.D. Mine, which is also on BLM land and is also presently idle.

     For a more detailed description of the mining properties, see Item 2. Properties below.
     Employees.  None.


ITEM 2.  PROPERTIES

     The Company's corporate office is located in an 11,163 square foot leased facility in Scottsdale, Arizona. Air Pollution Control Services and Mining operations are headquartered at the corporate office. Currently, the Company has subleased 3,883 square feet in this facility.

     Fry Guy is currently located in a 2,708 square foot leased facility in Las Vegas, Nevada. The Restaurant Equipment Marketing Segment also leases 770 square feet of warehouse space in Las Vegas, Nevada. Two previous locations of 3,472 and 1,609 square feet are being subleased to unrelated parties.

     NAAC is headquartered in a 2,400 square foot leased facility in Scottsdale, Arizona, and occupies 940 square feet of office space in Las Vegas, Nevada, 1,348 square feet of office space in Tucson, Arizona, and 1,497 square feet of office space in Ft. Lauderdale, Florida.

     AEMI's operating facility is located at Falls City, Nebraska. This facility is approximately 73,000 square feet under roof and is located on approximately 6.84 acres. The second facility, currently closed, is located at Boone, Iowa. This facility is approximately 53,000 square feet under roof and is located on approximately 9.47 acres. The Company owns these facilities. AEMI also leases a sales office in Kansas City, Missouri. This facility is approximately 297 square feet.

Mining Properties

     At June 30, 1996, the Company owned mineral rights in four unpatented mineral mining and millsite properties in Arizona. The Company's mining properties include the Tombstone Metallurgical Facility and a mill on the site of the C.O.D. Mine.

     The following table sets forth the Company's major mineral land holdings for the fiscal years ended June 30, 1996 and 1995.



             MAJOR MINERAL LAND HOLDINGS AT JUNE 30, 1996 AND 1995

Mineral Property             Location             Acreage        Ownership

C.O.D. Mine              Mohave County, AZ         3,500            100%
Mineral Mountain         Pinal County, AZ          4,660            100%
Cherry Creek             Yavapai County, AZ          940            100%
Tombstone/STC Claims     Cochise County, AZ        9,140            100%

Mining/Milling Equipment     Location             Acreage        Ownership

C.O.D. Mine              Mohave County, AZ           150            100%
Tombstone                Cochise County, AZ           75            100%
     The following tables set forth the current appraised value and the adjusted carrying value as of June 30, 1996 and 1995, respectively.

                    MAJOR MINERAL HOLDINGS AT JUNE 30, 1996

                                             Appraised           Adjusted
Mineral Property                             Value (1)           Value (2)

C.O.D. Mine                                 $6,853,021          $5,539,328
Mineral Mountain                               243,265             221,520
Cherry Creek                                   190,686                   0
Tombstone/STC Claims                           760,037             409,828

Mining/Milling Equipment

C.O.D. Mine                                Included Above          107,831
Tombstone Mill                                 227,587             296,702

     Total Property & Equipment             $8,274,596          $6,575,209

MAJOR MINERAL HOLDINGS AT JUNE 30, 1995

                                             Appraised           Adjusted
Mineral Property                             Value (3)           Value (2)

C.O.D. Mine                                  8,505,445           5,539,328
Mineral Mountain                               228,775             221,520
Cherry Creek Claims                            680,909                   0
Tombstone/STC Claims                           712,367             409,828

Mining/Milling Equipment

C.O.D. Mine                                Included Above          107,831
Tombstone Mill                                 328,487             296,702

     Total Property & Equipment            $10,455,983          $6,575,209


(1) The fair market value as determined by the appraisal completed for the fiscal year ended June 30, 1996.
(2) The adjusted book value after giving consideration to any write-down in certain mineral property values and reflects the lower of historical cost or appraised value.
(3) The fair market value as determined by the appraisal completed for the fiscal year ended June 30, 1994.
ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in several lawsuits. The Company believes that any financial exposure is adequately provided for in its financial statements and that these matters will not have a material adverse effect on the financial condition or operating results of the Company. However, the Company is a defendant in the following lawsuits which could be material in the event of an unfavorable resolution.

     In April, 1995, the case of Sun Valley Products, Inc. v. Alanco Environmental Services, Inc., et. al was filed in the United States District Court, Southeastern Division, District of North Dakota. Sun Valley Products, Inc., produces roasted sunflower seeds and purchased a bag filter system from the George A. Rolfes Company (which later became Heartland Systems, Inc. ("Heartland")) in 1992. In 1994, the Company purchased the assets of Heartland through AEMI. Installation and service of the bag filter system occurred before and after the time the Company purchased the business assets from Heartland. The complaint alleges breach of contract, breach of warranties, and negligence and seeks in excess of $50,000 in damages, though the plaintiff has not otherwise quantified its damages. The Company believes that the action is subject to the indemnification provisions of its purchase agreement with Rolfes and has entered into a joint defense with Heartland. The Company further believes that there are valid defenses to the action, and it would ultimately prevail if the matter proceeds to trial. The Company and Heartland are pursuing settlement negotiations.

     On June 21, 1996, the Company was served with a complaint entitled Loveit Baumgardner and Ping Zhang v. Alanco Environmental Resources Corporation, filed in Utah District Court, Salt Lake City, Utah. Ms. Baumgardner was a clerical employee of the Company. Mr. Ping was an employee of the Company whose services were rendered in the People's Republic of China. Ms. Baumgardner and Mr. Ping seek 28,000 and 30,000 shares of the Company's common stock, respectively, which they allege were promised to them by Kevin Jones, the former chief financial officer of the Company. The Company has denied all allegations contained in the Complaint and is vigorously defending against the claims, as well as pursuing counterclaims against Mr. Ping for breach of fiduciary duty, tortious interference with contracts and patent infringement.

     In April, 1996, the registrant's subsidiary, National Affiliated Adjustment Company, Katherine Meyer, then President of NAAC, and Norman Meyer, President of the Company, were named as Defendants in a civil action filed by the U.S. Department of Labor in U.S. District Court, Nashville, Tennessee. The action also names the International Association of Entrepreneurs of America Benefit Trust, a self-insured employer's workers compensation trust, IAEA, Inc., Stockton Fuller & Co., Inc., and six other individual defendants. The action alleges NAAC received excessive compensation under the Employee Retirement Income Security Act of 1974 (ERISA) and as employees of NAAC, the Meyers benefited indirectly from their compensation. NAAC and its predecessor, Realistic Adjustment Company, served as the claims processing facility for the IAEA Trust. NAAC and the Meyers had no discretionary authority with respect to the Trust assets or decision making and deny any breach of fiduciary duty. The IAEA Trust has been placed into Receivership, and NAAC and the Meyers have fully cooperated with the Receiver and the Department of Labor. NAAC and the Meyers have filed an Answer to the Complaint denying all material allegations and intend to vigorously defend the action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Shareholders during the fourth quarter of the fiscal year ended June 30, 1996.
PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
    MATTERS

     (1) Market Information: Alanco's common stock is traded on the NASDAQ Small Cap Market under the symbol "ALAN".

     (2) High and Low Bid Prices: The following table sets forth high and low bid prices for each fiscal quarter for the last two fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                               Fiscal 1996         Fiscal 1995
     Quarter Ended            High      Low       High      Low
     September 30             2.56      1.75      2.53      1.06
     December 31              2.53      1.81      2.22      1.25
     March 31                 4.88      1.90      1.88      1.16
     June 30                  3.88      1.97      2.75      1.50

     (3) Security Holders: As of September 18, 1996, Alanco had approximately 1,975 holders of record of its Common Stock. This does not include beneficial owners holding shares in street name.

     (4) Dividend Plans: Alanco has paid no common stock cash dividends and has no current plans to do so.

     (5)  Preferred Stock:
          (a)  Class A, Series I Convertible Preferred Stock.
               There are 26 Shares of $20,000 par value, Class A, Series I Convertible Preferred Stock issued and outstanding as of September 18, 1996.

          (b)  Class A, Series II Convertible Preferred Stock.
               There are 110,000 shares of $10 par value, Class A, Series II Convertible Preferred Stock issued and outstanding as of September 18, 1996. The Class A Series II Preferred Stock has a cumulative per share dividend of eighty cents ($0.80) per annum, paid quarterly.


ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the Company and its subsidiaries can be found in the following table. This information includes information for the Company and its subsidiaries on a consolidated basis and should be read in conjunction with the audited financial statements and accompanying notes.

SELECTED FINANCIAL DATA (Not covered by Report of Independent Certified Public Accountant)

                                                                                                          Fiscal Year
                                   -------------- -------Fiscal Year Ended--- ------------- -Period Ended     Ended
Selected Income Statement Data     June 30, 1996  June 30, 1995 June 30, 1994 June 30, 1993 June 30, 1992 May 31, 1992
- ------------------------------     -------------- ------------- ------------- ------------- ------------- ------------

Operating Revenue                      4,962,948     3,438,183     1,581,515        10,987                     24,500

Net Loss                              (3,528,353)   (4,753,380)   (3,839,964)   (4,102,173)     (112,702)  (2,861,797)
                                   ============== ============= ============= ============= ============= ============

Net Loss per share of common stock         (0.11)        (0.20)        (0.21)        (0.32)        (0.02)       (0.55)
                                   ============== ============= ============= ============= ============= ============

Weighted average number of shares     31,782,296    23,839,969    18,253,730    12,974,995     6,867,840    5,287,487


_________________________________________________ _____________ _____________ _____________ _____________ ____________

                                                                                                          Fiscal Year
                                   -------------- -------Fiscal Year Ended--- ------------- Period Ended     Ended
Selected Balance Sheet Data        June 30, 1996  June 30, 1995 June 30, 1994 June 30, 1993 June 30, 1992 May 31, 1992
- ---------------------------        -------------- ------------- ------------- ------------- ------------- ------------

Current Assets                         3,841,374     3,338,560     4,283,308        20,208         2,918          262
Current Liabilities                      809,761     1,006,740       852,184       632,937     1,926,057    1,885,071
                                   -------------- ------------- ------------- ------------- ------------- ------------

Working Capital (deficit)              3,031,613     2,331,820     3,431,124      (612,729)   (1,923,139)  (1,884,809)
                                   ============== ============= ============= ============= ============= ============

Total Assets                          21,389,967    21,215,852    18,281,763     8,432,262     8,682,243    8,686,959

Long Term Debt                           372,020       344,129       --            --            --           --

Redeemable Preferred Stock               330,468       295,062       --            --            750,000      750,000

Common Stock and Other
   Shareholders' Equity               18,970,907    18,600,816    16,327,796     7,799,325     6,006,186    6,051,888

/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of June 30, 1996, the Company's current assets exceeded current liabilities by $3,032,000, a ratio of 4.7 to 1. This improvement over the prior year is the result of an increase in current assets of $503,000 and a decrease in current liabilities of $197,000. The Company will continue to need significant capital for equipment purchases and working capital. Projections indicate a stronger need in the earlier part of the year and less as revenues improve. Subsequent to year end, the Company (i) issued $1,100,000 of Class A preferred stock to enhance the interim cash position and (ii) received a letter of intent to provide financing for equipment purchases for the Fry Guy program. The Company plans continued reductions in overhead expenses wherever possible.

     Inventories increased by $270,000 since fiscal year end June 30, 1995.
The majority of this increase was the build up in restaurant equipment needed to fulfill contracts in place. Much of this equipment will be utilized in the Wal-Mart program which calls for the placement of over 1,200 machines. Deployment of this equipment began in late June, 1996. The restaurant equipment segment (Fry Guy) is anticipating a significant increase in revenues from utilization of this equipment. Cooperative promotional funds from several major corporations are available to assure the success of the program with Wal-Mart and related vendors. The Company is also pursuing additional loan funds to finance the long term equipment needs of the Fry Guy program. The Company believes financing is currently available.

     The insurance adjustment business completed its expansion in Arizona and Florida during the past year utilizing internal cash supplemented with advances from the parent company. This segment has a strong client base and will continue to grow through its four locations. With no further expansion and reduced overhead planned, positive cash flow and profits are projected for this business segment.

     During the quarter ended June 30, 1996, the Company received cash deposits for the installation of CDSI equipment in China. Income will be recognized during the quarter ended September 30, 1996. Additional CDSI sales are expected in the upcoming year. The Company will continue to solicit sales through its China corporation and independent agents with worldwide sales capabilities. Potential customers in developing countries have access to funds for the purchase of pollution control equipment through organizations such as the World Bank, Asian Development Bank, U.S. Export-Import Bank, as well as interested highly developed countries, such as Japan and South Korea. This business segment is expected to be profitable and produce positive cash flow.

     For the past two years the manufacturing business segment has generated the necessary cash flow needed to operate effectively. This business is typically slow during the winter months. Management is planning to take the necessary steps to control costs in relation to revenues generated. At the present time, the assets of this segment are free from any encumbrances and would be available as collateral should the need arise.

Results of Operations

                      Fiscal 1996 Compared to Fiscal 1995

     Consolidated revenues for fiscal year 1996 were $4,960,000, representing an increase of 44% over fiscal 1995. The insurance segment and restaurant service, consolidated for a full year, accounted for 66% and 29%, respectively, of the increase in revenues. Manufacturing revenues, which increased only slightly, accounted for 67% of consolidated revenue.

     During 1996, 61% of revenue in the restaurant service segment was generated from the sale of equipment. The Company is currently retaining ownership of the equipment, ultimately leading to a significant increase in gross profit. Regarding the sale of pollution control equipment, the Company has agreements in place, but installation and revenue recognition will not take place until after fiscal year end. See Note 14 of the Consolidated Financial Statements for additional segment information on revenues and results of operations.

     For the year ended June 30, 1996, consolidated net loss was $3,528,000 compared to a loss of $4,753,000 in the prior year. Fiscal year 1995 included significant write downs of assets reported as other expense. Loss on operations increased by $830,000. Forty-nine percent (49%) of this increase can be attributed directly to higher depreciation and amortization expense.

     Consolidated selling, general and administrative expense increased by $1,636,000. The following table lists the amount of expense by major categories and percentage of total general and administrative expense for 1996 and 1995.

                           1996         1996          1995            1995
     Category             Amount     Percentage      Amount        Percentage

Manufacturing           $  884,000       20        $  655,000          24
Insurance                  827,000       19           108,000           4
Restaurant Service         624,000       14           112,000           4
Environmental              522,000       12           301,000          11
Mining                      65,000        2           205,000           8
Corporate and Other      1,445,000       33         1,350,000          49
                        ----------     -----       ----------        -----
                        $4,367,000      100        $2,731,000         100

     The insurance and restaurant service segments, consolidated for a full year, accounted for 44% and 31% of the increase, respectively. The Company increased its marketing efforts of the CDSI pollution control equipment, thus incurring additional costs over fiscal 1995 of $221,000. During fiscal year 1996, corporate expenses increased 7%. Portions of this increase were due to the establishment of a Public/Shareholder Relations Department and the establishment of an information retrieval system for Fry Guy Inc.

                      Fiscal 1995 Compared to Fiscal 1994

     Consolidated revenues for the year ended June 30, 1995, were $3,438,000, an increase of $1,857,000 or 117%. The manufacturing operations accounted for 91% of this increase. The balance of the increase was principally due to the new business segments added May 1, 1995: restaurant equipment and supply, and insurance adjusting.

     For the fiscal year ended June 30, 1995, the Company's net loss increased by $913,000 (24%) over the prior fiscal year. Net losses include the operations of newly added subsidiaries for a two month period only. The consolidated results for fiscal year 1995 include, under the caption of Other Income (Expense), a write down of property of $1,311,000, loss on the sale of a building and furniture of $666,000, and a write down of investment securities of $431,000, compared to similar losses of $841,000 for the prior year. These items are of a singular nature and would not be considered a part of ongoing operations. The above items more than account for the increase in net losses for the year. Loss from operations decreased by $505,000. This decrease is attributable to an increase in manufacturing revenues and a decrease in mining expenditures.

     Consolidated direct service and cost of sales increased by $1,022,000 from fiscal year 1994 to 1995. Manufacturing cost of goods sold increased by 54% or $925,000. This was the result of reporting a full year's operating history versus the six months that were consolidated the previous year. Resources relating to environmental research and development were more properly reclassed into the marketing and general and administrative category.

     Consolidated selling, general and administrative costs increased by $103,000 from fiscal year 1994. The net increase in general and administrative expenses was attributed to: (i) the addition of two new business segments, (ii) increased volumes in the manufacturing segment due to its inclusion for a full year, and (iii) a reduction in mining expenses of $275,000 principally due to loss fees paid to the Bureau of Land Management.

Product and Environmental Contingencies

     The Company is not aware of any material product or environmental liabilities. Also refer to the environmental disclosure section of the mining business segment of Item 1.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements.



















                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                               AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                         JUNE 30, 1996, 1995 and 1994

                                         Singer Lewak Greenbaum & Goldstein LLP
                          Certified Public Accountants & Management Consultants



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
Alanco Environmental Resources Corporation


We have audited the accompanying consolidated balance sheet of Alanco Environmental Resources Corporation (formerly known as Alanco Resources Corporation) and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alanco Environmental Resources Corporation and subsidiaries as of June 30, 1996, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations for the last three years. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Singer Lewak Greenbaum, Goldstein LLP

Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
September 6, 1996








                                      F1
BILLIE J. ALLRED
CERTIFIED PUBLIC ACCOUNTANT
                                                                      Suite J-1
                                                          4625 South Ash Avenue
                                                           Tempe, Arizona 85282
                                                             Tel.(602) 820-2092
                                                             Fax (602) 820-4584

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Alanco Environmental Resources Corporation

We have audited the accompanying consolidated balance sheet of Alanco Environmental Resources Corporation (formerly known as Alanco Resources Corporation) and subsidiaries as of June 39,1995, and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects the financial position of Alanco Environmental Resources Corporation and subsidiaries as of June 30,1995, and 1994 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations for the last two years. These factors raise substantial doubt about the Company's ability to continue as a going concern. Managements' plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/Billie J. Allred
                                                  BILLIE J ALLRED CPA


Tempe, Arizona
September 28, 1995










                                      F2

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995

                 ASSETS
                                                                                  1996              1995
                                                                            ---------------  ----------------
Current assets:
          Cash                                                              $      565,199   $       607,411
          Accounts receivable, net of allowance for doubtful
           accounts of $11,000 and $25,189, respectively                           648,974           480,838
          Notes receivable (note 2)                                              1,274,647         1,051,775
          Inventories (note 3)                                                   1,281,872         1,011,701
          Prepaid expenses and other current assets                                 70,682           186,835
                                                                            ---------------  ----------------

             Total current assets                                                3,841,374         3,338,560
Property, plant and equipment, net (note 4)                                      3,307,258         3,393,308
Mineral properties and related assets (note 5)                                                     6,575,209
Costs in excess of book value on acquisition
          of wholly-owned subsidiaries, net of
          accumulated amortization of $529,066 and
          $102,419, respectively                                                 5,869,137         6,295,784
Intangible assets, net of accumulated amortization of
          $108,119 and $83,678, respectively                                       188,808           121,647
Assets held for sale (note 5)                                                    6,855,063
Other assets                                                                     1,286,069         1,491,344
                                                                            ---------------  ----------------

                                                                            $   21,347,709   $    21,215,852
                                                                            ===============  ================

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Note payable, shareholders                                                         $        53,685
          Capital lease obligations, current portion (note 6)               $      124,571           179,151
          Accounts payable and accrued expenses (note 7)                           685,190           773,904
                                                                            ---------------  ----------------

             Total current liabilities                                             809,761         1,006,740

Capital lease obligations (note 6)                                                 372,020           344,129
Unrealized installment sales                                                       864,553           969,105
Commitments and contingencies (notes 6 and 13)

Redeemable Preferred Stock, $20,000 par value, Class A, Series 1, convertible, non-cumulative, voting; 5,000,000 shares
          authorized; 26 shares issued and outstanding (note 8)                    330,468           295,062

Shareholders' equity (note 9):
          Preferred Stock, Class B, cumulative, voting;
           20,000,000 shares authorized and none issued
          Common Stock, no par value, 100,000,000 shares
            authorized; 33,209,544 and 29,924,057 shares
            issued and outstanding, respectively                                51,783,690        47,885,246
          Accumulated deficit                                                  (32,812,783)      (29,284,430)
                                                                            ---------------  ----------------
             Total shareholders' equity                                         18,970,907        18,600,816
                                                                            ---------------  ----------------
                                                                            $   21,347,709   $    21,215,852
                                                                            ===============  ================



The accompanying notes are an integral part of these financial statements.











                                                                  F3

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 1996, 1995 and 1994



                                                                1996                  1995                1994
                                                               ------------        -----------       ------------
Net sales (note 10)                                            $  4,962,948        $ 3,438,183       $  1,581,515
                                                               ------------        -----------       ------------
Operating expenses:
       Direct service and cost of goods sold                      3,056,167          2,740,812          1,719,046
       Selling, general and administrative                        4,366,939          2,731,060          2,627,785
       Depreciation and amortization                                859,506            455,791            229,457
                                                               ------------        -----------       ------------
         Total operating expenses                                 8,282,612          5,927,663          4,576,288
                                                               ------------        -----------       ------------
         Loss from operations                                    (3,319,664)        (2,489,480)        (2,994,773)

Other income (expense):
       Interest income                                               70,216             62,043             16,874
       Interest expense                                            (101,763)           (16,831)           (20,368)
       Write-down of assets                                        (162,772)        (1,743,043)          (385,771)
       Loss on disposal of assets                                   (48,921)          (616,543)          (455,553)
       Other, net                                                    34,551             50,474               (373)
                                                               ------------        -----------       ------------
         Total other expenses                                      (208,689)        (2,263,900)          (845,191)

         Loss before provision for income taxes                  (3,528,353)        (4,753,380)        (3,839,964)

Provision for income taxes (note 11)
                                                               ------------        -----------       ------------

         Net loss                                              $ (3,528,353)       $(4,753,380)      $ (3,839,964)
                                                               ============        ============      ============

Net loss per share                                             $       (.11)       $      (.20)      $       (.21)
                                                               ============        ============      ============

Weighted average common shares outstanding                       31,782,296         23,839,969         18,253,730
                                                               ============        ============      ============

The accompanying notes are an integral part of these financial statements.

































                                                                  F4

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended June 30, 1996, 1995 and 1994


                                                           Common Stock         Subscriptions  Accumulated
                                                       Shares         Amount    Receivable     Deficit             TOTAL

                                                     ----------  ------------  ------------  --------------    -------------
Balances, June 30, 1993                              16,231,948  $ 28,892,971  $  (402,560)  $ (20,691,086)    $  7,799,325

Collection of subscriptions receivable                                             302,560                          302,560

Common stock issued for (note 9):
      Cash                                            4,240,539     7,358,063                                     7,358,063
      Conversion of debt to equity                      165,000       257,813                                       257,813
      Acquisition of subsidiary in
         manufacturing industry                       1,200,000     3,600,000                                     3,600,000
      Acquisition of corporate building                 650,000       650,000                                       650,000
      Services rendered                                 200,000       200,000                                       200,000

Net loss                                                                                        (3,839,964)      (3,839,964)
                                                     ----------  ------------  ------------  --------------    -------------

Balances, June 30, 1994                              22,687,487    40,958,847     (100,000)    (24,531,050)      16,327,797

Write-off of subscription receivable                                 (100,000)     100,000

Common stock issued for (note 9):
      Cash                                              440,600       279,938                                       279,938
      Satisfaction of debt                               50,000        37,500                                        37,500
      Services rendered                                 395,600       358,591                                       358,591
      Acquisition of subsidiary in:
         Restaurant equipment industry                4,600,000     4,600,000                                     4,600,000
         Insurance adjusting industry                 1,750,370     1,750,370                                     1,750,370

Net loss                                                                                        (4,753,380)      (4,753,380)
                                                     ----------  ------------  ------------  --------------    -------------

Balances, June 30, 1995                              29,924,057    47,885,246                  (29,284,430)      18,600,816

Common stock issued for (note 9):
      Cash                                            2,861,333     3,129,988                                     3,129,988
      Shares issued under stock
         option plans                                   384,500       704,935                                       704,935
      Intangible assets                                  18,750        41,016                                        41,016
      Services rendered                                  20,904        22,505                                        22,505

Net loss                                                                                        (3,528,353)      (3,528,353)
                                                     ----------  ------------  ------------  --------------    -------------

Balances, June 30, 1996                              33,209,544  $ 51,783,690                $ (32,812,783)    $ 18,970,907
                                                     ==========  ============  ============  ==============    -------------


The accompanying notes are an integral part of these financial statements.




















                                                                  F5

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 1996, 1995 and 1994


                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------

Cash flows from operating activities:
       Net loss                                                         $(3,528,353)  $(4,753,380) $ (3,839,964)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                                    859,506       455,791       229,457
           Loss on disposition of assets                                     48,921       616,543       455,553
           Write-down of assets                                             162,772     1,743,043       385,771
           Stock issued for services rendered and expenses                   59,465      358,591        200,000
           Imputed interest on preferred stock                               35,406
       (Increase) decrease in:
           Accounts receivable                                             (168,136)     (118,152)     (556,114)
           Inventory                                                       (554,432)       95,063      (620,538)
           Prepaid expenses and other current assets                         88,143         2,835       (24,188)
           Other assets                                                     163,017       (59,644)        4,231
       Increase (decrease) in:
           Accounts payable and accrued expenses                            (88,714)       51,700       359,065
           Unrealized installment sales                                    (104,552)                    165,000
                                                                         -----------  ------------  ------------

              Net cash used in operating activities                      (3,026,957)   (1,607,610)   (3,241,727)
                                                                         -----------  ------------  ------------
Cash flows from investing activities:
       Advance for notes receivable                                        (770,387)     (214,208)     (837,495)
       Collection of notes receivable                                       427,001
       Purchase of property, plant and equipment                           (293,155)     (391,625)   (1,391,801)
       Proceeds from disposition of assets                                   22,385       623,954
       Purchase of mineral properties                                                                  (165,000)
       Purchase of intangible assets                                        (50,586)      (18,925)      (63,754)
                                                                         -----------  ------------  ------------

              Net cash used in investing activities                        (664,742)         (804)   (2,458,050)
                                                                         -----------  ------------  ------------
Cash flows from financing activities:
       Repayments on notes payable, shareholders                            (53,685)
       Proceeds from issuance of note payable                                                           210,000
       Advances from borrowings                                                            38,265
       Repayments on borrowings                                                           (24,299)      (25,959)
       Repayments on capital lease obligations                              (94,791)
       Stock subscriptions collected                                                                     85,000
       Proceeds from the sale of stock                                    3,797,963       279,938     7,358,063
       Other                                                                              (13,995)      (93,860)
                                                                         -----------  ------------  ------------

              Net cash provided by financing activities                   3,649,487      279,909      7,533,244
                                                                         -----------  ------------  ------------
Net (decrease) increase in cash                                             (42,212)   (1,328,505)    1,833,467

Cash, beginning of year                                                     607,411     1,935,916       102,449
                                                                         -----------  ------------  ------------
Cash, end of year                                                       $   565,199   $   607,411  $  1,935,916
                                                                         ===========  ============  ============


















                                                                  F6
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization and Line of Business

       Alanco Environmental Resources Corporation and subsidiaries' (the Company) business activities for the past several years have emphasized diversification. The Company has expended substantial time and resources on the development of its pollution control devices, the Environetics Dry Scrubber System (EDDS) and the Charged Dry Sorbent Injection System (CDSI), and the acquisition of operating subsidiaries in three different business segments.

       These business segments include:

       i) manufacturing for the agricultural and dust control industry; acquisition was effective on January 1, 1994;

       ii) wholesale equipment supplier to the food service industry; acquisition was effective May 1, 1995; and

       iii) insurance adjusting, a service-oriented business segment; acquisition was effective May 1, 1995.

   Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Alanco Environmental Resources Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

   Going Concern and Basis of Presentation

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations for the last three years. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.











                                      F7
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

   - continue its objective of increasing revenues, streamlining operations, controlling costs and developing profitability and stability in each business segment, and raising additional capital as needed (see note 12);

   - downsize office space in certain locations, sublease excess space and reduce personnel as necessary;

   - obtain financing for purchase of restaurant machinery to facilitate the implementation of the Wal-Mart distribution system, and aggressively market its distribution system to other major retail food outlets;

   - take advantage of the prior marketing groundwork and product identification completed for CDSI pollution control equipment, and continue to solicit sales through its distribution channels in China;

   - sell or enter into a joint venture agreement with regards to its mineral properties.

   Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

   Fair Value of Financial Instruments

   The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar lease agreements are substantially the same.

   Reclassifications

   Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on reported net losses or shareholders' equity.










                                      F8
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Property, Plant and Equipment

   Property, plant and equipment, including amounts for capitalized leases, are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets as follows:

            Buildings                               32 years
            Machinery and equipment                5-7 years
            Furniture and other equipment          5-7 years

   Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

   Mineral Properties and Related Assets (Assets Held For Sale)

   Mineral properties and related assets are carried at the lower of historical cost or appraised value.

   Costs in Excess of Book Value on Acquisition of Wholly-Owned Subsidiaries and Intangible Assets

   The Company continually monitors its costs in excess of book value on acquisition of wholly-owned subsidiaries (which is amortized over 15 years) and its other intangible assets to determine whether any impairment of these assets has occurred. In making such determination with respect to costs in excess of book value on acquisition of wholly-owned subsidiaries, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets which gave rise to such amounts. With respect to other intangibles, which include patents, the Company bases its determination on the performance, on an undiscounted basis, of the related products.

   Revenue Recognition

   Substantially all revenues are recognized when finished products are shipped or services have been rendered with appropriate provision for uncollectible accounts.

   Concentrations of Credit Risks

   The Company sells products (primarily in the United States and China) and services (primarily in the United States) and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

   Income Taxes

   The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS), No. 109, "Accounting for Income Taxes."



                                      F9
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


   Net Loss Per Share

   Net loss per share has been calculated based on net losses for the periods divided by the weighted average number of shares of common stock outstanding during the periods presented.

   Supplemental Cash Flow Information

   The Company paid no income taxes, and interest of $66,357, $16,831 and $20,368 for the years ended June 30, 1996, 1995 and 1994, respectively.

   For the non-cash investing and financing activity, see footnotes 6 and 9.


NOTE 2 - NOTES RECEIVABLE

                                                      1996           1995
   Note receivable, six monthly installments     -----------   ------------
       of $75,000 with balance due
       December 31, 1995 (A)                       $ 495,000   $    870,000

   Notes receivable, quarterly interest payments
       at prime plus 2%, principal due
       June 26, 1997 (B)                             620,238

   Notes receivable - trade                          100,403

   Notes receivable - other                           59,006        181,775

                                                 $ 1,274,647   $  1,051,775
                                                 ===========    ===========

   (A) During the year ended June 30, 1995, the Company sold 86% of its 70% interest in Phoenix Medical Management, Inc. (PMM) to Amarante Financial S.A., an unrelated third party, for $870,000. Currently, a balloon payment of $495,000 is past due. Negotiations are under way to cure the default. This note receivable is collateralized by 60% of PMM's common stock.

   (B) As part of the Company's acquisition of its 70% interest in PMM's common stock, the Company agreed to indemnify certain unrelated third parties against losses on their continuing guarantees on leased facilities and equipment. As a result of these guarantees, the Company has loaned PMM $620,238. PMM's accounts receivable are collateral for this loan. Also, the Company's current President and CEO is the ex-CEO of PMM, and PMM's current President and CEO is an ex-officer and director of the Company.










                                      F10
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 3 - INVENTORIES

 At June 30, inventories consist of:
                                                     1996        1995
                                                 -----------  -----------
       Purchased machine and parts                 $ 532,746   $  180,149
       Finished goods                                229,231      166,529
       Work-in-process                               171,204      186,571
       Raw material                                  348,691      478,452
                                                 -----------  -----------

                                                 $ 1,281,872   $1,011,701
                                                 ===========  ===========


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

 At June 30, property, plant and equipment consist of:

                                                     1996         1995
                                                  ----------  -----------
       Land                                       $   60,231   $  106,431
       Buildings                                   1,330,338    1,569,816
       Machinery and equipment                     2,044,716    1,727,689
       Furniture and office equipment                609,939      383,808
                                                  ----------  -----------

                                                   4,045,224    3,787,744


       Less accumulated depreciation                 737,966      394,436
                                                  ----------  -----------

                                                  $3,307,258   $3,393,308
                                                  ==========  ===========


NOTE 5 - MINERAL PROPERTIES AND RELATED ASSETS (ASSETS HELD FOR SALE)

 At June 30, 1996 and 1995, mineral properties and related assets consist of:

       Mineral properties                                      $6,170,676
       Mill and refinery                                          688,696
       Other mining equipment                                     866,614
                                                              -----------

                                                                7,725,986

       Less accumulated depreciation                            1,150,777
                                                              -----------

                                                               $6,575,209
                                                              ===========

 As of June 30, 1996, the Company was actively soliciting the sale of or a joint venture agreement for the operations of these assets. Accordingly, the Company has classified these mineral properties as assets held for sale.



                                      F11
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 5 - MINERAL PROPERTIES AND RELATED ASSETS (ASSETS HELD FOR SALE)
(continued)

 For the year ended June 30, 1996, the Company retained an independent geologist (Geologist) to appraise the mineral properties. A majority of the mining properties are undeveloped claims which generally do not have a readily demonstrated market value because they lack sufficient exploration of an ore body to determine the recoverability of the amount and grade of the potential ore body. The appraiser assigned a value to these properties based upon the accumulated monies expended on the claims as of June 30, 1996. Further, the appraiser indicated that these properties lack economical feasibility based upon the exploration and development to date. However, he stated further that there existed considerable evidence as to the potential of these mineral properties and recommended that the Company increase exploration and development efforts on these properties until an economically feasible ore body is proved or a decision is reached to abandon the property. The minority of the mining properties had past mining activity which gave evidence of an ore grade and recoverability. The Geologist performed a net present value analysis of the ore grade and recoverability. The net present value analysis resulted in the current market value exceeding the historical cost for these mining properties that have had past mining.

 Also, for the year ended June 30, 1996, the Company classified a building and land with a net book value of $279,854 as an asset held for sale.


NOTE 6 - LEASE COMMITMENTS

 The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire through 2001. The Company also leases certain machinery, and office and computer equipment under non-cancelable capital lease arrangements.

 Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more at June 30, 1996 are as follows:

       Year ending                     Operating     Capital
          June 30,                        Leases      Leases
       ------------                   ------------ ---------
         1997                            $ 432,000 $ 185,300
         1998                              342,000   180,049
         1999                               67,000   176,378
         2000                               23,000   101,119
         2001                               15,000         -

                                         $ 879,000 $ 642,846
                                       ===========

        Less amount representing interest            146,255
                                                    --------

                                                     496,591

        Less current portion                         124,571

        Long-term portion                          $ 372,020
                                                    ========


                                      F12
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 6 - LEASE COMMITMENTS (continued)

 At June 30, leased capital assets included in property, plant and equipment consist of:

                                                      1996         1995
                                                   ---------    ---------
       Machinery and equipment                     $ 540,000   $  540,000
       Furniture and equipment                        68,103            -
                                                   ---------    ---------

                                                     608,103      540,000

       Accumulated depreciation                      119,000       28,000
                                                   ---------    ---------

                                                   $ 489,103   $  512,000
                                                   =========    =========

 The Company entered into capital lease obligations of $68,103 and $540,000 in 1996 and 1995, respectively.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 At June 30, accounts payable and accrued expenses consist of:

                                                      1996         1995
                                                   ---------   ----------
       Accounts payable                            $ 285,670   $  416,356
       Payroll and related accrual                   144,057      210,673
       Other accrued expense                         255,463      146,875
                                                   ---------   ----------

                                                   $ 685,190   $  773,904
                                                   =========   ==========


NOTE 8 - REDEEMABLE PREFERRED STOCK

 During the year ended June 30, 1995, the Company issued 26 shares of $20,000 par value Class A, Series 1, Convertible, Voting Preferred Stock to K.D. International, S.A. as part of the acquisition price paid for the insurance adjusting company, Unique Systems, Inc., D.B.A. National Affiliated Adjustment Company (NAAC). The stock is redeemable five years from the date of issuance at the stated par value. Based upon future redemption, the Company has determined the present value of the future payments by imputing a 12% discount factor. The Company will reduce future earnings with the annual imputed interest through the date of redemption.

 Subsequent to the acquisition of NAAC, the Chief Executive Officer of NAAC who is the wife of the Company's CEO and President, acquired these shares in an unrelated transaction.







                                      F13
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 9 - SHAREHOLDERS' EQUITY

 During the year ended June 30, 1996, the Company completed the following common stock transactions of previously unissued common shares:

 - Issued to four directors for services performed 1,000, 1,000, 858 and 746 shares, respectively, at values ranging from $1.00 to $.82 per share for an aggregate value of $6,000.

 - Issued to an unaffiliated company for the rights to manufacture a machine 18,750 shares at a contract price of $41,016.

 - Issued for a legal judgment 12,800 shares for an aggregate value of $8,000.

 - Issued to two employees, of a subsidiary, for services performed 4,000 and 500 shares, respectively, for an aggregate value of $8,505.

 During the year ended June 30, 1995, the Company completed the following common stock transactions of previously unissued common shares:

 - Issued 1,750,370 shares to an unrelated third party in exchange for the purchase of a company in the insurance adjusting industry.

 - Issued 4,600,000 shares to an unrelated third party in exchange for the purchase of a company in the wholesale food equipment supply industry.

 - Issued 79,100 shares for services provided by unrelated third parties. These services were valued at $85,341.

 - Issued 316,500 shares to several individuals and companies, all of whom are related parties, for services.

 - Issued 50,000 shares to an unrelated party to obtain a judgment against a third-party defendant who had refused to return a certificate placed in escrow. The Company valued the shares issued at $37,500. The transaction under which the certificate had been placed in escrow, for the benefit of the third-party defendant, had been canceled pursuant to mutually agreed-upon terms, and the third-party defendant failed to return the certificate in a timely manner. The Company began legal proceedings against the party and, based upon multiple jurisdictional issues, management believed the issuance of the shares under this transaction would result in more expedient results. The certificate which was placed in escrow has been returned as a result of this transaction.

 During the year ended June 30, 1994, the Company completed the following common stock transactions of previously unissued common shares:

 - Issued 165,000 shares to a related party, River Capital Corporation (River), in exchange for the satisfaction of debt totaling $257,813. During the fiscal year 1994, River loaned the Company $210,000 which the Company acknowledged by executing a promissory note in River's favor. Later in the year, River elected to exchange this note, plus interest and other obligations due River from the Company, into equity.





                                      F14
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 9 - SHAREHOLDERS' EQUITY (continued)

 - Issued 1,200,000 shares to an unrelated third party in exchange for assets in the manufacturing industry. The shares issued hereunder represented approximately 75% of the acquisition price paid.

 - Issued 650,000 shares to an unrelated third party as partial payment for the acquisition of the building then utilized by the Company as its corporate office. The shares issued hereunder represented approximately 50% of the acquisition price paid.

 - Issued 200,000 shares to an unrelated third party as payment for services rendered in marketing the Company's technology in Europe and for establishing, staffing and maintaining an office for the Company.

 Warrants

 For the year ended June 30, 1996, the Company had a private placement offering for its common stock. In accordance with the private placement, the Company has outstanding warrants to purchase 1,366,381 shares of common stock at $3 per share for an aggregate value of $4,099,143. The warrants may be exercised through January 1999.

 Stock Option Plans

 In August 1995, the Company adopted the Alanco Environmental Resources Corporation 1995 Stock Option Plan (ISO) which expires in 2005. Under the ISO, 1,000,000 shares of common stock have been reserved for issuance. The options issued may be either incentive or non-statutory stock options. Each key employee or non-employee director of the Company, or of any of its wholly-owned subsidiaries, shall be eligible to be granted an option under the ISO. The maximum number of shares for which an option or options may be granted under the ISO to any one key employee shall be 100,000. Incentive stock options must be issued at a price not less than 100% of the fair market value of the common stock upon the grant date. Each option must be granted within five years from August 1995. Each option granted shall have an exercise period no greater than five years from the grant date.

 In August 1995, the Company adopted the Alanco Environmental Resources Corporation 1995 Directors and Officers Stock Option Plan (Plan) which expires in 2005. Under the Plan, 1,000,000 shares of common stock have been reserved for issuance. The options issued are non-statutory stock options. Each director or officer of the Company shall be eligible to be granted an option under the Plan. The maximum number of shares for which an option or options may be granted under the Plan to any eligible participant shall be 100,000. The per-share option price for the stock subject to each option shall be $.10 per share or such other prices as the Company's Board of Directors may determine. Each option must be granted within five years from August 1995. The exercise period shall be determined by the Company's Board of Directors, but in no instance shall such period exceed six months from the grant date. Ownership of the total number of shares exercised shall vest with the officer or director at 20% immediately upon exercise of the option, and 20% on each annual anniversary following the date of the exercised option for a period of four years. In the event that the association with the Company, in the case of a Director, or the employment by the Company, in the case of an officer, is voluntarily terminated by the officer or Director, all shares of the stock for which ownership has not become vested in the officer or Director shall be subject to repurchase by the Company at a price of $.10 per share.


                                      F15
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 9 - SHAREHOLDERS' EQUITY (continued)

 Stock Option Plans (continued)
                                                        1995            1995
                                                   Incentive  Directors and
                                                       Stock  Officers Stock
                                                        Plan    Option Plan
                                                  ----------  --------------
       Shares under option:
         Granted                                     737,500         225,000
         Exercised                                   159,500         225,000
         Canceled                                     18,000
                                                  ----------  --------------

       Outstanding at June 30, 1996                  560,000
                                                  ==========  ==============
       Options available to grant
         at June 30, 1996                            280,500         775,000
                                                  ==========  ==============

       Average option price per share
         at June 30, 1996                          $    1.85   $         .10
                                                  ==========  ==============

       Average price of options exercised
         for year ended June 30, 1996              $    1.85   $         .10
                                                  ==========  ==============


 In 1996 the Company recognized compensation expense of $36,960 related to stock options exercised pursuant to the Plan.


NOTE 10 - SALES

 Major Customers

 During the year ended June 30, 1996, the Company did business with one customer whose sales comprised 25% of sales. During the year ended June 30, 1995, the Company did business with two customers whose sales comprised 49% and 12% of net sales, respectively. During the year ended June 30, 1994, the Company did business with two customers whose sales comprised 17% and 16% of net sales, respectively.

NOTE 11 - INCOME TAXES

 For the year ended June 30, 1996, the Company has not provided a provision for income taxes due to the net operating losses. The Company has approximately $13,200,000 in net operating loss carryforwards that expire beginning in 1997. The Company has deferred tax assets that consist principally of net operating loss carryforwards. A full valuation allowance has been established against the Company's deferred tax assets.








                                      F16
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 12 - SUBSEQUENT EVENTS (unaudited)

 During September 1996, the Company received $1,100,000 from the issuance of 110,000 shares of $10 par value, Class A, Series II Convertible Preferred Stock. The Preferred Stock has a cumulative per share dividend of eighty cents ($0.80) per annum, paid quarterly.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

 The Company is subject to legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

NOTE 14 - SEGMENT INFORMATION

 The Company operates primarily in four industry segments: development and marketing of pollution control devices (corporate and other), manufacturing for agricultural and dust control industry, wholesale equipment supplier to the food service industry, and insurance adjusting.

 The following table is a summary of results by major segments:

                                                   June 30,
                                        1996          1995            1994
                                    ------------  ------------   -------------
       Revenues:
         Corporate and other        $              $   162,195    $    206,883
         Insurance                      1193,838       180,178
         Manufacturing                 3,306,437     3,069,773       1,374,632
         Restaurant service              462,673        26,037
                                    ------------  ------------   -------------

                                    $  4,962,948   $ 3,438,183    $  1,581,515
                                    ============  ============   =============

       Net income (loss):
         Corporate and other        $ (2,573,258)  $(3,535,915)   $ (3,495,550)
         Insurance                      (317,074)      (24,697)
         Manufacturing                    12,842    (1,051,222)       (344,414)
         Restaurant service             (650,863)     (141,546)
                                    ------------  ------------   -------------

                                    $ (3,528,353)  $(4,753,380)   $ (3,839,964)
                                    ============  ============   =============

       Depreciation and amortization:
         Corporate and other        $    388,333   $   190,221    $    115,010
         Insurance                       136,060        22,337
         Manufacturing                   227,246       225,149         114,447
         Restaurant service              107,867        18,084
                                    ------------  ------------   -------------

                                    $    859,506   $   455,791    $    229,457
                                    ============  ============   =============



                                      F17
             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended June 30, 1996, 1995 and 1994

NOTE 14 - SEGMENT INFORMATION (continued)

                                              June 30,
                                        1996           1995
                                    ------------  -------------
       Identifiable assets:
         Corporate and other        $ 14,232,523   $ 14,269,797
         Insurance                     1,779,900      1,959,616
         Manufacturing                 3,786,344      4,072,456
         Restaurant service            1,591,200        913,983
                                    ------------  -------------

                                    $ 21,389,967   $ 21,215,852
                                    ============  =============

       Property, plant and equipment additions:
         Corporate and other        $    169,460   $     63,144
         Insurance                        31,029          1,489
         Manufacturing                    97,475        142,522
         Restaurant service              328,915        184,470
                                    ------------  -------------

                                    $    626,879   $    391,625
                                    ============  =============

NOTE 15 - UNAUDITED QUARTERLY FINANCIAL DATA

            1996

                                 First        Second         Third      Fourth
                               Quarter       Quarter       Quarter     Quarter
                          ------------  ------------   ----------- -----------
 Net sales                $  1,682,112  $  2,881,171   $   974,085  $  574,420
 Loss from operations         (444,482)   (1,117,154)   (1,046,214)   (711,814)
 Net loss                     (457,699)   (1,195,243)   (1,048,588)   (826,823)
 Loss per share                   (.02)         (.04)         (.03)       (.02)
 Weighted average common
   shares outstanding       30,303,406    30,806,371    32,403,029  33,138,224


            1995
                                 First        Second         Third      Fourth
                               Quarter       Quarter       Quarter     Quarter
                          ------------  ------------   ----------- -----------
 Net sales                $    885,269  $  1,649,652   $   727,166  $  176,096
 Loss from operations         (494,168)   (1,056,209)     (595,042)   (344,061)
 Net loss                     (449,618)   (1,964,405)     (814,179) (1,525,178)
 Loss per share                   (.02)         (.09)         (.04)       (.06)

 Weighted average common
   shares outstanding       22,728,704    22,739,006    22,845,687  27,046,479









                                      F18

                                         Singer Lewak Greenbaum & Goldstein LLP
                          Certified Public Accountants & Management Consultants




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
Alanco Environmental Resources Corporation


Our report on the consolidated financial statements of Alanco Environmental Resources Corporation and subsidiaries is included on page F1 of the Annual Report on Form 10-K. In connection with our audit of such financial statements as of June 30, 1996 and for the year then ended, we have also audited the related financial statement schedule listed in the index on page F21 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/Singer Lewak Greenbaum & Goldstein LLP

Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
September 6, 1996




























                                      F19
BILLIE J. ALLRED
CERTIFIED PUBLIC ACCOUNTANT
                                                                      Suite J-1
                                                          4625 South Ash Avenue
                                                           Tempe, Arizona 85282
                                                             Tel.(602) 820-2092
                                                             Fax (602) 820-4584

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Alanco Environmental Resources Corporation
Our report on the consolidated financial statements of Alanco Environmental Resources Corporation and subsidiaries is included on page F2 of the Annual Report on Form 10-K. In connection with our audit of such financial statements as of June 30, 1995 and 1994 and for the years then ended, we have also audited the related financial statement schedule listed in the index on page F21 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be include therin.

                                                       /s/Billie J. Allred

BILLIE J. ALLRED CPA


Tempe, Arizona
September 28, 1996
































                                      F20

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES


           Column A                       Column B         Column C              Column D       Column E
- ------------------------------------  ------------   ------------- ----------    ----------     ----------

                                                     Additions     Additions
                                        Balance at   Charged to   Charged to                      Balance
                                      Beginning of    Costs and        Other                    at End of
Description                                 Period     Expenses     Accounts     Deductions        Period
- ------------------------------------  ------------   ----------   ----------     ----------    ----------
Allowance deducted from
  asset to which it applies:
   Allowance for  doubtful accounts
        Year ended:
           June 30, 1996                $   25,189   $   11,000   $        -     $   25,189       $11,000
           June 30, 1995                    25,600       25,189            -         25,600        25,189
           June 30, 1994                                 25,600            -              -        25,600

   Allowance for notes receivable
        Year ended June 30, 1996                 -       39,000            -              -        39,000

   Allowance for obsolete inventory
        Year ended June 30, 1996                 -      100,000            -              -       100,000



















































                                                                 F21
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 16, 1996, Billie J. Allred, the Company's Certifying Accountant for the past two fiscal years, declined to stand for re-election as auditor. Singer Lewak Greenbaum & Goldstein LLP, Certified Public Accountants, were engaged to serve as the Company's new auditors. The selection of Singer Lewak Greenbaum & Goldstein LLP, was approved by the Audit Committee of the Company's Board of Directors.

     Mr. Allred's report on the financial statements for the fiscal years ended June 30, 1995 and 1994 contained a qualification based upon the Company's ability to continue as a going concern. Except for this qualification, Mr. Allred's reports have not contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Mr. Allred on any matter of principles or practices, financial statement disclosure or auditing scope or procedure.
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages are as follows:

     Name                     Age            Position with Alanco
- ----------------------       -----           -----------------------------

Norman E. Meyer               51             C.E.O./President/Director

Dean A. Douglas               49             Executive Vice President
                                             Chief Operating Officer

John E. Haggar                54             Chief Financial Officer
                                             Treasurer

Cynthia L. Castellano         34             Corporate Secretary

Harold S. Carpenter           62             Director

Dennis Schlegel               46             Chairman of the Board
                                             Director

Charles Clay Miller           55             Director

     The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors.

     Norman E. Meyer. Mr. Meyer joined the Company's Board of Directors in December 1994, was appointed President and Chief Executive Officer of the Company in April 1995, and served as Chairman of the Board from December 1995 to September 1996. Mr. Meyer has over twenty-eight years of experience in the insurance industry, and for the last fifteen years he has held executive positions of increasing operational responsibility. From December 1994 until October 1995, Mr. Meyer served as Chief Executive Officer and a Director of Phoenix Medical Management, Inc., a Phoenix based out-patient rehabilitation/surgery facility. Beginning in 1984 and until December 1994, Mr. Meyer served in various positions including Chief Operating Officer, Director and Chairman of the Board of Realistic Adjustment Company, Inc., a Phoenix, Arizona, based insurance claims adjusting company. From January 1995 to May 1995 Mr. Meyer also served as Vice President of Operations, and remains a Director and Chairman of the Board, of Travel Services of America, a Branson, Missouri, travel agency. From 1992 to 1994, Mr. Meyer served as a consultant to the United Labor Council Local 615 Welfare Fund, wherein Mr. Meyer advised the Council on claims processing. The Union, the Welfare Fund Trustees, the Welfare Fund insurance underwriters and Mr. Meyer were named as defendants in a 1992 civil action filed by the U.S. Department of Labor which alleged breach of fiduciary duty by the defendants in the operation of the Welfare Fund under the Employee Retirement Income Security Act of 1974 (ERISA). Mr. Meyer filed an Answer denying all allegations based upon the fact that Mr. Meyer did not control or serve in the operation of the Welfare Fund and that the Department of Labor's extension of the definition of a "fiduciary" under ERISA to include non-controlling consultants is unwarranted. Mr. Meyer has entered into a disposition agreement with the Department of Labor and dismissal of the action as to Mr. Meyer is anticipated as a result thereof.

     Dean A. Douglas.  Mr. Douglas joined the Company in May 1995 as Vice
President of Operations and also served as Secretary from June 1995 until
February 1996, whereupon he became Executive Vice President and Chief Operating
Officer of the Company.  Mr. Douglas has overall operations responsibility for
the Company and its subsidiaries.  From February 1995 to May 1995 Mr. Douglas was Vice President, Chief Operating Officer for Travel Services of America,
Inc. Of Branson, Missouri, and continues to serve as director.  Mr. Douglas is also a Vice President, Secretary-Treasurer of Branson's Center, Inc., of
Branson, Missouri.  From December 1994 to May 1995, Mr. Douglas served as Vice
President and Chief Operating Officer for Universal Management Services, Inc.,
a Phoenix, Arizona, based corporate management consulting company.  From May
1992 to January 1993, Mr. Douglas was the Chief Engineer for the Company.
Since May 1990, Mr. Douglas has been an officer, director and principal shareholder of Joint Development Systems-America, Inc., doing marketing, general business consulting and record producing for Rex Allen, Jr.  Mr.
Douglas holds a B.S. degree in Geology from Southern Illinois University, a
Master of Science degree from the University of Arizona, and a Master of
Business Administration from the University of Denver.

     John E. Haggar. Mr. Haggar has been an employee of the Company since June 1995, Treasurer since July 1995, and Chief Financial Officer since February 1996. From December 1994, until June 1995, Mr. Haggar was Chief Financial Officer of Universal Management Services, Inc. Previously, Mr. Haggar was a sole practitioner engaged in providing accounting services to the general public in the state of Washington. Mr. Haggar holds a Bachelor of Science in Business from the University of Minnesota. He is a member of the American Institute of Certified Public Accountants. From January 1995 to July 1996, Mr. Haggar was a director of Dixie National Corporation, a publicly owned company whose stock is traded on the NASDAQ System.

     Cynthia L. Castellano. Ms. Castellano joined the Company in June 1995 as Manager of Administration. Ms. Castellano was appointed Assistant Secretary in December 1995 and then Secretary in February 1996. From January to June, 1995, Ms. Castellano was Manager of Administration for Universal Management Services, Inc. From 1992 through 1994, Ms. Castellano was Administrative Manager for a general contractor in Tempe, Arizona. Ms. Castellano graduated from the University of Phoenix with a Bachelor of Science degree in Business Administration.

     Harold S. Carpenter. Mr. Carpenter is presently the President of Superiorgas Co., Des Moines, Iowa, which is engaged in the business of trading and brokering bulk refined petroleum products with gross sales of approximately $500 million per year. He is also the General Partner of Superiorgas L.P., an investment company affiliated with Superiorgas Co. Mr. Carpenter founded these companies in 1984 and 1980, respectively. Mr. Carpenter is also the President of Carpenter Investment Company, Des Moines, Iowa, which is a real estate investment company holding properties primarily in central Iowa. From 1970 until 1994, Mr. Carpenter was the Chairman of the George A. Rolfes Company of Boone, Iowa, which manufactured air pollution control equipment. Mr. Carpenter is currently a member of the Board of Directors of the Allied Group, Inc., a publicly owned insurance company headquartered in Des Moines, Iowa. Mr. Carpenter graduated from the University of Iowa in 1958 with a Bachelors of Science and Commerce degree.

     Dennis Schlegel. Since 1987, Mr. Schlegel has been an independent investor in small and start-up companies as well as a consultant to small and start-up businesses in the areas of corporate management and financing. Prior to this, Mr. Schlegel owned and operated Schlegel Investment Co. in Des Moines, Iowa, and Schlegel Ranch Company, in Iowa and Washington, both of which were engaged in land development. Mr. Schlegel attended one year at Drake University until he withdrew to devote his full time to business pursuits.
Mr. Schlegel was elected Chairman of the Board in September 1996.

     Charles Clay Miller. Charles Clay Miller, an environmental engineer, has a professional background of more than 25 years of management, operations, research, design, and construction in the environmental industry, in both government and private industry, as well as first hand experience in the development and implementation of environmental standards in regulatory environments. Most recently, Miller was Director of the Escambia County, Florida, Solid Waste Department, with management of a $9 million annual budget. Miller also served as Director of the Air and Land Quality Division of the Iowa Department of Environmental Quality. During this period Iowa became the first state in the nation to obtain federal approval for its primary and secondary Air Quality State Implementation Plans according to the Clean Air Act Amendments of 1977. Mr. Miller holds B.S. Degrees in Mathematics and Mechanical Engineering, as well as a Master of Science Degree in Environmental Engineering and Planning. He has completed course work for a Ph. D. in Civil Engineering at the University of Missouri, Rolla. Mr. Miller was named to the Board on September 9, 1996.

Compensation of Directors

     Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings. In addition, all Directors not otherwise employed or compensated by the Company are entitled to receive $500 in cash, in common stock at the market price per share, or in health insurance benefits. Pursuant to these director fees, Mr. Bradley Gordon, a former director, was issued 858 shares of common stock, and Mr. Steven Davis, a former director, was issued 746 shares of common stock. In addition, from August 1995 through December 1995, Dr. James Ricketts received a fee of $3,000 per month for being Chairman of the Board. On October 12, 1995, Mr. Meyer was awarded options to acquire 100,000 shares of stock; and on September 27, 1995, Mr. Larry Nelson, a former director, was awarded options to acquire 25,000 shares of stock, both pursuant to the Company's Directors and Officers Stock Option Plan at an exercise price of $0.10 per share. Messrs. Meyer and Nelson in their capacities as Key Employees have also been granted options to acquire an additional 50,000 shares each under the Company's Incentive Stock Option Plan.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows for the fiscal year ending June 30, 1996, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):

                                             Long Term Compensation
                                                     Awards
                                             Restricted  Securities
   Name and                                     Stock    Underlying   All Other
   Principal       Fiscal  Annual Compensation  Awards     Options     Compen-
   Position         Year    Salary      Bonus    ($)      (#shares)     sation
- -----------------  ------ ------------------- ---------------------  ----------
Norman E. Meyer     1995   $      0       -       -            -          -
President, Chief    1996   $ 81,250       -    $209,000    150,000        -
Executive Officer

     No other executive officer earned more than $100,000 during the current fiscal year.
Option Grants in Last Fiscal Year

     The following table sets forth each grant of stock options made during the fiscal year ended June 30, 1996, to each of the Named Executive Officers. No stock appreciation rights ("SARs") have been granted by the Company.

                        Individual Grants
                         Percent of
              Number of    Total                       Potential Realizable
             Securities   Options   Exer-              Assumed Annual Rates
             Underlying  Granted to cise               of Stock Price
               Options   Employees  Price              Appreciation for
             Granted(1)  in Fiscal ($/Sh) Expiration   Option Term (4)
    Name         (#)     Year (2)   (3)      Date       5%      10%       0%
- ------------- --------- ---------- ------ ----------- ------- ------- --------
Norman Meyer    100,000     10.39  $0.10   5/27/1996     -       -    $209,000
Norman Meyer     50,000      5.19  $1.89  12/16/2000  $26,100 $57,700     -
Dean Douglas     50,000      5.19  $0.10   5/27/1996     -       -     $89,500
Dean Douglas     50,000      5.19  $1.89  12/16/2000  $26,100 $57,700     -
John Haggar      50,000      5.19  $0.10   5/27/1996     -       -     $89,500
John Haggar      50,000      5.19  $1.89  12/16/2000  $26,100 $57,700     -
Cynthia Castellano12,500     1.30  $2.09  12/16/2000   $7,200 $15,900     -

(1) Options for common shares only, granted through 1995 Incentive Stock Option Plan and the 1995 Directors and Officers Stock Option Plan.
(2) Options to purchase 737,500 shares and 225,000 shares were granted to employees under the Company's 1995 Incentive Stock Option Plan and the 1995 Directors and Officers Stock Option Plan.
(3) Exercise price for Directors and Officers Stock Options was $0.10 per restricted share for fiscal year ending 1996 and $1.89 or $2.09 per share for the Incentive Stock Option Plan, which shares when acquired were not restricted.
(4) Calculated based on given interest rate for the five year life of the option. The column headed 0% shows the potential gain (assuming no restrictions) upon exercise of Directors and Officers Options at market price on the date of grant.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values

     The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at June 30, 1996. All of the Named Executive Officers who hold unexercised options exercised options in the fiscal year ended June 30, 1996.

                                                                  Value of
                                                   Number of     Unexercised
                                                  Unexercised    In-the-Money
                                                   Options at     Options at
                    Shares Acquired     Value      FY-End (#)     FY-End ($)
     Name           On Exercise(#)   Realized($)  Exercisable    Exercisable
- ----------------    ---------------  -----------  -------------  -----------

Norman Meyer             20,000       $60,400      50,000 (1)     $22,500 (1)
                         20,000         (2)
                         20,000         (3)
                         20,000         (4)
                         20,000         (5)
Dean Douglas             10,000       $20,000      50,000 (1)     $22,500 (1)
                         10,000         (6)
                         10,000         (7)
                         10,000         (8)
                         10,000         (9)
John Haggar              10,000       $22,100      50,000 (1)     $22,500 (1)
                         10,000        (10)
                         10,000        (11)
                         10,000        (12)
                         10,000        (13)
Cynthia Castellano        5,000       $ 9,550       7,500 (1)     $ 3,375 (1)

 (1) as of 6/30/96
 (2) vests on 4/24/97
 (3) vests on 4/24/98
 (4) vests on 4/24/99
 (5) vests on 4/24/2000
 (6) vests on 3/14/97
 (7) vests on 3/14/98
 (8) vests on 3/14/99
 (9) vests on 3/14/2000
(10) vests on 1/29/97
(11) vests on 1/29/98
(12) vests on 1/29/99
(13) vests on 1/29/2000

Employment Agreements and Executive Compensation

     Mr. Meyer, President and Chief Executive Officer, serves without an employment contract. Mr. Douglas, the Company's Executive Vice President and Chief Operating Officer, has an employment agreement with the Company whereby he receives $8,000 per month in regular compensation and a $400 per month car allowance under the terms of an agreement effective until April 24, 1998. Mr. Haggar, the Company's Chief Financial Officer, receives $8,000 per month in compensation under the terms of an employment agreement valid through April 24, 1998.

     Terrence D. Montford also has an employment agreement with the Company's subsidiary, Fry Guy Inc., as its Executive Vice President.  Under the terms of this agreement, Mr. Montford receives $8,000 per month in regular compensation, the use of a Company automobile, and options to purchase 60,000 shares of the
Company stock at $2.00 per share.  As part of his compensation, Mr. Montford also receives a sum equal to 2 percent of the net income before taxes earned by
Fry Guy, Inc., during any fiscal year for the term of the agreement.  Mr.
Montford's employment agreement with the Company expires on January 24, 1999.

Incentive Stock Option Plan

     On December 16, 1995, the Shareholders approved the Company's 1995 Incentive Stock Option Plan (the Plan). The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the key employees of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. The Options granted are "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, for certain key employees. The Plan is administered by an Administrative Committee whom shall serve a one year term. Until February 17, 1996, the Administrative Committee was composed of James Ricketts, Kevin Jones and Peter Van Oosterhout, who are the Board's Employment Compensation Committee. The Plan was approved by the Board of Directors on September 28, 1995, subject to Shareholder approval, and shall terminate on September 28, 2005. Subject to anti-dilution provisions, the Plan may issue Options to acquire up to 1,000,000 shares to Key Employees. The maximum number of shares subject to Options granted to any one Key Employee shall not exceed 100,000 shares. The exercise price for Options shall be set by the Administrative Committee but shall not be for less than the fair market value of the shares on the date the Option is granted. The period in which Options can be exercised shall be set by the Administrative Committee not to exceed five years from the date of Grant. The Plan may be terminated, modified or amended by the Board of directors upon the recommendation of the Administrative Committee. The issuance of options pursuant to this Plan is not expected to be a taxable event for recipient until such time that the recipient elects to exercise the option whereupon the recipient is expected to recognize income to the extent the market price of the shares exceeds the exercise price of the option on the date of exercise. All Key Employees of the Company and its subsidiaries are eligible to participate in the Incentive Stock Options. A Key Employee is defined in the Plan as a Company employee who in the judgement of the Administrative Committee has the ability to positively affect the profitability and economic well-being of the Company. Part time employees, independent contractors, consultants and advisors performing bona fide services to the Company shall be considered employees for purposes of participation in the Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth persons known to the Company as beneficially owning more than five percent (5%) of the outstanding shares of the Registrant.

                                                         % of Shares
  Name and Address                   Shares              Outstanding
- --------------------------------  -----------           -------------
Lyons Capital Partners, L.P.
4365 Executive Drive, Suite 740
San Diego, CA   92121              7,684,170                23.10%
(b) The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of June 30, 1996, by individual directors and executive officers and by all directors and executive officers of the Company as a group.
                                                         % of Shares
  Name and Address                   Shares              Outstanding
- ----------------------------       -------------         ------------

Dennis Schlegel                      204,445 (1)             0.62%

Harold S. Carpenter                  642,086 (2)             1.93%

Norman E. Meyer                      105,500                 0.32%

Dean A. Douglas                       50,550                 0.15%

John E. Haggar                        50,000                 0.15%

Charles Clay Miller                    9,000                 0.03%

Officers and Directors as a
Group (6 individuals)              1,061,581                 3.20%

(1)  Includes 153,440 shares indirect ownership
(2)  Includes 256,606 shares indirect ownership


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since the beginning of the most recent fiscal year there have been no related party transactions responsive to this item.
PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Exhibits

     (3)(i)  Articles of Incorporation
             Incorporated by reference: Form S-1 Registration File # 333-07739 effective August 13, 1996
     (3)(ii) By-Laws of Corporation
     (21)    Subsidiaries of Registrant
     (27)    Financial Data Schedule

B.   Schedule

     (II) Valuation and Qualifying Accounts

C.   Reports on Form 8-K

          Report dated April 16, 1996, change in registrant's certifying accountant. For additional information regarding change in registrant's certifying accountant, please refer to Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Report dated June 11, 1996, resignation of two of registrant's directors. On May 30, 1996, Steven Davis and Bradley Gordon resigned their positions as Directors of the Registrant effective immediately. Mr. Davis and Mr. Gordon each stated that their resignations were due to the increasing demand for their time and attention arising from their positions as Chief Executive Officers of rapidly growing public companies. Mr. Davis and Mr. Gordon expressed no disagreements with the remaining Board of Directors of the Registrant or Management.

Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Alanco Environmental
                                             Resources Corporation


                                             /s/Dennis Schlegel
Date:     9/26/96                            -----------------------------
     ----------------                        Dennis Schlegel, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                          TITLE                         DATE


/s/Norman E. Meyer            Chief Executive Officer          9/26/96
- --------------------------    Director and President        ----------------
Norman E. Meyer

/s/Harold S. Carpenter                                         9/26/96
- --------------------------    Director                      ----------------
Harold S. Carpenter

/s/Charles Clay Miller                                         9/26/96
- --------------------------    Director                      ----------------
Charles Clay Miller

/s/John E. Haggar                                              9/26/96
- --------------------------    Chief Financial Officer       ----------------
John E. Haggar                and Treasurer