Form 10-Q
period 1996-09-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1996-11-12
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . .September 30, 1996
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                ----------------------------------------------
               (formerly known as Alanco Resources Corporation)
            (Exact name of registrant as specified in its charter)

                Arizona                             86-0220694
        ---------------------------------------------------------------
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

       4110 North Scottsdale Road, Suite 200, Scottsdale, Arizona  85251
    ----------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                                (602) 874-0448
                               -----------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES   XX     NO
                           -------------------------

     As of November 4, 1996, there were 33,576,759 shares of common stock outstanding.


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     INDEX


                                                                 Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    September 30, 1996 (unaudited) and
                    June 30, 1996 (audited). . . . . . . . . . . . . . 3
               Consolidated Statements of Operations
                    For the three months ended September 30,
                    1996 and 1995 (unaudited). . . . . . . . . . . . . 4
               Consolidated Statements of Shareholders' Equity
                    For the three months ended September 30,
                    1996 and 1995 (unaudited). . . . . . . . . . . . . 5
               Consolidated Statements of Cash Flows
                    For the three months ended September 30,
                    1996 and 1995 (unaudited). . . . . . . . . . . . . 6
               Notes to Consolidated Financial Statements
                    (unaudited). . . . . . . . . . . . . . . . . . . . 7-8

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . 10

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                                    Sept 30, 1996  June 30, 1996
ASSETS                                               (unaudited)     (audited)
                                                   -------------- --------------

Current Assets:
   Cash                                            $   1,333,327  $    565,199
   Accounts receivable                                   831,193       648,974
   Notes receivable                                    1,254,507     1,274,647
   Inventories (note 2)                                  838,520     1,281,872
   Prepaid expenses and other current assets             218,218        70,682
                                                   -------------- --------------
         Total current assets                          4,475,765     3,841,374

Property, plant and equipment                          3,906,182     3,307,258
Costs in excess of book value on acquisition of
   wholly-owned subsidiaries, net of accumulated
   amortization of $635,703 and $529,066,              5,762,500     5,869,137
   respectively
Intangible assets, net of accumulated amortization
   of $113,149 and $108,119, respectively                191,590       188,808
Assets held for sale                                   6,855,063     6,855,063
Other assets                                           1,361,616     1,286,069
                                                   -------------- --------------
         Total assets                              $  22,552,716  $ 21,347,709
                                                   ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Capital lease obligations, current portion      $     127,826  $    124,571
   Accounts payable and accrued expenses                 805,631       685,190
                                                   -------------- --------------
         Total current liabilities                       933,457       809,761

Capital lease obligations                                345,181       372,020
Unrealized installment sales                             864,553       864,553

Redeemable Class A Preferred Stocks (note 3)           1,535,132       330,468

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 33,576,759 and 33,209,544
      shares issued and outstanding, respectively     52,172,985    51,783,690
   Accumulated deficit                               (33,298,592)  (32,812,783)
                                                   -------------- --------------
         Total shareholders' equity                   18,874,393    18,970,907
                                                   -------------- --------------
         Total liabilities & shareholders' equity  $  22,552,716  $ 21,347,709
                                                   ============== ==============

See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 1996 and 1995

                                                       September 30
                                               ----------------------------
                                                    1996          1995
                                               -------------  -------------

Net sales                                      $  1,756,871   $  1,682,112
                                               -------------  -------------

Operating expenses:
   Direct service and cost of goods sold            946,241        945,604
   Selling, general and administrative            1,055,053        954,102
   Depreciation and amortization                    231,975        226,888
                                               -------------  -------------

       Total operating expenses                   2,233,269      2,126,594
                                               -------------  -------------

       Loss from operations                        (476,398)      (444,482)

Other income (expense)                               (9,411)       (13,217)
                                               -------------  -------------

       Net loss                                $   (485,809)  $   (457,699)
                                               =============  =============

Net loss per share                             $      (0.01)  $      (0.02)
                                               =============  =============

Weighted average common shares outstanding       33,364,278     30,303,406
                                               =============  =============

See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Months Ended September 30, 1996 and 1995

                             Common Stock              Accumulated
                               Shares       Amount       Deficit       TOTAL
                            ------------ ----------- -------------- ------------

Balances ,June 30, 1995      29,924,057  $47,885,246 $ (29,284,430) $18,600,816

Common stock issued for:
   Cash                         671,875      806,249                    806,249
   Services rendered              2,000        2,000                      2,000

Net loss                                                  (457,699)    (457,699)
                            ------------ ----------- -------------- ------------

Balances September 30, 1995  30,597,932  $48,693,495 $ (29,742,129) $18,951,366
                            ============ =========== ============== ============




Balances, June 30, 1996      33,209,544  $51,783,690 $ (32,812,783) $18,970,907

Common stock issued for:
   Cash                         350,215      368,215                    368,215
   Shares issued under stock
      option plans                7,000       13,230                     13,230
   Satisfaction of debt          10,000        7,850                      7,850

Net loss                                                  (485,809)    (485,809)
                            ------------ ----------- -------------- ------------

Balances September 30, 1996  33,576,759  $52,172,985 $ (33,298,592) $18,874,393
                            ============ =========== ============== ============


See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 1996 and 1995

                                                              September 30
                                                           1996         1995
                                                      ------------  -----------
Cash flows from operating activities:
   Net loss                                           $  (485,809)  $ (457,699)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                    231,975      226,887
         Other                                             17,764        1,555
   (Increase) decrease in:
         Accounts receivable                             (182,219)    (359,760)
         Inventory                                        116,021     (161,950)
         Prepaid expenses and other current assets       (147,660)      13,586
         Other assets                                     (75,547)        -
   Increase (decrease) in:
         Accounts payable and accrued expenses            123,696      (23,482)
                                                      ------------  -----------

            Net cash provided by (used in) operating
               activities                                (401,779)    (760,863)
                                                      ------------  -----------

Cash flows from investing activities:
   Notes receivable                                        20,140      248,964
   Purchase of property, plant and equipment             (391,775)    (197,318)
   Other                                                   (7,813)      14,868
                                                      ------------  -----------

            Net cash used in investing activities        (379,448)      66,514
                                                      ------------  -----------

Cash flows from financing activities:
   Payments on obligations                                (26,839)     (12,522)
   Proceeds from the sale of common stock                 381,444      806,249
   Proceeds from the sale of preferred stock            1,194,750         -
                                                      ------------  -----------

            Net cash provided by financing activities   1,549,355      793,727
                                                      ------------  -----------

Net increase in cash                                      768,128       99,378

Cash, beginning of period                                 565,199      607,411
                                                      ------------  -----------

Cash, end of period                                   $ 1,333,327   $  706,789
                                                      ============  ===========


See Notes to consolidated financial statements

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1996


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1996, Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations, changes in shareholders' equity and statements of cash flows as of September 30, 1996, and for all periods presented. The results of operations for the period ending September 30, 1996, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.


Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of September 30, 1996, and June 30, 1996, is listed below:

                                       September 30, 1996        June 30, 1996
                                       ------------------        --------------

     Finished goods                        $ 397,506              $   761,977
     Work-in-process                          85,563                  171,204
     Raw material                            355,451                  348,691
                                       ------------------        --------------
                                           $ 838,520              $ 1,281,872
                                       ==================        ==============

Note 3 - Redeemable Preferred Stock

     The following is a listing of Redeemable Preferred Stock outstanding:

                                          September 30, 1996      June 30, 1996
                                          -------------------    --------------

Redeemable Preferred Stock, $20,000
     par value, Class A, Series 1,
     convertible, non-cumulative,
     voting; 5,000,000 shares authorized;
     26 shares issued and outstanding         $   340,382           $ 330,468

Redeemable Preferred Stock, $10 par value,
     Class A, Series 2, convertible,
     voting; 110,000 shares authorized,
     issued and outstanding                       973,500                -

Redeemable Preferred Stock, $10 par value,
     Class A, Series 3, convertible,
     voting; 25,000 shares authorized,
     issued and outstanding                       221,250                -
                                          -------------------    --------------

                    Total                     $ 1,535,132           $ 330,468
                                          ===================    ==============


     The Class A, Series 2 and Series 3 Preferred Stock have a cumulative per share dividend of eighty ($0.80) per annum, paid quarterly.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

     As of September 30, 1996, the Company's current assets exceeded current liabilities by $3,542,000, a ratio of 4.8 to 1. The available cash of
$1,333,000 represented 30% of total current assets.   Cash flow from operating
activities improved by $359,000 for the three months ending September 30, 1996, over the comparable period ending September 30, 1995. The Company continues to expand the Fry Guy Integrated Food System, which was financed in the interim through the sale of equity securities. A significant portion of these expenditures will be recouped through current debt funding sources. The consolidated cash balance for the quarter increased by $768,000.

     An agreement is in place to fund current capital expenditures required by the food service segment, Fry Guy Inc. Alternate forms of non-equity financing are being reviewed to assure that needed funds are available for planned future growth. The Company believes it has adequate cash and capital available to fund its consolidated operations for the coming year.

2.   Results of Operations - Three months ended 9/30/96 versus 9/30/95

     Revenues for the quarter ended September 30, 1996, were $1,757,000, an increase of 4.5% over the comparable period in 1995. Revenues from the manufacturing and insurance segments were down 13% and 14%, respectively. These decreases were offset by revenues in the food service segment, which increased by 101%. Revenues in the pollution control segment were $100,000 during the current quarter, while no sales were reported for this segment in the comparable period in 1995.

     Consolidated operating expenses for the quarter ended September 30, 1996, increased by 5% over the prior comparable period. The increase can be principally attributed to additional marketing efforts to place food service equipment and to attract new customers in the manufacturing, insurance and environmental business segments. The Company has taken steps to reduce office overhead, as well as initiated other cost saving measures, to lower operating expenses. The consolidated loss for the current quarter was $486,000 or $.01 per share. This compares to a net loss of $458,000 or $.02 a share for the three months ended September 30, 1995.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

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

                                                  ALANCO ENVIRONMENTAL
                                                  RESOURCES CORPORATION
                                                  (Registrant)


                                                  /s/John E. Haggar
                                                  -------------------------
                                                  John E. Haggar
                                                  Chief Financial Officer


Date:  11/8/96
      --------------