Form 10-Q
period 1996-12-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1997-02-04
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . . December 31, 1996
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
            (Exact name of registrant as specified in its charter)

                Arizona                             86-0220694
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

        15900 North 78th Street, Suite 101, Scottsdale, Arizona  85260
       (Address of principal executive offices)                (Zip Code)

                                (602) 607-1010
             (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES   XX     NO
                                     ----       -----
     As of January 31, 1997, there were 34,623,401 shares of common stock outstanding.


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     INDEX


                                                                 Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    December 31, 1996 (unaudited) and
                    June 30, 1996 (audited). . . . . . . . . . . . . . 3
               Consolidated Statements of Operations
                    For the three months ended December 31,
                    1996 and 1995 (unaudited). . . . . . . . . . . . . 4
               Consolidated Statements of Operations
                    For the six months ended December 31,
                    1996 and 1995 (unaudited). . . . . . . . . . . . . 5
               Consolidated Statements of Cash Flows
                    For the six months ended December 31,
                    1996 and 1995 (unaudited). . . . . . . . . . . . . 6
               Notes to Consolidated Financial Statements
                    (unaudited). . . . . . . . . . . . . . . . . . . . 7-8

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . . . . . . . 9-10

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . 11

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND JUNE 30, 1996

                                                    Dec 31, 1996    June 30, 1996
ASSETS                                               (unaudited)      (audited)
                                                   --------------  --------------
Current Assets:
   Cash                                            $   1,065,163   $     565,199
   Accounts receivable                                 1,031,943         648,974
   Notes receivable (note 4)                           1,276,394       1,274,647
   Inventories (note 2)                                  852,654       1,281,872
   Prepaid expenses and other current assets             347,085          70,682
                                                   --------------  --------------
          Total current assets                         4,573,239       3,841,374

Property, plant and equipment                          4,686,028       3,307,258
Costs in excess of book value on acquisition of
   wholly-owned subsidiaries, net of accumulated
   amortization of $742,066 and $529,066,              5,655,863       5,869,137
   respectively
Intangible assets, net of accumulated amortization
   of $118,179 and $108,119, respectively                188,881         188,808
Assets held for sale                                   6,855,063       6,855,063
Other assets                                           1,438,843       1,286,069
                                                   --------------  --------------
         Total assets                              $  23,397,917   $  21,347,709
                                                   ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities - long term obligations      $     655,620   $     124,571
   Accounts payable and accrued expenses                 708,293         685,190
                                                   --------------  --------------
         Total current liabilities                     1,363,913         809,761

Long term obligations                                  1,096,584         372,020
Unrealized installment sales                             864,553         864,553

Redeemable Class A Preferred Stocks (note 3)             770,548         330,468

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 34,508,875 and 33,209,544
      shares issued and outstanding, respectively     52,951,484      51,783,690
   Accumulated deficit                               (33,649,165)    (32,812,783)
                                                   --------------  --------------
         Total shareholders' equity                   19,302,319      18,970,907
                                                   --------------  --------------
         Total liabilities & shareholders' equity  $  23,397,917   $  21,347,709
                                                   ==============  ==============


See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 1996 and 1995

                                                            December 31
                                                        1996          1995
                                                  --------------  -------------
Net sales                                          $  1,678,577   $  1,199,059
                                                  --------------  -------------

Operating expenses:
   Direct service and cost of goods sold                671,645        804,205
   Selling, general and administrative                1,064,079        840,639
   Depreciation and amortization                        256,310        226,887
                                                  --------------  -------------

       Total operating expenses                       1,992,034      1,871,731
                                                  --------------  -------------

       Loss from operations                            (313,457)      (672,672)

Other income (expense)                                  (23,617)       (64,872)
                                                  --------------  -------------

       Net loss                                        (337,074)      (737,544)
                                                  --------------  -------------

Dividends on preferred stock (note 3)                    13,500          -

       Net loss available for common shareholders  $   (350,574)  $   (737,544)
                                                  ==============  =============

Net loss per common share                          $      (0.01)  $      (0.02)
                                                  ==============  =============


Weighted average common shares outstanding           33,830,716     31,308,113
                                                  ==============  =============



See notes to consolidated financial statements


ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended December 31, 1996 and 1995

                                                           December 31
                                                       1996           1995
                                                  --------------  -------------
Net sales                                          $  3,435,448   $  2,881,171
                                                  --------------  -------------
Operating expenses:
   Direct service and cost of goods sold              1,617,885      1,748,978
   Selling, general and administrative                2,119,131      1,789,308
   Depreciation and amortization                        488,285        460,039
                                                  --------------  -------------

       Total operating expenses                       4,225,301      3,998,325

       Loss from operations                            (789,853)    (1,117,154)

Other income (expense)                                  (33,029)       (78,089)
                                                  --------------  -------------

       Net loss                                        (822,882)    (1,195,243)
                                                  --------------  -------------

Dividends on preferred stock (note 3)                    13,500          -

       Net loss available for common shareholders  $   (836,382)  $ (1,195,243)
                                                  ==============  =============

Net loss per common share                          $      (0.02)  $      (0.04)
                                                  ==============  =============

Weighted average common shares outstanding           33,597,497     30,806,371
                                                  ==============  =============



See notes to consolidated financial statements


ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 1996 and 1995

                                                               December 31
                                                           1996            1995
                                                      --------------  --------------
Cash flows from operating activities:
   Net loss                                           $    (822,882)  $  (1,195,243)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                      488,285         460,039
         Other                                               22,530          63,281
   (Increase) decrease in:
         Accounts receivable                               (382,109)       (141,321)
         Inventory                                           54,616        (445,226)
         Prepaid expenses and other current assets         (158,215)        (54,951)
         Other assets                                       (63,467)         -
   Increase (decrease) in:
         Accounts payable and accrued expenses               63,307        (147,924)
                                                      --------------  --------------

            Net cash provided by (used in) operating
               activities                                  (797,935)     (1,461,345)
                                                      --------------  --------------

Cash flows from investing activities:
   Notes receivable                                          (1,747)        375,000
   Purchase of property, plant and equipment               (446,527)       (314,775)
   Other                                                     (9,203)        (23,884)
                                                      --------------  --------------

            Net cash used in investing activities          (457,477)         36,341
                                                      --------------  --------------

Cash flows from financing activities:
   Proceeds from borrowings                                 300,000          -
   Payments on obligations                                 (120,818)        (57,773)
   Proceeds from the sale of common stock                   381,444       2,470,000
   Proceeds from the sale of preferred stock              1,194,750          -
                                                      --------------  --------------

            Net cash provided by financing activities     1,755,376       2,412,227
                                                      --------------  --------------

Net increase in cash                                        499,964         987,223

Cash, beginning of period                                   565,199         607,411
                                                      --------------  --------------

Cash, end of period                                   $   1,065,163   $   1,594,634
                                                      ==============  ==============

Supplemental disclosure of non-cash operating,
   investing and financing activities:
   Capital leases entered into during period:         $   1,034,650   $      -
   Issuance of capital stock:
      Other                                           $      11,850   $       6,700
      For conversion of preferred stock                     774,500          -

See Notes to consolidated financial statements


          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR SIX MONTHS ENDED DECEMBER 31, 1996


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1996, Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1996, and for all periods presented. The results of operations for the six months ending December 31, 1996, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.


Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31, 1996, and June 30, 1996, is listed below:

                                       December 31, 1996         June 30, 1996

     Finished goods                        $ 365,558              $   761,977
     Work-in-process                         130,862                  171,204
     Raw material                            356,234                  348,691
                                           ---------              ------------
                                           $ 852,654              $ 1,281,872
                                           =========              ============

Note 3 - Redeemable Preferred Stock

     The following is a listing of Redeemable Preferred Stock outstanding:

                                          December 31, 1996       June 30, 1996

Redeemable Preferred Stock, $20,000
     par value, Class A, Series 1,
     convertible, non-cumulative,
     voting; 5,000,000 shares authorized;
     26 shares issued and outstanding         $   350,300           $ 330,468

Redeemable Preferred Stock, $10 par value,
     Class A, Series 2, convertible,
     voting; 110,000 shares authorized and
     issued and 35,000 shares outstanding         309,749                -

Redeemable Preferred Stock, $10 par value,
     Class A, Series 3, convertible,
     voting; 25,000 shares authorized and
     issued and 12,500 shares outstanding         110,499                -
                                              -----------           ----------

                    Total                     $   770,548           $ 330,468
                                              ===========           ==========

     The Class A, Series 2 and Series 3 Preferred Stock have a cumulative per share dividend of eighty ($0.80) per annum, paid quarterly.


Note 4 - Subsequent Events

     During January, 1997, the Company received $495,000 from Amarante Financial S.A. relating to the Company's sale of 86% of its 70% interest in Phoenix Medical Management, Inc. The $495,000 was the balloon payment due from the sale and had been in default since December, 1995.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

     As of December 31, 1996, the Company's current assets exceeded current liabilities by $3,209,000, a ratio of 3.4 to 1. Consolidated cash increased during the six months ended December 31, 1996 by $500,000 to $1,065,000, which represented 23% of current assets. Cash flow from operating activities improved by $663,000 for the six months ended December 31, 1996. Subsequent to December 31, 1996, $495,000 was collected on an outstanding receivable. Refer to Note 4.

     The Company entered into capital lease obligations of $1,035,000 which were used entirely for expansion of the Fry Guy Integrated Food System. The Company will continue to use available lease financing to fund growth in the Fry Guy operations. As the program matures, internally generated cash could be used to a larger degree to satisfy capital requirements. The Company is not anticipating significant capital needs in the other business segments. As of December 31, 1996, the Company maintained a ratio of 9% debt to 91% equity.

     The Company continues to actively seek opportunities to maximize the value of its mining assets. Currently, payments received from a contingent sale are adequate to cover expenses relating to the mining properties. The Company believes it has adequate cash and capital available to fund consolidated operations for the coming year.

2.   Results of Operations

     (a.)  Three months ended 12/31/96 versus 12/31/95

     Consolidated revenues for the quarter ended December 31, 1996 were $1,679,000, an increase of 40% over the comparable period in 1995. Revenues from the manufacturing and insurance segments were down 16% and 72%, respectively. These decreases were offset by revenues in the food service segment, which increased by 542%. The pollution control segment reported sales of $56,000 during the current quarter.

     Consolidated operating expenses for the quarter ended December 31, 1996 increased by 6% over the prior comparable period. The increase can be principally attributed to additional marketing efforts to place food service equipment and to attract new customers in the manufacturing, insurance and environmental business segments. The Company has taken steps to reduce office overhead, as well as initiated other cost saving measures, to lower operating expenses. The consolidated loss for the current quarter was $337,000 or $.01 per share. This compares to a net loss of $738,000 or $.02 a share for the three months ended December 31, 1995.

     (b.)  Six months ended 12/31/96 versus 12/31/95

     Revenues for the six months ended December 31, 1996 were $3,435,000, an increase of 19% over the comparable period in 1995. Revenues from the manufacturing and insurance segments were down 14% and 44%, respectively. These decreases were offset by revenues in the food service segment, which increased by 300%. Revenues in the pollution control segment were $150,000 during the current six months. There were no sales reported for this segment in the comparable period in 1995.

     Consolidated operating expenses for the six months ended December 31, 1996 increased by 6% over the prior comparable period. The increase can be principally attributed to additional marketing efforts and increased personnel in the food service segment offset by an improved gross profit margin in that segment. The consolidated loss for the current six months was $823,000 or $.02 per share. This compares to a net loss of $1,195,000 or $.04 a share for the six months ended December 31, 1995.

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

                                                  ALANCO ENVIRONMENTAL
                                                  RESOURCES CORPORATION
                                                  (Registrant)


                                                  /s/John E. Haggar
                                                  _____________________________
                                                  John E. Haggar
                                                  Chief Financial Officer


Date: February 4, 1997