Form 10-Q
period 1997-03-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1997-05-14
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . . . .March 31, 1997
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Arizona                          86-0220694
          -----------------------------------------------------------
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

        15900 North 78th Street, Suite 101, Scottsdale, Arizona  85260
      ------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                                (602) 607-1010
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES   XX     NO
                                    ------       ------

     As of May 7, 1997, there were 35,346,527 shares of common stock outstanding.



                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     INDEX


                                                                 Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    March 31, 1997 (unaudited) and
                    June 30, 1996 (audited). . . . . . . . . . . . . . 3
               Consolidated Statements of Operations
                    For the three months ended March 31,
                    1997 and 1996 (unaudited). . . . . . . . . . . . . 4
               Consolidated Statements of Operations
                    For the nine months ended March 31,
                    1997 and 1996 (unaudited). . . . . . . . . . . . . 5
               Consolidated Statements of Cash Flows
                    For the nine months ended March 31,
                    1997 and 1996 (unaudited). . . . . . . . . . . . . 6
               Notes to Consolidated Financial Statements
                    (unaudited). . . . . . . . . . . . . . . . . . . . 7-8

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . 10

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND JUNE 30, 1996

                                                    March 31,1997    June 30,1996
ASSETS                                               (unaudited)       (audited)
                                                   ---------------  --------------
Current assets:
   Cash                                            $      522,272   $     565,199
   Accounts receivable                                  1,451,662         648,974
   Notes receivable                                       782,686       1,274,647
   Inventories (note 2)                                   694,906       1,281,872
   Prepaid expenses and other current assets              367,054          70,682
                                                   ---------------  --------------
         Total current assets                           3,818,580       3,841,374

Property, plant and equipment                           4,840,397       3,307,258
Costs in excess of book value on acquisition of
   wholly-owned subsidiaries, net of accumulated
   amortization of $848,976 and $529,066,               5,549,226       5,869,137
   respectively
Intangible assets, net of accumulated amortization
   of $123,490 and $108,119, respectively                 204,462         188,808
Assets held for sale                                    6,855,063       6,855,063
Other assets                                            1,469,456       1,286,069
                                                   ---------------  --------------
         Total assets                              $   22,737,184   $  21,347,709
                                                   ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities - long term obligations      $      707,438   $     124,571
   Accounts payable and accrued expenses                  921,613         685,190
                                                   ---------------  --------------
         Total current liabilities                      1,629,051         809,761

Long term obligations                                   1,053,497         372,020
Unrealized installment sales                              864,553         864,553

Redeemable Class A Preferred Stocks (note 3)              110,499         330,468

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 35,194,979 and 33,209,544
      shares issued and outstanding, respectively      53,626,506      51,783,690
   Accumulated deficit                                (34,546,922)    (32,812,783)
                                                   ---------------  --------------
         Total shareholders' equity                    19,079,584      18,970,907
                                                   ---------------  --------------
         Total liabilities & shareholders' equity  $   22,737,184   $  21,347,709
                                                   ===============  ==============






See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 1997 and 1996

                                                             March 31
                                                        1997           1996
                                                   -------------  -------------

Net sales                                          $  1,791,181   $    974,085
                                                   -------------  -------------

Operating expenses:
   Direct service and cost of goods sold              1,118,131        670,910
   Selling, general and administrative                1,240,796      1,132,952
   Depreciation and amortization                        287,518        216,437
                                                   -------------  -------------

       Total operating expenses                       2,646,445      2,020,299
                                                   -------------  -------------

       Loss from operations                            (855,264)    (1,046,214)

Other income (expense)                                  (38,391)        (2,374)
                                                   -------------  -------------

       Net loss                                        (893,655)    (1,048,588)
                                                   -------------  -------------

Dividends on preferred stock (note 3)                     4,100          -

       Net loss applicable to common shareholders  $   (897,755)  $ (1,048,588)
                                                   =============  =============

Net loss per common share                          $      (0.03)  $      (0.03)
                                                   =============  =============

Weighted average common shares outstanding           34,765,533     32,403,029
                                                   =============  =============







See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended March 31, 1997 and 1996

                                                            March 31
                                                        1997           1996
                                                   -------------  -------------

Net sales                                          $  5,226,629   $  3,855,256
                                                   -------------  -------------

Operating expenses:
   Direct service and cost of goods sold              2,736,016      2,286,440
   Selling, general and administrative                3,359,928      3,056,077
   Depreciation and amortization                        775,803        676,107
                                                   -------------  -------------

       Total operating expenses                       6,871,747      6,018,624
                                                   -------------  -------------

       Loss from operations                          (1,645,118)    (2,163,368)

Other income (expense)                                  (71,420)       (80,463)
                                                   -------------  -------------

       Net loss                                      (1,716,538)    (2,243,831)
                                                   -------------  -------------

Dividends on preferred stock (note 3)                    17,600          -

       Net loss applicable to common shareholders  $ (1,734,138)  $ (2,243,831)
                                                   =============  =============

Net loss per common share                          $      (0.05)  $      (0.07)
                                                   =============  =============

Weighted average common shares outstanding           33,982,095     31,334,310
                                                   =============  =============






See notes to consolidated financial statements

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 1997 and 1996

                                                                March 31
                                                            1997            1996
                                                      --------------  --------------
Cash flows from operating activities:
   Net loss                                           $  (1,716,538)  $  (2,243,830)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                      775,803         675,974
         Other                                               38,215         179,099
   (Increase) decrease in:
         Accounts receivable                               (802,688)       (151,031)
         Inventory                                          154,739        (561,944)
         Prepaid expenses and other current assets          (98,184)        (63,539)
         Other assets                                       (83,563)         (7,513)
   Increase (decrease) in:
         Accounts payable and accrued expenses              285,874        (131,052)
                                                      --------------  --------------

            Net cash used in operating activities        (1,446,342)     (2,303,836)
                                                      --------------  --------------

Cash flows from investing activities:
   Notes receivable                                          -             (410,000)
   Purchase of property, plant and equipment               (647,554)       (383,911)
   Additions to intangible value                            (31,025)        (47,047)
   Proceeds from sale of securities                          -              120,390
   Collection of receivables                                495,000         375,000
   Other                                                       (724)        (41,030)
                                                      --------------  --------------

            Net cash used in investing activities          (184,303)       (386,598)
                                                      --------------  --------------

Cash flows from financing activities:
   Proceeds from borrowings                                 300,000          -
   Payments on obligations                                 (275,876)        (73,166)
   Dividends paid                                           (12,600)         -
   Proceeds from the sale of common stock                   381,444       3,516,713
   Proceeds from the sale of preferred stock              1,194,750          -
                                                      --------------  --------------

            Net cash provided by financing activities     1,587,718       3,443,547
                                                      --------------  --------------

Net increase (decrease) in cash                             (42,927)        753,113

Cash, beginning of period                                   565,199         607,411
                                                      --------------  --------------

Cash, end of period                                   $     522,272   $   1,360,524
                                                      ==============  ==============

Supplemental disclosure of non-cash operating,
   investing and financing activities:
   Capital leases entered into during period:         $   1,198,464   $      -
   Issuance of capital stock:
      Other                                           $      25,450   $      91,206
      For conversion of preferred stock                   1,440,922          -



See notes to consolidated financial statements

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR NINE MONTHS ENDED MARCH 31, 1997


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1996, Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1997, and for all periods presented. The results of operations for the nine months ending March 31, 1997, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.


Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 1997, and June 30, 1996, is listed below:

                                       March 31, 1997            June 30, 1996
                                       --------------           --------------
     Finished goods                       $313,225                $   761,977
     Work-in-process                        34,741                    171,204
     Raw material                          346,940                    348,691
                                       --------------           --------------
                                          $694,906                $ 1,281,872
                                       ==============           ==============

Note 3 - Redeemable Preferred Stock

     The following is a listing of Redeemable Preferred Stock:

                                          March 31, 1997          June 30, 1996
                                         ----------------        ---------------
Redeemable Preferred Stock, $20,000
     par value, Class A, Series 1,
     convertible, non-cumulative,
     voting; 5,000,000 shares authorized;
     26 shares issued and 0 shares
     outstanding                             $    -                 $ 330,468

Redeemable Preferred Stock, $10 par value,
     Class A, Series 2, convertible,
     voting; 110,000 shares authorized and
     issued and 0 shares outstanding              -                      -

Redeemable Preferred Stock, $10 par value,
     Class A, Series 3, convertible,
     voting; 25,000 shares authorized and
     issued and 12,500 shares outstanding      110,499                   -
                                            ------------            ----------

                    Total                    $ 110,499              $ 330,468
                                            ============            ==========


     The Class A, Series 2 and Series 3 Preferred Stock have a cumulative per share dividend of eighty cents ($0.80) per annum, paid quarterly.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

     As of March 31, 1997, the Company's current assets exceeded current liabilities by $2,190,000, a ratio of 2.3 to 1. Consolidated cash decreased during the nine months ended March 31, 1997 by $43,000 to $522,000. For the nine months ended March 31, 1997, cash flow from operating activities improved by $858,000 over the comparable prior period.

     The Company will continue to use available lease financing to fund growth in the Fry Guy operations. As the program matures, internally generated cash could be used to a larger degree to satisfy capital requirements. Alternative forms of financing are being reviewed to assure capital is available for planned growth. The Company is not anticipating significant capital needs in the other business segments. Also, the Company is in the process of divesting itself of business segments that do not fit into overall corporate strategy.

     The Company believes it has adequate cash and capital available to fund consolidated operations for the coming year.

2.   Results of Operations

     (a.)  Three months ended 3/31/97 versus 3/31/96

     Consolidated revenues for the quarter ended March 31, 1997 were $1,791,000, an increase of 84% over the comparable period in 1996. Revenues from the insurance segment were down 87%. This decrease was offset by revenues in the food service and manufacturing segments, which increased by 749% and 98%, respectively.

     Consolidated operating expenses for the quarter ended March 31, 1997 increased by 31% over the prior comparable period. The increase can be principally attributed to increased cost of goods sold and direct services due to higher sales in the food and manufacturing segments. This was offset by lower costs in the insurance segment. Promotion of the Fry Guy Inc. food system and development of the infrastructure to accommodate the projected increase in sales volume added to the general and administrative expense, which increased 8% over the comparable quarter. The consolidated loss for the current quarter was $894,000 or $.026 per share. This compares to a net loss of $1,049,000 or $.032 a share for the three months ended March 31, 1996.

     (b.)  Nine months ended 3/31/97 versus 3/31/96

     Revenues for the nine months ended March 31, 1997 were $5,227,000, an increase of 36% over the comparable period in 1996. Revenues in the food service and manufacturing segments increased by 397% and 9%, respectively. Revenues from the insurance segment were down 61%.

     Consolidated operating expenses for the nine months ended March 31, 1997 increased by 14% over the prior comparable period. Sixty-six percent of the increase is directly related to additional cost of goods sold and direct service expenses associated with sales increases. The balance of the increase can be attributed to additional promotional efforts and sales commissions. The consolidated loss for the current nine months was $1,717,000 or $.051 per share. This compares to a net loss of $2,244,000 or $.072 a share for the nine months ended March 31, 1996.

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

                                                  ALANCO ENVIRONMENTAL
                                                  RESOURCES CORPORATION
                                                  (Registrant)


                                                  /s/John E. Haggar
                                                  ------------------------
                                                  John E. Haggar
                                                  Chief Financial Officer


Date: May 13, 1997