Form 10-K
period 1997-06-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1997-09-29
CIK 98618

Form 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934
                    For the fiscal year ended June 30, 1997
                         Commission file number 0-9347

                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

               Arizona                               86-0220694
               ------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification No.)

          15900 North 78th Street, Suite 101, Scottsdale, AZ    85260
          -----------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

              Registrant's Telephone Number:      (602) 607 1010

       Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          --------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                --------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $21,418,343 as of September 19, 1997

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 35,346,527 as of September 19, 1997.

Documents incorporated by reference: None

PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Alanco Environmental Resources Corporation is an Arizona corporation which was organized in 1969. Unless otherwise noted, "Company" refers to Alanco Environmental Resources Corporation and its wholly-owned subsidiaries. The Company's operations, primarily through subsidiaries, are diversified and include: (i) air pollution control product manufacturing, technology design and marketing; (ii) industrial and agricultural equipment manufacturing, technology design and marketing; (iii) restaurant equipment/food marketing and distribution; and (iv) mineral property ownership.

RECENT BUSINESS DEVELOPMENTS

     Fry Guy Update. The Company's Fry Guy subsidiary has shown significant growth. In December 1996, the Company completed the initial nationwide roll-out of its Integrated Finger Food Marketing ("IFFM") program, featuring the Company's private label SGT. FRY food menu, in 1,150 Wal-Mart stores. By fiscal year end, the Wal-Mart penetration had increased to 1,300 locations. More than half of the new locations added after the initial roll-out represent conversion of stores with other national branded food programs to Wal-Mart's Radio Grill, which features the Fry Guy program and SGT. FRY foods. The Company expects to add additional Wal-Mart locations during the current fiscal year. Over the course of the fiscal year, the menu items have expanded to 17 items including French fries, chicken nuggets, chicken strips, onion rings, French toast, cheese sticks and jalapeno peppers.

     In December 1996, the Company also announced an agreement with Salubre Foods International, Inc., based in Cincinnati, Ohio, to take the Fry Guy program to the independent retail market through Salubre's network of institutional and independent distributors. After a slow start-up, the Salubre program began to grow in March 1997. Salubre has signed participation agreements with approximately 26 independent distributors, each of which is placing the program with individual retail outlets. Management believes the Salubre program will accelerate as additional distributors are added.

     Fry Guy is now serving the Mann Theatre group of Los Angeles. Mann operates 65 movie theatres in California, Oregon and Colorado. The fryers are currently installed in 3 theatres in the Denver area and 11 theatres in Los Angeles and Orange Counties. The roll-out continues at this time.

     The Company also reached an agreement in December 1996 with Shantou Sez Jian Machine and Electronics Co., Ltd. ("Jian"), providing Jian with exclusive marketing rights to Fry Guy's SGT. FRY foods in the People's Republic of China for five years in conjunction with Jian's proprietary Chinese-patented deep frying machines. As of fiscal year end, Jian's food orders have been limited to sample orders and test products.

     CDSI Update. Basic testing of the Charged Dry Sorbent Injection (CDSI) system to measure the electric charge on inert sorbent materials, such as lime, was completed in March 1997 with satisfactory results. The results showed that lime could be charged. A design study and testing of the old CDSI units has resulted in the development of a new prototype CDSI system. The new system includes a new three prong charging chamber as opposed to the older single prong unit. Laboratory tests of the new charging chamber show it to have three to five times the charging capacity of the older units. Also, a new automated power supply has been designed to maximize the charging chamber's potential.

     In addition, the basic pneumatic hardware for the unit has been refined into a superior product. The old units previously sold in China could only pneumatically inject sorbent into a stack at about 610 pounds per hour, thus requiring multiple units for even small outputs by industry standards. The new unit will charge over three times the sorbent as did its predecessor.

     Finally, the new unit has a new electronics package designed to be totally automatic, leaving only on and off controls for the operator. The prototype CDSI system is nearing assembly completion at Alanco's factory in Falls City, Nebraska. An owner's manual to be furnished with each machine is also being developed. The owner's manual discusses the theory of operation, compares CDSI to other dry scrubbing systems, contains detailed operating and maintenance instructions, and includes comprehensive parts lists for all components in the system.

     Presently, Alanco is seeking an actual user location of a boiler system in which the prototype CDSI can be installed and certified according to the Environmental Protection Agency ("EPA") for use in the United States.

     The Company also reports progress in its environmental operations in China. The Company's wholly owned Chinese incorporated subsidiary, Alanco Environmental Technology (Beijing) Co., Ltd., reached an agreement at the end of the fiscal year with Guangzhou Paper Ltd., in Guangzhou Province, China, to sell the paper mill eight CDSI industrial air pollution control systems. The installation schedule on the $1,050,000 contract calls for completion at the end of February 1998. Subsequent to the fiscal year end, the Company received a $120,000 deposit on the contract. Guangzhou Paper is China's largest production paper mill and one of China's 500 largest business enterprises. Management believes the Guangzhou agreement represents acceptance of the CDSI system's performance at the highest level of Chinese industry, and expects ongoing negotiations in China to result in subsequent agreements.

     The Gaungzhou Paper contract represents Alanco's third CDSI installation in China. In April the Company announced receipt of compliance approval for its CDSI system from Hangzhou Iron and Steel Company, the largest steel producing factory in China's Zheijiang Province. In January Alanco announced that it had received a Certificate of Final Acceptance for the CDSI system installed in the Dezhou Thermal Power Plant in China. That certification was issued after the Shandong Province EPA Monitoring Center completed over a year of tests of emissions from the CDSI system and found the system met China's national emissions standards. The Company has agreed to sell Hangzhou Iron and Steel and Dezhou Thermal additional CDSI systems.

     Manufacturing Update. In April the Company announced its wholly owned subsidiary, Alanco Environmental Manufacturing Incorporated (AEMI), had been awarded a major dust control contract for the world's largest fiberboard plant, currently under construction in Eldorado, Arkansas.

     In a contract valued in excess of $600,000, Alanco will provide the Del-Tin Fiber, LLC, Medium Density Fiberboard Plant with 13 state of the art low pressure cartridge filters for capturing wood dust in the processing plant. The Alanco filters will process and clean approximately 436,000 cubic feet of air per minute. Del-Tin is a joint venture between Deltic Timber Corporation and Temple Inland Forest Products Corporation. The Del-Tin joint venture will have an annual capacity of 150 million square feet of medium density fiberboard, and will begin production in early 1998.

     AEMI, located in Falls City, Nebraska, designs and manufactures industrial air pollution control filters for nuisance or hazardous dusts and associated peripheral equipment, as well as agricultural aeration and drying equipment and systems, and pneumatic conveying packages and systems to handle bulk commodities. The Company also offers custom design and fabrication of specialized equipment. Another key AEMI development is the company`s new E-86 cartridge dust control filter, for which a patent is pending. When patented, management expects sales of the new cartridge filter to provide significant revenues.

     Insurance Update. As of June 30, 1997, the Company discontinued the operations of its insurance claims adjusting subsidiary, Unique Systems, Inc., d/b/a National Affiliated Adjustment Company. The decision to discontinue these operations was based upon the subsidiary's losses and Management's plans to reduce the Company's overhead and focus upon its Fry Guy and air pollution control operations.

     Mining Update. During the fiscal year just ended, the contingent sale to Kennecott Copper of 56 mining claims, located in the Tombstone Mining District, was terminated. In addition, the Company, in complying with new accounting standards relating to asset impairment, has reduced the carrying value of its mining properties by $2,593,000. Refer to Note 6 of the Consolidated Financial Statements for further discussion.

DESCRIPTION OF BUSINESS

Air Pollution Control Segment

     The Company's principal air pollution control technology is the CDSI system. The Company acquired the rights to this technology and others in 1989 and has spent the past several years in engineering and testing. A new production model of the CDSI is now available to the market. The new CDSI has improved electronics and new components which will make it more effective and reliable than previous units.

     The CDSI system is a patented process that utilizes an electrostatically charged sorbent to remove noxious gases, such as sulfur dioxide, from a hot exhaust gas stream from a stationary air pollution source, such as a factory. The electrostatic charge causes the sorbent particles to be more dispersed and to more readily react with a pollutant molecule in the gas stream. The solid product of this reaction is then later removed from the gas stream. The CDSI system has a significantly lower cost relative to competing technologies with similar levels of efficiency.

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

     The CDSI system is easily adapted to a wide variety of industrial applications and requires little maintenance. The Company believes the system is particularly well suited to use in power plants, mining and smelting facilities, incinerators, steel mills, and roaster/dryer facilities, such as hot mix asphalt plants. There are thousands of these facilities in North America alone. Many of these plants are experiencing problems complying with U.S. Environmental Protection Agency standards, and the CDSI presents a cost effective means of achieving compliance. The Company believes that the CDSI system has substantial market potential in this application.

     The proprietary portions of the CDSI system are fabricated and assembled by the Company. The Company's wholly-owned subsidiary, Alanco Environmental Manufacturing Inc., is capable of producing all the necessary ancillary equipment for a CDSI installation within the United States. Non-proprietary, ancillary equipment required for an installation outside the United States will be contracted to local fabricators.

     Marketing. The Company's marketing strategy for the CDSI system is to continue its marketing efforts in the People's Republic of China through Alanco Beijing and initiate a marketing program in the United States, South America and Eastern Europe through contract marketing agreements with unrelated third parties.

     In the United States, the Company sees the highest demand for its CDSI products in the roaster/dryer, power generating, paper mills, steam boiler, and the metals refining and production industries.

     In the United States, the Company is contacting companies identified by the EPA as present or possibly future violators of SO2 emission standards and proposing use of the CDSI system on a test basis. Once a test site is obtained, the Company believes that the CDSI system should meet upcoming 1999 emission standards and that the CDSI system will be EPA approved for use in the United States. Once EPA approval is obtained, the Company intends to market the CDSI systems through third party marketing contracts wherein the contractor will arrange and provide all required engineering and construction services. Such third party marketing contractors will also be used in South America and Eastern Europe.

     The Company believes that China represents the largest single potential market for CDSI technology. There are currently more than 450,000 industrial coal-fired boilers in China, a country which consumes more coal than any other country in the world. Chinese central authorities are expected to release new regulations by year end regarding sulfur dioxide emission rates by industrial concerns. Officials of the Chinese environmental regulations authority have stated they believe the Company's CDSI technology is the best sulfur removing technology for the small to medium size boilers in China, estimated to number in excess of 300,000.

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

     In October, 1995, test results from the Dezhou Heat & Power Plant exceeded Chinese compliance standards for sulfur dioxide removal with a removal efficiency for sulfur dioxide of 69.5%. These results were also achieved using a much lower ratio of sorbent to sulfur than employed by traditional dry sorbent injection methods, which results in a significant cost savings. This facility is now certified as operating in compliance with Chinese standards.

     After completion of a one year testing period, Alanco Beijing permanently installed one CDSI unit at the Dezhou Heat & Power Plant. Dezhou Heat and Power is expected to purchase more units. The Company's CDSI system was one of five environmental technologies listed in Premier Li's "Agenda 21" plan for cleaning up China's environment. The Agenda 21 listing is expected to result in additional sales of CDSI systems.

     Hangzhou purchased one CDSI unit with ancillary equipment for installation in October, 1996. The total price for this installation is $155,000, and the Company has received 80% of the purchase price of the contract to date with the final 20% to be paid in January 1998. Now that testing and acceptance of the initial installation is complete, Hangzhou has indicated that it will consider purchasing four additional systems, two of which will be designed for new boilers. Eight CDSI units have recently been sold to Guangzhou Paper Ltd., China's largest paper mill.

     Raw Materials. The Company has numerous sources for materials and parts used to manufacture the CDSI equipment. It does not foresee any difficulty in the availability of needed materials nor any substantial increase in the price of materials.

     Patents.  The Company owns the following United States patents:

          U.S. Patent Application entitled "Apparatus For Removing Particulate Matter And Gases From A Polluted Gas Stream" issued as U.S. Patent No. 5,308,590 on May 3, 1994. This patent is also filed in China.

          U.S. Patent Application entitled "Method For Removing Particulate Matter And Gases From A Polluted Gas Stream" issued as U.S. Patent No. 5,332,562 on July 26, 1994. This patent is also filed in China.

          U.S. Patent Application entitled "Hopper System And Electrostatic Gun For Injection Of An Electrostatically Charged Sorbent Into A Polluted Gas Stream" issued as U.S. Patent No. 5,312,598 on May 17, 1994. In addition, this patent application has been filed in Argentina, Australia, Brazil, Canada, Chile, China, Europe, India, Japan, Korea, Mexico, Pakistan, Turkey and Venezuela.

          U.S. Patent Application entitled "Improved Electrostatic Gun For Injection Of An Electrostatically Charged Sorbent Into A Polluted Gas Stream" issued as U.S. Patent No. 5,591,412 on January 7, 1997.

          U.S. Patent Application entitled "Purging Electrostatic Gun For Injection Of A Charged Dry Sorbent Injection And Control System For The Remediation Of Pollutants In A Gas Stream" issued as U.S. Patent No. 5,648,049 on July 15, 1997.

          U.S. Patent Application entitled "Industrial Dust Collector And Method For Its Use" filed April 24, 1997, which is currently pending.

     The Company owns United States Patent No. 4,220,478 titled "Method For Removing Particulate Matter From A Gas Stream And A Method for Producing A Product Using The Removed Particulate Matter" and United States Patent No. 4,290,786 titled "Apparatus For Removing Particulate Matter From A Gas Stream". These are old patents which began to expire in 1997 and deal primarily with the

Environetics Dry Scrubber System ("EDSS") or media bed filter system for the capture of particulate matter.

      The Company believes that the rights to and/or ownership of these patents and patent applications are crucial to its future success. The Company has filed for additional U.S. and International patents and will continue to do so as developments warrant.

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

     Research and Development Activities. The Company continues to take every opportunity to enhance the performance capability of its systems through innovative configurations and special chemical sorbents. Recent research and development has demonstrated that the CDSI unit does charge lime (SO2 sorbent), and the theories are in fact correct. This year the CDSI unit has been redesigned into an industrial quality unit capable of the performance and reliability to perform in the most severe industrial environments.

     Employees. As of September 1, 1997, the Company had six individuals whose principal responsibilities were in this business segment.

Air Pollution Control and Agricultural Aeration Equipment Manufacturing Segment

     Alanco Environmental Manufacturing, Inc., ("AEMI") is the Company's wholly-owned subsidiary which operates from its facility in Falls City, Nebraska. AEMI manufactures aeration equipment for the agricultural industry as well as baghouses and cyclones for industrial applications. The product lines are: Reverse Air Filters, Pulse Jet Filters, Cyclonic Collectors, Centrifugal Fans, Pneumatic Conveyors and Ducting. The manufacturing facility can also perform job shop and original equipment manufacturing for other entities. AEMI, as indicated above, also manufactures the CDSI system equipment for the parent company. AEMI accounted for 53% of consolidated revenues for the year ended June 30, 1997.

     Marketing. AEMI uses a network of commissioned sales representatives located across the United States as its primary marketing and sales force. Personnel at Falls City conduct direct marketing and sales activities,
including telephone sales.   AEMI also maintains a small office for
representative support in Kansas City, MO.

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

     Patents. AEMI has developed a new Cartridge Filter called the "E-86". A patent has been applied for and is pending final approval. AEMI has developed this filter in conjunction with the passage of the new Clean Air Act of 1990. This filter falls in line with the proposed Pm2.5 ruling that will replace Pm10.

     Seasonality of Business. The Company's manufactured products are marketed to two separate industries. The agricultural segment is highly seasonal. The demand for agricultural products, such as fans, ducting and fan/heater assemblies, begins to heighten around April and May and normally tapers off around October and November. The industrial products are produced year round.

     Working Capital Practices. At year end, the manufacturing segment had a current ratio (current assets divided by current liabilities) of approximately
3.5 to 1. A strong current position is required to offset the seasonality of the business. In the past this segment was financed through the parent company. However, during the past two years, outside financing was not required. Based upon past performance, AEMI should generate needed capital internally.

     Dependence Upon Key Customers. The Company has recorded sales to over 500 different customers during the year ended June 30, 1997. Of these, no one customer accounted for 10% of consolidated revenues generated during the period. Continuation of customer base depends upon pricing, quality and availability.

     Backlog Orders. The Company had orders for approximately $1,101,000 as of September 12, 1997. The Company believes that all of this will be fulfilled in the coming fiscal year and that no material change should occur. The Company had a backlog of $250,000 for the comparable period last year.

     Competitive Conditions. AEMI categorizes its competition into two groups. The aeration equipment group, which is seasonal, has three major manufacturers to compete against. On a competitive note, AEMI is the leader and produces equipment for the upper end customer. The second category is industrial air pollution equipment. AEMI is new to this market but has procured significant orders in the market, thereby demonstrating its sales, engineering and production abilities.

     Employees. As of September 1, 1997, the manufacturing segment employed a total of 45 people.

Restaurant Equipment/Food Marketing and Distribution Segment

     Fry Guy Inc. ("Fry Guy") has developed an Integrated Finger Food Marketing ("IFFM") program whereby it supplies a deep fry machine to customers who are required to utilize foods of an affiliated distributor. The Company receives income for all foods sold to the customer utilizing the Company's deep fryer. In general, the Company has targeted qualified retail businesses offering or desiring to offer hot foods.

     Fry Guy created the IFFM program in conjunction with prominent food suppliers as strategic partners with whom it has agreements. These suppliers include Anchor Foods, Zartic Inc., Cargill, and the Lamb-Weston division of Conagra. Each strategic partner provides an essential ingredient for the IFFM program. Lamb-Weston, the world's largest supplier of food service French fries, provides the potato products, mainly French fries. Zartic Inc. provides the meat products including chicken nuggets and strips. Anchor Foods provides onion rings, French toast, cheese sticks and cheese stuffed jalapeno peppers. Cargill is the supplier of the cooking oil.

     The fryer, which operates with an air filtering system, eliminates the need for a venting system, which is necessary with conventional restaurant deep fryers. The machine operates, with an automated lowering and raising basket mechanism, on 110 volt electricity as compared to the 220 volts usually required by conventional deep fryers. The machines weigh only 70 pounds and can be operated from a countertop. A one gallon or two gallon fryer are available.

     As part of the continued growth of its IFFM program, the Company is now servicing 1,300 Wal-Mart stores and has just been awarded 85 Super Centers, which were not part of the original program. The IFFM program has replaced McDonald's, Taco Bell, Wendy's, A&W Root Beer and Little Caesar's Pizza in a number of Wal-Mart locations.

     Salubre Foods International, Inc., Fry Guy's master distributor, has thus far developed approximately 26 working distributors who are promoting the IFFM program. Fry Guy is now serving the Mann Theatre group of Los Angeles. Mann operates 65 movie theatres in California, Oregon and Colorado. The fryers are currently installed in 3 theatres in the Denver area and 11 theatres in Los Angeles and Orange Counties. The roll-out continues at this time.

     Marketing. In directing its marketing effort, Fry Guy, through Salubre, has targeted small food outlets and similar facilities in convenience stores, discount/department stores, shopping malls, bars and other premises with small snack bar facilities that previously were unable to offer hot food items. Fry Guy provides these facilities with the Fry Guy fryer without charge and receives payment from the food purchased by the distributor. As part of this Integrated Finger Food Marketing program, Fry Guy also provides warranty service and repairs to the fryer, training for the fryer operators, promotional and point of sale materials and a program for the development and introduction of new food products.

     Under its agreement with Wal-Mart, Fry Guy will place a total of 1,750 fryers in Wal-Mart snack bars nationally. As of September 1, 1997, 1,300 of these fryers have been installed. The process of delivering fryers to the balance of the Wal-Mart snack bars is under way and will be completed by year end.

     Working Capital Practices. Fry Guy will continue its objective of placing frying machines in profitable locations and will continue to develop its distribution system. Fry Guy intends to use internally generated cash flow and available lease financing to fulfill its capital requirements.

     Dependence Upon Key Customers. The focus of the Company's restaurant equipment/food distribution segment has been almost entirely devoted to its relationship with Wal-Mart. Successful operations of Fry Guy are dependent upon the Company's ability to meet its obligations under its agreement with Wal-Mart. Although the Company has one year remaining on a two year commitment with Wal-Mart, a decision by Wal-Mart to cease or reduce its commitment with the Company's IFFM program would have a material adverse affect on its business. Negotiations are under way for a new contract with Wal-Mart.

     Backlog Orders. As of September 1, 1997, the Company has an order backlog for the placement of fryers of approximately 150.

     Competitive Conditions. Fry Guy is aware of only one direct competitor which actively markets a ventless small capacity deep fryer, but does not market food products. Numerous competitors offer equipment which requires venting to the outside. Also, they are unaware of any competitor providing both the sales and distribution of a finger food program.

     Employees.  As of September 1, 1997, Fry Guy has 15 employees.

Insurance Claims Adjusting Segment

     As of June 30, 1997, the Company chose to discontinue its insurance claims adjusting segment. The Company acquired National Affiliated Adjustment Company ("NAAC"), an independent claims loss adjustment company based in Scottsdale, Arizona, in 1995. Prior to its acquisition, NAAC and a predecessor had been in operation for more than 10 years and was one of the largest independent claims adjustment firms in Arizona. NAAC was operated by the Company's subsidiary, Unique Systems, Inc., doing business as National Affiliated Adjustment Company. NAAC was a processor of property, casualty, health insurance and workmen's compensation claims. It also provided automobile appraisals for a variety of insurance companies. NAAC's operating revenues for the year ended June 30, 1997, were $403,000 compared to $1,194,000 for the prior year.

     The decision to discontinue NAAC's operations was a result of several factors. NAAC ceased processing workmen's compensation claims during the 1996 fiscal year. The Company's efforts to replace the lost revenues proved unsuccessful, and NAAC has been unable to generate sufficient income to pay its expenses. Management determined that focusing the Company's resources and attention on the food service segment and the pollution control segment was in the Company's best interest.

Mining Segment

     The Company has classified its mineral properties as assets held for sale. It currently holds mining properties without any exploration or development activity. The Company has been informed by its consulting geologist that certain of the Company's mining properties lack economic feasibility, based on the extent of exploration to date. The geologist has, however, encouraged the Company to continue exploration efforts until a feasible ore body is proven or a decision is reached to abandon the property.

     The Company had previously recorded a contingent sale of 56 mining claims located in the Tombstone Mining District. This contingent sale was recorded as an installment sale contract and any profit was recorded pro-rata based upon the payments received. As of June 30, 1996, the Company has received payments of $55,000 of the total sale price of $1,180,000. The installment due on or about July 15, 1997 was not received and the contingent sale has been terminated.

     The Company is actively seeking a sale or joint venture agreement for operation of the mining properties. As of fiscal year end, there are no significant negotiations in process. Based upon the time to complete due diligence by a potential purchaser and the costs involved from their eventual disposition, the Company has determined a write-down of $2,593,000 is required as of June 30, 1997. This write-down is consistent with the application of SFAS (Statement of Financial Accounting Standards) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

     For a more detailed description of the mining properties, see Item 2. Properties below.

     Employees.  None.

ITEM 2.  PROPERTIES

     The Company's corporate office is located in a 4,527 square foot leased facility in Scottsdale, Arizona. The Company moved to this facility in January 1997 in order to reduce its lease expense and consolidate its facilities. Fry Guy corporate operations, Air Pollution Control Services and Mining operations are headquartered at the corporate office. A previous location of 3,883 square feet is being subleased to an unrelated party.

     Fry Guy is currently located in a 4,800 square foot leased facility in Scottsdale, Arizona. The Restaurant Equipment Marketing Segment also leases 770 square feet of warehouse space and 2,708 square feet of office space in Las Vegas, Nevada. Two previous locations of 3,472 and 1,609 square feet are being subleased to unrelated parties.

     NAAC, which discontinued operations as of June 30, 1997, currently leases 946 square feet of office space in Las Vegas, Nevada. Other office space of 1,348 square feet, located in Tucson, Arizona, is being subleased to an unrelated party.

     AEMI's operating facility is located at Falls City, Nebraska. This facility is approximately 73,000 square feet under roof and is located on approximately 6.84 acres. The Company owns this facility. AEMI also leases a sales office in Kansas City, Missouri. This facility is approximately 297 square feet.

Mining Properties

     At June 30, 1997, the Company owned mineral rights in four unpatented mineral mining and millsite properties in Arizona. The Company's mining properties include the Tombstone Metallurgical Facility and a mill on the site of the C.O.D. Mine.

     The following table sets forth the Company's major mineral land holdings for the fiscal years ended June 30, 1997 and 1996.


             MAJOR MINERAL LAND HOLDINGS AT JUNE 30, 1997 AND 1996

Mineral Property             Location             Acreage        Ownership
----------------             -----------------    -------        ---------
C.O.D. Mine                 Mohave County, AZ     3,500           100%
Mineral Mountain            Pinal County, AZ      4,660           100%
Cherry Creek                Yavapai County, AZ      940           100%
Tombstone/STC Claims        Cochise County, AZ    9,140           100%

Mining/Milling Equipment     Location             Acreage        Ownership
------------------------     -----------------    -------        ---------
C.O.D. Mine                 Mohave County, AZ       150            100%
Tombstone                   Cochise County, AZ       75            100%

     The following tables set forth the current appraised value and the adjusted carrying value as of June 30, 1997 and 1996, respectively.


                    MAJOR MINERAL HOLDINGS AT JUNE 30, 1997


                                               Appraised           Adjusted
Mineral Property                               Value (1)           Value (2)
----------------                             -------------       ------------
C.O.D. Mine                                  $ 11,514,385        $ 5,539,328
Mineral Mountain                                  250,510            221,520
Cherry Creek                                      195,621                  0
Tombstone/STC Claims                              783,872            670,275

Mining/Milling Equipment
------------------------
C.O.D. Mine                                  Included Above          107,831
Tombstone Mill                                    205,687            296,702
                                             ------------        ------------
     Subtotal Mineral Property & Equipment    $12,950,075        $ 6,835,656
     Less:  Carrying Value Reserve                     --         (2,592,656)
                                             ------------        ------------
  Total Mineral Property & Equipment          $12,950,075        $ 4,243,000
                                             ============        ============

(1) The fair market value as determined by the appraisal completed for the fiscal year ended June 30, 1997.
(2) The adjusted book value after giving consideration to any write-down in certain mineral property values and reflects the lower of historical cost or appraised value.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in several lawsuits. The Company believes that any financial exposure is adequately provided for in its financial statements and that these matters will not have a material adverse effect on the financial condition or results of operations or cash flows of the Company. However, the Company is a defendant in the following lawsuits:

     In April, 1995, the case of Sun Valley Products, Inc. v. Alanco Environmental Services, Inc., et. al was filed in the United States District Court, Southeastern Division, District of North Dakota. Sun Valley Products, Inc., produces roasted sunflower seeds and purchased a bag filter system from the George A. Rolfes Company (which later became Heartland Systems, Inc. ("Heartland") in 1992. In 1994, the Company purchased the assets of Heartland through AEMI. Installation and service of the bag filter system occurred before and after the time the Company purchased the business assets from Heartland. The complaint alleged breach of contract, breach of warranties, and negligence and seeks in excess of $50,000 in damages, though the plaintiff has not otherwise quantified its damages. The Company negotiated a settlement of this action in April, 1997. As stipulated by the principal terms of the settlement agreement, Alanco paid $40,000 of the total $220,000 paid by all defendants to Sun Valley and waived any damage claim against Sun Valley.

     On June 21, 1996, the Company was served with a complaint entitled Loveit Baumgardner and Ping Zhang v. Alanco Environmental Resources Corporation, filed in Utah District Court, Salt Lake City, Utah. Ms. Baumgardner was a clerical employee of the Company. Mr. Ping was an employee of the Company whose services were rendered in the People's Republic of China. Ms. Baumgardner and Mr. Ping seek 28,000 and 30,000 shares of the Company's common stock, respectively, which they allege were promised to them by Kevin Jones, the former chief financial officer of the Company. The Company has denied all allegations contained in the Complaint. The case is currently in the discovery stage. The Company and the Plaintiffs have exchanged documents. The Company has requested depositions of the former officers and directors who the Plaintiffs allege granted the stock to the Plaintiffs. The Plaintiffs have been unable to produce these witnesses and their appearances cannot be compelled as the witnesses reside beyond the jurisdiction of the Utah court. Failure to produce these witnesses for depositions could result in the Plaintiffs being unable to present testimony at trial in support of their allegations.

     In April, 1996, the registrant's subsidiary, National Affiliated Adjustment Company, Katherine Meyer, then President of NAAC, and Norman Meyer, then President of the Company, were named as Defendants in a civil action filed by the U.S. Department of Labor in U.S. District Court, Nashville, Tennessee. The action also names the International Association of Entrepreneurs of America Benefit Trust, a self-insured employer's workers compensation trust, IAEA, Inc., Stockton Fuller & Co., Inc., and six other individual defendants. The action alleges NAAC received excessive compensation under the Employee Retirement Income Security Act of 1974 (ERISA) and as employees of NAAC, the Meyers benefited indirectly from their compensation. NAAC and its predecessor, Realistic Adjustment Company, served as the claims processing facility for the IAEA Trust. NAAC and the Meyers had no discretionary authority with respect to the Trust assets or decision making and deny any breach of fiduciary duty. The IAEA Trust has been placed into Receivership, and NAAC and the Meyers have fully cooperated with the Receiver and the Department of Labor. NAAC and the Meyers have filed an Answer to the Complaint denying all material allegations and intend to vigorously defend the action. In addition, the Company filed a Motion to Dismiss alleging that the Department of Labor had failed allege sufficient facts on which to base a claim against NAAC and the Meyers. The Court denied the motion to dismiss and ordered the Department of Labor to amend its complaint. The Department of Labor has amended its complaint and answers have been filed. Following completion of expert witness discovery, the Company intends to file a motion for summary judgement which states that even if the facts are as alleged by the Department of Labor, NAAC and the Meyers did not breach any duty nor violate ERISA.

     In July, 1997, the Company was served with a complaint and motion for a temporary restraining order filed by Harbinger Capital, L.P., in the Superior Court for the State of Arizona in and for the County of Maricopa. The complaint sought to compel the Company to hold a special shareholders meeting for the purpose of the election of a new Board of Directors. The Company responded to the complaint and motion stating that a special meeting was not necessary as the Company intended to hold its annual meeting for the purpose of electing Directors in November, 1997, this date being as soon as possible after the Company's annual report and audited financial statements could be completed and distributed to the shareholders. As a result of the hearing held on July 31, 1997, the Court ordered that the Company hold its annual meeting for the election of Directors on November 7, 1997, and provide certain shareholder information to Harbinger. The Company has complied with the court's order and has called its annual meeting for November 7, 1997, to be held in Scottsdale, Arizona.

     In August 1997, the Company's Fry Guy subsidiary filed an action in the Superior Court for the State of Arizona, in and for the County of Maricopa against Terrence D. Montford in order to collect upon Mr. Montford's promissory notes to the Company in the principal amount of $48,186.10. Mr. Montford had served as Vice President of the Company's Fry Guy subsidiary from January 1996 until February 1997, when he was terminated for cause. The causes of Mr. Montford's termination included mis-use of Company credit cards, cash advances and expense accounts for personal benefit (acknowledged by Mr. Montford's promissory notes) and other incidents of dishonesty and breaches of loyalty to the Company. On September 25, 1997, Mr. Montford filed an answer admitting the promissory notes and asserting a counterclaim for breach of his employment contract alleging that his termination was without cause. The Company considers Mr. Montford's counterclaim to be without merit and intends to vigorously defend against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Shareholders during the fourth quarter of the fiscal year ended June 30, 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

     (1) Market Information: Alanco's common stock is traded on the NASDAQ Small Cap Market under the symbol "ALAN".

     (2) High and Low Sale Prices: The following table sets forth high and low sale prices for each fiscal quarter for the last two fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                               Fiscal 1997              Fiscal 1996
     Quarter Ended           High       Low           High       Low
     -------------           ---------------          ---------------
     September 30            2.50       1.12          2.62       1.75
     December 31             2.28       1.00          2.62       1.81
     March 31                2.12       1.06          4.93       1.90
     June 30                 1.31       0.75          4.00       2.00

     (3) Security Holders: As of September 12, 1997, Alanco had approximately 1,938 holders of record of its Common Stock. This does not include beneficial owners holding shares in street name.

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

SELECTED FINANCIAL DATA (Not covered by Report of Independent Certified Public Accountant)


                                                                           Fiscal Year Ended
                                       --------------------------------------------------------------------------------------
Selected Income Statement Data         June 30, 1997     June 30, 1996     June 30, 1995     June 30, 1994     June 30, 1993
---------------------------------      --------------    --------------    --------------    --------------    --------------

Operating Revenue                          7,057,874         3,769,110         3,438,183         1,581,515            10,987

Net Loss - Continuing Operations          (4,746,386)       (3,528,353)       (4,753,380)       (3,839,964)       (4,102,173)
         - Discontinued Operations        (2,360,774)        --                --                --                --
                                       ==============    ==============    ==============    ==============    ==============

Net Loss per share of common stock
     Continuing Operations                     (0.14)            (0.11)            (0.20)            (0.21)            (0.32)
     Discontinued Operations                   (0.07)            (0.01)        --                --                --
                                       ==============    ==============    ==============    ==============    ==============

Weighted average number of shares         34,320,608        31,782,296        23,839,969        18,253,730        12,974,995
                                       --------------    --------------    --------------    --------------    --------------






                                                                           Fiscal Year Ended
                                       --------------------------------------------------------------------------------------
Selected Balance Sheet Data            June 30, 1997     June 30, 1996     June 30, 1995     June 30, 1994     June 30, 1993
---------------------------------      --------------    --------------    --------------    --------------    --------------

Current Assets                             3,083,517         3,685,510         3,104,491         4,283,308            20,208
Current Liabilities                        2,000,625           737,626           980,390           852,184           632,937
                                       --------------    --------------    --------------    --------------    --------------

Working Capital (deficit)                  1,082,892         2,947,884         2,124,101         3,431,124          (612,729)
                                       ==============    ==============    ==============    ==============    ==============

Total Assets                              16,958,929        21,275,574        21,189,502        18,281,763         8,432,262

Long Term Debt/Capitalized Leases          1,136,242           372,020           344,129         --                --

Redeemable Preferred Stock                 --                  330,468           295,062         --                --

Common Stock and Other
   Shareholders' Equity                   13,822,062        18,970,907        18,600,816        16,327,796         7,799,325
                                       --------------    --------------    --------------    --------------    --------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of June 30, 1997, the Company's current assets exceeded current liabilities by $1,083,000 or a ratio of 1.5 to 1. This decrease from the prior year can be attributed largely to a reduction in inventory levels of $705,000 and an increase of $766,000 in current maturities of capitalized machine leases associated with the Fry Guy food program. Subsequent to fiscal year end, the Company secured a line of credit to provide additional working capital, if needed. Aside from lease obligations, the Company is relatively debt free. It does not see the need for further issuance of equity securities at this time.

     The Company is not anticipating any significant capital additions aside from the Fry Guy expansion, which will be funded through available leasing sources. As revenue from the food program increases, the Company will rely less upon outside funding to fulfill its requirements.

     During June 1997, the Company signed a $1,050,000 contract for the installation of pollution control equipment in China. This sale was finalized through the Company's wholly owned subsidiary, Alanco Environmental Technology Co., Ltd., which is incorporated in Beijing, China. The contract terms require deposits and progress payments during the construction period. Subsequent to year end, the Company received a $120,000 deposit on the above contract. Additional contracts are anticipated during the coming year.

     The Company discontinued operating its insurance adjustment business in favor of concentrating its efforts on the Fry Guy expansion and sales in the environmental equipment business segments. The shutdown of the insurance segment will result in significant savings in operating expenses and will help reduce the Company's overall cash requirements.

     The manufacturing business segment has generated internally the necessary working capital to finance its activities. It is projecting a profit and is not budgeting any significant capital needs. During the past fiscal year, this segment successfully developed a state of the art commercial dust filter that currently has a patent pending. Significant sales from this product line are anticipated during the year.

Results of Operations

                      Fiscal 1997 Compared to Fiscal 1996

     Consolidated revenues for fiscal year 1997 increased 87% or $3,289,000 over fiscal year 1996. Effective June 30, 1997, the insurance business segment was shut down and all prior amounts have been restated for comparative purposes. The food service segment, Fry Guy Inc., accounted for 82% of the increase in revenue as the food program developed rapidly during 1997. Revenue in the manufacturing segment increased by 13% during the year. Sales of pollution control equipment during 1997 were $155,000. There were no pollution equipment sales in the prior year.

     Consolidated selling, general and administrative expenses increased by $626,000 or 18% over the prior year. Sixty-nine percent of the increase was in the food service segment and reflects expenses associated with sales growth. The balance of the increase was in the manufacturing segment and reflects additional marketing efforts.

     Consolidated Loss from Operations, before other income and expenses, was a negative $1,650,000. This was an improvement over the prior year by $1,346,000. This gain can be directly attributed to the success of the Fry Guy good program which was not fully implemented during 1996.

     Included under other income and expenses is a $2,593,000 asset write-down of the Company's mining properties. This represents $0.08 per share of the loss reported from continuing operations of $0.14 per share. This is a book entry necessitated by generally accepted accounting principles and complying with SFAS121 relating to the impairment of assets. The write-down takes into account the cost of any sale and the time value of future cash flows. The Company has not given up any mining rights and is not anticipating further reductions. The Company is still seeking a joint venture or sale of the mining assets.

     A decision was made to close the insurance business segment as of June 30, 1997. This segment reported losses in both years and efforts to improve performance have not been successful. Management felt the closure would conserve cash and shift resources toward the remaining core businesses. The operating losses and write-off of the investment are reported under discontinued operations. All anticipated expenses associated with the closure have been accrued in the 1997 statements.

     Cash flow from continuing operating activities for current fiscal year end was a negative $1,233,000. This is an improvement of $1,573,000 over the prior comparable period. Management expects this trend to continue in the future.

     The Company reported a loss per share from continuing operations of $0.14 for 1997. Eliminating the write-down of the mining properties of $0.08, results in a $0.06 per share loss compared to a loss of $0.10 per share for fiscal year 1996.

                      Fiscal 1996 Compared to Fiscal 1995

     Consolidated revenues and expenses for fiscal years 1996 and 1995 have been restated to reflect the shutdown of the insurance segment effective June 30, 1997. After restatement, the 1996 consolidated revenues increased by 10% over 1995. The manufacturing revenues, which increased 8% from the prior period, accounted for 88% of consolidated revenues for fiscal year 1996. The food distribution segment, which increased from $26,000 to $463,000, made up the balance of the revenues.

     During 1996, 61% of food service revenue was generated from the sale of equipment. The Company is currently retaining ownership of the equipment, ultimately leading to a significant increase in gross profit. The Company has an agreement in place for the sale of pollution control equipment which will not be installed or revenue recognized until after fiscal year end. See Note 15 of the Consolidated Financial Statements for additional segment information.

      For the year ended June 30, 1996, the restated consolidated loss from continuing operations was $3,205,000 compared to a loss of $4,753,000 in the prior year. Fiscal year 1995 included a write down of assets of $1,743,000. Loss from operations increased by $506,000 over the prior year. Included in this increase is $262,000 due to higher depreciation and amortization of goodwill expense.

     Consolidated selling, general and administrative expenses increased by $808,000. The food service segment, reporting for a full fiscal year, represented $489,000 or 61% of the increase. The manufacturing segment represented 18% of the increase. During 1996, the Company increased its marketing efforts especially in the food service and pollution control equipment segments, established a shareholder relations department and developed an information retrieval system for Fry Guy Inc.

Product and Environmental Contingencies

     The Company is not aware of any material product or environmental liabilities. Also refer to the environmental disclosure section of the mining business segment of Item 1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Alanco Environmental Resources Corporation

We have audited the accompanying consolidated balance sheets of Alanco Environmental Resources Corporation (formerly known as Alanco Resources Corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Environmental Resources Corporation and subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations for the last three years. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 15, 1997

BILLIE J. ALLRED
CERTIFIED PUBLIC ACCOUNTANT
                                        Suite J-1
                                        4625 South Ash Avenue
                                        Tempe, Arizona  85282
                                        Tel. (602) 820-2092
                                        Fax (602) 820-4584

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Alanco Environmental Resources Corporation

I have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Alanco Environmental Resources Corporation (formerly known as Alanco Resources Corporation) for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards.
 Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above, present fairly, in all material respects the consolidated results of operations and cash flows of Alanco Environmental Resources Corporation and subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Billie J. Allred
                                        BILLIE J. ALLRED CPA

Tempe, Arizona
September 28, 1995

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                                 As of June 30,
-------------------------------------------------------------------------------

                                    ASSETS

                                                         1997            1996
                                                     ------------  -----------
Current assets
 Cash                                                $    526,851  $   552,010
 Accounts receivable, net of allowance for doubtful
   accounts of $27,765 and $11,000, respectively        1,169,290      565,120
 Notes receivable, current portion (Note 3)               586,739    1,274,647
 Inventories (Note 4)                                     527,479    1,232,705
 Prepaid expenses and other current assets                273,158       61,028
                                                     ------------  -----------

     Total current assets                               3,083,517    3,685,510


Notes receivable, long-term portion (Note 3)              223,733            -
Property, plant, and equipment, net (Notes 5 and 7) 5,049,080 3,196,584 Costs in excess of book value on acquisition of wholly-owned subsidiaries, net of accumulated
 amortization of $681,814 and $529,066, respectively    3,967,791    4,287,969
Intangible assets, net of accumulated amortization
 of $129,294 and $108,119, respectively                   175,155      188,808
Assets held for sale (Note 6)                           4,243,000    6,855,063
Other assets                                              216,653    1,272,240
Net assets of discontinued operations (Note 2)                  -    1,789,400
                                                     ------------  -----------

      Total assets                                   $ 16,958,929  $21,275,574
                                                     ============  ===========







The accompanying notes are an integral part of these financial statements.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS (Continued)
                                                                 As of June 30,
-------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         1997           1996
                                                    ------------  ------------
Current liabilities
 Capital lease obligations, current portion (Note 7)$    772,419  $    124,571
 Notes payable, current portion (Note 8)                 117,965             -
 Accounts payable and accrued expenses (Note 9)          882,920       613,055
 Net liabilities of discontinued operations (Note 2)     227,321             -
                                                    ------------  ------------

   Total current liabilities                           2,000,625       737,626

Capital lease obligations, long-term (Note 7)          1,021,843       372,020
Notes payable, long-term (Note 8)                        114,399             -
Unrealized installment sales                                   -       864,553
                                                    ------------  ------------

     Total liabilities                                 3,136,867     1,974,199

Commitments and contingencies (Notes 7 and 14)

Redeemable Preferred Stock (Note 10)                           -       330,468

Shareholders' equity (Note 11)
 Preferred Stock, Class B, cumulative voting
   20,000,000 shares authorized
   none issued
 Common Stock, no par value
   100,000,000 shares authorized
   35,346,527 and 33,209,544 shares issued
     and outstanding                                  53,742,005    51,783,690
 Accumulated deficit                                 (39,919,943)  (32,812,783)
                                                    ------------  ------------

      Total shareholders' equity                      13,822,062    18,970,907
                                                    ------------  ------------

 Total liabilities and shareholders' equity        $  16,958,929  $ 21,275,574
                                                    ============  ============









The accompanying notes are an integral part of these financial statements.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 As of June 30,
-------------------------------------------------------------------------------

                                              1997           1996         1995
                                       -----------  -------------- ------------

Net sales (Note 12)                     $7,057,874   $  3,769,110  $ 3,438,183
                                       -----------  -------------- ------------

Operating expenses
 Direct service and cost of goods sold   3,636,314      2,507,803    2,740,812
 Selling, general, and administrative    4,138,811      3,512,650    2,731,060
 Depreciation and amortization             932,567        744,466      455,791
                                       -----------  -------------- ------------
  Total operating expenses               8,707,692      6,764,919    5,927,663
                                       -----------  -------------- ------------
Loss from operations                    (1,649,818)    (2,995,809)  (2,489,480)
                                       -----------  -------------- ------------
Other income (expense)
 Interest income                            40,135         69,266       62,043
 Interest expense                         (222,868)      (101,763)     (16,831)
 Write-down of assets (Note 6)          (2,835,472)      (162,772)  (1,743,043)
 Loss on disposal of assets                (78,363)       (48,921)    (616,543)
 Other, net                                      -         34,551       50,474
                                       -----------  -------------- ------------
  Total other income (expense)          (3,096,568)      (209,639)  (2,263,900)
                                       -----------  -------------- ------------
Loss before provision for income taxes  (4,746,386)    (3,205,448)  (4,753,380)

Provision for income taxes (Note 13)             -              -            -
                                       -----------  -------------- ------------
Loss from continuing operations         (4,746,386)    (3,205,448)  (4,753,380)
                                       -----------  -------------- ------------
Loss from operations of discontinued
 insurance adjusting subsidiary(Note 2) (2,046,256)      (322,905)           -
Estimated loss on disposal of insurance
 adjusting subsidiary (Note 2)            (314,518)             -            -
                                       -----------  -------------- ------------
Loss from discontinued operations       (2,360,774)      (322,905)           -
                                       -----------   ------------- ------------
Net loss                               $(7,107,160)  $ (3,528,353) $(4,753,380)
                                       ============  ============= ============
Net loss per share
 Loss from continuing operations        $    (0.14)  $     (0.10)  $    (0.20)
 Loss from discontinued operations           (0.07)        (0.01)            -
                                       -----------   ------------- ------------
  Net loss per common share             $    (0.21)  $     (0.11)  $    (0.20)
                                       ===========   ============= ============
Weighted average common shares
 outstanding                            34,320,608     31,782,296   23,839,969
                                       ===========   ============= ============





The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended June 30,
-------------------------------------------------------------------------------

                                                    Common Stock      Subscriptions  Accumulated
                                        --------------------------
                                             Shares         Amount      Receivable     Deficit           Total
                                        -----------    ------------   ------------   -------------  ------------
Balance, June 30, 1994                   22,687,487    $40,958,847    $  (100,000)   $(24,531,050)  $16,327,797

Write-off of subscription
  receivable                                              (100,000)       100,000                             -
Common stock issued for
  (Note 11)
     Cash                                   440,600        279,938                                      279,938
     Satisfaction of debt                    50,000         37,500                                       37,500
     Services rendered                      395,600        358,591                                      358,591
     Acquisition of subsidiary in
       Restaurant equipment
       industry                           4,600,000      4,600,000                                    4,600,000
       Insurance adjusting
       industry                           1,750,370      1,750,370                                    1,750,370
Net loss                                                                              (4,753,380)    (4,753,380)
                                        -----------    ------------   ------------   -------------  ------------
Balance, June 30, 1995                   29,924,057     47,885,246              -    (29,284,430)    18,600,816

Common stock issued for
  (Note 11)
     Cash                                 2,861,333      3,129,988                                    3,129,988
     Stock option plans                     384,500        704,935                                      704,935
     Intangible assets                       18,750         41,016                                       41,016
     Services rendered                       20,904         22,505                                       22,505
Net loss                                                                              (3,528,353)    (3,528,353)
                                        -----------    ------------   ------------   -------------  ------------
Balance, June 30, 1996                   33,209,544     51,783,690              -    (32,812,783)    18,970,907

Common stock issued for
  (Note 11)
     Cash                                   300,000        318,000                                      318,000
     Conversion of
       convertible and
       redeemable
       preferred stock                    1,769,768      1,569,021                                    1,569,021
     Stock options and warrants              57,215         63,444                                       63,444
     Legal settlement                        10,000          7,850                                        7,850
Net loss                                                                              (7,107,160)    (7,107,160)
                                        -----------    ------------   ------------   -------------  ------------
Balance, June 30, 1997                   35,346,527    $53,742,005    $         -    $(39,919,943)  $13,822,062
                                        ===========    ============   ============   =============  ============




The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30,
-------------------------------------------------------------------------------

                                                               1997            1996           1995
                                                         ------------    -------------  -------------
Cash flows from operating activities
 Net loss from continuing operations                     $(4,746,386)    $ (3,205,448)  $ (4,753,380)
 Adjustments to reconcile net loss to net
  cash used in operating activities
   Depreciation and amortization                             932,567          744,466        455,791
   Loss on disposition of assets                              78,363           48,921        616,543
   Write-down of assets                                    2,835,472          162,772      1,743,043
   Stock issued for services rendered
     and expenses                                              7,850           59,465        358,591
   Imputed interest on redeemable
     preferred stock                                          43,806           35,406              -
 (Increase) decrease in
  Accounts receivable                                       (604,170)        (174,570)      (118,152)
  Inventories                                                231,062         (526,810)        95,063
  Prepaid expenses and other current assets                 (212,130)         123,994          2,835
  Other assets                                               (69,413)         167,067        (59,644)
 Increase (decrease) in
  Accounts payable and accrued expenses                      269,865         (136,988)        51,700
  Unrealized installment sales                                     -         (104,552)             -
                                                         ------------    -------------  -------------
Net cash used in continuing operating activities          (1,233,114)      (2,806,277)    (1,607,610)
Net cash used in discontinued operating
 activities                                                 (356,588)        (220,680)             -
                                                         ------------    -------------  -------------
Net cash used in operating activities                     (1,589,702)      (3,026,957)    (1,607,610)
                                                         ------------    -------------  -------------
Cash flows from investing activities
 Advance for notes receivable                                (91,779)        (770,387)      (214,208)
 Collection of notes receivable                              579,154          416,915              -
 Purchase of property, plant, and equipment                 (321,661)        (262,126)      (391,625)
 Proceeds from disposition of assets                          12,391           22,365        623,954
 Purchase of intangible assets                               (48,498)         (50,566)       (18,925)
                                                         ------------    -------------  -------------
Net cash provided by (used in) continuing
 investing activities                                        129,607         (643,799)          (804)
Net cash provided by (used in) discontinued
 investing activities                                         12,535          (34,132)      (110,982)
                                                         ------------    -------------  -------------
Net cash provided by (used in) investing activities          142,142         (677,931)      (111,786)
                                                         ------------    -------------  -------------



The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended June 30,
-------------------------------------------------------------------------------

                                                         1997           1996           1995
                                                  ------------   ------------   ------------
Cash flows from financing activities
 Repayments on notes payable, shareholders        $         -    $   (51,196)   $         -
 Advances from borrowings                             300,000              -         38,265
 Repayments on borrowings                             (67,636)             -              -
 Repayments on capital lease obligations             (386,154)       (94,791)       (24,299)
 Proceeds from the sale of stock                    1,576,191      3,797,963        279,938
 Other                                                      -              -        (13,995)
                                                  ------------   ------------   ------------
Net cash provided by continuing investing
 activities                                         1,422,401      3,651,976        279,909
Net cash provided by discontinued investing
 activities                                                 -        108,493              -
                                                  ------------   ------------   ------------
Net cash provided by financing activities           1,422,401      3,760,469        279,909
                                                  ------------   ------------   ------------
Net (decrease) increase in cash                       (25,159)        55,581     (1,439,487)

Cash, beginning of year                               552,010        496,429      1,935,916
                                                  ------------   ------------   ------------
Cash, end of year                                 $   526,851    $   552,010    $   496,429
                                                  ============   ============   ============



Supplemental schedule of non-cash investing and financing activities (See Notes 3, 7, and 11)








The accompanying notes are an integral part of these financial statements.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Line of Business
     ---------------------------------
     Alanco Environmental Resources Corporation and subsidiaries' (the "Company") business activities for the past several years have emphasized diversification. The Company has expended substantial time and resources on the development of its pollution control devices, the Environetics Dry Scrubber System ("EDDS") and the Charged Dry Sorbent Injection System ("CDSI"), and the acquisition of operating subsidiaries in three different business segments.

     These business segments include:

          i) manufacturing for the agricultural and dust control industry; acquisition was effective on January 1, 1994;

          ii) wholesale equipment supplier to the food service industry; acquisition was effective May 1, 1995; in 1997, the Company changed operations to food marketing and distribution; and

          iii) insurance adjusting, a service-oriented business segment; acquisition was effective May 1, 1995 and operations were discontinued on June 30, 1997 (see Note 2).

     Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of Alanco Environmental Resources Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

     Going Concern and Basis of Presentation
     ---------------------------------------
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations for the last three years. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

     . The Company has secured financing which management believes will allow the expansion of its food service segment to full capability, and the Company intends to continue the current course which has proven to be profitable. Cash flows from this segment improved substantially during the last half of the year ended June 30, 1997.

     . The Company plans to obtain a line of credit for use during periods of cash fluctuations.

     . The Company has discontinued operations for the insurance adjusting segment which used operating cash during years ended June 30, 1997 and 1996.

     . In June 1997, the Company executed a $1,050,000 contract for the installation of CDSI equipment. This contract, to be completed during the next fiscal year, will enhance the Company's cash position. Also, the Company is in negotiations for additional contracts for the CDSI equipment to be installed during 1998.

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments including cash, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar notes and lease agreements are substantially the same.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Property, Plant, and Equipment
     ------------------------------
     Property, plant, and equipment, including amounts for capitalized leases, are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets as follows:

          Buildings                                      32 years
          Machinery and equipment                    5 to 7 years
          Furniture and office equipment             5 to 7 years

     Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in income.

     Mineral Properties and Related Assets (Assets Held For Sale)
     ------------------------------------------------------------
     Mineral properties and related assets are carried at the lower of historical cost or appraised value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews its assets held for sale for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable (see Note 6).

     Costs in Excess of Book Value on Acquisition of Wholly-Owned Subsidiaries
     -------------------------------------------------------------------------
     and Intangible Assets
     ---------------------
     The Company continually monitors its costs in excess of book value on acquisition of wholly-owned subsidiaries (which is amortized over 15 years) and its other intangible assets to determine whether any impairment of these assets has occurred. In making such determination with respect to costs in excess of book value on acquisition of wholly-owned subsidiaries, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets which gave rise to such amounts. With respect to other intangibles, which include patents, the Company bases its determination on the performance, on an undiscounted basis, of the related products.

     Revenue Recognition
     -------------------
     Substantially all revenues are recognized when finished products are shipped or services have been rendered with appropriate provision for uncollectible accounts.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Advertising
     -----------
     The Company follows the policy of charging the costs of advertising to expense as incurred.

     Concentrations of Credit Risks
     ------------------------------
     The Company sells products (primarily in the United States and China) and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Income Taxes
     ------------
     The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes."

     Net Loss Per Share
     ------------------
     Net loss per share has been calculated based on net losses for the periods divided by the weighted average number of shares of common stock outstanding during the periods presented.

     Supplemental Cash Flow Information
     ----------------------------------
     The Company paid no income taxes and interest of $184,662, $66,357, and $16,831 for the years ended June 30, 1997, 1996, and 1995, respectively.

     For the non-cash investing and financing activity, see Notes 2, 3, 7, and 11.

     Recently Issued Accounting Pronouncement
     ----------------------------------------
     The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully-diluted earnings per share. The Company does not believe that reporting earnings per share in accordance with SFAS No. 128 will be materially different from the earnings per share previously reported.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, _Disclosures about Segments of an Enterprise and Related Information,_ effective for fiscal years beginning after December 15, 1997. SFAS 131 requires a company to report certain information about its operating segments including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. The Company does not anticipate any material change in the manner that it reports its segment information under this new pronouncement.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 2 - DISPOSAL OF OPERATIONS

     As of June 30, 1997, the Company and its board of directors shut down its insurance adjusting operations. As a result, the insurance adjusting operations are accounted for as discontinued operations and, accordingly, its operations are reported in this manner for all periods presented. For 1996, all assets and liabilities of discontinued operations are presented as net assets of discontinued operations and for 1997, all assets and liabilities of discontinued operations are presented as net liabilities of discontinued operations in the consolidated balance sheets. Included in loss from discontinued operations are the insurance adjusting total revenues of approximately $403,000 and $1,194,000 and the net loss from operations of approximately $2,046,000 and $323,000 for the years ended June 30, 1997 and 1996, respectively. Included in the 1997 net loss from operations is a write-off of cost in excess of book value on acquisition of the wholly-owned subsidiary of $1,498,110. The Company estimates that the operations will incur approximately $266,000 in expenses during the shutdown period and will incur a loss approximately $48,000 for the disposal of the remaining assets. Given the Company's and discontinued operations' historical losses, there is no tax effect on the disposition of the operations.

     The following is a summary of net (liabilities) assets from discontinued operations:

                                                        1997           1996
                                                  -----------    ------------

          Current assets                          $   15,449     $   155,867
          Property, plant, and equipment              33,350         110,674
          Other assets                                10,251       1,594,996
          Current liabilities                       (286,371)        (72,137)
                                                  -----------    ------------
            Net (liabilities) assets from
               discontinued operations            $ (227,321)    $ 1,789,400
                                                  ===========    ============

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 3 - NOTES RECEIVABLE

  Notes receivable at June 30 consisted of the following:

                                                              1997        1996
                                                        ----------  -----------
     Note receivable, six monthly installments of
       $75,000 with balance due December 31,
       1995 (A)                                         $       -   $  495,000
     Notes receivable, quarterly interest payments
       at prime plus 2%, principal was due June 26,
       1997 (B)                                           771,581      620,238
     Notes receivable - balance was due March 1997         50,458            -
     Note receivable, 9.5% annum with $1,892 monthly
       payments of principal and interest, secured
       by first lien on the subject property (C)          225,000            -
     Notes receivable - trade                              30,096      103,403
     Notes receivable - other                              57,985       95,006
                                                        ----------  -----------
                                                        1,135,120    1,313,647
     Less allowance for uncollectible accounts            324,648       39,000
                                                        ----------  -----------
                                                          810,472    1,274,647
     Less current portion                                 586,739    1,274,647
                                                        ----------  -----------
          Long-term portion                             $ 223,733   $        -
                                                        ==========  ===========

     (A) During the year ended June 30, 1995, the Company sold 86% of its 70% interest in Phoenix Medical Management, Inc. ("PMM") to Amarante Financial S.A., an unrelated third party, for $870,000. The note receivable was collected during 1997.

     (B) As part of the Company's acquisition of its 70% interest in PMM's common stock, the Company agreed to indemnify certain unrelated third parties against losses on their continuing guarantees on leased facilities and equipment. As a result of these guarantees, the Company has loaned PMM $771,581 plus accrued interest. PMM's accounts receivable are collateral for this loan. Also, the Company's former President and CEO was the former CEO of PMM, and PMM's current President and CEO is a former officer and director of the Company. As of June 30, 1997, this note was in default. Also, subsequent to June 30, 1997, the Company has begun collection procedures for payment of this note.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 3 - NOTES RECEIVABLE (Continued)

     (C) The Company sold a warehouse, accounted for as an asset held for sale in 1996, for $250,000 with a down payment of $25,000 and a note receivable of $225,000. The principal and accrued interest is due the later of the following: 1) May 1999, or 2) sixty days after the maker receives a letter from the Iowa Department of Natural Resources of a "no action" regarding an underground storage tank on the subject premises.


NOTE 4 - INVENTORIES

     At June 30, inventories consisted of the following:

                                                           1997        1996
                                                      ----------  -----------

          Purchased machine and parts                 $  45,843   $   532,746
          Finished goods                                192,985       229,231
          Work-in-process                                10,919       122,037
          Raw material                                  277,732       348,691
                                                      ----------  -----------
            Total                                     $ 527,479   $ 1,232,705
                                                      ==========  ===========

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

     At June 30, property, plant, and equipment consisted of the following:

                                                        1997            1996
                                                  ------------    -----------
          Land                                    $    60,431     $   60,231
          Buildings                                 1,350,668      1,330,338
          Machinery and equipment                   4,397,243      2,044,716
          Furniture and office equipment              484,523        465,689
                                                  ------------    -----------
                                                    6,292,865      3,900,974
          Less accumulated depreciation             1,243,785        704,390
                                                  ------------    -----------
            Total                                 $ 5,049,080     $3,196,584
                                                  ============    ===========

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 6 - MINERAL PROPERTIES AND RELATED ASSETS (ASSETS HELD FOR SALE)

     At June 30, mineral properties and related assets consisted of the following:

                                                        1997            1996
                                                  -----------     -----------

          Mineral properties                      $ 3,838,467     $ 6,170,676
          Mill and refinery                           688,696         688,696
          Other mining equipment                      866,614         866,614
          Building                                          -         279,854
                                                  -----------     -----------
                                                    5,393,777       8,005,840
          Less accumulated depreciation             1,150,777       1,150,777
                                                  -----------     -----------
            Total                                 $ 4,243,000     $ 6,855,063
                                                  ===========     ===========

     As of June 30, 1996, the Company was actively soliciting the sale of or a joint venture agreement for the operations of these assets. Accordingly, the Company has classified these mineral properties as assets held for sale.

     For the year ended June 30, 1997, the Company retained an independent geologist ("Geologist") to appraise the mineral properties. A majority of the mining properties are undeveloped claims which generally do not have a readily demonstrated market value because they lack sufficient exploration of an ore body to determine the recoverability of the amount and grade of the potential ore body. The appraiser assigned a value to these properties based upon the accumulated monies expended on the claims as of June 30, 1997. Further, the appraiser indicated that these properties lack economical feasibility based upon the exploration and development to date. However, he stated further that there existed considerable evidence as to the potential of these mineral properties and recommended that the Company increase exploration and development efforts on these properties until an economically feasible ore body is proved or a decision is reached to abandon the property. The minority of the mining properties had past mining activity which gave evidence of an ore grade and recoverability. The Geologist performed a net present value analysis of the ore grade and recoverability. The net present value analysis resulted in the current market value exceeding the historical cost for these mining properties; however, in accordance with SFAS No. 121, the Company has evaluated the mineral properties for impairment. The Company's evaluation of these assets is based on the estimated cash flows expected to result from their eventual disposition. The Company has estimated the expected timing and selling cost and determined a write-down of $2,592,656, which is included in other income (expense) write-down of assets, is required as of June 30, 1997.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 7 - LEASE COMMITMENTS

     The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire through 2001. The Company also leases certain machinery and office and computer equipment under non-cancelable capital lease arrangements.

     Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more at June 30, 1997 are as follows:

          Year ending                             Operating         Capital
             June 30,                               Leases           Leases
          -----------                             ------------   ------------

            1998                                  $   284,546    $ 1,055,140
            1999                                      180,746        977,863
            2000                                       95,892        214,932
            2001                                        3,706              -
                                                  ------------   ------------
                                                  $   564,890      2,247,935
                                                  ------------
          Less amount representing interest                          319,278
          Less executory costs (taxes)                               134,395
                                                                 ------------
                                                                   1,794,262
          Less current portion                                       772,419
                                                                 ------------
               Long-term portion                                 $ 1,021,843
                                                                 ============
     At June 30, leased capital assets included in property, plant, and equipment consisted of the following:
                                                        1997           1996
                                                  -----------    -----------
          Machinery and equipment                 $ 2,223,825    $   540,000
          Furniture and equipment                      68,103         68,103
                                                  -----------    -----------
                                                    2,291,928        608,103
          Less accumulated amortization               309,176        119,000
                                                  -----------    -----------
            Total                                 $ 1,982,752    $   489,103
                                                  ===========    ===========

     The Company entered into capital lease arrangements of $1,683,825 and $608,103 in 1997 and 1996, respectively.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 8 - NOTES PAYABLE

     The Company has two $150,000, 12% per annum notes payable to a financial corporation. The notes are payable in 30-month installments of $5,813 each and mature in May and June 2000. The notes are secured by 325 Fry D'Lite Fryer systems or other similar ventless, hoodless fryers as well as all assets of the Company and its subsidiaries. As of June 30, 1997, the outstanding balance due was $232,364.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At June 30, accounts payable and accrued expenses consisted of the following:

                                                      1997          1996
                                                 ---------     ---------
          Accounts payable                       $ 402,988     $ 233,978
          Payroll and related accrual               14,843       155,779
          Other accrued expense                    465,089       223,298
                                                 ---------     ---------
            Total                                $ 882,920     $ 613,055
                                                 =========     =========

NOTE 10 - REDEEMABLE PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of Class A convertible and redeemable preferred stock ("Preferred Stock"). As of June 30, 1997, Preferred Stock was authorized by Series as follows: Series 1, 26 shares authorized, issued, and redeemed; Series 2, 110,000 shares authorized, issued, and redeemed; and Series 3, 25,000 shares authorized, issued, and redeemed. As of June 30, 1996, there were 26 shares of Series 1 authorized, issued, and outstanding.

     During the year ended June 30, 1995, the Company issued 26 shares of $20,000 par value Series 1 Preferred Stock to K.D. International, S.A. as part of the acquisition price paid for the insurance adjusting company, Unique Systems, Inc., dba National Affiliated Adjustment Company ("NAAC"). The stock is redeemable five years from the date of issuance at the stated par value. Based upon future redemption, the Company has determined the present value of the future payments by imputing a 12% discount factor. The Company will reduce future earnings with the annual imputed interest through the date of redemption. These shares were converted to common shares as of June 30, 1997 (see Note 11).

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 10 - REDEEMABLE PREFERRED STOCK (Continued)

     Subsequent to the acquisition of NAAC, the Chief Executive Officer of NAAC who is the wife of the Company's former CEO and President, acquired these shares in an unrelated transaction.

     During the year ended June 30, 1997, the Company issued 110,000 shares of $10.00 par value Series 2 Preferred Stock. The stock is convertible 50% at October 20, 1996 and 100% at November 19, 1996 and redeemable at October 15, 2001. Also, the shareholders were entitled to an $0.80 per annum dividend. These shares were converted to common shares as of June 30, 1997 (see Note 11).

     During the year ended June 30, 1997, the Company issued 25,000 shares of $10.00 par value Series 3 Preferred Stock. The stock is convertible 50% at November 8, 1996 and 100% at December 9, 1996 and redeemable at November 8, 2001. Also, the shareholders were entitled to an $0.80 per annum dividend. These shares were converted to common shares as of June 30, 1997 (see Note 11).


NOTE 11 - SHAREHOLDERS' EQUITY

     During the year ended June 30, 1997, the Company completed the following common stock transactions of previously unissued common shares:

     . Issued for a legal judgment 10,000 shares for an aggregate value of $7,850.

     . Issued for conversion of the Series 1 Preferred Stock 345,866 shares which equaled a conversion rate of 75% of the closing bid price per share on the conversion date.

     . Issued for conversion of the Series 2 Preferred Stock 1,144,763 shares which equaled, in aggregate, a conversion rate of 75% of the closing bid price per share on the conversion date.

     . Issued for conversion of the Series 3 Preferred Stock 279,139 shares which equaled, in aggregate, a conversion rate of 75% of the closing bid price per share on the conversion date.

     During the year ended June 30, 1996, the Company completed the following common stock transactions of previously unissued common shares:

     . Issued to four directors for services performed 1,000, 1,000, 858, and 746 shares, respectively, at values ranging from $1.00 to $.82 per share for an aggregate value of $6,000.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

     . Issued to an unaffiliated company for the rights to manufacture a machine 18,750 shares at a contract price of $41,016.

     . Issued for a legal judgment 12,800 shares for an aggregate value of $8,000.

     . Issued to two employees of a subsidiary, for services performed 4,000 and 500 shares, respectively, for an aggregate value of $8,505.

     During the year ended June 30, 1995, the Company completed the following common stock transactions of previously unissued common shares:

     . Issued 1,750,370 shares to an unrelated third party in exchange for the purchase of a company in the insurance adjusting industry.

     . Issued 4,600,000 shares to an unrelated third party in exchange for the purchase of a company in the wholesale food equipment supply industry.

     . Issued 79,100 shares for services provided by unrelated third parties.
       These services were valued at $85,341.

     . Issued 316,500 shares to several individuals and companies, all of whom are related parties, for services.

     . Issued 50,000 shares to an unrelated party to obtain a judgment against a third-party defendant who had refused to return a certificate placed in escrow. The Company valued the shares issued at $37,500. The transaction under which the certificate had been placed in escrow, for the benefit of the third-party defendant, had been canceled pursuant to mutually agreed-upon terms, and the third-party defendant failed to return the certificate in a timely manner. The Company began legal proceedings against the party and, based upon multiple jurisdictional issues, management believed the issuance of the shares under this transaction would result in more expedient results. The certificate which was placed in escrow has been returned as a result of this transaction.

     Warrants
     --------
     For the year ended June 30, 1996, the Company had a private placement offering for its common stock. In accordance with the private placement, the Company has outstanding warrants as of June 30, 1997 and 1996 to purchase 1,316,166 and 1,366,381 shares of common stock, respectively, at $3 per share for an aggregate value of $3,948,498 and $4,099,143, respectively. The warrants may be exercised through January 1999.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

     Stock Option Plans
     ------------------
     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                                    Year Ended June 30,
                                             -----------------------------
                                                   1997             1996
                                             ------------     -------------
          Net loss
            As reported                      $(7,107,160)     $ (3,528,353)
            Pro forma                        $(7,277,460)     $ (4,494,873)
          Loss per common share
            As reported                      $     (0.21)     $      (0.11)
            Pro forma                        $     (0.21)     $      (0.14)


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before June 30, 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended June 30, 1997 and 1996: dividend yields of 0%; expected volatility of 84%; risk-free interest rates of 5.6%; and expected life of
     5.0 and 2.5 years, respectively. The weighted-average fair value of options granted during the years ended June 30, 1997 and 1996 was $0.68 and $1.04, respectively, and the weighted-average exercise price was $1.06 and $1.48, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)
     ------------------------------
     The market value of the Company's common stock used to value compensation expense for certain options that contained trading restrictions was estimated by management. Compensation expense recognized as a result of the issuance of stock options was $0 and $36,960 for the years ended June 30, 1997 and 1996, respectively.

                                                           1995
                               1995      Granted     Directors and    Granted
                            Incentive     Price      Officers Stock    Price
                           Stock Plan   Per Share     Option Plan    Per Share
                          ----------- -------------  --------------  ----------
      Outstanding, June
        30, 1995                  -   $           -            -        $    -
          Granted           737,500   $ 1.89 - 2.09      225,000        $ 0.10
          Exercised         159,500   $ 1.89 - 2.09      225,000        $ 0.10
          Canceled           18,000   $        1.89            -        $    -
                          -----------                 -------------
      Outstanding, June
        30, 1996            560,000   $ 1.89 - 2.09            -        $    -
          Granted            50,000   $ 1.25 - 2.00      200,000        $ 0.90
          Exercised           7,000   $        1.89            -        $    -
          Canceled          323,000   $ 1.89 - 2.00            -        $    -
                          -----------                 -------------

      Outstanding, June
        30, 1997            280,000   $ 1.25 - 2.09      200,000        $ 0.90
                          =========== =============  ==============  ==========

      Exercisable at
        June 30, 1997       280,000   $ 1.25 - 2.09      200,000        $ 0.90
                          =========== =============  ==============  ==========

     The weighted-average remaining contractual life of options outstanding issued under the 1995 Incentive Stock Plan and the 1995 Directors and Officers Stock Option Plan is 3.4 and 4.2 years, respectively, at June 30, 1997.


NOTE 12 - SALES

     Major Customers
     ---------------
     During the year ended June 30, 1997, the Company did business with one customer whose sales comprised 42% of sales. During the year ended June 30, 1996, the Company did business with one customer whose sales comprised 25% of sales. During the year ended June 30, 1995, the Company did business with two customers whose sales comprised 49% and 12% of net sales, respectively.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 13 - INCOME TAXES

     At June 30, significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                           1997         1996
                                                     ------------   ----------

       Deferred tax asset (liability)
          Unrealized loss reserve                    $  1,045,000   $        -
          Estimated costs of discontinued operations      125,000            -
          Bad debt reserve                                 12,000        5,000
          Net operating losses                          8,570,000    7,677,000
                                                     ------------   ----------
                                                        9,752,000    7,682,000
       Valuation allowance                              9,752,000    7,682,000
                                                     ------------   ----------
            Net deferred tax asset (liability)       $          -   $        -
                                                     ============   ==========

     The valuation allowance increased by approximately $2,070,000.

     For the year ended June 30, 1997, the difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due primarily to the valuation allowance change of approximately $2,070,000 resulting from the net loss incurred by the Company and the permanent difference of goodwill expense of approximately $1,901,000.

     For the year ended June 30, 1996, the difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due primarily to the valuation allowance change of approximately $1,400,000 resulting from the net loss incurred by the Company.

     As of June 30, 1997, the Company had net federal operating loss carryforwards totaling approximately $21,423,000. The net operating loss carryforwards expire in various years through 2012.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

     Environmental Liabilities
     -------------------------
     The Company is not aware of any environmental liabilities that would have a material impact on the Company's financial position, results of operations, or cash flows.

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

     Legal Proceedings
     -----------------
     The Company is subject to legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or cash flows of the Company.


NOTE 15 - SEGMENT INFORMATION

     The Company operates primarily in three industry segments: development and marketing of pollution control devices (corporate and other), manufacturing for agricultural and dust control industry, and food marketing and distribution.

     The following table is a summary of results by major segments:

                                                        June 30,
                                     -----------------------------------------
                                           1997           1996          1995
                                     ------------   ------------  ------------
      Net sales
           Corporate and other       $   155,195    $         -   $   342,373
           Manufacturing               3,736,931      3,306,437     3,069,773
           Food distribution           3,165,748        462,673        26,037
                                     ------------   ------------  ------------
           Total                     $ 7,057,874    $ 3,769,110   $ 3,438,183
                                     ============   ============  ============

      Net income (loss) from continuing
        operations
           Corporate and other       $(5,217,661)   $(2,567,427)  $(3,560,612)
           Manufacturing                (188,710)        12,842    (1,051,222)
           Food distribution             659,985       (650,863)     (141,546)
                                     ------------   ------------  ------------

                 Total               $(4,746,386)   $(3,205,448)  $(4,753,380)
                                     ============   ============  ============

      Depreciation and amortization
           Corporate and other       $   387,280    $   409,353   $   212,558
           Manufacturing                 225,484        227,246       225,149
           Food distribution             319,803        107,867        18,084
                                     ------------   ------------  ------------
           Total                     $   932,567    $   744,466   $   455,791
                                     ============   ============  ============

                                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  June 30, 1997
-------------------------------------------------------------------------------


NOTE 15 - SEGMENT INFORMATION (Continued)
                                                              June 30,
                                                  -----------------------------
                                                        1997             1996
                                                  -------------    ------------
       Identifiable assets
            Corporate and other                   $ 10,036,457     $14,108,630
            Manufacturing                            2,984,131      3,786,344
            Food distribution                        3,938,341      1,591,200
                                                  -------------    ------------
            Total                                 $ 16,958,929     $19,486,174
                                                  =============    ============

       Property, plant, and equipment additions
            Corporate and other                   $     21,557     $  169,460
            Manufacturing                               79,033         97,475
            Food distribution                        2,381,130        328,915
                                                  -------------    ------------
            Total                                 $  2,481,720     $  595,850
                                                  =============    ============


NOTE 16 - UNAUDITED QUARTERLY FINANCIAL DATA

                                                   1997
                          ----------------------------------------------------
                                First       Second        Third        Fourth
                              Quarter      Quarter      Quarter       Quarter
                          -----------  ------------ ------------  ------------

     Net sales            $1,503,857   $ 1,592,610  $ 1,743,789   $ 2,217,618
     Loss from operations $ (341,157)  $  (266,499) $  (716,128)  $  (326,034)
     Net loss             $ (350,569)  $  (290,116) $  (754,520)  $(3,351,181)
     Net loss per share   $   (0.011)  $   (0.009)  $    (0.022)  $    (0.095)
     Weighted average
       common shares
       outstanding        33,364,278    33,830,716   34,765,533    35,341,475


                                                     1996
                          ----------------------------------------------------
                                First       Second        Third        Fourth
                              Quarter      Quarter      Quarter       Quarter
                          -----------  ------------ ------------  ------------

     Net sales            $1,386,704   $   888,170  $   599,257   $   894,979
     Loss from operations $ (421,084)  $  (633,228) $  (998,295)  $  (943,202)
     Net loss             $ (434,841)  $  (697,921) $(1,001,372)  $(1,071,314)
     Net loss per share   $   (0.014)  $   (0.022)  $    (0.029)  $    (0.032)
     Weighted average
       common shares
       outstanding        30,303,406    31,308,113   34,403,029    33,138,224

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Alanco Environmental Resources Corporation


Our report on the consolidated financial statements of Alanco Environmental Resources Corporation is included on page F1 of this Annual Report on Form 10-
K. In connection with our audits of such financial statements as of June 30, 1997 and 1996 and for the years then ended, we have also audited the related financial statement schedule on page F - 28 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 15, 1997

BILLIE J. ALLRED
CERTIFIED PUBLIC ACCOUNTANT
                                        Suite J-1
                                        4625 South Ash Avenue
                                        Tempe, Arizona  85282
                                        Tel. (602) 820-2092
                                        Fax (602) 820-4584





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors and Shareholders
Alanco Environmental Resources Corporation

My report on the consolidated financial statements of Alanco Environmental Resources Corporation and subsidiaries is included on page F2 of the Annual Report on Form 10-K. In connection with my audit of such financial statements for the year ended June 30, 1995, I have also audited the related financial statement schedule listed in the index on page F28 of this Form 10-K.

In my opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                             /s/ Billie J. Allred
                                             BILLIE J. ALLRED CPA

Tempe, Arizona
September 28, 1995

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
As of June 30, 1997
-------------------------------------------------------------------------------

(CAPTION>
     Column A                    Column B               Column C                Column D        Column E
-------------------------     ---------------  ---------------------------    -------------  ---------------
                                                       Additions
                                               ---------------------------
                                 Balance at     Charged to     Charged to                        Balance at
                                Beginning of    Costs and         Other                           End of
     Description                   Period        Expenses       Accounts        Deductions        Period
     --------------------     ---------------  ------------   ------------    -------------  ---------------
Allowance deducted from
asset to which it applies
 Allowance for doubtful
 accounts

  Year Ended
   June 30, 1997               $   11,000      $   22,201     $       -       $  5,436       $   27,765
   June 30, 1996                   25,189          11,000             -         25,189           11,000
   June 30, 1995                   25,600          25,189             -         25,600           25,189

 Allowance for notes
 receivable

  Year Ended
   June 30, 1997                   39,000         285,648             -              -          324,648
   June 30, 1996                        -          39,000             -              -           39,000

 Allowance for obsolete
 inventory

  Year Ended
   June 30, 1997                  100,000               -             -         35,000           65,000
   June 30, 1996                        -         100,000             -              -          100,000




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 16, 1996, Billie J. Allred, the Company's Certifying Accountant for the previous two fiscal years, declined to stand for re-election as auditor. Singer Lewak Greenbaum & Goldstein LLP, Certified Public Accountants, were engaged to serve as the Company's new auditors. The selection of Singer Lewak Greenbaum & Goldstein LLP, was approved by the Audit Committee of the Company's Board of Directors.

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


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages are as follows:

     Name                     Age            Position with Alanco
-------------------           ---            --------------------------
Dennis Schlegel               47             C.E.O./Director
                                             Chairman of the Board

Edward J. Maley               54             President/C.O.O./Director

John E. Haggar                55             Chief Financial Officer
                                             Treasurer/Vice President

Cynthia L. Castellano         35             Corporate Secretary

Harold S. Carpenter           63             Director

Charles Clay Miller           56             Director
                                             Executive Director - Environmental
                                             Technologies Group

John Gilchrist                69             Director

     The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors.

     Dennis Schlegel. Mr. Schlegel was appointed to the position of C.E.O. in April, 1997. Mr. Schlegel was elected Chairman of the Board in September 1996. Since 1987, Mr. Schlegel has been an independent investor in small and start-up companies as well as a consultant to small and start-up businesses in the areas of corporate management and financing. Prior to this, Mr. Schlegel owned and operated Schlegel Investment Co. in Des Moines, Iowa, and Schlegel Ranch Company, in Iowa and Washington, both of which were engaged in land development. Mr. Schlegel attended one year at Drake University until he withdrew to devote his full time to business pursuits.

     Edward J. Maley. Edward Maley joined the Company in January 1997 as Vice President of the Fry Guy division. He is currently President of Alanco and President of the Fry Guy subsidiary. Mr. Maley was appointed to the Board of Directors in September 1997. Prior to joining Alanco, Mr. Maley was President of the U.S. operations for Rhea Vendors, a Milan, Italy, manufacturer of Espresso/Cappuccino equipment. He was also Vice President of U.S. operations for Aqua Di Heppi, a Rome, Italy, bottler of sparkling waters. He holds a Bachelors degree in Political Science from Fairleigh Dickinson University and is a Marine Corps veteran.

     John E. Haggar. Mr. Haggar has been an employee of the Company since June 1995, Treasurer since July 1995, and Chief Financial Officer since February 1996. From December 1994, until June 1995, Mr. Haggar was Chief Financial Officer of Universal Management Services. Previously, Mr. Haggar was a sole practitioner engaged in providing accounting services to the general public in the State of Washington. Mr. Haggar holds a Bachelor of Science in Business from the University of Minnesota. He is a member of the American Institute of Certified Public Accountants and is certified in Arizona and Washington State. From January 1995 to July 1996, Mr. Haggar was a director of Ethika Corporation, a publicly owned company whose stock is traded on the NASDAQ System.

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

     Charles Clay Miller. Charles Clay Miller, an environmental engineer, has a professional background of more than 25 years of management, operations, research, design, and construction in the environmental industry, in both government and private industry, as well as first hand experience in the development and implementation of environmental standards in regulatory environments. Most recently, Mr. Miller was Director of the Escambia County, Florida, Solid Waste Department, with management of a $9 million annual budget. Mr. Miller also served as Director of the Air and Land Quality Division of the Iowa Department of Environmental Quality. During this period Iowa became the first state in the nation to obtain federal approval for its primary and secondary Air Quality State Implementation Plans according to the Clean Air Act Amendments of 1977. Mr. Miller holds B.S. Degrees in Mathematics and Mechanical Engineering, as well as a Master of Science Degree in Environmental Engineering and Planning. He has completed course work for a Ph. D. in Civil Engineering at the University of Missouri, Rolla. Mr. Miller was named to the Board on September 9, 1996.

     John L. Gilchrist. John Gilchrist has been an entrepreneur and business executive for more than forty years. He holds a Business and Accounting degree from the American Institute of Business, and from 1968 until 1990 he was the owner and Chief Executive Officer of Dean Studios, Inc., a photo finishing laboratory in Des Moines, Iowa. Mr. Gilchrist developed the operations to include photo finishing innovations, and the business was expanded from one to three locations which had twenty six employees. Mr. Gilchrist has also been a successful, self-directed investor for many years. Mr. Gilchrist was nominated for election to the Company's Board of Directors in November 1996.

Compensation of Directors

     Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings. In addition, all Directors not otherwise employed or compensated by the Company are entitled to receive up to January 1997, $500, or beginning in February 1997, $750, per meeting per day up to a maximum of $1,500, or $250 per telephonic meeting, in cash, in common stock at the market price per share, or in health insurance benefits. Pursuant to these directors fees, no shares of common stock were issued. In addition, on September 10, 1996, Harold Carpenter and Dennis Schlegel were awarded options to acquire 100,000 shares each of stock pursuant to the Company's 1996 Directors and Officers Stock Option Plan at an exercise price of $0.90 per share. At the April 1997 Board of Directors meeting, the Board accelerated the vesting of Norman E. Meyer's previously reported option of 100,000 shares of stock issued pursuant to the 1995 Directors and Officers Stock Option Plan. Also, on July 16, 1997, Wang Yee Lin, Charles Miller and Edward Maley were awarded options to acquire 40,000 shares each of stock pursuant to the Company's 1996 Directors and Officers Stock Option Plan at an exercise price of $0.875 per share.

     On August 27, 1997, the Board of Directors approved a two year employment contract for Charles Miller in which he was awarded another option to purchase an additional 40,000 shares of stock pursuant to the Company's 1996 Directors and Officers Stock Option Plan at an exercise price of $0.672 per share exercisable at the beginning of the second year of the employment contract. Under a two year employment agreement approved by the Board of Directors on August 27, 1997, Dennis Schlegel was awarded an option to purchase 50,000 shares of stock pursuant to the Company's 1996 Directors and Officers Stock Option Plan at an exercise price of $0.672 per share exercisable at the start of contract. The Board of Directors also separately authorized Dennis Schlegel another option to purchase 70,000 shares of stock (exclusive of the Company's 1996 Directors and Officers Stock Option Plan) at an exercise price of $0.672 per share exercisable at the beginning of the second year of his employment contract.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows for the fiscal year ending June 30, 1997, the compensation awarded or paid by the Company to its Chief Executive Officer and any of the executive officers of the Company whose total salary and bonus exceeded $100,000 during such year (The "Named Executive Officers"):

                                             Long Term Compensation
                                                     Awards
                                             Restricted  Securities
   Name and                                     Stock    Underlying   All Other
   Principal       Fiscal  Annual Compensation  Awards     Options     Compen-
   Position         Year    Salary      Bonus    ($)      (#shares)     sation

Norman E. Meyer     1996  $ 81,250       -     $209,000    150,000        -
President, Chief    1997  $156,526       -         -          -           -
Executive Officer (1)

Dennis Schlegel     1997  $ 10,000       -      $50,625    100,000        -
Chief Executive                                            120,000 (3)
Officer (2)

(1)  Mr. Meyer served as C.E.O. and President from April 1995 until April 1997.
(2)  Mr. Schlegel was elected C.E.O. in April 1997.
(3)  See Director Compensation Section.

     No other executive officer earned more than $100,000 during the current fiscal year.

Option Grants in Last Fiscal Year

     The following table sets forth each grant of stock options made during the fiscal year ended June 30, 1997, to each of the Named Executive Officers. No stock appreciation rights ("SARs") have been granted by the Company.

                            Individual Grants
                         Percent of
              Number of    Total                          Potential Realizable
             Securities   Options           Mkt           Assumed Annual Rates
             Underlying  Granted to Exer-  Price             of Stock Price
               Options   Employees  cise   Date             Appreciation for
             Granted(1)  in Fiscal  Price   of     Expir      Option Term (2)
    Name         (#)       Year     ($/Sh) Grant   Date     5%     10%     0%

Dennis Schlegel 100,000    100.0    $0.90 $1.406  9/10/01 89,500 136,500 50,600


(1) Options for common shares only, granted through the 1996 Directors and Officers Stock Option Plan.
(2) Calculated based on given interest rate for the five year life of the option. The column headed 0% shows the potential gain (assuming no restrictions) upon exercise of Directors and Officers Options at market price on the date of grant.

Option Grants Subsequent to Fiscal Year End

                   Number of
                   Securities
                   Underlying
                    Options     Date of      Date         Expiration    Option
    Name            Granted      Grant    Exercisable        Date       Price
---------------    -----------  --------  ------------    -----------   ------
Wang Yee Lin        40,000      7/16/97      7/16/97      7/16/2002     .875
Edward Maley        40,000      7/16/97      7/16/97      7/16/2002     .875
Charles Miller      40,000      7/16/97      7/16/97      7/16/2002     .875
Charles Miller      40,000      8/27/97      9/01/98      8/27/2002     .672
Dennis Schlegel     50,000      8/27/97      9/01/98      8/27/2002     .672
Dennis Schlegel     70,000      8/27/97      9/01/98      8/27/2002     .672

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values

     The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers at June 30, 1997. None of the Named Executive Officers who hold unexercised options exercised options in the fiscal year ended June 30, 1997.

                                                                  Value of
                                                   Number of     Unexercised
                                                  Unexercised    In-the-Money
                                                   Options at     Options at
                    Shares Acquired     Value      FY-End (#)     FY-End ($)
     Name           On Exercise (#)  Realized ($) Exercisable    Exercisable
------------------  ---------------  ------------ -----------    ------------
Dennis Schlegel            0             0         100,000            0
Norman Meyer               0             0          50,000 (1)        0
John Haggar                0             0          50,000            0
Cynthia Castellano         0             0           7,500            0

(1) Option expired subsequent to year end

Employment Agreements and Executive Compensation

     Dennis Schlegel, Chief Executive Officer, has a two year employment agreement with the Company whereby he receives during the first year, $6,250 per month in regular compensation and options to purchase 50,000 shares of the Company stock at $0.672 per share, and during the second year, a minimum of $10,000 per month in regular compensation and options to purchase 70,000 shares of the Company stock at $0.672 per share. Mr. Schlegel's employment agreement with the Company expires August 31, 1999.

     Mr. Maley, the Company's President and Chief Operating Officer, is currently serving with no employment contract at a rate of $8,000 per month in regular compensation and has options to purchase 40,000 shares of the Company stock at $0.875 per share.

     Mr. Haggar, the Company's Chief Financial Officer and Vice President, receives $8,000 per month in regular compensation under the terms of an employment agreement valid through April 24, 1998.

Incentive Stock Option Plan

     On December 16, 1995, the Shareholders approved the Company's 1995 Incentive Stock Option Plan (the Plan). The purpose of the Plan is to advance the business and development of the Company and its shareholders by affording to the key employees of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. The Options granted are "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, for certain key employees. The Plan is administered by an Administrative Committee whom shall serve a one year term. The Administrative Committee is composed of the Board's Compensation/Administration Committee.
The current members of the Compensation Committee are Charles Miller and Harold Carpenter. The Plan was approved by the Board of Directors on September 28, 1995, subject to Shareholder approval, and shall terminate on September 28, 2005.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth persons known to the Company as beneficially owning more than five percent (5%) of the outstanding shares of the Registrant.
                                                         % of Shares
  Name and Address                     Shares            Outstanding
-------------------------------     -----------          ------------
Harbinger Capital L.P.
4365 Executive Drive, Suite 740
San Diego, CA   92121                7,455,720              21.1%

(b) The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of June 30, 1997, by individual directors and executive officers and by all directors and executive officers of the Company as a group.
                                                         % of Shares
  Name and Address                   Shares              Outstanding
-------------------                  -------             -----------
Dennis Schlegel                      204,445 (1)            0.58%

Harold S. Carpenter                  728,986 (2)            2.06%

John E. Haggar                        50,000                0.14%

Charles Clay Miller                   13,000                0.04%

John Gilchrist                        80,747 (3)            0.23%

Officers and Directors as a
Group (5 individuals)              1,077,178                3.05%

(1) Includes 153,440 shares indirect ownership
(2) Includes 256,606 shares indirect ownership
(3) Includes 5,747 shares indirect ownership

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January, 1997, the Board of Directors approved the conversion of 26 shares of the Company's Series I Preferred Stock held by Kamco Holdings Inc., into 345,866 shares of the Company's Common Stock. These shares were originally issued in 1995 to K. D. International, S.A., as part of the acquisition price paid for Unique Systems, Inc. d/b/a National Affiliated Adjustment Company, and later acquired by Katherine Meyer in an unrelated transaction. Mrs. Meyer is the wife of the Company's former C.E.O. and President, Norman E. Meyer, and a shareholder of Kamco Holdings Inc.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Exhibits

     (3)(i) Restated and Amended Articles of Incorporation
     (3)(ii) By-Laws of Corporation
     (21) Subsidiaries of Registrant
     (27) Financial Data Schedule

B.   Schedule

     (II) Valuation and Qualifying Accounts

C.   Reports on Form 8-K

     Report to be filed, resignation of one of Registrant's Directors. On September 22, 1997, the Company received notice from Wang Yee (Sammy) Lin resigning as a Director of Alanco Environmental Resources Corporation, and citing disagreement and conflict with policies and actions taken by the Company's Board of Directors. Mr. Lin remains as Chairman, President and Chief Executive Officer of Alanco Environmental Technology (Beijing) Co. Ltd., the Company's wholly-owned subsidiary incorporated in China.


Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

EXHIBIT (21)   SUBSIDIARIES OF THE REGISTRANT

NAME                                                STATE OF INCORPORATION
-----------------------------------------------     --------------------------
Alanco Environmental Services, Inc.                 Nevada

Alanco Environmental Manufacturing, Inc.            Nebraska

Alanco Financial Services Corp.                     Nevada

Alanco Environmental Technology                     People's Republic of China
     (Beijing) Co. Ltd.

Fry Guy Inc.                                        Nevada

Unique Systems, Inc.
     d/b/a National Affiliated Adjustment Company   Nevada

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Alanco Environmental
                                             Resources Corporation



                                             /s/ Dennis Schlegel
                                             -----------------------
                                             Dennis Schlegel, CEO,
                                             Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                          TITLE                         DATE
     ----                          -----                         ----

/s/ John Gilchrist            Director                           9/26/97
--------------------------                                  ----------------
John Gilchrist


/s/ Harold S. Carpenter       Director                           9/26/97
--------------------------                                  -----------------
Harold S. Carpenter


/s/ Charles Clay Miller       Director                           9/26/97
--------------------------                                  -----------------
Charles Clay Miller


/s/ Edward J. Maley           Director                           9/26/97
--------------------------                                  -----------------
Edward J. Maley


/s/ John E. Haggar            Chief Financial Officer            9/26/97
--------------------------                                  -----------------
John E. Haggar