Form 10-K/A
period 1997-06-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1997-10-10
CIK 98618

Form 10-K

                                Amendment No. 1

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

Documents incorporated by reference: None

The undersigned Registrant hereby amends the Annual Report on Form 10-K for the fiscal year ended June 30, 1997 as set forth below.

1. Page 26 of Item 11. - Executive Compensation of the Form 10-K for the year ended June 30, 1997 is amended and restated as follows.



Option Grants Subsequent to Fiscal Year End

                   Number of
                   Securities
                   Underlying
                    Options     Date of      Date         Expiration    Option
    Name            Granted      Grant    Exercisable        Date       Price
---------------    -----------  --------  ------------    -----------   ------
Wang Yee Lin        40,000      7/16/97      7/16/97      7/16/2002     .875
Edward Maley        40,000      7/16/97      7/16/97      7/16/2002     .875
Charles Miller      40,000      7/16/97      7/16/97      7/16/2002     .875
Charles Miller      40,000      8/27/97      9/01/98      8/27/2002     .672
Dennis Schlegel     50,000      8/27/97      9/01/97      8/27/2002     .672
Dennis Schlegel     70,000      8/27/97      9/01/98      8/27/2002     .672

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

                                             Alanco Environmental
                                             Resources Corporation



                                             /s/ John E. Haggar
                                             -----------------------
                                             John E. Haggar,
                                             Chief Financial Officer