Form 10-Q
period 1997-09-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1997-10-21
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . .September 30, 1997
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Arizona                             86-0220694
         ------------------------------------------------------------
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

        15900 North 78th Street, Suite 101, Scottsdale, Arizona  85260
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

                                YES   XX     NO
                                     ----        ----
     As of October 17, 1997, there were 35,346,527 shares of common stock outstanding.


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     INDEX


                                                                 Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    September 30, 1997 (unaudited) and
                    June 30, 1997 (audited) . . . . . . . . . . . . . 3
               Consolidated Statements of Operations
                    For the three months ended September 30,
                    1997 and 1996 (unaudited) . . . . . . . . . . . . 4
               Consolidated Statements of Cash Flows
                    For the three months ended September 30,
                    1997 and 1996 (unaudited) . . . . . . . . . . . . 5
               Notes to Consolidated Financial Statements
                    (unaudited) . . . . . . . . . . . . . . . . . . . 6

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations. . . . . . . . . . . . . . . . . . . . 7

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . 8

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . 8

     Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

         ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                                  Sept 30, 1997   June 30, 1997
                     ASSETS                       (unaudited)       (audited)
                                                 --------------  --------------

Current Assets:
   Cash                                          $     527,845   $    526,851
   Accounts receivable                               1,412,220      1,169,290
   Notes receivable                                    585,756        586,739
   Inventories (note 2)                                512,858        527,479
   Prepaid expenses and other current assets           212,693        273,158
                                                 --------------  --------------
        Total current assets                         3,251,372      3,083,517

Notes receivable, long-term portion                    223,245        223,733
Property, plant and equipment                        5,052,793      5,049,080
Costs in excess of book value on acquisition of
   wholly-owned subsidiaries                         3,890,298      3,967,791

Intangible assets                                      169,666        175,155
Assets held for sale                                 4,243,000      4,243,000
Other assets                                           220,735        216,653
                                                 --------------  --------------
        Total assets                             $  17,051,109   $ 16,958,929
                                                 ==============  ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Capital lease and notes payable,              $     980,978   $    890,384
    current portion
   Accounts payable and accrued expenses             1,122,747        882,920
   Net liabilities of discontinued operations          189,418        227,321
                                                 --------------  --------------
        Total current liabilities                    2,293,143      2,000,625

Capital lease and notes payable, long-term             986,987      1,136,242

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 35,346,527 shares issued and
      outstanding                                   53,742,005     53,742,005
   Accumulated deficit                             (39,971,026)   (39,919,943)
                                                 --------------  --------------
        Total shareholders' equity                  13,770,979     13,822,062
                                                 --------------  --------------
        Total liabilities & shareholders' equity $  17,051,109   $ 16,958,929
                                                 ==============  ==============







  The accompanying notes are an integral part of these financial statements.

                ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 1997 and 1996


                                                       September 30
                                                    1997           1996
                                                ------------   ------------

Net sales                                       $ 2,606,357    $ 1,503,857
                                                ------------   ------------

Operating expenses:
   Direct service and cost of goods sold          1,294,517        827,972
   Selling, general and administrative            1,023,118        819,686
   Depreciation and amortization                    275,256        197,356
                                                ------------   ------------

       Total operating expenses                   2,592,891      1,845,014
                                                ------------   ------------

       Income (Loss) from operations                 13,466       (341,157)

Other income (expense)                              (64,549)        (9,412)
                                                ------------   ------------

       Loss from continuing operations              (51,083)      (350,569)

       Loss from discontinued operations              -           (135,240)
                                                ------------   ------------

Net loss                                        $   (51,083)   $  (485,809)
                                                ============   ============

Net loss per share
   Loss from continuing operations                    -              (0.01)
   Loss from discontinued operations                  -              -
                                                ------------   ------------

       Net loss per common share                $     -        $     (0.01)
                                                ============   ============

Weighted average common shares outstanding       35,346,527     33,364,278
                                                ============   ============















The accompanying notes are an integral part of these financial statements.

                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended September 30, 1997 and 1996

                                                            September 30

                                                         1997          1996
                                                      -----------  -----------

Cash flows from operating activities:
   Net loss from continuing operations                $  (51,083)  $ (350,569)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                    275,256      197,356
        Other                                              -           17,765
   (Increase) decrease in:
        Accounts receivable                             (242,930)    (160,835)
        Inventory                                         14,621      111,680

        Prepaid expenses and other current assets         60,465     (150,223)
        Other assets                                      (4,082)     (75,406)
   Increase (decrease) in:
        Accounts payable and accrued expenses            239,827      157,617
                                                      -----------  -----------

   Net cash provided by (used in) continuing operations  292,074     (252,615)
   Net cash used in discontinued operations              (37,903)    (142,800)
                                                      -----------  -----------

   Net cash provided by (used in) operating activities   254,171     (395,415)
                                                      -----------  -----------


Cash flows from investing activities:
   Purchase of property, plant and equipment             (42,026)    (391,775)
   Other                                                   3,510       12,327
                                                      -----------  -----------

   Net cash used in investing activities                 (38,516)    (379,448)
                                                      -----------  -----------

Cash flows from financing activities:
   Payments on obligations                              (214,661)     (26,839)
   Proceeds from the sale of common stock                  -          381,444
   Proceeds from the sale of preferred stock               -        1,194,750
                                                      -----------  -----------


   Net cash provided by financing activities            (214,661)   1,549,355
                                                      -----------  -----------

Net increase in cash                                         994      774,492

Cash, beginning of period                                526,851      552,010
                                                      -----------  -----------

Cash, end of period                                   $  527,845   $1,326,502
                                                      ===========  ===========

Supplemental disclosure of non-cash operating, investing and financing activities:

   Capital leases entered into during period:         $  156,000         -
   Issuance of capital stock:                              -       $    7,850


  The accompanying notes are an integral part of these financial statements.

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1997


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1997, Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of September 30, 1997, and for all periods presented. The results of operations for the three months ending September 30, 1997, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.


Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of September 30, 1997, and June 30, 1997, is listed below:

                                       September 30, 1997       June 30, 1997
                                       ------------------     ----------------
     Finished goods                        $ 339,727              $ 238,828
     Work-in-process                           2,944                 10,919
     Raw material                            170,187                277,732
                                           ---------              ---------
                                           $ 512,858              $ 527,479
                                           =========              =========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

     As of September 30, 1997, the Company's current assets exceeded current liabilities by $958,000, or a ratio of 1.4 to 1 compared to $1,083,000 or a ratio of 1.5 to 1 as of June 30, 1997. This ratio reflects the increase in the current maturities of capitalized leases which have a short term maturity. The Company will own the equipment at the end of the lease for a very nominal cost. The Company will continue to use available lease financing for the acquisition of equipment. Positive net cash provided from continuing operations was $292,000 for the quarter versus a negative $253,000 for the comparable quarter ended September 30, 1996. The Company has established a line of credit to supplement the improving cash flow.

2.   Results of Operations - Three months ended 9/30/97 versus 9/30/96

     Consolidated revenue for the quarter ended September 30, 1997, was $2,606,000 compared to $1,504,000 for the quarter ended September 30, 1996. This represents an increase through additional sales volume of $1,102,000 or 73%. Revenue from the food service segment increased by 243% and accounted for 76% of the revenue growth. Manufacturing revenues improved by $311,000, which depicts the positive results from the continued shift from agricultural products to the commercial market.

     Direct service and cost of goods sold increased by 56% or $467,000. The food service segment represented 58% of the increase and was related to the expansion of the Fry Guy program. Cost of goods sold from the manufacturing segment increased by 29% and is directly related to the increase in sales.

     Selling, general and administrative expenses grew by $203,000 or 25% over the quarter ended September 30, 1996. The expense increase was due to additional marketing efforts in the food service and manufacturing segments. This increase was offset by reduced expenses of the parent operations, which were $80,000 lower than the comparable period.

     Income from operations for the current quarter was $13,000 compared to an operating loss of $341,000 for the quarter ended September 30, 1996. Loss from continuing operations was $51,000 for the quarter compared to a loss of $351,000 for the comparable quarter.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     On October 8, 1997, Unique Systems, Inc., d/b/a National Affiliated Adjustment Company, filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code in Phoenix, Arizona. National Affiliated had discontinued business as of June 30, 1997.

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

                                                  ALANCO ENVIRONMENTAL
                                                  RESOURCES CORPORATION
                                                  (Registrant)


                                                  /s/John E. Haggar
                                                  -----------------------
                                                  John E. Haggar
                                                  Chief Financial Officer


Date: October 17, 1997