Form 10-Q
period 1997-12-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1998-02-12
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . December 31, 1997
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Arizona                             86-0220694
         -------------------------------------------------------------
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

        15900 North 78th Street, Suite 101, Scottsdale, Arizona  85260
      -------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

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

                                YES   XX     NO
                                     -----      -----

     As of January 30, 1998, there were 35,346,527 shares of common stock outstanding.



                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     INDEX


                                                                 Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    December 31, 1997 (unaudited) and
                    June 30, 1997 (audited). . . . . . . . . . . . . . 3
               Consolidated Statements of Operations
                    For the three months ended December 31,
                    1997 and 1996 (unaudited). . . . . . . . . . . . . 4
               Consolidated Statements of Operations
                    For the six months ended December 31,
                    1997 and 1996 (unaudited). . . . . . . . . . . . . 5
               Consolidated Statements of Cash Flows
                    For the six months ended December 31,
                    1997 and 1996 (unaudited). . . . . . . . . . . . . 6
               Notes to Consolidated Financial Statements
                    (unaudited). . . . . . . . . . . . . . . . . . . . 7

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . . . . . . . 8-9

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . 10

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


               ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND JUNE 30, 1997

                                                           Dec 31, 1997    June 30, 1997
                         ASSETS                             (unaudited)       (audited)
                                                        ---------------   --------------
 Current Assets:
     Cash                                               $      490,297    $     526,851
     Accounts receivable, net                                1,337,508        1,169,290
     Notes receivable, current portion                         573,952          586,739
     Inventories (note 2)                                      567,987          527,479
     Prepaid expenses and other current assets                 148,909          273,158
                                                        ---------------   --------------
           Total current assets                              3,118,653        3,083,517

 Notes receivable, long-term portion                           222,991          223,733
 Property, plant and equipment, net                          5,159,161        5,049,080
 Costs in excess of book value on acquisition of
     wholly-owned subsidiaries, net                          3,812,804        3,967,791
 Intangible assets, net                                        175,217          175,155
 Assets held for sale                                        4,243,000        4,243,000
 Other assets                                                  242,307          216,653
                                                        ---------------   --------------
           Total assets                                 $   16,974,133    $  16,958,929
                                                        ===============   ==============

          LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Capital lease obligations and notes payable,
        current portion                                 $    1,119,552    $     890,384
     Accounts payable and accrued expenses                     803,219          882,920
     Net liabilities of discontinued operations                189,418          227,321
                                                        ---------------   --------------
           Total current liabilities                         2,112,189        2,000,625

 Capital lease obligations and notes payable,
        long-term portion                                      888,433        1,136,242

 Shareholders' equity
     Preferred Stock, Class B, cumulative voting;
        20,000,000 shares authorized and none issued
     Common Stock, no par value, 100,000,000 shares
        authorized; 35,346,527 shares issued and
        outstanding                                         53,742,005       53,742,005
     Accumulated deficit                                   (39,768,494)     (39,919,943)
                                                        ---------------   --------------
           Total shareholders' equity                       13,973,511       13,822,062
                                                        ---------------   --------------
           Total liabilities & shareholders' equity     $   16,974,133    $  16,958,929
                                                        ===============   ==============






   The accompanying notes are an integral part of these financial statements.

                        ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended December 31, 1997 and 1996

                                                                December 31
                                                             1997             1996
                                                         (unaudited)      (unaudited)
                                                       -------------    -------------

    Net sales                                          $  2,613,335     $  1,592,610
                                                       -------------    -------------

    Operating expenses:
       Direct service and cost of goods sold              1,209,965          623,757
       Selling, general and administrative                  852,400          971,760
       Depreciation and amortization                        283,078          218,803
                                                       -------------    -------------

            Total operating expenses                      2,345,443        1,814,320
                                                       -------------    -------------

            Income (loss) from operations                   267,892         (221,710)

    Other expense                                           (65,359)         (23,617)
                                                       -------------    -------------

            Income (loss) from continuing operations        202,533         (245,327)

            Loss from discontinued operations                 -             (105,247)
                                                       -------------    -------------

    Net income (loss)                                  $    202,533     $   (350,574)
                                                       =============    =============

    Basic earnings (loss) per share
       Earnings (loss) from continuing operations              0.01            (0.01)
       Earnings (loss) from discontinued operations           -                -
                                                       -------------    -------------

            Basic earnings (loss) per common share     $       0.01     $      (0.01)
                                                       =============    =============

    Diluted earnings (loss) per share
       Earnings (loss) from continuing operations              0.01            (0.01)
       Earnings (loss) from discontinued operations           -                -
                                                       -------------    -------------


            Diluted earnings (loss) per common share   $       0.01     $      (0.01)
                                                       =============    =============


    Weighted average common shares outstanding           35,346,527       33,830,716
                                                       =============    =============











    The accompanying notes are an integral part of these financial statements.

                         ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Six Months Ended December 31, 1997 and 1996

                                                                     December 31
                                                               1997              1996
                                                            (unaudited)      (unaudited)
                                                         --------------   ---------------

    Net sales                                            $   5,219,692    $    3,096,467
                                                         --------------   ---------------

    Operating expenses:
       Direct service and cost of goods sold                 2,504,482         1,451,729
       Selling, general and administrative                   1,875,518         1,791,446
       Depreciation and amortization                           558,334           416,159
                                                         --------------   ---------------

            Total operating expenses                         4,938,334         3,659,334
                                                         --------------   ---------------

            Income (loss) from operations                      281,358          (562,867)

    Other expense                                             (129,908)          (33,029)
                                                         --------------   ---------------

            Income (loss) from continuing operations           151,450          (595,896)

            Loss from discontinued operations                    -              (240,486)
                                                         --------------   ---------------

    Net income (loss)                                    $     151,450    $     (836,382)
                                                         ==============   ===============

    Basic earnings (loss) per share
       Earnings (loss) from continuing operations                 0.00             (0.02)
       Earnings (loss) from discontinued operations              -                -
                                                         --------------   ---------------

            Basic earnings (loss) per common share       $        0.00    $        (0.02)
                                                         ==============   ===============

    Diluted earnings (loss) per share
       Earnings (loss) from continuing operations                 0.00             (0.02)
       Earnings (loss) from discontinued operations              -                -
                                                         --------------   ---------------

            Diluted earnings (loss) per common share     $        0.00    $        (0.02)
                                                         ==============   ===============


    Weighted average common shares outstanding              35,346,527        33,597,497
                                                         ==============   ===============











    The accompanying notes are an integral part of these financial statements.

                            ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended December 31, 1997 and 1996

                                                                         December 31
                                                                    1997              1996
                                                                (unaudited)       (unaudited)
                                                              --------------   ---------------
    Cash flows from operating activities:
       Net income (loss) from continuing operations           $     151,450    $     (595,896)
       Adjustments to reconcile net income (loss) to net
           cash provided by (used in) operating activities:
              Depreciation and amortization                         559,234           416,159
              Other                                                  -                 19,828
       (Increase) decrease in:
              Accounts receivable                                  (168,218)         (420,376)
              Inventory                                             (40,508)           32,030
              Prepaid expenses and other current assets             124,250          (161,895)
              Other assets                                          (25,654)          (63,176)
       Increase (decrease) in:
              Accounts payable and accrued expenses                 (79,702)          116,691
                                                              --------------   ---------------

       Net cash provided by (used in) continuing operations         520,852          (656,635)
       Net cash used in discontinued operations                     (37,904)         (228,304)
                                                              --------------   ---------------

       Net cash provided by (used in) operating activities          482,948          (884,939)
                                                              --------------   ---------------

    Cash flows from investing activities:
       Purchase of property, plant and equipment                    (67,053)         (352,880)
       Other                                                          6,567           (11,880)
                                                              --------------   ---------------

       Net cash used in investing activities                        (60,486)         (364,760)
                                                              --------------   ---------------

    Cash flows from financing activities:
       Proceeds from borrowing                                       -                300,000
       Payments on capital lease obligations                       (459,016)         (120,818)
       Proceeds from the sale of common stock                        -                381,444
       Proceeds from the sale of preferred stock                     -              1,194,750
                                                              --------------   ---------------

       Net cash provided by (used in) financing activities         (459,016)        1,755,376
                                                              --------------   ---------------

    Net increase (decrease) in cash                                 (36,554)          505,677

    Cash, beginning of period                                       526,851           552,010
                                                              --------------   ---------------

    Cash, end of period                                       $     490,297    $    1,057,687
                                                              ==============   ===============

    Supplemental disclosure of non-cash operating,
       investing and financing activities:
       Capital leases entered into during period:             $     440,375    $    1,034,650
       Issuance of capital stock:                                    -                786,350



    The accompanying notes are an integral part of these financial statements.

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR SIX MONTHS ENDED DECEMBER 31, 1997


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1997, Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1997, and for all periods presented. The results of operations for the six months ending December 31, 1997, are not necessarily indicative of the operating results to be expected for an entire year.

     The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," for the three and six month periods ended December 31, 1997. Comparable periods for the prior year have been restated to conform with the new computation. This pronouncement modifies the disclosures and computation methodologies required by Accounting Principles Board Opinion No. 15, "Earnings Per Share," for Net Income Per Share such that two amounts must be disclosed. The first is Basic Earnings (Loss) Per Share, which is computed by dividing income available to common shareholders by the weighted average number of common shares available. The second is Diluted Earnings (Loss) Per Share. This computation is similar to that for Basic Earnings Per Share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.


Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31, 1997, and June 30, 1997, is listed below:

                                       December 31, 1997         June 30, 1997
                                       -----------------         -------------
     Finished goods                        $ 208,050              $   238,828
     Work-in-process                          26,287                   10,919
     Raw material                            333,650                  277,732
                                           ----------             ------------
                                           $ 567,987              $   527,479
                                           ==========             ============

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

     As of December 31, 1997, the Company's current assets exceeded current liabilities by $1,006,000, a ratio of 1.5 to 1. During the current six months, increased revenues, especially in the food service, caused an increase of $168,000 in accounts receivable. An increase of $112,000 in current liabilities resulted mainly from additional fry machine leases and long-term liabilities becoming current. The conversion of long-term liabilities to current results from the relative short length of the fry machine leases. Property, plant and equipment, other than fry machine leases, have remained relatively level since the beginning of the fiscal year. A larger backlog in the manufacturing division, compared to December 31, 1996, warranted an increase in raw material purchases during the current quarter resulting in an increase in accounts payable. Cash generated from continuing operations was $521,000 for the six months ended December 31, 1997 compared to a cash usage of $657,000 for the six months ended December 31, 1996.

2.   Results of Operations

     (a.)  Three months ended 12/31/97 versus 12/31/96

     Consolidated net sales for the quarter ended December 31, 1997 were $2,613,000, an increase of 64% over the comparable period in 1996. Sales from the food service and the manufacturing divisions increased 66% and 47%, respectively, in the current period compared to the comparable period last year. The food service segment benefited from holiday season shopping and accounted for over $600,000 of the current quarter sales increase over the comparable quarter last year. Whereas, the manufacturing division had more commercial jobs than the same period last year and is continuing its efforts to shift away from the seasonal agricultural business.

     Consolidated operating expenses for the quarter ended December 31, 1997 were $2,345,000, an increase of 29% over the prior comparable period. Direct service expenses were higher during the current quarter due to increased sales in the food service and manufacturing divisions and costs related to installation of pollution control equipment in China. These expenses were partially offset by a decrease in general and administrative expenses resulting from cost containment measures. Consolidated income from continuing operations for the current quarter was $203,000 compared to a loss of $245,000 for the quarter ended December 31, 1996.

     (b.)  Six months ended 12/31/97 versus 12/31/96

     Consolidated sales for the six months ended December 31, 1997 were $5,220,000 compared to $3,096,000 or a 69% increase over the prior comparable period. Sales from the food service division increased 115% compared with the same period last year due to additional fry machines being placed with both Wal-Mart and independent distributors. Manufacturing sales increased 36% due to the Company's successful efforts in maintaining a stronger backlog of orders than in the comparable period last year.

     Consolidated operating expenses for the six months ended December 31, 1997 were $4,938,000, an increase of 35% over the prior comparable period. This increase is the result of an increase of 73% in direct service expense, which was primarily due to the food service's higher sales and increased marketing costs related to independent distributors. Selling, general and administrative costs increased 5% compared to the same period last year.

     Consolidated income from continuing operations was $151,000 for the current six months. This compares to a loss of $596,000 for the six months ended December 31, 1996.

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

                                                  ALANCO ENVIRONMENTAL
                                                  RESOURCES CORPORATION
                                                  (Registrant)




                                                  /s/ Joseph T. Connelly
                                                  -------------------------
                                                  Joseph T. Connelly
                                                  Chief Financial Officer


Date: February 11, 1998