Form 10-Q
period 1998-03-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1998-05-12
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . . . .March 31, 1998
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Arizona                         86-0220694
          --------------------------------        --------------------
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

15900 North 78th Street, Suite 101, Scottsdale, Arizona          85260
-------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                                (602) 607-1010
            -------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES   XX     NO
                                     -----      -----

     As of May 1, 1998, there were 35,346,527 shares of common stock outstanding.



                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     INDEX


                                                                 Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    March 31, 1998 (unaudited) and
                    June 30, 1997 (audited). . . . . . . . . . . . . . 3
               Consolidated Statements of Operations
                    For the three months ended March 31,
                    1998 and 1997 (unaudited). . . . . . . . . . . . . 4
               Consolidated Statements of Operations
                    For the nine months ended March 31,
                    1998 and 1997 (unaudited). . . . . . . . . . . . . 5
               Consolidated Statements of Cash Flows
                    For the nine months ended March 31,
                    1998 and 1997 (unaudited). . . . . . . . . . . . . 6
               Notes to Consolidated Financial Statements
                    (unaudited). . . . . . . . . . . . . . . . . . . . 7

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . . . . . . . 8-9

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . 10

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND JUNE 30, 1997

                                                     Mar 31, 1998   June 30, 1997
ASSETS                                                (unaudited)      (audited)
                                                    --------------  --------------

Current Assets:
   Cash                                             $     561,818   $     526,851
   Accounts receivable, net                             1,679,675       1,169,290
   Notes receivable, current portion                      563,570         586,739
   Inventories (note 2)                                   551,920         527,479
   Prepaid expenses and other current assets              148,725         273,158
                                                    --------------  --------------
         Total current assets                           3,505,708       3,083,517

Notes receivable, long-term portion                       222,482         223,733
Property, plant and equipment, net                      5,066,047       5,049,080
Costs in excess of book value on acquisition of
   wholly-owned subsidiaries, net                       3,735,311       3,967,791
Intangible assets, net                                    174,830         175,155
Assets held for sale                                    4,243,000       4,243,000
Other assets                                              246,590         216,653
                                                    --------------  --------------
         Total assets                               $  17,193,968   $  16,958,929
                                                    ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Capital lease obligations and notes payable,
      current portion                               $   1,202,521   $     890,384
   Accounts payable and accrued expenses                  969,784         882,920
   Net liabilities of discontinued operations              99,418         227,321
                                                    --------------  --------------
         Total current liabilities                      2,271,723       2,000,625

Capital lease obligations and notes payable,
      long-term portion                                   639,446       1,136,242

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 35,346,527 shares issued and
      outstanding                                      53,742,005      53,742,005
   Accumulated deficit                                (39,459,206)    (39,919,943)
                                                    --------------  --------------
         Total shareholders' equity                    14,282,799      13,822,062
                                                    --------------  --------------
         Total liabilities & shareholders' equity   $  17,193,968   $  16,958,929
                                                    ==============  ==============


The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 1998 and 1997

                                                            March 31

                                                           1998           1997
                                                     (unaudited)    (unaudited)
                                                   -------------  -------------

Net sales                                          $  2,731,892   $  1,743,789
                                                   -------------  -------------

Operating expenses:
   Direct service and cost of goods sold              1,198,435      1,070,889
   Selling, general and administrative                  866,554      1,112,286
   Depreciation and amortization                        288,066        251,702
                                                   -------------  -------------

       Total operating expenses                       2,353,055      2,434,877
                                                   -------------  -------------

       Income (loss) from operations                    378,837       (691,088)

Other expense                                           (69,548)       (38,391)
                                                   -------------  -------------

       Income (loss) from continuing operations         309,289       (729,479)

       Loss from discontinued operations                  -           (168,277)
                                                   -------------  -------------

Net income (loss)                                  $    309,289   $   (897,756)
                                                   =============  =============

Basic earnings (loss) per share
   Earnings (loss) from continuing operations              0.01          (0.02)
   Earnings (loss) from discontinued operations           -              (0.01)
                                                   -------------  -------------

       Basic earnings (loss) per common share      $       0.01   $      (0.03)
                                                   =============  =============

Diluted earnings (loss) per share
   Earnings (loss) from continuing operations              0.01          (0.02)
   Earnings (loss) from discontinued operations           -              (0.01)
                                                   -------------  -------------

       Diluted earnings (loss) per common share    $       0.01   $      (0.03)
                                                   =============  =============


Weighted average common shares outstanding           35,346,527     34,765,533
                                                   =============  =============











The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended March 31, 1998 and 1997

                                                            March 31

                                                           1998           1997
                                                     (unaudited)    (unaudited)
                                                   -------------  -------------

Net sales                                          $  7,951,584   $  4,840,256
                                                   -------------  -------------

Operating expenses:
   Direct service and cost of goods sold              3,702,917      2,522,618
   Selling, general and administrative                2,742,073      2,903,732
   Depreciation and amortization                        846,400        667,861
                                                   -------------  -------------

       Total operating expenses                       7,291,390      6,094,211
                                                   -------------  -------------

       Income (loss) from operations                    660,194     (1,253,955)

Other expense                                          (199,457)       (71,420)
                                                   -------------  -------------

       Income (loss) from continuing operations         460,737     (1,325,375)

       Loss from discontinued operations                  -           (408,763)
                                                   -------------  -------------

Net income (loss)                                  $    460,737   $ (1,734,138)
                                                   =============  =============

Basic earnings (loss) per share
   Earnings (loss) from continuing operations              0.01          (0.04)
   Earnings (loss) from discontinued operations           -              (0.01)
                                                   -------------  -------------

       Basic earnings (loss) per common share      $       0.01   $      (0.05)
                                                   =============  =============


Diluted earnings (loss) per share
   Earnings (loss) from continuing operations              0.01          (0.04)
   Earnings (loss) from discontinued operations           -              (0.01)
                                                   -------------  -------------

       Diluted earnings (loss) per common share    $       0.01   $      (0.05)
                                                   =============  =============

Weighted average common shares outstanding           35,346,527     33,982,095
                                                   =============  =============











The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 1998 and 1997

                                                                  March 31

                                                                 1998            1997
                                                          (unaudited)     (unaudited)
                                                        --------------  --------------

Cash flows from operating activities:
   Net income (loss) from continuing operations         $     460,737   $  (1,325,375)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                        846,400         667,861
         Other                                                 -               50,023
   (Increase) decrease in:
         Accounts receivable                                 (510,385)       (859,163)
         Inventory                                            (24,441)        125,775
         Prepaid expenses and other current assets            124,433        (104,214)
         Other assets                                         (29,938)        (79,613)
   Increase (decrease) in:
         Accounts payable and accrued expenses                 86,864         334,792
                                                        --------------  --------------

   Net cash provided by (used in) continuing operations       953,670      (1,189,914)
   Net cash used in discontinued operations                  (127,903)       (261,026)
                                                        --------------  --------------

   Net cash provided by (used in) operating activities        825,767      (1,450,940)
                                                        --------------  --------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (87,662)       (640,552)
   Collection of Receivables                                   -              495,000
   Other                                                       19,396         (34,064)
                                                        --------------  --------------


   Net cash used in investing activities                      (68,266)       (179,616)
                                                        --------------  --------------

Cash flows from financing activities:
   Proceeds from borrowing                                     -              300,000
   Payments on capital lease obligations                     (722,534)       (275,875)
   Proceeds from the sale of common stock                      -              381,444
   Proceeds from the sale of preferred stock                   -            1,194,750
                                                        --------------  --------------

   Net cash provided by (used in) financing activities       (722,534)      1,600,319
                                                        --------------  --------------

Net increase (decrease) in cash                                34,967         (30,237)

Cash, beginning of period                                     526,851         552,010
                                                        --------------  --------------

Cash, end of period                                     $     561,818   $     521,773
                                                        ==============  ==============

Supplemental disclosure of non-cash operating,
   investing and financing activities:
   Capital leases entered into during period:           $     537,875   $   1,198,464
   Issuance of capital stock:                                  -            1,466,372



The accompanying notes are an integral part of these financial statements.

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR NINE MONTHS ENDED MARCH 31, 1998


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1997, Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1998, and for all periods presented. The results of operations for the nine months ending March 31, 1998, are not necessarily indicative of the operating results to be expected for an entire year.

     The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," for the three and nine month periods ended March 31, 1998. Comparable periods for the prior year have been restated to conform with the new computation. This pronouncement modifies the disclosures and computation methodologies required by Accounting Principles Board Opinion No. 15, "Earnings Per Share," for Net Income Per Share such that two amounts must be disclosed. The first is Basic Earnings (Loss) Per Share, which is computed by dividing income available to common shareholders by the weighted average number of common shares available. The second is Diluted Earnings (Loss) Per Share. This computation is similar to that for Basic Earnings Per Share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.


Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 1998, and June 30, 1997, is listed below:

                                       March 31, 1998          June 30, 1997
                                       --------------          -------------
     Finished goods                        $229,699               $238,828
     Work-in-process                          4,248                 10,919
     Raw material                           317,973                277,732
                                          ----------             ----------
                                           $551,920               $527,479
                                          ==========             ==========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

     As of March 31, 1998, the Company's current assets exceeded current liabilities by $1,234,000 or a ratio of 1.5 to 1. Consolidated cash increased during the nine months ended March 31, 1998 by $35,000 to $562,000. For the nine months ended March 31, 1998, cash generated from continuing operations was $826,000 compared to a cash usage of $1,451,000 for the nine months ended March 31, 1997, or an increase of $2,277,000 over the comparable prior period. In April, 1998 the Company received an increase in its current credit line and obtained additional short term financing from other sources including a related party.

     In April, 1998 the Company entered into a Loan Agreement with Harold S. Carpenter, a Director of the Company, and Keith V. Denner, a shareholder of the Company, whereby Mr. Carpenter and Mr. Denner agreed to extend a ninety day line of credit to the Company in the total amount of $300,000. Upon execution of the Agreement, an initial draw of $100,000 was made and was repaid within thirty days. The line of credit is secured by an assignment of the Company's interest in the real estate sales contract dated June 6, 1997, with respect to certain property located in Boone County, Iowa. As consideration for the line of credit, Mr. Carpenter receives interest at the rate of three percent (3%) of the highest principal balance for every calendar month in which principal is outstanding, resulting in $1,500 to Mr. Carpenter for his $50,000 portion of the initial draw. Mr. Denner received five year warrants to acquire 435,000 shares of the Borrower's common stock exercisable at $0.40 per share which are subject to adjustment in number and price for splits of the Company's common stock and similar events. Mr. Denner also surrendered existing warrants to acquire 435,000 shares of common stock. As of this date, the Company does not anticipate having to draw upon the line of credit prior to its expiration on July 31, 1998.

2.   Results of Operations

     (a.)  Three months ended 3/31/98 versus 3/31/97

     Consolidated revenues for the quarter ended March 31, 1998 were $2,732,000, an increase of 57% over the comparable period in 1997. Revenue from the food service and the manufacturing divisions increased 94% and 9%, respectively. The food service segment accounted for over $697,000 of the current quarter revenue increase over the comparable quarter last year due to the increased number of machines and a larger number of food items on the menu. Whereas, the manufacturing division had an increase in dust control equipment sales of $144,000 but a decrease in both aeration and farm products sales of $22,000 and $40,000, respectively. Revenue in the environmental division was $205,000 compared to none for the same period last year.

     Consolidated operating expenses for the quarter ended March 31, 1998
decreased by 4% compared to the prior comparable period.   Direct expenses were
higher during the current quarter due to revenues in the environmental division while direct costs in the food service and manufacturing divisions remained relatively constant. General and administrative expenses decreased due to continued cost control measures. Consolidated income from continuing operations for the current quarter was $309,000 or $.01 per share. This compares to a loss of $729,000 or $.02 for the quarter ended March 31, 1997.

     (b.)  Nine months ended 3/31/98 versus 3/31/97

     Consolidated revenues for the nine months ended March 31, 1998 were $7,952,000 compared to $4,840,000 or a 64% increase over the prior comparable period. Revenue from the food service division increased 107% compared with the same period last year due to a doubling of the number of fry machines producing income during the nine month period. Manufacturing revenue increased 26% due mainly to the Company's having greater than twice the amount of dust control equipment sales than during the comparable period last year.

     Consolidated operating expenses for the nine months ended March 31, 1998 increased 20% over the prior comparable period. Forty-seven percent of the increase is directly related to the additional cost of goods and direct service expenses associated with sales increases.

     Consolidated income from continuing operations was $461,000 or $.01 for the current nine months. This compares to a loss of $1,325,000 or $.04 for the nine months ended March 31, 1997.

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

                                                  ALANCO ENVIRONMENTAL
                                                  RESOURCES CORPORATION
                                                  (Registrant)




                                                  /s/ Joseph T. Connelly
                                                  ------------------------
                                                  Joseph T. Connelly
                                                  Chief Financial Officer


Date: May 11, 1998