Form 10-K
period 1998-06-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1998-09-29
CIK 98618

Form 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934
                    For the fiscal year ended June 30, 1998
                         Commission file number 0-9347

                   ALANCO ENVIRONMENTAL RESOURCES CORPORATION
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Arizona                           86-0220694
           --------------------------------       --------------------
           (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

           15900 North 78th Street, Suite 101, Scottsdale, AZ  85260
            ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                Registrant's Telephone Number:    (602) 607-1010

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,828,382 as of September 24, 1998.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 5,050,683 as of September 24, 1998. (All common shares and per share data has been adjusted to reflect a one for seven stock reversal that took place in May of 1998.)

Documents incorporated by reference: Part III of this Report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 30, 1998. Certain Exhibits are incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

PART 1

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Alanco Environmental Resources Corporation was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, "Company" refers to Alanco Environmental Resources Corporation and its wholly-owned subsidiaries. The Company's continuing operations are diversified and include: (i) design, production, marketing and distribution of pollution control products, and (ii) restaurant equipment/food marketing and distribution. The Company previously operated mining properties and continues to have mineral property assets that are presented as "net assets of discontinued operations held for sale" on the consolidated balance sheet at June 30, 1998 and 1997.

RECENT BUSINESS DEVELOPMENTS

     Pollution Control Products. The Company has a patented air pollution control technology based on a charged dry sorbent injection system called CDSI.
 The Company had, by fiscal year end, substantially completed the contracts for eleven CDSI units, which had been sold during the year to customers in China. Eight units were sold to Guangzhou Paper Ltd., Guangzhou, China, and three were sold to Lanzhou Chemical Industry of Lanzhou, China. The Company has been paid in full for all systems sold. The Company is continuing its efforts to export CDSI units to China and other countries; however, the current economic turmoil in the Asian markets is negatively affecting sales.

     The Company has other patented and non-patented pollution control products that it sells nationally and internationally. During September 1998, Alanco Environmental Manufacturing Incorporated ("AEMI"), a wholly owned subsidiary, was assigned a U.S. patent for the E-86 Cartridge Dust Control Filter. The E-86 series filter incorporates a proprietary design which minimizes costs by reducing the complexity of the cartridge seal system.

     Restaurant Equipment/Food Service Products. In December 1996, the Company, through its Fry Guy Inc. subsidiary, completed the nationwide roll-out of its Integrated Finger Food Marketing ("IFFM") program, featuring the Company's private label "Sgt. Fry" food menu in Wal-Mart stores. Fry Guy's agreement with Wal-Mart was for a two year period and accounted for 90% of this segment's revenue during fiscal year ended June 30, 1998. In May of 1998 Wal-Mart notified the Company of their intention to terminate the contract. The contract was terminated on August 9, 1998. Wal-Mart elected to purchase new fryer equipment for all stores and to self-manage the very successful finger food program. Wal-Mart is expected to return all Fry Guy fryer units to the Company by the end of October 1998.

     The Company plans on refurbishing the returned machines at its facility in Scottsdale, Arizona. Sales and marketing efforts are continuing in an effort to place the returned and refurbished units at new locations under the IFFM program. The Company anticipates entering into a number of contracts in its attempt to replace the Wal-Mart business and is considering a sale and/or leasing program.

DESCRIPTION OF BUSINESS

Pollution Control Products Segment

     CDSI Technology. The Company acquired the rights to the CDSI (Charged Dry Sorbent Injection) technology in 1989. The CDSI system is a patented process that utilizes an electrostatically charged sorbent to remove noxious gases, particularly sulfur dioxide, from a hot exhaust gas stream from an air pollution source such as a power plant. The electrostatic charge increases the dispersal of sorbent particles which react more readily with a pollutant molecule in the gas stream. The solid product of this reaction is then later removed from the gas stream. The CDSI system has a significantly lower cost relative to most competing technologies with similar levels of efficiency.

     The CDSI system appears to offer other advantages over most competing technologies for remediating polluted gas streams, particularly flue gas desulfurization. The most common of these competing technologies are wet scrubbers which spray a mixture of water and limestone into the polluted gas stream which reacts primarily with sulfur dioxide to produce a sludge composed of gypsum, limestone, and polluted water. This sludge must be disposed of and the water treated before reuse or release. Wet scrubbers are very expensive to build and have very high operating costs. They are subject to corrosion and frequent breakdown. The CDSI system is a dry process making collection and disposal of reaction products a much less costly and simpler procedure.
Another significant advantage of the CDSI system is its ability to operate at temperatures above 2000 degrees Fahrenheit. Because many chemical reactions with sorbents occur more rapidly at these high temperatures, CDSI equipment can be used effectively where wet scrubbers cannot.

     The Company believes that the CDSI system is particularly well suited to use in small power plants, mining and smelting facilities, incinerators and mini steel mills. The proprietary elements of the CDSI system are fabricated and assembled by the Company. The Company, through its wholly-owned subsidiary, Alanco Environmental Manufacturing Inc. (AEMI) in Falls City, Nebraska, manufactures all of the necessary ancillary equipment for a CDSI installation, such as blowers and bins.

     Other Pollution Control Products. AEMI also manufactures baghouse filters and cyclone particulate removal systems for industrial applications as well as air handling equipment for the agricultural industry. The product lines are:
Reverse Air Filters, Pulse Jet Filters, Cyclonic Collectors, Centrifugal Fans, Pneumatic Conveyors and Ducting. The manufacturing facility can also perform job shop and original equipment manufacturing for other entities.

     During fiscal year ended June 30, 1998, AEMI was assigned U.S. Patent #5,803,939 for the E-86 Cartridge Dust Control Filter. The patent was issued on September 8, 1998. The E-86 series filter incorporates a proprietary design which minimizes costs by reducing the complexity of the cartridge seal system.

     Pollution control products accounted for 50.9% and 54.1% of the consolidated revenues for years ended June 30, 1998 and 1997, respectively.

     Marketing. The Company's primary marketing effort for the sale of pollution control products in the United States is through a national network of independent sales representatives, supported and supplemented with sales and marketing efforts (including telephone sales) performed by Company personnel.

     The marketing efforts for CDSI technology and other pollution control products is concentrated on third world applications, primarily in the People's Republic of China and South America. The Chinese effort is primarily through its subsidiary, Alanco Environmental Technology (Beijing) Co., Ltd. ("Alanco Beijing"), a Chinese company. Alanco Beijing manages the Company's interests in China and marketing efforts aimed at other select third world countries. In addition, the Company has a marketing agreement with the China National Environment Protection Company, one of the largest environmental companies in China. Alanco Beijing currently has engineering and technical support staff in place, as well as people trained to represent its technology in China. In South America the Company operates its marketing program through a network of distributors.

     The Company believes that China represents the largest single potential market for CDSI technology. There are currently more than 450,000 industrial coal-fired boilers in China, a country which consumes more coal than any other country in the world. Chinese central authorities issued a comprehensive new sulfur dioxide emission regulation in 1997 to control the country's serious acid rain problem. All industrial coal users must significantly reduce the sulfur dioxide emission from their operations.

     In October, 1995, test results from the Dezhou Heat & Power Plant exceeded Chinese compliance standards for sulfur dioxide removal with a removal efficiency for sulfur dioxide of 69.5%. This facility is now certified as operating in compliance with Chinese standards.

     Raw Materials. The Company has numerous sources for materials and parts used to manufacture the CDSI units and other pollution control products. The principal raw materials used in manufacturing are sheet metal and plate steel, welding supplies, and various kinds of electrical components, all of which are common to this industry. Most of the suppliers are located in the Midwest, and none are relied upon as the sole source. In this regard, the Company believes that it has and should maintain an adequate supply of raw materials and does not foresee any substantial increase in prices.

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

          U.S. Patent Application entitled "Hopper System And
     Electrostatic Gun For Injection Of An Electrostatically Charged Sorbent Into A Polluted Gas Stream" issued as U.S. Patent No. 5,312,598 on May 17, 1994. In addition, this patent application has been filed in Argentina, Australia, Brazil, Canada, Chile, China, Europe, India, Japan, Korea, Mexico, Pakistan, Singapore, Turkey and Venezuela.

          U.S. Patent Application entitled "Improved Electrostatic Gun For Injection Of An Electrostatically Charged Sorbent Into A Polluted Gas Stream" issued as U.S. Patent No. 5,591,412 on January 7, 1997.

          U.S. Patent Application entitled "Purging Electrostatic Gun For A Charged Dry Sorbent Injection And Control System For The Remediation Of Pollutants In A Gas Stream" issued as U.S. Patent No. 5,648,049 on July 15, 1997. In addition, this patent application has been filed in Argentina, Brazil, Canada, Chile, China, Czech Republic, Europe, Hungary, Korea, Mexico and Poland.

          U.S. Patent Application entitled "Industrial Dust Collector And

     Method For Its Use" issued as U.S. Patent No. 5,803,939 on September 8, 1998. AEMI has developed this filter in conjunction with the passage of the new Clean Air Act. The new filter, called the "E-86", falls in line with the proposed Pm2.5 ruling that will replace Pm10.

     Competitive Conditions. The Company has various competitors, depending on the type of pollution control product. In the area of flue gas desulfurization technology, the Company's competitors include: Babcock Wilcox, Wheelabrator, Pure Air, General Electric, Austria Energy, and Mitsubishi Corporation. The Company believes its CDSI technology is appropriately targeted at relatively low capacity generation plants.

     Significant competitors exist for the industrial air pollution products other than in the area of flue gas desulfurization technology, and the Company is relatively new to this market. However, the Company has procured significant orders, thereby demonstrating its sales, engineering and production capabilities.

     The aeration equipment products market has three major manufacturers to compete against. The Company is considered the market leader in the aeration equipment market and produces equipment for the upper end customer.

     Research and Development Activities. The Company continues to enhance the performance capability of its products through innovative configurations and improved electronics. This year the CDSI unit has been further redesigned to improve performance and reliability in the most severe environments. The Company also developed and patented a new air filter in conjunction with the passage of the new Clean Air Act. The new filter, called the "E-86", falls in line with the proposed Pm2.5 ruling that will replace Pm10.

     Employees. As of September 1, 1998, the Company had 51 individuals primarily involved in the pollution control products segment.

     Seasonality of Business. Some of the Company's manufactured products are marketed to the agricultural market and are highly seasonal. The demand for agricultural products, such as fans, ducting and fan/heater assemblies, begins to heighten around April and May and normally tapers off around October and November. Other industrial pollution control products, including CDSI units, have minimal seasonality.

     Dependence Upon Key Customers. The Company has recorded sales to over 500 different customers during the year ended June 30, 1998. Guangzhou Paper Ltd. accounted for sales of $880,000 or 15.8% of the segment revenue and 8.0% of the consolidated revenue. Continuation of customer base depends upon pricing, quality, competition and product availability.

     Backlog Orders. The Company operates using customary purchase orders for orders received. To be considered backlog, the orders must be firm and non-cancelable. Since customary purchase orders may not always be considered firm and non-cancelable, the Company does not have a reportable backlog.

Restaurant Equipment/Food Marketing and Distribution Segment

     The Company, through its Fry Guy Inc. subsidiary ("Fry Guy"), developed an Integrated Finger Food Marketing ("IFFM") program whereby it supplies a deep fry machine to customers who are required to utilize foods of an affiliated distributor. The Company receives income for all foods sold to the customer utilizing the Company's deep fryer. In general, the Company has targeted qualified retail businesses offering or desiring to offer hot foods.

     The fryer, which operates with an air filtering system, eliminates the need for venting, which is necessary with conventional restaurant deep fryers.
 The machine operates, with an automated lowering and raising basket mechanism, on 110 volt electricity as compared to the 220 volts usually required by conventional deep fryers. The machines weigh approximately 70 pounds and can be operated from a countertop. A one gallon or two gallon fryer is available.

     Marketing. Fry Guy, both directly and through a distributor network, has targeted small food outlets and similar facilities in convenience stores, discount/department stores, shopping malls, bars and other premises with small snack bar facilities that previously were unable to offer hot food items. Fry Guy may provide these facilities with the Fry Guy fryer without charge and receives payment from the food purchased by the distributor. As part of this Integrated Finger Food Marketing program, Fry Guy also provides warranty service and repairs to the fryer, training for the fryer operators, promotional and point of sale materials and a program for the development and introduction of new food products.

     Fry Guy's contract with Wal-Mart, which accounted for approximately 45% of the consolidated revenue for the current fiscal year, was terminated in August, 1998. Since that time, Fry Guy has continued to provide its services to Wal-Mart on substantially the same terms as the prior agreement. However, Wal-Mart has notified the Company that it is returning the Fry Guy fryers. As a result, the Company anticipates that substantially all of its Fry Guy revenue from Wal-Mart will cease by calendar year end.

     The Company plans on refurbishing the returned machines at its facility in Scottsdale, Arizona. Sales and marketing efforts are continuing in an effort to place the returned and refurbished units at new locations under the IFFM program. The Company anticipates entering into a number of contracts in its attempt to replace the Wal-Mart business and is considering a sale and/or leasing program.

     Dependence Upon Key Customers. The focus of the Company's restaurant equipment/food distribution segment had been almost entirely devoted to its relationship with Wal-Mart. During fiscal year 1998, Wal-Mart accounted for approximately 90 percent of this segment's revenue and 45 percent of the consolidated revenue. The decision by Wal-Mart to cease its commitment with the Company's IFFM program will have a material adverse effect on its business.

     Competitive Conditions. Fry Guy is aware of three direct competitors who actively market a ventless small capacity deep fryer, but do not market food products. Numerous competitors offer equipment which requires venting to the outside. However, the Company is unaware of any competitor providing both the sales and distribution of a finger food program.

     Employees.  As of September 1, 1998, Fry Guy has 12 employees.

ITEM 2. Properties

     The Company's corporate office is located in a 4,527 square foot leased facility in Scottsdale, Arizona. The Company moved to this facility in January 1997 in order to reduce its lease expense and consolidate its facilities.

     Fry Guy is currently located in a 4,800 square foot leased office warehouse facility in Scottsdale, Arizona.

     AEMI's operating facility is located at Falls City, Nebraska. This facility is approximately 73,000 square feet under roof and is located on approximately 6.84 acres. The Company owns this facility. AEMI also leases a sales office in Kansas City, Missouri. This facility is approximately 297 square feet.

Mining Claim Properties

     The Company has classified its mineral claim property as assets held for sale and currently has no intention of developing these properties. At June 30, 1998, the Company owned mineral rights in four unpatented mineral mining and millsite properties in Arizona. The Company's mining claim properties include the Tombstone Metallurgical Facility and a mill on the site of the C.O.D. Mine.

     The following table sets forth the Company's major mineral claim holdings at fiscal years ended June 30, 1998 and 1997.


             MAJOR MINERAL CLAIM HOLDINGS AT June 30, 1998 AND 1997

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

     The following table sets forth the adjusted carrying value as of June 30, 1998 and 1997, respectively.

             MAJOR MINERAL CLAIM HOLDINGS AT June 30, 1998 AND 1997

                                                                     Adjusted
Mineral Property                                                     Value (1)

C.O.D. Mine                                                         $5,539,328
Mineral Mountain                                                       221,520
Cherry Creek                                                                 0
Tombstone/STC Claims                                                   670,275

Mining/milling Equipment

C.O.D. Mine                                                            107,831
Tombstone Mill                                                         296,702
                                                                    -----------
  Subtotal Mineral Property & Equipment                             $6,835,656
     Less:  Carrying Value Reserve for Fiscal Year 1997             (2,592,656)
                                                                    -----------
  Adjusted Carrying Value as of June 30, 1997                       $4,243,000
     Less:  Carrying Value Reserve for Fiscal Year 1998             (1,800,000)
                                                                    -----------
  Adjusted Carrying Value as of June 30, 1998                       $2,443,000
                                                                    ===========

(1) The adjusted book value after giving consideration to any write-down in certain mineral property values reflects the lower of historical cost or net value after certain asset impairment charges.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party in several lawsuits. The Company believes that any financial exposure is adequately provided for in its financial statements and that these matters will not have a material adverse effect on the financial condition or results of operations or cash flows of the Company.

     On August 10, 1998, a complaint was filed by the Company's Fry Guy Inc. subsidiary against Stenberg Welding & Fabricating, Inc., ("Stenberg") and other parties whose identities are unknown at this time in the Superior Court in and for the County of Maricopa, Arizona. The action seeks damages for fraud, breach of agreement, negligent misrepresentation, negligence, unjust enrichment and intentional interference with contractual relationship. Fry Guy's causes of action arise from an agreement for the sale of fry units to Fry Guy from Stenberg and tortuous interference with Fry Guy's contractual relationship with Wal-Mart. The action alleges misrepresentations by Stenberg as to the failure and repair rate of their frying units, their policy on parts and accessories and the availability of replacement filters available only through Stenberg.
In early 1998, Stenberg sold a controlling interest to a group whose intent was to take over Fry Guy's Wal-Mart account. Thereafter, Stenberg refused to fill orders for filters necessary for Fry Guy to service the Wal-Mart account, while at the same time engaging in negotiations with Wal-Mart in an attempt to induce Wal-Mart to terminate its contract with Fry Guy and purchase or lease fry units from Stenberg. This Complaint claims damages in the amount of $1,250,000 and was served on the Defendant on August 18, 1998.

     In June 1998, a case was filed against the Company's Fry Guy Inc. subsidiary by Mr. Kenneth Ross, who alleged that monies were owed to him for wages and other benefits while he was an employee of Fry Guy. Fry Guy Inc. filed a Motion to Dismiss in August 1998 for failure to state a claim upon which relief can be granted based on the fact that Mr. Ross was an employee at will and was not entitled to receive wages or benefits after his termination of employment by Fry Guy. This motion is currently pending, and it is expected that Fry Guy will prevail on this Motion; and if not, it is unlikely that Mr. Ross will ultimately be successful in this litigation.

     In March 1998, Sanwa Leasing, Inc. filed an action against Gary Hall in California District Court in and for Orange County, California, for $152,278.17, representing delinquent and future lease payments for the residual value of the equipment under a lease of medical related equipment used by Phoenix Medical Management, Inc. ("PMM"). The Company has undertaken Dr. Hall's representation although it denied that it had any liability pursuant to its 1994 agreement to indemnify Dr. Hall from any liability pursuant to personal guaranty of the equipment lease arising from the Company's 1994 purchase of Dr. Hall's common stock of PMM. It is believed that the Company may have liability on this action, which is set for trial on November 23, 1998.
 However, the Company believes a settlement in principle has been reached whereby others will pay any amounts due pursuant to the Sanwa Lawsuit and the matter will be dismissed with prejudice.

     In February 1998 the case of Argonaut Financial Services Corporation v. Alanco Environmental Resources Corporation was filed in the U.S. District Court for the District of Colorado. The Plaintiff had acquired 1,700,000 shares of the Company's common stock for $2,040,000 in September 1995 pursuant to Subscription Agreement and Private Placement Memorandum provided by the Company. The Plaintiff alleged that the Memorandum contained false and misleading information in violation of Section 10(b) of the Securities Act of 1934, Rule 10b-5 promulgated thereunder and Section 12(a)(2) of the Securities Act of 1934. In March 1998 the Company filed a Motion to dismiss or in the Alternative, For Summary Judgement. The motion to dismiss was based upon the Plaintiff having failed to plead its claims with sufficient particularity or how the Plaintiff had been damaged. The motion sought summary judgement in favor of the Company based upon the Plaintiff's having sold all of its shares in December 1996 at a time when the market price for the Company's common stock was in excess of $2.00 per share as well as the Plaintiff's claims being barred by the one year Statute of Limitations. The Plaintiff did not respond to the Company's Motion and on April 7, 1998, the Parties entered into a Stipulation of Dismissal, and on April 14, 1998, the action was dismissed.

     On January 7, 1998, the Company instituted a lawsuit in County Court of Maricopa County, Arizona, against Phoenix Medical Management, Inc. ("PMM") for non-payment of two promissory notes due the Company in the amount of $685,602.31 and $100,000.00 plus interest on both promissory notes. The Company determined that PMM had apparently transferred all of its assets to a creditor. Based on the foregoing, the Company amended its complaint to include six individual defendants and additional corporate defendants. The Amended Complaint alleged numerous causes of action against all Defendants for fraudulent transfer of PMM's assets and indemnification of amounts due pursuant to the Sanwa Lawsuit. The Company is negotiating a settlement with the Defendants.

     On October 14, 1997, the case of Norman E. Meyer v. Alanco Environmental Resources Corporation was filed in Maricopa Superior Court. Norman E. Meyer, a past President of the Company, filed for payment of unpaid wages, vacation pay and consultant services allegedly due him. Mr. Meyer alleged damages in the amount of $150,000. The Company filed an answer denying any liability to Mr. Meyer based on Mr. Meyer's taking all vacation time to which he was entitled prior to termination and based on a termination agreement between Alanco and Mr. Meyer. The Company is presently engaged in settlement negotiations with

Mr. Meyer.

     In April, 1996, the Company's subsidiary, Unique Systems, Inc. ("Unique"), d/b/a National Affiliated Adjustment Company ("NAAC"), Katherine Meyer, then President of NAAC, and Norman Meyer, then President of the Company, were named as Defendants in a civil action filed by the U.S. Department of Labor in U.S. District Court, Nashville, Tennessee. In 1997, NAAC filed for protection under Chapter 7 of the federal bankruptcy laws in Phoenix, Arizona. As a result thereof, the Department of Labor action as to NAAC has been stayed. The Bankruptcy Trustee filed a motion in the NAAC bankruptcy whereby the Trustee moved to set aside the Company's security interest in the receivables of NAAC based on the fact that the Company received its security agreement for an antecedent debt and within 90 days of the filing of NAAC's bankruptcy. It is expected that the Company's general claim of $382,265 will be allowed, but little, if any, funds will be available in the NAAC bankruptcy to pay any claims other than administrative.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Shareholders during the fourth quarter of the fiscal year ended June 30, 1998.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

     (1) Market Information: Alanco's common stock is traded on the NASDAQ Small Cap Market under the symbol "ALAN".

     (2) High and Low Sale Prices: The following table sets forth high and low sale prices for each fiscal quarter for the last two fiscal years. The stock price table has been restated to reflect the one for seven stock reversal that took place in May of 1998. Such quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                             Fiscal 1998           Fiscal 1997
     Quarter Ended         High        Low       High        Low
     September 30          7.217      3.717      17.50       7.875
     December 31           7.875      4.375      15.969      7.00
     March 31              5.467      2.842      14.875      7.441
     June 30               4.158      1.125       9.191      5.033

     (3) Security Holders: As of September 1, 1998, Alanco had approximately 1,900 holders of record of its Common Stock. This does not include beneficial owners holding shares in street name.

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


SELECTED FINANCIAL DATA (Not covered by Report of Independent Certified Public Accountant)


                                                                   Fiscal Year Ended
Selected Income Statement Data         June 30, 1998  June 30, 1997  June 30, 1996  June 30, 1995  June 30, 1994
                                       -------------- -------------- -------------- -------------- ---------------
Operating Revenue                         10,975,854      6,903,920      3,769,110      3,438,183       1,581,515

Net Loss - Continuing Operations (1)      (4,855,042)    (2,153,528)    (3,205,448)    (4,753,380)     (3,839,964)
         - Discontinued Operations        (1,800,000)    (4,953,632)      (322,905)      --              --
                                       -------------- -------------- -------------- -------------- ---------------
Net Loss                                  (6,655,042)    (7,107,160)    (3,528,353)    (4,753,380)     (3,839,964)
                                       ============== ============== ============== ============== ===============

Net Loss per share of common stock
     Continuing Operations                     (0.96)         (0.44)         (0.71)         (1.40)          (1.47)
     Discontinued Operations                   (0.36)         (1.01)         (0.07)      --              --
                                       -------------- -------------- -------------- -------------- ---------------
Net Loss per share of common stock             (1.32)         (1.45)         (0.78)         (1.40)          (1.47)
                                       ============== ============== ============== ============== ===============

Weighted average number of shares          5,050,683      4,902,944      4,540,328      3,405,710       2,607,676


(1) For fiscal year ending June 30, 1998, continuing operations includes impairment of assets of ($5,258,000) or a loss per share of ($1.04).



                                                                Fiscal Year Ended
Selected Balance Sheet Data            June 30, 1998  June 30, 1997  June 30, 1996  June 30, 1995  June 30, 1994
                                       -------------- -------------- -------------- -------------- ---------------

Current Assets                             3,368,601      3,083,517      3,685,510      3,104,491       4,283,308
Current Liabilities                        2,080,718      2,000,625        737,626        980,390         852,184
                                       -------------- -------------- -------------- -------------- ---------------
Working Capital                            1,287,883      1,082,892      2,947,884      2,124,101       3,431,124
                                       ============== ============== ============== ============== ===============

Total Assets                               9,658,409     16,958,929     21,275,574     21,189,502      18,281,763

Long Term Debt/Capitalized Leases            410,671      1,136,242        372,020        344,129          --

Redeemable Preferred Stock                     --            --            330,468        295,062          --
                                       -------------- -------------- -------------- -------------- ---------------

Common Stock and Other
   Shareholders' Equity                    7,167,020     13,822,062     18,970,907     18,600,816      16,327,796
                                       -------------- -------------- -------------- -------------- ---------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1998 Compared to Fiscal 1997

     Consolidated revenues for fiscal year 1998 increased 59% to $10,976,000, or an increase of $4,072,000 over fiscal year 1997. The Restaurant Equipment/Food Service Products segment, Fry Guy Inc., accounted for 55% or $2,224,000 of the increase. The Company had revenue increases of over $1,848,000 in its pollution control segment, of which CDSI system sales represented an increase of approximately $900,000.

     Direct service and cost of goods sold for fiscal year 1998 increased $1,617,000 or 46% over fiscal year 1997 due primarily to costs associated with increased sales in all the Company's business segments. Selling, general and administrative expenses remained flat because increases in sales expense were offset by reductions in administrative overhead.

     For the fiscal year 1998 the Company incurred non-cash charges for impairment of certain assets. The charges are recorded in the operating expense section of the statement of operations. These charges were necessary to properly reflect a deterioration of the Company's food business due to termination of Wal-Mart's food service contract with Fry Guy, which accounted for approximately 45% of the consolidated fiscal 1998 revenue. The contract termination resulted in a write-down of related goodwill of $3,658,000, an additional write-down of $1,500,000 against Fry Guy deep fryer units that Wal-Mart is returning to the Company and a $100,000 restructuring charge.

     Consolidated loss from operations, before other income and expenses, was $4,581,000 compared to a loss of $1,555,000 for the prior year. The current loss from operations includes non-cash charges for impaired assets in the amount of $5,258,000 related to the loss of the Wal-Mart contract.

     The net loss for fiscal year ended June 30, 1998 was $6,655,000 or $1.32 per share, compared to $7,107,000 or $1.45 per share reported in the prior year.

     Relative to the Company's mining properties, which continued to be categorized as "assets held for sale", continuing deflation in precious metals markets has further impacted the marketability and valuation of these assets. Therefore, an additional write-down of $1,800,000 was taken on the mining properties to reflect management's estimated value for these assets of $2,443,000 at June 30, 1998.

     Cash flow from continuing operating activities for current fiscal year end was a positive $1,801,000. This is an improvement of $3,034,000 over the prior comparable period.

     Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements" on page F-10.


Fiscal 1997 Compared to Fiscal 1996

     Consolidated revenues for fiscal year 1997 increased 83% or $3,135,000 over fiscal year 1996. Effective June 30, 1997, the insurance business segment was shut down and all prior years have been restated for comparative purposes.
 The food service segment, Fry Guy Inc., accounted for 86% of the increase in revenue as the Wal-Mart food program developed rapidly during 1997. Revenue in the pollution control segment increased 13% during the year.

     Consolidated selling, general and administrative expenses increased by $531,000 or 15% over the prior year. Seventy-four percent of the increase was in the food service segment and reflects expenses associated with sales growth.
 The balance of the increase was in the pollution control segment and reflects additional sales and marketing efforts.

     Consolidated loss from operations, before other income and expenses, was $1,555,000. This was an improvement of $1,441,000 over the prior year's loss.
  This gain can be directly attributed to the success of the Fry Guy food program, which was not fully implemented during 1996.

     Included under other discontinued operations is a $2,593,000 asset write-down of the Company's mining properties. This is a book entry necessitated by generally accepted accounting principles and complying with SFAS121 relating to the impairment of assets. The write-down takes into account the cost of any sale and the time value of future cash flows. The Company has not given up any mining rights and is not anticipating further reductions. The Company is still seeking a joint venture or sale of the mining assets.

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

Liquidity and Capital Resources

     At June 30, 1998, the Company's current assets exceeded current liabilities by approximately $1,288,000, a current ratio of 1.6 to 1. At June 30, 1997, the Company's current assets exceeded current liabilities by approximately $1,083,000 and reflected a current ratio of 1.5 to 1. The current ratio improved, compared to the prior year end, due to a $285,000 increase in current assets, while current liabilities remained relatively constant. Current assets increased due to increased cash balances from increased sales, without a related increase in accounts receivable, and reduced prepaid expenses.


     Net cash provided (used) in operating activities in fiscal 1998, 1997 and 1996 was $1,573,300, ($1,589,700) and ($3,027,000), respectively. The major provider of cash for the current fiscal year was the improved operating results, before the non-charges for impairment of assets, resulting from increased operating revenues while reducing administrative overhead expenses. In fiscal years 1997 and 1996, cash was used in operating activities due primarily to operating losses from continuing operations.

     The Company's cash position has improved to $1,116,900 at the end of the current fiscal year from $526,900 in fiscal year 1997 and $552,000 in fiscal year 1996.

     Cash used for additions to property, plant and equipment and investment in intangible assets has continued to decrease over the three year period ended June 30, 1998, to $185,300 for the current year from $370,200 in fiscal year 1997 and $312,700 in fiscal year 1996. The balance of activity relating to cash flow from investing activity during the three year period related to the collection and advance of notes receivable.

     Cash provided by (used in) financing activity changed dramatically over the three year period. In fiscal year 1998, the Company used cash in financing activity of $882,900 primarily to meet current capital lease obligations. In fiscal years 1997 and 1996, the Company issued additional stock to finance cash operating losses.

     During fiscal year 1998, Wal-Mart, which accounted for approximately 45% of the Company's revenue, terminated its contract with the Fry Guy food service operations and is returning over 1,500 fryers to the Company. Although there will be continued Fry Guy sales to Wal-Mart through the first 1999 fiscal quarter, the Company anticipates the Wal-Mart revenue to cease in the second quarter. Wal-Mart elected to purchase new fryer equipment for its stores and self-manage the finger food program.

     To respond to the contract loss, the Company is quickly revitalizing its sales program to replace declining revenues and is attempting to reduce operating expenses. The loss of the Wal-Mart account is projected to result in a shortfall in working capital and impair the ability of the Company to meet its short-term capital lease obligations. The Company believes this working capital shortfall will be resolved by additional borrowing, placement of the fryers in new locations, and sale or lease of the fryers.

The Year 2000 Issue

     The Company has consulted with an outside Management Information Systems analyst and determined that all computer systems currently in use by the Company are either in compliance with the Year 2000 issue or can be made to comply with minor modifications.

     The Company does not anticipate significant problems with any of its suppliers of data necessary for the Company's operations. The potential risk to the Company concerning the Year 2000 issue appears to be problems that customers may incur and the effect on their ability to pay the Company for services and products. The Company does not have a formal contingency plan to resolve this issue. However, due to the Company's diverse customer base, management anticipates the problems should be limited in scope.

Product and Environmental Contingencies

     The Company is not aware of any material product or environmental liabilities. Also refer to the environmental disclosure section of the mining properties segment under Item 2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements.

                    INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Alanco Environmental Resources Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Alanco Environmental Resources Corporation and subsidiaries as of June 30, 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Environmental Resources Corporation and subsidiaries as of June 30, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations for the last three years. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matter are also described in Note 2. The consolidated financial statements do not include any adjustments that mighty result from the outcome of this uncertainty.


/s/Hein + Associates LLP

HEIN + ASSOCIATES LLP

Denver, Colorado
August 20, 1998

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Alanco Environmental Resources Corporation

We have audited the accompanying consolidated balance sheet of Alanco Environmental Resources Corporation (formerly known as Alanco Resources Corporation) and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Environmental Resources Corporation and subsidiaries as of June 30, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations for the last two years. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Singer Lewak Greenbaum & Goldstein LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 15, 1997


    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                                               JUNE 30,

                                                           1998            1997
                                                   -------------    ------------
                   ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                         $ 1,116,857       $ 526,851

  Accounts receivable - trade, net of allowance
    for doubtful                                      1,192,547       1,169,290
    accounts of $18,535 and $27,765,
    respectively

  Notes receivable, current portion                     349,212         586,739
  Inventories                                           540,371         527,479
  Prepaid expenses and other current assets              64,544         273,158
  Cost and estimated earnings in excess of
    billings on uncompleted                             105,070            -
    contracts                                      -------------    ------------

       Total current assets                           3,368,601       3,083,517

PROPERTY, PLANT AND EQUIPMENT, net                    3,380,124       5,049,080


OTHER ASSETS:

  Intangible assets, net of accumulated
  amortization of $1,134,842                            223,381       4,142,946
    and $811,108, respectively

  Notes receivable, long-term portion                      -            223,733
  Other assets                                          243,303         216,653
  Net assets of discontinued operations held          2,443,000       4,243,000
   for sale                                        -------------    ------------

TOTAL ASSETS                                         $9,658,409     $16,958,929
                                                   =============    ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Capital lease obligations, current portion        $ 1,042,273       $ 772,419
  Notes payable, current portion                        264,399         117,965
  Accounts payable                                      236,174         402,988
  Accrued expenses                                      364,624         479,932
  Billings in excess of costs and estimated
  earnings on uncompleted                               173,248            -
    contracts
  Net liabilities of discontinued operations               -            227,321
                                                   -------------    ------------
       Total current liabilities                      2,080,718       2,000,625

CAPITAL LEASE OBLIGATIONS, LONG-TERM                    410,671       1,021,843

NOTES PAYABLE, LONG-TERM                                   -            114,399

COMMITMENTS AND CONTINGENCIES, (Notes 2 and 8)

SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
    20,000,000 shares authorized; none issued

  Common stock, no par value; 100,000,000
  shares authorized,                                 53,742,005      53,742,005
    5,050,683 shares issued and outstanding

  Accumulated deficit                               (46,574,985)    (39,919,943)
                                                   -------------    ------------

       Total shareholders' equity                     7,167,020      13,822,062
                                                   -------------    ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $9,658,409     $16,958,929
                                                   =============    ============


 See accompanying notes to these consolidated financial statements.


    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     FOR THE YEARS ENDED
                                                           JUNE 30,

                                                1998           1997          1996
                                        -------------   ------------  ------------


NET SALES                                $10,975,854     $6,903,920    $3,769,110
                                        -------------   ------------  ------------


OPERATING EXPENSES:

  Direct service and cost of goods         5,099,370      3,482,460     2,507,803
   sold
  Selling, general and administrative      4,052,350      4,043,959     3,512,650
  Depreciation and amortization            1,147,113        932,567       744,466
                                        -------------   ------------  ------------
       Operating expenses before          10,298,833      8,458,986     6,764,919
       impairment

  Other expenses:

    Impairment of intangibles              3,657,817           -             -
    Impairment of equipment and            1,600,000           -             -
     other                              -------------   ------------  ------------
       Total impairment expenses           5,257,817           -             -
                                        =============   ============  ============

       Total operating expenses           15,556,650      8,458,986     6,764,919
                                        -------------   ------------  ------------

LOSS FROM OPERATIONS                      (4,580,796)    (1,555,066)   (2,995,809)
                                        -------------   ------------  ------------

OTHER INCOME (EXPENSE)

  Interest income                             35,562         40,135        69,266
  Interest expense                          (294,331)      (222,868)     (101,763)
  Write-down of assets                           -         (242,614)     (162,772)
  Other, net                                 (15,477)      (173,115)      (14,370)
                                        -------------   ------------  ------------

       Total other income (expense)         (274,246)      (598,462)     (209,639)
                                        -------------   ------------  ------------


LOSS BEFORE DISCONTINUED OPERATIONS       (4,855,042)    (2,153,528)   (3,205,448)
                                        -------------   ------------  ------------


DISCONTINUED OPERATIONS:

  Loss on planned disposal of mining      (1,800,000)    (2,592,858)          -
  properties

  Loss from operations of insurance             -        (2,046,256)     (322,905)
  adjusting subsidiary

  Estimated loss on disposal of
  insurance adjusting                           -          (314,518)          -
  subsidiary
                                        -------------   ------------  ------------


       Total discontinued operations      (1,800,000)    (4,953,632)     (322,905)
                                        -------------   ------------  ------------


NET LOSS                                 $(6,655,042)   $(7,107,160)  $(3,528,353)
                                        =============   ============  ============


NET LOSS PER SHARE (Basic and
Diluted):

  Loss from continuing operations            $(.96)         $(0.44)       $(0.71)

  Loss from discontinued operations           (.36)          (1.01)        (0.07)
                                        -------------   ------------  ------------

       Net loss per basic and diluted        $(1.32)        $(1.45)       $(0.78)
       common share                     -------------   ------------  ------------

WEIGHTED AVERAGE COMMON SHARES             5,050,683      4,902,944     4,540,328
OUTSTANDING                             =============   ============  ============



 See accompanying notes to these consolidated financial statements.


    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998



                                  COMMON STOCK         ACCUMULATED
                                 SHARES       AMOUNT       DEFICIT        TOTAL
                            ------------ ------------ ------------- ------------

BALANCES, July 1, 1995        4,276,041  $47,885,246  $(29,284,430)  $18,600,816

  Common stock issued for:
     Cash                       408,762    3,129,988          -       3,129,988
     Stock option plans          54,929      704,935          -         704,935
     Intangible assets            2,679       41,016          -          41,016
     Services rendered and        2,987       22,505          -          22,505
      other
  Net loss                         -            -       (3,528,353)  (3,528,353)
                            ------------ ------------ ------------- ------------

BALANCES, June 30, 1996       4,745,398   51,783,690   (32,812,783)  18,970,907

  Common stock issued for:
     Cash                        42,858      318,000          -         318,000
     Conversion of
        convertible and         252,824    1,569,021          -       1,569,021
        redeemable
        preferred stock
     Stock options and            8,174       63,444          -          63,444
        warrants
     Legal settlement             1,429        7,850          -           7,850
  Net loss                         -            -       (7,107,160)  (7,107,160)
                            ------------ ------------ ------------- ------------

BALANCES, June 30, 1997       5,050,683   53,742,005   (39,919,943)  13,822,062

  Net loss                         -            -       (6,655,042)  (6,655,042)
                            ------------ ------------ ------------- ------------


BALANCES, June 30, 1998       5,050,683  $53,742,005  $(46,574,985)  $7,167,020
                            ============ ============ ============= ============


 See accompanying notes to these consolidated financial statements.


    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 FOR THE YEARS ENDED JUNE 30,

                                                1998          1997         1996
                                         ------------  ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss from continuing operations     $(4,855,042)  $(2,153,528) $(3,205,448)

 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
     Depreciation and amortization         1,147,113       932,567      744,466
     Loss on disposition of assets            42,521        78,363       48,921
     Write-down of assets                       -          242,614      162,772
     Impairment of intangibles             3,657,817          -            -
     Impairment of equipment and other     1,600,000          -            -
     Stock issued for services                  -            7,850       59,465
      rendered and expenses
     Bad debt                                376,317          -            -
     Imputed interest on redeemable             -           43,806       35,406
      preferred stock

 Changes in operating assets and
 liabilities:

  (Increase) decrease in:
     Accounts receivable                     (23,257)     (604,170)    (174,570)
     Inventories                             (12,892)      231,062     (526,810)
     Prepaid expenses                        208,614      (212,130)     123,994
     Costs in excess of billings            (105,070)          -            -
     Other assets                            (26,650)      (69,413)     167,067

  Increase (decrease) in:

     Accounts payable and accrued           (382,122)      269,865     (136,988)
      expenses
     Billings in excess of costs             173,248          -            -
     Unrealized installment sales               -             -        (104,552)
                                         ------------  ------------ ------------

  Net cash provided by (used in)
  continuing operating                     1,800,597    (1,233,114)  (2,806,277)
     activities


 Loss from discontinued operations        (1,800,000)   (2,592,858)        -
 Write-off of mining properties            1,800,000     2,592,858         -
 Increase (decrease) in other net           (227,321)     (356,588)    (220,680)
  assets                                 ------------  ------------ ------------

  Net cash used in discontinued             (227,321)     (356,588)    (220,680)
   operations                            ------------  ------------ ------------


  Net cash provided by (used in)           1,573,276    (1,589,702)  (3,026,957)
   operating activities                  ------------  ------------ ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Advance for notes receivable                   -          (91,779)    (770,387)
 Collection of notes receivable               84,943       579,154      416,915
 Purchase of property, plant and            (124,479)     (321,661)    (262,126)
  equipment
 Proceeds from disposition of assets            -           12,391       22,365
 Purchase of intangible assets               (60,826)      (48,498)     (50,566)
                                         ------------  ------------ ------------

 Net cash provided by (used in)             (100,362)      129,607     (643,799)
  continuing operating activities
 Net cash provided by (used in)                 -           12,535      (34,132)
  discontinued operating activities      ------------  ------------ ------------

  Net cash provided by (used in)            (100,362)      142,142     (677,931)
   investing activities                  ------------  ------------ ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments on notes payable,                   -             -         (51,196)
  shareholders
 Advances from borrowings                    150,000       300,000         -
 Repayments on borrowings                   (117,965)      (67,636)        -
 Repayments on capital lease                (914,943)     (386,154)     (94,791)
  obligations
 Proceeds from the sale of stock                -        1,576,191    3,797,963
                                         ------------  ------------ ------------

 Net cash provided by (used in)             (882,908)    1,422,401    3,651,976
  continuing investing activities
 Net cash provided by discontinued              -             -         108,493
  investing activities
                                         ------------  ------------ ------------

  Net cash provided by (used in)            (882,908)    1,422,401    3,760,469
   financing activities                  ------------  ------------ ------------



NET INCREASE (DECREASE) IN CASH AND          590,006       (25,159)      55,581
CASH EQUIVALENTS


CASH AND CASH EQUIVALENTS, beginning         526,851       552,010      496,429
 of year                                 ------------  ------------ ------------


CASH AND CASH EQUIVALENTS, end of year    $1,116,857      $526,851     $552,010
                                         ============  ============ ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION:

 Cash paid for interest                     $294,321      $184,662      $66,357
                                         ============  ============ ============

 Equipment acquired with capital            $573,625    $1,683,825     $608,103
 leases                                  ============  ============ ============


 See accompanying notes to these consolidated financial statements.

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations - Alanco Environmental Resources Corporation and subsidiaries' (the "Company") business activities for the past several years have emphasized diversification. The Company has expended substantial time and resources on the development of its pollution control devices, the Environetics Dry Scrubber System (EDDS) and the Charged Dry Sorbent Injection System (CDSI), and has four other business segments.

    These business segments include:

    (i) Manufacturing of pollution control products, including the EDDS and CDSI.

    (ii) Wholesale equipment supplier to the food service industry; acquisition was effective May 1, 1995; in 1997, the Company changed operations to food marketing and distribution.

    (iii) Mining operations. During fiscal 1998, the Company discontinued its pursuit of its mining operations. Therefore, its mining properties have been classified as net assets of discontinued operations held for sale on the balance sheet.

    (iv) Insurance adjusting, a service-oriented business segment; acquisition was effective May 1, 1995 and operations were discontinued on June 30, 1997 (see Note 3).

    Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    Inventories - Inventories consist of purchased materials and parts, work-in-process, and finished goods. Inventories are stated at the lower of cost or market, as calculated using the average-cost method. Inventories consisted of the following at June 30:


                                            1998       1997
                                         ---------- ---------

     Raw materials and purchased parts    $289,420  $323,575
     Work-in-process                        24,835    10,919
     Finished goods                        226,116   192,985
                                         ---------- ---------
                                          $540,371  $527,479
                                         ========== =========

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a 5- to 32-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

    Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable approximate fair value.

    Intangible Assets - Intangibles consist of patents and the excess of purchase price over fair value of net assets acquired (goodwill) in connection with the acquisition of its wholly-owned subsidiaries. During fiscal 1998, the remaining excess of purchase price over fair value of net assets acquired associated with the Companies prior purchase of a wholesale equipment supplier was written-off as a result of the Company's impairment analysis. All remaining intangibles are being amortized over 17 years.

    Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

    The Company makes significant assumptions concerning the realizability of its deferred tax assets, investment in mining properties, and in property and equipment associated with its food marketing and distribution operation. Due to the uncertainties inherent in the estimation process and the significance of these costs, it is at least reasonably possible that its estimates in connection with these items could be further materially revised within the next year.

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Impairment of Intangible and Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. During fiscal 1998 and 1997, approximately $7,057,817 and $2,835,472 of intangible and other long-lived assets were written-off due to impairment in continuing and discontinued operations.

    Revenue Recognition - The Company recognizes revenue, net of anticipated returns, at the time products are shipped to customers for product sales and at the time service is provided. Revenues from long-term contracts are recognized on the percentage-of-completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. There are two long-term contracts in progress at June 30, 1998.

    Contract costs include all direct materials, subcontracts, labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred.

    At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss on both short and long-term contracts is accrued.

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

    Foreign Currency Translation - The Company has one foreign entity whose functional currency is the U.S. dollar and translates monetary assets and liabilities at year-end exchange rates and non-monetary items are translated at historical rates. Income and expense amounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign currency gains (losses) for the years ended June 30, 1998, 1997, and 1996 were immaterial.

    Income (Loss) Per Share - The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 1998, 1997 and 1996 as the Company had losses from operations and therefore, the effect of all potential common stocks was antidilutive.

    Stock-Based Compensation - In fiscal 1997, the Company adopted Financial Accounting Standards Board "Accounting for Stock-Based Compensation"
    (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and is subject only to the disclosure requirements prescribed by FAS 123.

    Concentrations of Credit Risks and Significant Customers - The Company sells products (primarily in the United States and China) and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

    During the year ended June 30, 1998, 1997 and 1996, the Company did business with one customer in the food marketing and distribution segment whose sales comprised 45%, 42% and 25% of consolidated sales. This customer also accounted for approximately 37%, 46% and 0% of consolidated accounts receivable for fiscal 1998, 1997 and 1996 respectively. The Company believes that retention of this customer is highly unlikely to continue in the future.

    New Pronouncement - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

    SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas and major customers. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

    SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

    Reclassification - Certain reclassifications have been made to conform fiscal 1997 financials to the presentation in fiscal 1998. The reclassifications had not effect on net income.


2.  CONTINUED OPERATIONS:

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company and a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses from operations for the last three years. Additionally, the retention of a significant customer in the Company's food marketing and distribution business, which accounted for 45% of revenues in fiscal 1998, is considered unlikely by management of the Company as of June 30, 1998. Management of the Company believes that loss of this customer will negatively impact future operating results of the Company. As a result, the Company has reduced by $1,600,000 and $3,657,817 the carrying value of the equipment expected to be returned and goodwill associated with its food marketing and distribution business, respectively. This equipment has been valued at its expected sales value less refurbishing costs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to continue

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification or recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

    Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

        Management of the Company will attempt to replace the expected lost revenues from a significant customer with new customers. Additionally, the Company is currently attempting to expand its operations of its pollution control manufacturing company.

        The Company plans to obtain a line-of-credit for use during periods of cash fluctuations.

        The Company has discontinued operations for the insurance adjusting segment which used operating cash during years ended June 30, 1997 and 1996.


3.  DISCONTINUED OPERATIONS:

    As of June 30, 1997, the Company and its Board of Directors shut down its insurance adjusting operations. As a result, the insurance adjusting operations are accounted for as discontinued operations and, accordingly, its operations are reported in this manner for all periods presented. For 1996, all assets and liabilities of discontinued operations are presented as net assets of discontinued operations and for 1997, all assets and liabilities of discontinued operations are presented as net liabilities of discontinued operations in the consolidated balance sheets. Included in loss from discontinued operations are the insurance adjusting total revenues of approximately $403,000 and $1,194,000 and the net loss from operations of approximately $2,046,000 and $323,000 for the years ended June 30, 1997 and 1996, respectively. Included in the 1997 net loss from operations in a write-off of cost in excess of book value on acquisition of the wholly-owned subsidiary of $1,498,110. The Company estimates that the operations will incur approximately $266,000 in expenses during the shutdown period and will incur a loss and discontinued operations' historical losses, there is no tax effect on the disposition of the operations.

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The following is a summary of net (liabilities) assets of the Company's discontinued insurance adjusting operations:


                                              1998        1997

                                          ---------  ------------

     Current assets                           $ -        $15,449
     Property, plant and equipment              -         33,350
     Other assets                               -         10,251
     Current liabilities                        -       (286,371)
                                          ---------  ------------
         Net (liabilities) assets from         $-      $(227,321)
         discontinued operations          =========  ============



    During fiscal 1998, management of the Company determined that they would actively pursue the sale of their mining properties and discontinue all related operations. As such, these properties have been classified as assets held for sale and related impairment associated with such properties is included in discontinued operations.

    For the year ended June 30, 1997, the Company retained an independent geologist (Geologist) to appraise the mineral properties. A majority of the mining properties are undeveloped claims which generally do not have a readily demonstrated market value because they lack sufficient exploration of an ore body to determine the recoverability of the amount and grade of the potential ore body. The appraiser assigned a value to these properties based upon the accumulated monies expended on the claims as of June 30, 1997. Further, the appraiser indicated that these properties lack economical feasibility based upon the exploration and development to date. However, he stated further that there existed considerable evidence as to the potential of these mineral properties and recommended that the Company increase exploration and development efforts on these properties until an economically feasible ore body is proved or a decision is reached to abandon the property. The minority of the mining properties had past mining activity which gave evidence of an ore grade an recoverability. The Geologist performed a net present value analysis of the ore grade and recoverability. The net present value analysis resulted in the current market value exceeding the historical cost for these mining properties; however, in accordance with SFAS No. 121, the Company has evaluated the mineral properties for impairment.
    The Company's evaluation of these assets is based on the estimated cash flows expected to result from their eventual disposition. During fiscal 1998 and 1997, based on the Company's analysis of the properties, approximately $1,800,000 and $2,593,000 of the properties carrying value

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




    were reduced to estimated market value. Management will continue to evaluate the carrying value of the properties and additional adjustments may be required in the future.


4.  NOTES RECEIVABLE:

    Notes receivable at June 30 consisted of the following:


                                                         1998          1997
                                                    ----------    ----------

    Note receivable, quarterly interest payments     $771,581      $771,581
    at prime plus 2%, principal was due June 26, 1997(1)

    Notes receivable, 9.5% annum with $1,892          223,613       225,000
    monthly payments of principal and interest, secured by first lien on the subject property(2)

    Notes receivable - other.                          29,634       138,539
                                                    ----------    ----------
                                                    1,024,828     1,135,120

    Less allowance for uncollectible accounts        (675,615)     (324,648)
                                                    ----------    ----------
                                                      349,213       810,472

    Less current portion                             (349,213)     (586,739)
                                                    ----------    ----------
        Long-term portion                            $   -         $223,733
                                                    ==========    ==========

    _______________________
    (1)As part of the Company's acquisition of its 70% interest in PMM's common stock, the Company agreed to indemnify certain unrelated third parties against losses on their continuing guarantees on leased facilities and equipment. As a result of these guarantees, the Company has loaned PMM $771,581 plus accrued interest. PMM's accounts receivable are collateral

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    for this loan. Also, the Company's former President and CEO was the former CEO of PMM, and PMM's current President and CEO is a former officer and director of the Company. As of June 30, 1998, this note was in default. During fiscal 1998, the Company determined PMM transferred all its assets to a creditor and PMM was subsequently sold. The Company filed a lawsuit naming PMM for fraudulently transferring assets. Subsequent to June 30, 1998, the Company has reached a tentative agreement with the Company who purchased PMM's assets for repayment for $200,000 of the original $771,581 loan. Additionally, the Company that purchased PMM has agreed to pay any and all amounts due on the leased facilities and equipment that is guaranteed by the Company.

    (2)The Company sold a warehouse, accounted for as an asset held for sale in 1996, for $250,000 with a down payment of $25,000 and a note receivable of $225,000. The principal and accrued interest is due May 1999 and the note is collateralized by the warehouse.

5.  PROPERTY AND EQUIPMENT:

    At June 30, property plant and equipment consists of the following:


                                                    1998          1997
                                              -----------   -----------


        Land                                     $60,231       $60,431
        Buildings                              1,366,682     1,350,668
        Machinery and equipment                3,522,838     4,397,243
        Furniture and office equipment           478,655       484,523
                                              -----------   -----------
                                               5,428,406     6,292,865
        Less accumulated depreciation         (2,048,282)   (1,243,785)
                                              -----------   -----------
                                              $3,380,124    $5,049,080
                                              ===========   ===========


    Related depreciation expense for the years ended June 30, 1998, 1997, and 1996 was $824,539, $552,361, and $244,733, respectively.

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  UNCOMPLETED CONTRACTS:

    The following applies to contracts in progress as of June 30, 1998:




        Costs incurred on uncompleted                   $609,369
         contracts
        Estimated earnings                               443,665
                                                      -----------
                                                       1,053,034

        Billings to date                               1,121,212
                                                      -----------
                                                         $68,178
                                                      ===========
        Included in the accompanying
        balance sheet under
          the following captions:

            Costs and estimated earnings
                in excess of billings on                $105,070
                uncompleted contracts

            Billings in excess of costs
                and estimated earnings on                173,248
                uncompleted contracts                 -----------

                                                       $ (68,178)
                                                      ===========

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  NOTES PAYABLE:

    The Company has two $150,000, 12% per annum notes payable to a financial corporation. The notes are payable in 30-month installments of $5,813 each and mature in May and June 2000. The notes are secured by 325 Fry D'Lite Fryer systems or other similar ventless, hoodless fryers as well as all assets of the Company and its subsidiaries. As of June 30, 1998, the outstanding balance due was $114,399. The Company also has a $300,000 line-of-credit at a 10.25% interest rate with the same financial corporation collateralized by inventory and equipment. As of June 30, 1998, $150,000 was drawn on the line-of-credit and has subsequently been paid.

    In April 1998, the Company obtained a 90-day $300,000 line-of-credit with a director and shareholder of the Company. The Company was advanced $100,000 and repaid the balance before year-end. No balance was outstanding at June 30,1998. As consideration for the line-of-credit, the director is receiving interest at a rate of 3% of the highest principal balance for every month the principal is outstanding and the shareholder received warrants to purchase 435,000 shares of common stock. These warrants expire in five years and are exercisable at $2.80 per share. As a result of the relationship between the quoted market price and exercise price of the warrants on the date of grant, the financing fee related to the warrants was immaterial.


8.  COMMITMENTS AND CONTINGENCIES:

    The Company is a defendant in several lawsuits. Management of the Company believes that any financial exposure is adequately provided for in its financial statements and that these matters will not have a material adverse effect on the Company's financial condition, cash flows or operations.

    The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire through 2001. The Company also leases certain machinery and office and computer equipment under non-cancelable capital lease arrangements.

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more at June 30, 1998 are as follow:


     Year Ending                             Operating     Capital
     June 30,                                   Leases      Leases
    ------------                            ----------- -----------

     1999                                     $152,489  $1,272,912
     2000                                       91,387     459,095
     2001                                        3,706       7,789
                                              --------- -----------
                                              $247,582   1,739,796
                                              =========

     Less amount representing interest                    (175,658)

     Less executory costs (taxes)                         (111,193)
                                                        -----------
                                                         1,452,945

     Less current portion                                1,042,275
                                                        -----------
                 Long-term portion                        $410,670
                                                        ===========

    At June 30, leased capital assets included in property, plant and equipment consisted of the following:


                                                  1998      1997
                                            ----------- -----------

     Machinery and equipment                $1,333,450  $2,223,825
     Furniture and equipment                    18,260      68,103
                                            ----------- -----------
                                             1,351,710   2,291,928
     Less accumulated amortization            (661,071)    309,176
                                            ----------- -----------
         Total                                $690,639  $1,982,752
                                            =========== ===========

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  REDEEMABLE PREFERRED STOCK:

    The Company is authorized to issue 5,000,000 shares of Class A convertible and redeemable preferred stock (Preferred Stock). As of June 30, 1997, Preferred Stock was authorized by Series as follows: Series 1, 26 shares authorized, issued, and redeemed; Series 2, 110,000 shares authorized, issued, and redeemed; and Series 3, 25,000 shares authorized, issued, and redeemed. As of June 30, 1996, there were 26 shares of Series 1 authorized, issued, and outstanding.

    During the year ended June 30, 1995, the Company issued 26 shares of $20,000 par value Series 1 Preferred Stock to K.D. International, S.A. as part of the acquisition price paid for the insurance adjusting company, Unique Systems, Inc., dba National Affiliated Adjustment Company (NAAC). These shares were converted to common shares as of June 30, 1997 (see
    Note 10). Subsequent to the acquisition of NAAC, the Chief Executive Officer of NAAC who is the wife of the Company's former CEO and president, acquired these shares in an unrelated transaction.

    During the year ended June 30, 1997, the Company issued 110,000 shares of $10 par value Series 2 Preferred Stock. The stock was convertible 50% at October 20, 1996 and 100% at November 19, 1996 and redeemable at October 15, 2001. Also, the shareholders were entitled to an $0.80 per anum dividend. These shares were converted to common shares as of June 30, 1997 (see Note 10).

    During the year ended June 30, 1997, the Company issued 25,000 shares of $10 par value Series 3 Preferred Stock. The stock was convertible 50% at November 8, 1996 and 100% at December 9, 1996 and redeemable at November 8, 2001. Also, the shareholders were entitled to an $0.80 per anum dividend.
     These shares were converted to common shares as of June 30, 1997 (see
    Note 10).


10. SHAREHOLDERS' EQUITY:

    Common Shares - In May 1998, the Company's shareholders approved a 1 for 7 reverse stock split. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect this reverse split for all periods presented.

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    During the year ended June 30, 1997, among other transactions, the Company completed the following common stock transactions of previously unissued common shares:

        Issued for a legal judgment 1,429 shares for an aggregate value of $7,850.

        Issued for conversion of the Series 1 Preferred Stock 49,409 shares which equaled a conversion rate of 75% of the closing bid price per share on the conversion date.

        Issued for conversion of the Series 2 Preferred Stock 163,538 shares which equaled, in aggregate, a conversion rate of 75% of the closing bid price per share on the conversion date.

        Issued for conversion of the Series 3 Preferred Stock 39,877 shares which equaled, in aggregate, a conversion rate of 75% of the closing bid price per share on the conversion date.

    During the year ended June 30, 1996, the Company completed the following common stock transactions of previously unissued common shares:

        Issued to four directors for services performed 143, 143, 123, and 106 shares, respectively, at values ranging from $7.00 to $5.74 per share for an aggregate value of $6,000.

        Issued to an unaffiliated company for the rights to manufacture a machine 2,679 shares at a contract price of $41,016.

        Issued for a legal judgment 1,829 shares for an aggregate value of $8,000.

        Issued to two employees of a subsidiary, for services performed 571 and 72 shares, respectively, for an aggregate value of $8,505.

    Warrants - During fiscal 1998, the Company reissued 60,715 warrants to a stockholder for consideration of a $300,000 line-of-credit (see Note 7). These warrants expire in five years and are exercisable at $2.80 per share.

    For the year ended June 30, 1996, the Company had a private placement offering for its common stock. In accordance with the private placement, the Company has outstanding warrants as of June 30, 1998, 1997, and 1996 to purchase 168,456, 188,024, and 195,197 shares of common stock, respectively, at $21 per share for an aggregate value of $3,537,576, $3,948,498, and $4,099,143, respectively. The warrants may be exercised through December 1998.

    Stock Options - In 1995, the Company adopted an Incentive Stock Option Plan (1995 ISOP) that authorizes the issuance of up to 142,858 shares of common stock. Pursuant to the plan, the Company may only grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




    Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). Each option must be granted within five years from the effective date of the Plan. The term of the options may not exceed five years. As of June 30, 1998, the Company had granted options under the plan to purchase 122,501 shares, of which all have vested, 23,785 have been exercised, and 79,069 have been canceled.
    Options outstanding for this plan at June 30, 1998 have exercise prices that range from $14.63 to $4.27.

    In 1995, the Company adopted the Directors and Officers Stock Option Plan (1995 D&O Plan), which provides for the grant of stock options to only executive officers and directors of the Company. An aggregate of 142,858 shares of common stock are reserved for issuance under this plan. The exercise price of the options will be $.70 per share or such other price the board of directors may determine. Each option must be granted within five years from the effective date of the plan. The term of the options may not exceed six months. Only the options granted and exercised in fiscal 1996 were under the 1995 D&O Plan.

    In 1996, the Company adopted another Director and Officer Stock Option Plan (1996 D&O Plan). Only executive officers and directors of the Company shall be eligible to be granted options under this plan. An aggregate of 107,143 shares of common stock are reserved for issuance under this plan. The exercise price of the options will be 60% of the NASDAQ closing bid price per share on the date of grant or such other price the Board of Directors may determine. Each option must be granted within five years from the effective date of the plan and the term may not exceed five years.
     No one officer or director shall have more than 21,429 options granted under this plan. As of June 30, 1998, the Company had granted options under the 1996 D&O Plan to purchase 58,575 shares of which 45,717 options are vested and the balance will vest in one year. Exercise prices for the directors and officers options outstanding at June 30, 1998 range from $4.69 to $6.30.

    Subsequent to year-end, the Company granted a total of 1,100,000 10-year options to two new officers of the Company. The exercise price has not yet been determined.

    The following is a table of activity under these plans:

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                 Incentive    Weighted     Directors   Weighted
                                     Stock     Average       Officer    Average
                                    Option    Exercise         Stock   Exercise
                                      Plan       Price  Option Plans      Price
                                -----------  ---------- ------------- ----------

    OPTIONS OUTSTANDING, June         -           $-            -         $ -
    30, 1995

        Granted                    105,357       12.86        32,143       0.70
        Exercised                  (22,785)      12.92       (32,143)      0.70
        Canceled                    (2,572)      13.23          -           -
                                -----------  ---------- ------------- ----------

    OPTIONS OUTSTANDING, June       80,000       12.83          -           -
    30, 1996

        Granted                      7,143       13.23        28,572       6.30
        Exercised                   (1,000)      13.23          -           -
        Canceled                   (46,143)      12.51          -           -
                                -----------  ---------- ------------- ----------

    OPTIONS OUTSTANDING, June       40,000       13.27        28,572       6.30
    30, 1997

        Granted                     10,001        4.78        30,003       5.53
        Canceled                   (30,354)      11.62          -           -
                                -----------  ---------- ------------- ----------

    OPTIONS OUTSTANDING, June       19,647      $11.49        58,575     $ 5.91
    30, 1998                    ===========  ========== ============= ==========

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    For all options granted during 1998, 1997, and 1996, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options and warrants as of June 30, 1998 was approximately 4 years. At June 30, 1998, options for
    65,364 shares were exercisable and options for the remaining shares become exercisable within the next year. If not previously exercised, options outstanding at June 30, 1998 will expire as follows:

                                                              Weighted
                                                               Average
                                                 Number of    Exercise
        Year                                      Shares         Price
       ------                                    ----------  ----------

        2001                                        15,360      $13.32
        2002                                        28,572       $6.30
        2003                                        34,290       $5.45
                                                 ----------
                                                    78,222
                                                 ==========

   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.




                                                    Year Ended June 30,

                                              1998          1997          1996
                                       ------------   ------------  -------------


        Net loss applicable to common
        stockholders:

           As reported                 $(6,655,042)   $(7,107,160)   $(3,528,353)
           Pro forma                   $(6,820,859)   $(7,277,460)   $(4,494,873)


        Net loss per common share -
        basic and diluted:

           As reported                     $ (1.32)        $(1.45)       $  (.78)
           Pro forma                       $ (1.35)        $(1.48)       $  (.99)








   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The fair value of each employee option granted in 1998, 1997, and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                           Year Ended June 30,

                                         1998      1997      1996
                                       --------  -------- ---------


       Expected volatility                104%       84%       84%
       Risk-free interest rate            6.1%      5.6%      5.6%
       Expected dividends                   -         -         -
       Expected terms (in years)          5.0       5.0       2.5



11. INCOME TAXES:

    The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the year ended June 30:


                                          1998     1997     1996
                                        -------- -------  --------


    Statutory rate                       (34.0%)  (34.0%)  (34.0%)

    State income taxes, net of Federal    (3.3%)   (3.3%)   (3.3%)
    income tax benefit

    Increase (reduction) in valuation
    allowance related to
      of net operating loss               37.3%    37.3%    37.3%
    carryforwards and change in         --------  --------  ------
      temporary differences


                                           -0-%     -0-%     -0-%
                                        ========  ========  ======





   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The components of the net deferred tax asset recognized as of June 30 are as follows:


                                                       1998          1997
                                                ------------  ------------
         Long-term deferred tax assets
         (liabilities):

              Net operating loss                 $7,676,000    $8,570,000
              carryforwards

              Impairment of goodwill              1,364,000          -

              Impairment of mining properties     2,613,000     1,045,000

              Impairment of equipment and           581,000          -
              other

              Estimated cost of discontinued           -          125,000
              operations

              Other                                 374,000        12,000

              Valuation allowance               (12,608,000)   (9,752,000)
                                                ------------  ------------


                   Net long-term deferred tax         $-            $-
                   asset                        ============  ============



     The valuation allowance was increased by $2,856,000 for the year ended
     June 30, 1998.

     At June 30, 1998, the Company had net operating loss carryforwards for Federal tax purposes of approximately $20,580,000. The loss carryforwards, unless utilized, will expire from 1999 through 2012.


12.  SEGMENT INFORMATION:

     The Company operates primarily in four industry segments: development and marketing of pollution control devices, manufacturing for agricultural and dust control industry, and food marketing and distribution.





   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table is a summary of results by major segments:


                                         For the Years Ended June 30,

                                               1998          1997         1996
                                       ------------- ------------- -------------
       Net sales:

            Pollution control            $5,585,885    $3,738,172    $3,306,437
                 products
            Food distribution             5,389,969     3,165,748       462,673
            Mining                             -             -             -
                                       ------------- ------------- -------------
                 Total                  $10,975,854    $6,903,920    $3,769,110
                                       ============= ============= =============

       Loss from continuing
       operations:

            Pollution control              $438,555     $(259,284)      $12,842
             products
            Food distribution            (3,534,106)      659,985      (650,863)
            Mining                             -             -             -
            Other                        (1,759,491)   (2,554,229)   (2,567,427)
                                       ------------- ------------- -------------
                 Total                  $(4,855,042)  $(2,153,528)  $(3,205,448)
                                       ============= ============= =============


       Depreciation and
       amortization:

            Pollution control              $234,714      $232,559      $227,246
             products
            Food distribution               554,396       319,803       107,867
            Mining                             -             -             -
            Other                           358,003       380,205       409,353
                                       ------------- ------------- -------------
                 Total                   $1,147,113      $932,567      $744,466
                                       ============= ============= =============





   ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                 At June 30,

                                               1998          1997
                                        ------------ -------------
       Identifiable assets:

            Pollution control            $3,662,129    $2,984,131
             products
            Food distribution             3,834,078     3,938,341
            Mining                        2,443,000     4,243,000
            Other                          (280,798)    5,793,457
                                        ------------ -------------
                 Total                   $9,658,409   $16,958,929
                                        ============ =============

       Property, plant and
       equipment additions:

            Pollution control               $77,241       $79,033
             products
            Food distribution               612,007     2,381,130
            Mining                             -             -
            Other                             8,856        21,557
                                        ------------ -------------
                  Total                    $698,104    $2,481,720
                                        ============ =============








                    INDEPENDENT AUDITOR'S REPORT
                    ON SUPPLEMENTARY INFORMATION



Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules to the consolidated financial statements referred to in the index are presented for the purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information for the year ended June
30, 1998 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, such information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/Hein + Associates LLP

HEIN + ASSOCIATES LLP



Denver, Colorado
August 20, 1998






































              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Alanco Environmental Resources Corporation


Our report on the consolidated balance sheet of Alanco Environmental Resources
Corporation (formerly known as Alanco Resources Corporation) and subsidiaries as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1997 is included on page F-2 of this Annual Report on Form 10-K.
In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page F-31 of this Form
10-K.

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


/s/Singer Lewak Greenbaum & Goldstein LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 15, 1997








                 ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED JUNE 30, 1998, 1997, AND 1996



                                  BALANCE AT     CHARGED TO    CHARGED TO                     BALANCE AT
                                   BEGINNING      COSTS AND         OTHER                         END OF
                                   OF PERIOD       EXPENSES      ACCOUNTS    DEDUCTIONS           PERIOD
                                 ------------  -------------  ------------  ------------  ---------------


Year Ended June 30, 1998:

Impairment of mineral
   properties (assets held        $2,592,656     $1,800,000          $-            $-         $4,392,656
   for sale)
Impairment of goodwill                  -         3,657,817           -             -          3,657,817
Impairment of equipment                 -         1,500,000           -             -          1,500,000
   (assets held for sale)
Allowance for notes                  324,648        376,317           -             -            700,965
receivable
Other                                 92,765           -              -          (9,230)          83,535


Year Ended June 30, 1997:

Impairment of mineral                  $-        $2,592,656          $-            $-         $2,592,656
   properties
Allowance for notes                   39,000        285,648           -             -            324,648
receivable
Other                                111,000         22,201           -         (40,436)          92,765


Year Ended June 30, 1996:

Allowance for notes                    $-           $39,000          $-            $-            $39,000
   receivable
Other                                 25,189         85,811           -             -            111,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 22, 1998, Singer Lewak Greenbaum & Goldstein LLP, Certified Public Accountants, the Company's Certifying Accountant for the previous two fiscal years, was dismissed. Hein and Associates LLP, Certified Public Accountants, were engaged to serve as the Company's new auditors. The selection of Hein and Associates LLP was approved by the Audit Committee of the Company's Board of Directors.

     Singer Lewak Greenbaum & Goldstein LLP's report on the financial statements for the fiscal years ended June 30, 1997 and 1996 contained a qualification based upon the company's ability to continue as a going concern. Except for this qualification, Singer Lewak Greenbaum & Goldstein LLP's reports have not contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles.
 Nor has there been any disagreement with Singer Lewak Greenbaum & Goldstein LLP on any matter of principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 30, 1998. (The Company expects to file on approximately September 28, 1998.)

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 30, 1998.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Exhibits

     (3)(i)    Restated and Amended Articles of Incorporation*
     (3)(ii)   By-Laws of Corporation*
     (27)      Financial Data Schedule

*Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

B.   Schedule

     (II)      Valuation and Qualifying Accounts

C.   Reports on Form 8-K

     May 22, 1998: Changes In And Disagreements With Accountants On Accounting And Financial Disclosure. Please see Part II, Item 9, above.

     Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

EXHIBIT (21) SUBSIDIARIES OF THE REGISTRANT

NAME                                                STATE OF INCORPORATION

Alanco Environmental Manufacturing, Inc.            Nebraska

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

                                                   Alanco Environmental
                                                   Resources Corporation

DATE: September 28 , 1998                          /s/Robert R. Kauffman
                                                   ------------------------
                                                   Robert R. Kauffman, CEO,
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME                           TITLE                      DATE

/s/Robert R. Kauffman              Director              September 28, 1998
------------------------
Robert R. Kauffman

/s/James T. Hecker                 Director              September 28, 1998
------------------------
James T. Hecker

/s/Harold S. Carpenter             Director              September 28, 1998
------------------------
Harold S. Carpenter

/s/Edward J. Maley                 Director              September 28, 1998
------------------------
Edward J. Maley

/s/Steven P. Oman                  Director              September 28, 1998
------------------------
Steven P. Oman

/s/Joseph T. Connelly       Chief Financial Officer      September 28, 1998
------------------------
Joseph T. Connelly