Form 10-Q
period 1998-09-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1998-11-13
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . .September 30, 1998
 Commission file number. . . . . . . . . . . . . . . . . . . . . . . .   0-9347


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Arizona                       86-0220694
           --------------------------------        ------------------
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

        15900 North 78th Street, Suite 101, Scottsdale, Arizona  85260
       -----------------------------------------             -------------
       (Address of principal executive offices)                (Zip Code)

                                (602) 607-1010
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES   XX     NO
                                      ----      ----

     As of October 17, 1998, there were 5,050,683 shares of common stock outstanding.



                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                     INDEX


                                                                 Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    September 30, 1998 (unaudited) and
                    June 30, 1998 (audited) . . . . . . . . . . . . . 3
               Consolidated Statements of Operations
                    For the three months ended September 30,
                    1998 and 1997 (unaudited) . . . . . . . . . . . . 4
               Consolidated Statements of Cash Flows
                    For the three months ended September 30,
                    1998 and 1997 (unaudited) . . . . . . . . . . . . 5
               Notes to Consolidated Financial Statements
                    (unaudited) . . . . . . . . . . . . . . . . . . . 6

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

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                                        Sept 30, 1998  June 30, 1998
ASSETS                                                   (unaudited)       (audited)
                                                        ------------- --------------
Current Assets:
   Cash                                                 $   1,060,216 $   1,116,857
   Accounts receivable                                      1,408,151     1,192,547
   Notes receivable                                           348,845       349,212
   Inventories (note 2)                                       530,369       540,371
   Prepaid expenses and other current assets                  136,442        64,544
   Cost & estimated earnings in excess of billing on
      uncompleted projects                                    -0-           105,070
                                                        ------------- --------------
         Total current assets                               3,484,023     3,368,601

Property, plant and equipment, net                          3,244,245     3,380,124
Intangible assets                                             219,795       223,381
Other assets                                                  226,558       243,303
Net assets of discontinued operations held for sale         2,443,000     2,443,000
                                                        ------------- --------------
         Total assets                                   $   9,617,621 $   9,658,409
                                                        ============= ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Capital lease and notes payable, current portion     $   1,021,527 $   1,306,672
   Accounts payable and accrued expenses                      713,323       600,798
   Billings in excess of costs and est earnings               309,498       173,248
                                                        ------------- --------------
         Total current liabilities                          2,044,348     2,080,718

Capital lease and notes payable, long-term                    254,888       410,671

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 5,050,683 shares issued and
      outstanding                                          53,742,005    53,742,005
   Accumulated deficit                                     46,423,620    46,574,985
                                                        ------------- --------------
         Total shareholders' equity                         7,318,385     7,167,020
                                                        ------------- --------------
         Total liabilities & shareholders' equity       $   9,617,621 $   9,658,409
                                                        ============= ==============


The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 1998 and 1997

                                                   September 30
                                                1998          1997
                                           ------------- -------------

Net sales                                  $  2,325,600  $  2,606,357
                                           ------------- -------------

Operating expenses:
   Direct service and cost of goods sold      1,101,536     1,294,517
   Selling, general and administrative          880,662     1,023,118
   Depreciation and amortization                154,956       275,256
                                           ------------- -------------

       Total operating expenses               2,137,154     2,592,891
                                           ------------- -------------

       Income (Loss) from operations            188,446        13,466

Gain/loss from disposal of asset                  7,588            15

Interest expense net of interest income         (44,669)      (64,564)
                                           ------------- -------------

Net income/loss                            $    151,365  $    (51,083)
                                           ============= =============

Net income/loss per share

       Net income/loss per common share    $       0.03  $      (0.01)
                                           ============= =============


Weighted average common shares outstanding    5,050,683     5,049,504
                                           ============= =============






The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 1998 and 1997

                                                                  September 30
                                                               1998          1997
                                                          -------------  ------------
Cash flows from operating activities:
   Net gain/loss from continuing operations               $    151,365   $   (51,083)
   Adjustments to reconcile net gain/loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                         154,955       275,256
   (Increase) decrease in:
         Accounts receivable                                  (215,604)     (242,930)
         Cost & est earnings in excess of billing              105,070
         Inventory                                              10,002        14,621
         Prepaid expenses and other current assets             (71,898)       60,465
         Other assets                                           16,744        (4,082)
   Increase (decrease) in:
         Accounts payable and accrued expenses                 112,526       239,827
         Billings in excess of costs and est earnings          136,250
                                                          -------------  ------------

   Net cash provided by (used in) continuing operations        399,410       292,074
   Net cash used in discontinued operations                                  (37,903)
                                                          -------------  ------------

   Net cash provided by (used in) operating activities         399,410       254,171
                                                          -------------  ------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                    (8,997)      (42,026)
   Other                                                        (6,126)        3,510
                                                          -------------  ------------

   Net cash used in investing activities                       (15,123)      (38,516)
                                                          -------------  ------------

Cash flows from financing activities:
   Payments on obligations, net                               (440,928)     (214,661)
                                                          -------------  ------------


   Net cash provided by financing activities                  (440,928)     (214,661)
                                                          -------------  ------------

Net increase in cash                                           (56,641)          994

Cash, beginning of period                                    1,116,857       526,851
                                                          -------------  ------------

Cash, end of period                                       $  1,060,216   $   527,845
                                                          =============  ============

Supplemental disclosure of non-cash operating,
   investing and financing activities:
   Capital leases entered into during period:                   -0-      $   156,000
   Issuance of capital stock:                                   -0-           -0-


The accompanying notes are an integral part of these financial statements.

          ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1998


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1998, Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of September 30, 1998, and for all periods presented. The results of operations for the three months ending September 30, 1998, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.


Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of September 30, 1998, and June 30, 1998, is listed below:

                                       September 30, 1998       June 30, 1998
                                      -------------------     ----------------

     Finished goods                        $ 184,297              $ 226,116
     Work-in-process                          13,138                 24,835
     Raw material                            332,934                289,420
                                          -----------            -----------
                                           $ 530,369              $ 540,371
                                          ===========            ===========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

     As of September 30, 1998, the Company's current assets exceeded current liabilities by $1,440,000, or a ratio of 1.7 to 1 compared to $1,288,000 or a ratio of 1.6 to 1 as of June 30, 1998. The increase in the current ratio resulted from an increase in accounts receivable and prepaid expenses, without a corresponding increase in accounts payable. Cash provided from continuing operations was $399,000 for the quarter versus $254,000 for the comparable quarter ended September 30, 1997.

     During fiscal year 1998, Wal-Mart, which accounted for approximately 45% of the Company's consolidated revenue, terminated its contract with the Fry Guy food service operations and is returning over 1,500 fryers to the Company. Although there has been continued Fry Guy sales to Wal-Mart through the first 1999 fiscal quarter, the Company anticipates the Wal-mart revenues to cease in the second quarter. Wal-Mart elected to purchase new fryer equipment for its stores and self-manage its food program.

     To respond to the contract loss, the Company is revitalizing its sales program to replace declining revenues and is attempting to reduce operating expenses. The loss of the Wal-Mart account is projected to result in a shortfall in working capital and impair the ability of the company to meet its short-term capital lease obligations. The Company believes this working capital shortfall will be resolved by additional borrowing, placement of the fryers in new locations, and the sale or lease of the fryer units.


2.   Results of Operations - Three months ended 9/30/98 versus 9/30/97

     Consolidated revenue for the quarter ended September 30, 1998, was $2,326,000 compared to $2,606,000 for the quarter ended September 30, 1997. This represents a decrease of $280,000 or 10.7%. The decrease in food service revenue accounted for $255,000 of the decrease with the balance resulting from a revenue decrease in the Company's pollution control segment.

     Net income increased to $151,000, or $.03 per share, compared to a loss of ($51,000), or ($.01) per share, for the comparable quarter ended September 30, 1997. Income from operations was $188,000 compared to $13,000 for the comparable quarter in the prior fiscal year. The increase in income resulted from a decrease in selling, general and administrative expenses,and a decrease in depreciation and amortization expense related primarily to the Wal-Mart contract.

     Direct service and cost of goods sold decreased by $193,000 or 14.9%, compared to the first quarter of last year. Selling, general and administrative expenses for the quarter decreased by $142,000 or 13.9% compared to the quarter ended September 30, 1997. The decrease in direct service and cost of goods sold related to a corresponding decrease in net sales. The decrease in selling, general and administrative expenses was due to reduced sales commissions and a planned overall reduction in overhead expenses.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          On October 13, 1998 the case of Norman E. Meyer v. Alanco Environmental Resources Corporation was settled.

Item 6.  EXHIBITS

     (A)  (27) Financial Data Schedule

     (B)   Reports on Form 8-K

           None

     (C)   Reports on Form S-8: 1 filed 10/22/98

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

                                                  ALANCO ENVIRONMENTAL
                                                  RESOURCES CORPORATION
                                                  (Registrant)



                                                  /s/John Carlson
                                                  -----------------------
                                                  John Carlson
                                                  Chief Financial Officer


Date: November 12, 1998