Form 10-Q
period 1998-12-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1999-02-16
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . .December 31, 1998
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                  ALANCO ENVIRONMENTAL RESOURCES CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Arizona                           86-0220694
         ---------------------------------       --------------------
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

        15900 North 78th Street, Suite 101, Scottsdale, Arizona  85260
     ---------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

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

     As of January 31, 1999, there were 5,056,126 shares of common stock outstanding.




                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION

                                   FORM 10-Q INDEX


                                                                   Page Number

  PART I.   FINANCIAL INFORMATION

       Item 1.   Financial Statements
                 Consolidated Balance Sheets
                      December 31, 1998 (unaudited) and
                      June 30, 1998 (audited) . . . . . . . . . . . . . 3
                 Consolidated Statements of Operations
                      For the three months ended December 31,
                      1998 and 1997 (unaudited) . . . . . . . . . . . . 4
                 Consolidated Statements of Operations
                      For the six months ended December 31,
                      1998 and 1997 (unaudited) . . . . . . . . . . . . 5
                 Consolidated Statements of Cash Flows
                      For the six months ended December 31,
                      1998 and 1997 (unaudited) . . . . . . . . . . . . 6
                 Notes to Consolidated Financial Statements
                      (unaudited) . . . . . . . . . . . . . . . . . . . 7

       Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations. . . . . . . . . . . . . . . . . . . . 8

  PART II.  OTHER INFORMATION

       Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . 9

       Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . 9

       Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND JUNE 30, 1998

                                                      Dec 31, 1998     June 30, 1998
ASSETS                                              ----------------  ---------------

Current Assets:
   Cash                                             $     1,203,286   $    1,116,857
   Accounts receivable, net                               1,065,757        1,192,547
   Notes receivable                                         323,468          349,212
   Inventories                                            1,679,897          540,371
   Prepaid expenses and other current assets                 93,025           64,544
   Cost & estimated earnings in excess of
      billings on uncompleted projects                        -              105,070
                                                    ----------------  ---------------
         Total current assets                             4,365,433        3,368,601

Property, plant and equipment, net                        2,034,127        3,380,124
Intangible assets, net                                      214,814          223,381
Assets held for sale                                      2,443,000        2,443,000
Other assets                                                222,959          243,303
                                                    ----------------  ---------------
         Total assets                               $     9,280,333   $    9,658,409
                                                    ================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Capital lease obligations and notes payable,
      current portion                               $       983,438   $    1,306,672
   Accounts payable and accrued expenses                    544,207          600,798
   Billings in excess of cost and est earnings              282,473          173,248
                                                    ----------------  ---------------
         Total current liabilities                        1,810,118        2,080,718

Capital lease obligations and notes payable,
      long-term portion                                     105,272          410,671

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 5,050,683 shares issued and
      outstanding                                        53,742,005       53,742,005
   Accumulated deficit                                  (46,377,062)     (46,574,985)
                                                    ----------------  ---------------
         Total shareholders' equity                       7,364,943        7,167,020
                                                    ----------------  ---------------
         Total liabilities & shareholders' equity   $     9,280,333   $    9,658,409
                                                    ================  ===============


The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 1998 and 1997

                                                       December 31
                                                   1998           1997
                                            ---------------  --------------
Net sales                                   $    1,837,567   $  2,613,335
                                            ---------------  --------------

Operating expenses:
   Direct service and cost of goods sold           906,318      1,209,965
   Selling, general and administrative             721,680        852,400
   Depreciation and amortization                   135,375        283,078
                                            ---------------  --------------

       Total operating expenses                  1,763,373      2,345,443
                                            ---------------  --------------

       Income (loss) from operations                74,194        267,892

Other expense                                      (27,637)       (65,359)
                                            ---------------  --------------

Net income (loss)                           $       46,557   $    202,533
                                            ===============  ==============

       Earnings per common share
       - Basic and diluted                  $         0.01   $       0.04
                                            ===============  ==============


Weighted average common shares and equivalents
   outstanding during period
       -Basic                                    5,050,683      5,049,504
                                            ===============  ==============

       -Diluted                                  5,558,349      5,049,504
                                            ===============  ==============



Earnings per share and shares outstanding information has been restated to reflect a reverse stock split which was effected in May of 1998.


The accompanying notes are an integral part of these financial statements.

              ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Six Months Ended December 31, 1998 and 1997

                                                   December 31,
                                                 1998         1997
                                            ------------- -------------

Net sales                                   $  4,163,167  $  5,219,692
                                            ------------- -------------

Operating expenses:
   Direct service and cost of goods sold       2,007,855     2,504,482
   Selling, general and administrative         1,602,342     1,875,518
   Depreciation and amortization                 290,330       558,334
                                            ------------- -------------

       Total operating expenses                3,900,527     4,938,334
                                            ------------- -------------

       Income (loss) from operations             262,640       281,358

Other expense                                    (64,718)     (129,908)
                                            ------------- -------------

Net income(loss)                            $    197,922  $    151,450
                                            ============= =============

       Earnings per common share
       - Basic and diluted                  $       0.04  $       0.03
                                            ============= =============


Weighted average common shares  and equivalents
   outstanding during period
       - Basic                                 5,050,683     5,049,504
                                            ============= =============

       -Diluted                                5,375,054     5,049,504
                                            ============= =============



Earnings per share and shares outstanding information has been restated to reflect a reverse stock split which was effected in May of 1998.


The accompanying notes are an integral part of these financial statements.

ALANCO ENVIRONMENTAL RESOURCES CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 1998 and 1997

                                                                December 31,
                                                             1998          1997
                                                        ------------- --------------
Cash flows from operating activities:
   Net income from continuing operations                $    197,922  $     151,450
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                       246,679        559,234

   (Increase) decrease in:
         Accounts receivable and notes receivable            151,790       (168,218)
         Cost & est earnings in excess of billing            105,070         -
         Inventory                                           (43,326)       (40,508)
         Prepaid expenses and other current assets           (28,481)       124,250
         Other assets                                         20,344        (25,654)
   Increase (decrease) in:
         Accounts payable and accrued expenses               (56,591)       (79,702)
         Billings in excess of costs and est earnings        109,225          -
                                                        ------------- --------------

   Net cash provided by continuing operations                702,632        520,852
   Net cash used in discontinued operations                    -            (37,904)
                                                        ------------- --------------

   Net cash provided by (used in) operating activities       702,632        482,948
                                                        ------------- --------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                 (12,715)       (67,053)
   Proceeds from disposal of assets                           28,878         -
   Other                                                      (3,735)         6,567
                                                        ------------- --------------

   Net cash provided by (used in)investing activities         12,428        (60,486)
                                                        ------------- --------------

Cash flows from financing activities:
   Payments on capital lease obligations                    (628,633)      (459,016)

   Net cash provided by (used in) financing activities      (628,633)      (459,016)
                                                        ------------- --------------

Net increase (decrease) in cash                         $     86,427  $     (36,554)

Cash, beginning of period                                  1,116,857        526,851
                                                        ------------- --------------

Cash, end of period                                     $  1,203,284  $     490,297
                                                        ============= ==============

Supplemental disclosures:
   Transfer of equipment to inventory, net of           $ 1,096,200          -
      accumulated depreciation of 897,280*                            --------------
   Capital leases entered into during period:                  -      $     440,375



* See Management's analysis of Liquidity & Capital Resources

 The accompanying notes are an integral part of these financial statements.

         ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THREE MONTHS ENDED DECEMBER 31, 1998


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1998, Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of December 31, 1998, and for all periods presented. The results of operations for the three months ending December 31, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.


Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31, 1998, and June 30, 1998, is listed below:

                                       December 31, 1998        June 30, 1998
                                       -----------------       --------------

     Finished goods                        $1,267,755             $ 226,116
     Work-in-process                              538                24,835
     Raw material                             411,604               289,420
                                       -----------------       --------------
                                           $1,679,897             $ 540,371

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  1.   Liquidity and Capital Resources

       As of December 31, 1998, the Company's current assets exceeded current liabilities by $2,555,000, or a ratio of 2.4 to 1 compared to $1,288,000 or a ratio of 1.6 to 1 as of June 30, 1998. The increase in the current ratio resulted primarily from a reclassification of fryer units from Property, Plant and Equipment to inventory due to the Company's decision to market the units related to the Wal-Mart contract. (See discussion below concerning termination of the Wal-Mart contract.) Without the transfer of Equipment to Inventory, the ratio would have increased to 1.8 to 1. Net cash provided from continuing operations of $703,000 was an increase of $182,000 compared to the same period of the prior year. Payments on capital lease obligations were $629,000, an increase of $170,000 compared to the six months ended December 31, 1997. Net cash increased $86,400 for the six month period compared to a decrease of $36,600 for the same period a year earlier.

       During fiscal year 1998, Wal-Mart, which accounted for approximately 45% of the Company's consolidated revenue, terminated its contract with the Fry Guy food service operations and has returned over 1,400 fryers to the Company. Sales to Wal-Mart under the food program have ceased during the second 1999 fiscal quarter. The termination of the Wal-Mart contract resulted from Wal-Mart's decision to purchase new fryer equipment for its stores and self-manage its food program.

       To respond to the contract loss, the Company is refurbishing the returned fryer units, revitalizing its sales program to replace declining revenues and is attempting to reduce operating and overhead expenses. The Company is expanding its distribution system to place machines under the Sgt. Fry food program and/or to sell the refurbished fryers into appropriate markets.


  2.   Results of Operations

       (a.) Three months ended 12/31/98 versus 12/31/97

       Consolidated revenue for the quarter ended December 31, 1998, was $1,838,000 compared to $2,613,000 for the quarter ended December 31, 1997, a decrease of $776,000 or 30%. The decrease in consolidated revenue resulted from a 67.9% decrease in Fry Guy food service revenue offset by a 23% increase in revenues from the Company's environmental products segment. The decrease in the Fry Guy food service revenue was the result of the termination of the Wal-Mart Contract. The increase in environmental products segment revenue resulted primarily from growth in aeration products sales.

       Net income for the three months decreased to $47,000, or $.01 per share, compared to $203,000 or $.04 per share, for the comparable quarter ended December 31, 1997. The decrease in income resulted from decreased sales offset by a 24.8% reduction in operating expenses and a 57.7% reduction in other expenses.

       Direct service and cost of goods sold decreased by $304,000 or 25.1%, compared to the first quarter of last year. Selling, general and administrative expenses for the quarter decreased by $131,000 or 15.3% compared to the quarter ended December 31, 1997. Depreciation and amortization expense decreased by $148,000 or 52% compared to the same period a year earlier, as a result of reclassification of Fry Guy equipment. The decrease in direct service and cost of goods sold related to a corresponding decrease in net sales. The decrease in selling, general and administrative expenses was due to reduced sales commissions and a planned reduction in overhead expenses.

       (b.) Six months ended 12/31/98 versus 12/31/97

       Consolidated sales for the six months ended December 31, 1998 were $4,163,000 compared to $5,220,000 or a 20% decrease from the prior comparable period. The decrease resulted from a 47% decrease in the Fry Guy food service revenues due to the termination of the Wal-Mart contract, offset by an increase of 8.9% in sales from the Company's environmental products segment.

       Consolidated net income for the period was $198,000, or $.04 per share, a 30.7% increase from the $151,000, or $.03 per share reported for the six month period ending December 31, 1997. The increase in net earnings resulted from a $1,038,000, or 21% reduction in operating expenses and a $65,000, or 50.2% reduction in other expenses.

  Item 3 - Year 2000 Issue

       The Company has consulted with an outside Management Information Systems analyst and determined that all computer systems currently in use by the Company are either in compliance with the Year 2000 issue or can be made to comply with minor modifications. The estimate for modification required for the Year 2000 issue is under $10,000.

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

       (A)  (27)Financial Data Schedule

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


  Date: February 12, 1999