Form 10-Q
period 1999-03-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1999-05-11
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                    Quarterly Report Under Section 13 or 15(d) of
                       The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . . . .March 31, 1999
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                    --------------------------------------------
               (Exact name of registrant as specified in its charter)

                   Arizona                             86-0220694
                   ----------------------------------------------
               (State or other jurisdiction           (I.R.S. Employer
            of incorporation or organization)        Identification No.)

           15900 North 78th Street, Suite 101, Scottsdale, Arizona  85260
           --------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

                                   (480) 607-1010
                                   --------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   YES   XX     NO
                                   ----------------------

     As of April 30, 1999, there were 4,927,483 shares of common stock outstanding.




                     ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                                        INDEX


                                                                   Page Number

  PART I.   FINANCIAL INFORMATION

       Item 1.   Financial Statements
                 Consolidated Balance Sheets
                      March 31, 1999 (unaudited) and
                      June 30, 1998 (audited). . . . . . . . . . . . . . 3
                 Consolidated Statements of Operations
                      For the three months ended March 31,
                      1999 and 1998 (unaudited). . . . . . . . . . . . . 4
                 Consolidated Statements of Operations
                      For the nine months ended March 31,
                      1999 and 1998 (unaudited). . . . . . . . . . . . . 5
                 Consolidated Statements of Cash Flows
                      For the nine months ended March 31,
                      1999 and 1998 (unaudited). . . . . . . . . . . . . 6
                 Notes to Consolidated Financial Statements
                      (unaudited). . . . . . . . . . . . . . . . . . . . 7

       Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations . . . . . . . . . . . . . . . . . . . . 8-9

  PART II.  OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . 10

       Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1999 AND JUNE 30, 1998

                                                     Mar 31, 1999   June 30, 1998
ASSETS                                                (unaudited)      (audited)
                                                    --------------  --------------
Current Assets:
   Cash                                             $     899,202   $   1,116,857
   Accounts receivable, net                             1,078,146       1,192,547
   Notes receivable, current portion                      100,600         349,212
   Inventories                                          1,968,104         540,371
   Prepaid expenses and other current assets               94,692          64,544
      billings on uncompleted projects                     -              105,070
                                                    --------------  --------------

         Total current assets                           4,140,744       3,368,601

Property, plant and equipment, net                      1,740,924       3,380,124
Intangible assets, net                                    208,245         223,381
Assets held for sale                                    2,443,000       2,443,000
Other assets                                              190,986         243,303
                                                    --------------  --------------
         Total assets                               $   8,723,899   $   9,658,409
                                                    ==============  ==============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Capital lease obligations and notes payable,
      current portion                               $     594,604   $   1,306,672
   Accounts payable and accrued expenses                  576,785         600,798
   Billings in excess of cost and est earnings            219,846         173,248
                                                    --------------  --------------
         Total current liabilities                      1,391,235       2,080,718

Capital lease obligations and notes payable,
      long-term portion                                    70,168         410,671

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 4,927,483 shares and 5,050,683
      issued and outstanding on March 31, 1999 and
      June 30, 1998 respectively.                      53,744,637      53,742,005
   Accumulated deficit                                (46,361,953)    (46,574,985)
                                                    --------------  --------------
                                                        7,382,684       7,167,020
      Less treasury stock @ cost                         (120,188)         -
                                                    --------------  --------------
         Total shareholders' equity                     7,262,496       7,167,020

                                                    --------------  --------------
         Total liabilities & shareholders' equity   $   8,723,899   $   9,658,409
                                                    ==============  ==============



The accompanying notes are an integral part of these financial statements.

                ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 1999 and 1998

                                                                March 31
                                                  -----------------------------
                                                           1999           1998
                                                   -------------  -------------

Net sales                                          $  1,600,464   $  2,731,892
                                                   -------------  -------------

Operating expenses:
   Direct service and cost of goods sold                957,991      1,198,435
   Selling, general and administrative                  537,419        866,554
   Depreciation and amortization                         89,036        288,066
                                                   -------------  -------------

       Total operating expenses                       1,584,446      2,353,055
                                                   -------------  -------------

       Income from operations                            16,018        378,837
Interest expense - net of interest income               (17,920)       (69,548)
Other income                                             17,012          -
                                                   -------------  -------------
Net income                                         $     15,110   $    309,289
                                                   =============  =============

Basic earnings per share

       Earnings per common share                   $       0.00   $       0.06
                                                   =============  =============

       Diluted earnings per common share           $       0.00   $       0.06
                                                   =============  =============

Weighted average common shares and equivalents
       outstanding during period
       -Basic                                         5,037,846      5,049,504
       -Diluted                                       5,779,707      5,049,504



The accompanying notes are an integral part of these financial statements.

                ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                           AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Nine Months Ended March 31, 1999 and 1998

                                                             March 31
                                                  ------------------------------
                                                        1999           1998
                                                   -------------  -------------

Net sales                                          $  5,763,631   $  7,951,584
                                                   -------------  -------------

Operating expenses:
   Direct service and cost of goods sold              2,965,846      3,702,917
   Selling, general and administrative                2,139,761      2,742,073
   Depreciation and amortization                        379,366        846,400
                                                   -------------  -------------

       Total operating expenses                       5,484,973      7,291,390
                                                   -------------  -------------

       Income from operations                           278,658        660,194
Interest expense - net of interest income               (90,226)      (200,154)
Other income                                             24,600            697
                                                   -------------  -------------

Net income                                         $    213,032   $    460,737
                                                   =============  =============



Basic earnings per share

       Earnings per share                          $       0.04   $       0.09

       Diluted earnings per share                  $       0.04   $       0.09


Weighted average common shares and equivalent
       outstanding during period
       -Basic                                         5,046,404      5,049,504
       -Diluted                                       5,512,791      5,049,504


The accompanying notes are an integral part of these financial statements.

               ALANCO ENVIRONMENTAL RESOURCES CORPORATION
                          AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended March 31, 1999 and 1998

                                                                  March 31
                                                        --------------------------------
                                                              1999            1998
                                                          -------------  --------------

Cash flows from operating activities:
   Net income from continuing operations                  $    213,032   $     460,737
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                         379,366         846,400
   (Increase) decrease in:
         Accounts receivable and notes receivable              363,013        (510,385)
         Cost & est earnings in excess of billing              105,070          -
         Inventory(see supplemental disclosure below)*         (82,483)        (24,441)
         Prepaid expenses and other current assets             (30,147)        124,433
         Other assets                                           41,517         (29,938)
   Increase (decrease) in:
         Accounts payable and accrued expenses                 (24,013)         86,864
         Billings in excess of costs and est earnings           46,598          -
                                                          -------------  --------------
   Net cash provided by continuing operations                1,011,953         953,670
   Net cash used in discontinued operations                      -            (127,903)
                                                          -------------  --------------

   Net cash provided by operating activities                 1,011,953         825,767
                                                          -------------  --------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                   (60,960)        (87,662)
   Other                                                         1,479          19,396
                                                          -------------  --------------

   Net cash used in investing activities                       (59,481)        (68,266)
                                                          -------------  --------------

Cash flows from financing activities:
   Payments on capital lease obligations                    (1,052,571)       (722,534)
   Proceeds from the sale of common stock                        2,632          -
   Purchase of treasury stock                                 (120,188)         -
                                                          -------------  --------------

   Net cash used in financing activities                    (1,170,127)       (722,534)
                                                          -------------  --------------

Net increase (decrease) in cash                               (217,655)         34,967

Cash, beginning of period                                    1,116,857         526,851
                                                          -------------  --------------

Cash, end of period                                       $    899,202   $     561,818
                                                          =============  ==============

Supplemental disclosure:

   Capital leases entered into during period:             $      -       $     537,875

*In December of 1998, certain fryer equipment was reclassified to inventory as a result of the Company's decision to sell the fryers in the ordinary course of business. The amount transferred amounted to $1,345,250, net of $1,097,987 of accumulated depreciation. As of March 31, 1999, $1,318,827 remained in inventory. See Management's analysis of Liquidity and Capital Resources.

The accompanying notes are an integral part of these financial statements.

             ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR NINE MONTHS ENDED MARCH 31, 1999


  Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1998, Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the periods ended March 31, 1999. The results of operations for the nine months ending March 31, 1999, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.


  Note 2 - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 1999, and June 30, 1998, is listed below:
                                     March 31, 1999       June 30, 1998
                                     --------------       -------------
  Finished goods                         $1,503,409            $226,116
  Work-in-process                            11,185              24,835
  Raw material                              453,510             289,420
                                     --------------       -------------
                                         $1,968,104            $540,371
                                     ==============       =============

In December of 1998, certain fryer equipment was reclassified to inventory as a result of the Company's decision to sell the fryers in the ordinary course of business. The amount transferred amounted to $1,345,250, net of $1,097,987 of accumulated depreciation. As of March 31, 1999, $1,318,827 remained in inventory. See Management's Discussion of Liquidity and Capital Resources.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

Liquidity and Capital Resources

     As of March 31, 1999, the Company's current assets exceeded current liabilities by $2,749,509, or a ratio of 3.0 to 1, compared to $1,288,883, a ratio of 1.6 to 1, as of June 30, 1998. The significant increase in the current ratio was primarily a result of the reclassification of fryer units from Property, Plant and Equipment to Inventory due to the Company's decision to market the units. (See discussion below concerning termination of the Wal-Mart contract.) Without the transfer of equipment to inventory, the ratio would have increased to 2.0. Net cash decreased $217,655 over the first nine months of the year, compared to a gain of $34,967 for the prior year.

     Capital lease obligations were reduced a total of $1,052,571 during the first nine months, compared with a net reduction of $722,534 the prior year. One lease was restructured resulting in a $27,000 gain.

     During fiscal year 1998, Wal-Mart notified the Company of their intent to terminate its contract with the Fry Guy subsidiary, and began a self-managed food program. More than 1,500 fryers have been returned to the Company by Wal-Mart. Nearly all of these machines have been cleaned, refurbished and prepared for resale. The Company continues to expand its sales distribution network to resell the refurbished fryers.

  2.  Results of Operations

       (a.) Three months ended 3/31/99 versus 3/31/98

      Consolidated revenue for the quarter ended March 31, 1999 was $1,600,464, a decrease of 41.4% from the same period last year. This was primarily a result of the termination of the Wal-Mart contract. Net income decreased to $15,110 from $309,289 for the same period last year.

     Direct service and COGS declined 20%, to $982,168 this quarter from $1,198,435 for the comparable quarter last year. General and administrative expense also decreased, to $513,242 from $866,554 last year, or a 41% decrease.

     Depreciation and amortization expenses decreased to $89,036 for the quarter ending March 31, 1999, compared to $288,066 for the comparable quarter last year, a 69% decrease. This is a result of the reclassification of Fry Guy equipment from a depreciable asset to inventory held for resale.

     Net interest expense decreased to $17,920 from $69,548 in the comparable quarter last year. The decrease is a result of the payoff of capitalized leases.

     During the quarter, a $173,500 contract was signed between Alanco China and Beijing Electric Power in China. Work has already begun on this project, and completion is projected by the end of calendar 1999.

       (b.) Nine months ended 3/31/99 versus 3/31/98

     Consolidated revenues for the nine months ended March 31, 1999 was $5,763,631, a 27.5% decrease from the $7,951,584 of the comparable period last year. The decrease resulted from the decrease in Fry Guy revenue due to the termination of the Wal-Mart contract offset by an increase of 12% in the pollution control segment.

     Consolidated net income for the period was $213,032, or $.04 per share, compared to $460,737, or $.09, for the same period last year. This decrease in sales resulted from the decrease in sales partially mitigated by a 25% decrease in operating and overhead expenses, as well as the increase in earnings in the pollution control segment.

     Direct service and COGS decreased 20% to $2,965,846 from $3,702,917 for the comparable nine months last year. General and administrative expenses decreased 22% to $2,139,761 for the current nine months, from $2,742,073 last year.

     Depreciation and amortization expenses decreased to $379,366, or 55%, from $846,400 for the same time period last year, due to the reclassification of Fry Guy equipment.

     Net interest expense decreased 55% to $90,226, from $200,154 last year. The decrease is a result of the payoff of capitalized leases.

  3. Year 2000 Issue

     The Company has consulted with an outside Management Information Systems analyst and determined that all computer systems currently in use by the Company are either in compliance with the Year 2000 issue or can be made to comply with minor modifications. The estimate for modification required for the Year 2000 issue is well under $10,000. An upgrade to the Company's accounting package has been purchased as well as several upgrades to the manufacturing segment's in-house systems, to allow for 4 digit dates.

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

  4.  Subsequent Event

     On April 30, 1999 the Company announced that it has signed a Letter of Intent to acquire ASI Communications,Inc., a Tempe, Arizona company that operates in three telecommunications areas, and had 1998 sales of approximately $5.6 million. See Exhibit (c) attached.

  PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings

            None


  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            (27) Financial Data Schedule

       (b)  Reports on Form 8-K

            None

     (c) Press release dated April 30, 1999 titled _Alanco Letter of Intent To Acquire ASI Communications, Inc._




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

                                                    ALANCO ENVIRONMENTAL
                                                    RESOURCES CORPORATION
                                                    (Registrant)


                                                    /s/ John A. Carlson
                                                    ________________________
                                                    John A. Carlson
                                                    Chief Financial Officer


  Date: 11 May 1999