Form 10KSB
period 1999-06-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1999-09-30
CIK 98618

Form 10-KSB

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934
                    For the fiscal year ended June 30, 1999
                         Commission file number 0-9347

                   ALANCO ENVIRONMENTAL RESOURCES CORPORATION
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Arizona                           86-0220694
           --------------------------------       --------------------
           (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

           15900 North 78th Street, Suite 101, Scottsdale, AZ  85260
            ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                Registrant's Telephone Number:    (480) 607-1010

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

                            Yes  X   No
                                -----    -----

     The Issuer's revenues for the fiscal year ended June 30, 1999 were $7,084,386.

     State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $6,383,995 as of September 24, 1999

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 5,342,486 as of September 24, 1999. (All common shares and per share data has been adjusted to reflect a one for seven stock reversal that took place in May of 1998.)


     Documents incorporated by reference: Part III of this Report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 1999.

THIS FORM 10-KSB CONTAINS STATEMENTS THAT MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN, AND THE ACTUAL RESULTS MAY DIFFER FORM MANAGEMENT'S EXPECTATIONS.



PART 1

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Alanco Environmental Resources Corporation was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, "Company" refers to Alanco Environmental Resources Corporation and its wholly-owned subsidiaries. The Company's continuing operations are diversified and include: (i) design, production, marketing and distribution of pollution control products, and (ii) restaurant equipment marketing and distribution. The Company previously operated mining properties and has mineral property assets that are presented as "net assets of discontinued operations held for sale" on the consolidated balance sheet at June 30, 1999 and 1998.

RECENT BUSINESS DEVELOPMENTS

     During September of 1999, the Company sold its principal mining property, the C.O.D. mine located near Kingman, Arizona, to Gold & Minerals, Inc. (G&M) for $4.5 million of G&M Series A, 10% Cumulative, Convertible Preferred Stock.

     The G&M Series A Preferred Stock received is convertible, after one year, into a variable number of shares of G&M common stock determined by dividing the face value of the Preferred Stock (plus accrued "paid_in-kind" dividends) by the share market price at time of conversion. Although the face value of the Preferred Stock received in this transaction is significantly higher than the total mining property book value of approximately $2.5 million, the Company is deferring recognition of any potential gain until such time as there exists an active public market for G&M common stock.

DESCRIPTION OF BUSINESS

Pollution Control Products Segment
- ----------------------------------

     The Pollution Control Products Segment consists of wholly-owned subsidiary, Alanco Environmental Manufacturing Inc. ("AEMI"), a pollution control products manufacturing company, located in Falls City, Nebraska, and a patented technology for the removal of noxious gases from a gas stream called CDSI (Charged Dry Sorbent Injection), which is primarily marketed through a wholly-owned subsidiary in Beijing, China.

     AEMI manufactures baghouse filters and cyclone particulate removal systems for industrial applications, as well as air handling equipment for the agricultural industry. The product lines are: Reverse Air Filters, Pulse Jet Filters, Cyclonic Collectors, Centrifugal Fans, Pneumatic Conveyors and Ducting. The manufacturing facility can also perform job shop services and original equipment manufacturing for other entities.

     The CDSI system utilizes an electrostatically charged sorbent to remove noxious gases, particularly sulfur dioxide, from a gas stream pollution source such as a power plant.

     The CDSI system offers significant economic advantage over competing technologies for flue gas desulfurization, such as wet scrubbers. The wet scrubber sprays a mixture of water and limestone into the polluted gas stream to produce a sludge composed of gypsum, limestone, and polluted water, which must be treated and disposed. Wet scrubbers are relatively capital intensive, have high operating costs and are subject to corrosion and frequent downtime. The CDSI system is a dry process that permits simple, inexpensive disposal of reaction products.

     The Company believes that the CDSI technology is particularly cost effective for use in small power plants, mining and smelting facilities, incinerators and mini steel mills. The proprietary elements of the CDSI system are fabricated by the Company's AEMI subsidiary located in Falls City, Nebraska.

     Pollution control products accounted for 75% and 51% of the company's consolidated revenues for years ended June 30, 1999 and 1998, respectively.

     Marketing. The Company's AEMI subsidiary markets pollution control products primarily in the United States, through a national network of independent sales representatives, supported and supplemented by Company personnel.

     The potential market for CDSI technology is primarily third world countries. The Company CDSI marketing activities are focused on the People's Republic of China through its wholly-owned subsidiary, Alanco Environmental Technology (Beijing) Co., Ltd. ("Alanco Beijing"). Alanco Beijing employs a six person engineering and technical support staff, and has a marketing cooperation agreement with the China National Environment Protection Company, one of the largest environmental companies in China.

     Raw Materials. The Company has numerous domestic sources for materials and parts used to manufacture its pollution control products. The Company believes that it has an adequate supply of raw materials and does not foresee any significant shortage of materials or substantial increase in prices.

     Patents. The following United States patents are owned by the Company and are considered to be of significant value:

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

     U.S. Patent Application entitled "Industrial Dust Collector And Method For Its Use" issued as U.S. Patent No. 5,803,939 on September 8, 1998.

     Competitive Conditions. The Company has numerous competitors in its industrial and agricultural product markets, with no company dominating either market. In CDSI technology and the flue gas desulfurization markets, competitors include major companies such as Babcock Wilcox, Wheelabrator and Mitsubishi Corporation offering alternative technologies.

     Employees. As of June 30, 1999, the Company employed approximately 55 individuals primarily involved in the pollution control products segment.

     Seasonality of Business. Some of the Company's products are marketed to the agricultural market and are seasonal with demand increasing in the spring and tapering off in late fall. Industrial pollution control products, including CDSI systems, have minimal seasonality.

     Dependence Upon Key Customers. The Company has recorded sales to over 500 different customers in each of the last two fiscal years. During the fiscal year ended June 30, 1998, Guangzhou Paper Ltd. accounted for sales of $1,053,000 or 18.9% of the segment revenue and 9.6% of the consolidated revenue. During fiscal year ended June 30, 1999, no customer accounted for more than 5% of the segment's revenue.

     Backlog Orders. The Company operates using customary purchase orders for orders received. Since customary purchase orders may not always be considered firm and non-cancelable, the Company does not have a reportable backlog.

Restaurant Equipment Segment
- ----------------------------

     In fiscal year ended 1996, the Company, through its Fry Guy Inc. subsidiary, entered into a two-year contract with Wal-Mart whereby the Company provided more than 1,500 ventless deep fryers to Wal-Mart stores nationally and received income based on the number of individual servings processed by the fryer units. Wal-Mart terminated the contract on August 9, 1998 and commenced returning fryer units to the Company, completing this process by December 31, 1998.

     Fry Guy established a refurbishing operation at its Scottsdale location to receive and refurbish the Wal-Mart returned fryer units. The refurbishing operation completed its mission by the end of the 1999 fiscal year and was shut down.

     Under terms of the contract, the Company charged Wal-Mart for fryers that had been lost and/or destroyed, and billed Wal-Mart for certain costs associated with refurbishing the returned machines.

     A sales and marketing program to sell the refurbished fryer units and to offer for sale new ventless fryers was commenced during the second half of the year ended June 30, 1999. The program utilizes a national network of independent sales representatives and is being directed by a sales and marketing consultant located in Scottsdale, Arizona.

     Dependence Upon Key Customers. During fiscal year 1999, Wal-Mart accounted for in excess of 76% of this segment's revenue and 18% of the Company's consolidated revenue.

     Seasonality of Business. Restaurant Equipment products, including fryer units, have minimal seasonality.

     Competitive Conditions. The Company has numerous competitors in its Restaurant equipment markets; however, competition in the used or refurbished ventless fryer market is minimal.

     Employees.  As of September 1, 1999, Fry Guy has 2 part-time employees.


ITEM 2. PROPERTIES

     The Company's corporate office has been located in a 4,527 square foot leased facility in Scottsdale, Arizona. The Company moved to this facility in January of 1997 in order to reduce its lease expense and consolidate its facilities. During the current fiscal year, the Company subleased approximately 2,250 square feet of the space to a non-affiliated party.

     Fry Guy operations had previously been located in a 4,800 square foot leased office/warehouse facility in Scottsdale, Arizona. Approximately 3,600 square feet of this space has been subleased to a non-affiliated party. The remaining 1,200 square feet is being used by Fry Guy as warehouse space.

     AEMI's manufacturing and warehouse operating facility is Company owned and located at Falls City, Nebraska on 6.84 acres with approximately 73,000 square feet under roof. AEMI also leases a small sales office in Kansas City, Missouri.

     Alanco Beijing leases approximately 1,500 square feet of office space in Beijing, China.

Mining Claim Properties

     The Company has classified its mineral claim property as assets held for sale. At June 30, 1999 and 1998, the Company owned mineral rights in four unpatented mineral mining and mill site properties in Arizona. The Company's mining claim properties include the Tombstone Metallurgical Facility and a mill on the site of the C.O.D. Mine.

     In August of 1999, the Company reduced the number of mining claims from 479 to 28 claims with 13 related to the C.O.D. mining and mill site property located (near Kingman, Arizona) in Mohave County. The remaining 15 claims were filed on the Tombstone mill site located in Cochise County, Arizona. Four hundred fifty-one claims were abandoned, including those relating to the Cherry Creek property in Yavapai County, Arizona and the Mineral Mountain property located in Pinal County, Arizona. This abandonment of over 90% of its unpatented mining claims reduced the Company's annual claim filing fees to $2,800 from an amount in excess of $47,000. The adjusted carrying value for the mining properties and equipment at June 30, 1998 and 1999 is $2,443,000.
     During September of 1999, the Company sold its principal mining property, the C.O.D. mine located near Kingman, Arizona, to Gold & Minerals, Inc. (G&M) for $4.5 million of G&M Series A, 10% Cumulative, Convertible Preferred Stock.

     The G&M Series A Preferred Stock received is convertible, after one year, into a variable number of shares of G&M common stock determined by dividing the face value of the Preferred Stock (plus accrued "paid_in-kind" dividends) by the share market price at time of conversion. Although the face value of the Preferred Stock received in this transaction is significantly higher than the total mining property book value of approximately $2.5 million, the Company is deferring recognition of any potential gain until such time as there exists an active public market for G&M common stock.

     Environmental Disclosure. There are numerous federal and state laws and regulations relating to environmental protection which have direct application to mining, milling and mineralized material processing operations. The more significant of these laws deals with mined land reclamation and waste water discharge from such operations.

     The Company's principal mining operations, exploration and development of mining properties at the C.O.D. mine, has been accomplished underground with a minimum of surface disturbance. The C.O.D. mine is located on land administered by the Bureau of Land Management ("BLM") and was idle at June 30, 1999. The C.O.D. mine, including the mill site buildings and equipment was sold to Gold & Minerals, Inc. in September of 1999.

     The Tombstone Metallurgical Facility is also located on federal lands that are administered by the BLM and requires limited environmental and/or surface reclamation. The mill site facility was constructed in the 1970's when no permitting was required from the BLM. Since that time, the facility has operated intermittently, and the Company has complied with all regulations as they existed. At present, the mill site is being dismantled and cleaned up in exchange for the building material and equipment salvage value. The Company does not believe the Tombstone claims will have significant value once the mill site is removed.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party in any litigation that is considered material.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Shareholders during the fourth quarter of the fiscal year ended June 30, 1999.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

     (1) Market Information: Alanco's common stock is traded on the NASDAQ Small Cap Market under the symbol "ALAN".

     (2) High and Low Sale Prices: The following table sets forth high and low sale prices for each fiscal quarter for the last two fiscal years. The stock price table has been restated to reflect the one for seven stock reversal that took place in May of 1998. Such quotations represent inter-dealer price without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                             Fiscal 1999           Fiscal 1998
     Quarter Ended          High        Low        High        Low
     September 30          1.406       .500       7.217      3.717
     December 31           1.312       .312       7.875      4.375
     March 31              1.312       .687       5.467      2.842
     June 30               2.125       .656       4.158      1.125

     (3) Security Holders: As of September 1, 1999 Alanco had approximately 1,900 holders of record of its Common Stock. This does not include beneficial owners holding shares in street name.

     (4) Dividend Plans: Alanco has paid no common stock cash dividends and has no current plans to do so.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Consolidated revenues for fiscal year 1999 decreased 35% to $7,084,400, or a decrease of $3,891,500 from the prior year. Fry Guy Inc., a wholly-owned subsidiary, accounted for 93% of the decrease due to the loss of the Wal-Mart contract that terminated during the first quarter of fiscal 1999 and represented over 45% of the Company's consolidated revenues in fiscal 1998.
The Company had revenue decreases of approximately $294,100 in its pollution control segment, of which CDSI system sales represented a decrease of approximately $696,600. CDSI sales efforts in China have been negatively affected by the recent economic downturn in Asia. AEMI sales grew to $4,932,900, an increase of 9% over fiscal year 1998.

     Direct service and cost of goods sold for fiscal year 1999 decreased $1,335,500 or 26% from fiscal year 1998 due primarily to reduced costs associated with the decreased sales of Fry Guy Inc. Selling, general and administrative expenses decreased by $1,310,800 due to reduced sales and managed administrative cost reductions. Depreciation expense decreased $687,300 or 60% due to the reclassification of fryer units to Inventory.

     For the fiscal year 1998 the Company incurred non-cash charges for impairment of certain operating assets. The charges are recorded in the operating expense section of the statement of operations. These charges were necessary to properly reflect a deterioration of the Company's food business due to termination of Wal-Mart's food service contract with Fry Guy. The contract termination resulted in a write-down of related goodwill of $3,658,000, an additional write-down of $1,600,000 against Fry Guy deep fryer units held for sale and a restructuring charge.

     Consolidated income from operations, before other income and expenses, was $119,100 compared to a loss of $4,581,000 for the prior year. The fiscal year 1998 loss from operations includes non-cash charges for impaired assets in the amount of $5,258,000 related to the loss of the Wal-Mart contract.

     Fiscal year 1999 interest expense, net of interest income, decreased to $99,900 from $258,700 for the previous year. Other income increased to $102,100 in fiscal year 1999 from a loss of $15,500 in fiscal year 1998. The decrease in net interest expense resulted from the scheduled payments of capital lease and notes payable obligations of approximately $1,275,000. The increase in other income was due to gain on debt restructuring and the settlement of two lawsuits.

       The net income for fiscal year ended June 30, 1999 was $121,300 or $.02 per share, compared to a loss of $6,655,000 or $1.32 per share reported in the prior year.

     The fiscal year 1998 Loss from Discontinued Operations of $1,800,000, relative to the Company's mining properties (categorized as "assets held for sale"), was a non-cash write-down taken on the mining properties to reflect management's estimated value for these assets of $2,443,000 at June 30, 1998.

     Cash flow from continuing operating activities for current fiscal year end was a positive $877,500, compared with a positive cash flow for the prior fiscal year of $1,800,600. Net cash provided in operating activities in fiscal 1999 and 1998 was $877,500 and $1,573,300, respectively.

     Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements" on page F-10.

Liquidity and Capital Resources

     At June 30, 1999, the Company's current assets exceeded current liabilities by $2,710,600, a current ratio of 3.8 to 1. At June
30, 1998, the Company's current assets exceeded current liabilities by $1,287,900 and reflected a current ratio of 1.6 to 1. The current ratio improved, compared to the prior year, primarily due to the significant payoff of capital lease obligations during the year and the reclassification of Fry Guy Inc. fryer units to Inventory from Property, Plant and Equipment.

     The Company's cash position at June 30, 1999 was $661,700 compared to $1,116,900 at the end of the prior fiscal year. During the year, approximately $1,264,000 of cash was used to repay borrowings and capital lease obligations. In addition, the Company purchased 157,200 shares of treasury stock at a cost of $172,300.

     Long-term debt (capital lease obligations and notes payable) was reduced during the year to $9,400 at year end, compared to $410,000 at the end of the fiscal year 1998.

     Cash used for additions to property, plant and equipment and investment in intangible assets has continued to decrease to $94,500 for the current year from $185,300 in fiscal year 1998. The balance of activity relating to cash flow from investing activity during the two year period related to the continued collection of notes receivable.

     During fiscal year 1998, Wal-Mart, which accounted for approximately 45% of the Company's revenue, terminated its contract with the Fry Guy food service operations. Wal-Mart elected to purchase new fryer equipment for its stores and self-manage the very successful food program. Wal-Mart returned the fryer units to the Company during the first half of the current fiscal year.

     In response to the loss of the contract and to maximize the value of the returned fryer units, a refurbishing operation was established in Scottsdale, Arizona to receive and refurbish the returned fryers. In addition, the Company reduced operating and overhead costs, and organized a sales program to sell the refurbished fryers. The sales and marketing program was launched in the third quarter of the fiscal year 1999 and has been moderately successful. The Company anticipates liquidating the balance of the inventoried fryers during the current fiscal year.

The company sold its principal mining asset in September of 1999 to Gold & Minerals, Inc. in exchange for $4.5 million of G&M Series A, 10% Cumulative, Convertible Preferred Stock. The transaction is explained in "Item 1, Business-Recent Business Developments" and in "Item 2. Properties - Mining Claim Properties." Based upon G&M projected operating results and a review of the major G&M mining operation, Management believes the sale offered the best opportunity for the Company to maximize the return on its mining assets; however, there can be no assurance as to when the Company will liquidate the investment, or as to what value the Company will receive upon liquidation of the G&M Preferred Stock. Furthermore, based on preliminary unaudited financial information the Company has received, G&M will require additional debt/equity financing to increase its mining production to achieve planned production levels on its existing operating mine. There is no assurance G&M will receive the required additional debt/equity financing. If G&M is unable to sufficiently develop the property or if ore reserves prove to be inadequate, the Company's preferred stock could ultimately have minimal value.

The Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, process invoices, or engage in similar normal business activities.

     Based upon a recent assessment, including consultation with outside Management Information Systems Analysts, the Company has made a preliminary determination to upgrade or replace certain portions of its software so that the computer system will properly utilize dates beyond December 31, 1999. (The Company is currently upgrading or replacing the identified software.) The Company believes that with upgrades of existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operation of the Company.


     The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Expenditures in fiscal 1999 for the year 2000 project were nominal and management expects that completion of the project may result in additional expenditures; however, the amount should not be material.

     In view of the foregoing, there is reasonable assurance that the Year 2000 Issues will not have a material adverse effect upon the Company. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company does not have a formal contingency plan to resolve this issue. However, due to the Company's diverse customer base, management anticipates the problems should be limited in scope.

Product and Environmental Contingencies

     The Company is not aware of any material product or environmental liabilities. Also refer to the environmental disclosure section of the mining properties segment under Item 2.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements.


                   INDEX TO FINANCIAL STATEMENTS



                                                                PAGE

Independent Auditors' Reports....................................F-2

Consolidated Balance Sheets - For the Year Ended
 June 30, 1999 and 1998..........................................F-3

Consolidated Statements of Operations - For the Years Ended
 June 30, 1999 and 1998 .........................................F-5

Consolidated Statement of Changes in Shareholders' Equity -
 For the Years Ended June 30, 1998 and 1999  ....................F-7

Consolidated Statements of Cash Flows - For the Years Ended
 June 30, 1999 and 1998 .........................................F-8

Notes to Consolidated Financial Statements......................F-10



































                                F-1




                    INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Alanco Environmental Resources Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Alanco Environmental Resources Corporation and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Environmental Resources Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
August 19, 1999

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                    For the Year ended June 30
                                                                      1999             1998
                                                                   ------------    ----------------

                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $   661,700     $     1,116,900
  Accounts receivable - trade, net of allowance for doubtful           714,100           1,192,500
    accounts of $29,400 and $18,500, respectively
  Notes receivable                                                     178,700             349,200
  Inventories                                                        2,069,700             540,400
  Prepaid expenses and other current assets                             68,800              64,600
  Cost and estimated earnings in excess of billings on                   -                 105,000
    uncompleted contracts                                          ------------    ----------------
       Total current assets                                          3,693,000           3,368,600

PROPERTY, PLANT AND EQUIPMENT, net                                   1,696,900           3,380,100

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of $170,800       199,600             223,400
    and $138,900, respectively
  Other assets                                                         123,500             243,300
  Net assets of discontinued operations held for sale                2,443,000           2,443,000
                                                                   ------------    ----------------
TOTAL ASSETS                                                       $ 8,156,000     $     9,658,400
                                                                   ============    ================






See accompanying notes to these consolidated financial statements.
                                F-3

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   For the Year Ended June 30
                                                                      1999             1998
                                                                   ------------    ------------
CURRENT LIABILITIES:
  Capital lease obligations                                         $  320,500     $ 1,042,300
  Notes payable, current portion                                        96,000         264,400
  Accounts payable                                                      93,500         236,200
  Accrued expenses                                                     299,000         364,600
  Billings in excess of costs and estimated earnings on                173,400         173,200
    uncompleted contracts                                          ------------    ------------
       Total current liabilities                                       982,400       2,080,700

CAPITAL LEASE OBLIGATIONS, LONG-TERM                                     1,400         410,700

NOTES PAYABLE, LONG-TERM                                                 8,000           -

COMMITMENTS AND CONTINGENCIES, (Notes 2 and 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 20,000,000 shares authorized;           -               -
    none issued
  Common stock, no par value; 100,000,000 shares authorized,        53,790,200      53,742,000
    5,119,700 and 5,050,700 shares issued, respectively
  Treasury stock, at cost; 157,200 shares in 1999                     (172,300)          -
  Accumulated deficit                                              (46,453,700)    (46,575,000)
                                                                   ------------    ------------
       Total shareholders' equity                                    7,164,200       7,167,000
                                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $8,156,000      $9,658,400
                                                                   ============    ============



See accompanying notes to these consolidated financial statements.
                                F-4

ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              FOR THE YEARS ENDED
                                                                   JUNE 30,
                                                            1999          1998
                                                        -------------  -------------

NET SALES                                                 $7,084,400    $10,975,900

OPERATING EXPENSES:
  Direct service and cost of goods sold                    3,763,900      5,099,400
  Selling, general and administrative                      2,741,600      4,052,400
  Depreciation and amortization                              459,800      1,147,100
                                                        -------------  -------------
       Operating expenses before impairment                6,965,300     10,298,900
  Other expenses:
    Impairment of intangibles                                  -          3,657,800
    Impairment of equipment and other                          -          1,600,000
                                                        -------------  -------------
       Total impairment expenses                               -          5,257,800
                                                        -------------  -------------

       Total operating expenses                            6,965,300     15,556,700
                                                        -------------  -------------

INCOME (LOSS) FROM OPERATIONS                                119,100     (4,580,800)

OTHER INCOME (EXPENSE)
  Interest income                                             57,800         35,600
  Interest expense                                          (157,700)      (294,300)
  Other, net                                                 102,100        (15,500)
                                                        -------------  -------------

       Total other income (expense)                            2,200       (274,200)
                                                        -------------  -------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                 121,300     (4,855,000)
                                                        -------------  -------------

DISCONTINUED OPERATIONS -
  Loss on planned disposal of mining properties                -         (1,800,000)
                                                        -------------  -------------

NET INCOME (LOSS)                                         $  121,300    $(6,655,000)
                                                        =============  =============



See accompanying notes to these consolidated financial statements.
                                F-5


ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)


                                                              FOR THE YEARS ENDED
                                                                   JUNE 30,
                                                            1999          1998
                                                        -------------  ------------
NET INCOME (LOSS) PER SHARE - BASIC:

  Income (Loss) from continuing operations                       .02          (.96)
  Income (Loss) from discontinued operations                  -               (.36)
                                                        -------------  ------------

       Net income (loss) per basic common share           $      .02    $    (1.32)
                                                        =============  ============

NET INCOME (LOSS) PER SHARE - DILUTED:
  Income (loss) from continuing operations                $      .02    $     (.96)
  Income (loss) from discontinued operations                    -             (.36)
                                                        -------------  ------------

       Net income (loss) per diluted common share         $      .02    $    (1.32)
                                                        =============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC         5,016,085      5,050,683
                                                        =============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED       5,575,895      5,050,683
                                                        =============  ============




See accompanying notes to these consolidated financial statements.
                                F-6


ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1998 AND  1999


                                     COMMON STOCK                 TREASURY STOCK                ACCUMULATED
                                     SHARES        AMOUNT         SHARES          AMOUNT        DEFICIT            TOTAL
                                 ----------- -------------      ----------   ------------  ---------------    --------------

BALANCES, July 1, 1997            5,050,700   $53,742,000           -        $     -       $  (39,920,000)    $  13,822,000

  Net loss                            -             -               -              -           (6,655,000)       (6,655,000)
                                 ----------- -------------      ----------   ------------  ---------------    --------------

BALANCES, June 30, 1998           5,050,700    53,742,000           -              -          (46,575,000)        7,167,000

  Stock issued for services          39,000        28,200           -              -                 -               28,200
  Exercise of options                30,000        20,000           -              -                -                20,000
  Purchase of treasury stock          -             -             157,200       (172,300)            -             (172,300)
  Net income                          -             -               -              -              121,300           121,300
                                 ----------- -------------      ----------   ------------  ---------------    --------------

BALANCES, June 30, 1999           5,119,700   $53,790,200         157,200    $  (172,300)  $  (46,453,700)    $   7,164,200
                                 =========== =============      ==========   ============  ===============    ==============



See accompanying notes to these consolidated financial statements.
                                F-7


ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED JUNE 30,
                                                                  1999           1998
                                                            -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing operations               $    121,300   $(4,855,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                               459,900     1,147,100
     Loss on disposition of assets                                 -            42,500
     Gain on loan conversion                                     (27,800)        -
     Impairment of intangibles                                     -         3,657,800
     Impairment of equipment and other                             -         1,600,000
     Stock issued for services rendered and expenses              28,200         -
     Bad debt                                                     10,900       376,300
 Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                                         467,500       (23,200)
     Inventories (excluding non-cash transfers)                 (183,300)      (12,900)
     Prepaid expenses                                             (4,200)      208,600
     Costs in excess of billings                                 105,000      (105,100)
     Other assets                                                108,100       (26,700)
  Increase (decrease) in:
     Accounts payable and accrued expenses                      (208,300)     (382,100)
     Billings in excess of costs                                     200       173,300
                                                            -------------  ------------

  Net cash provided by continuing operating activities           877,500     1,800,600

 Loss from discontinued operations                                 -        (1,800,000)
 Write-off of mining properties                                    -         1,800,000
 Increase in other net assets                                      -           227,300
                                                            -------------  ------------
  Net cash used in discontinued operations                         -           227,300
                                                            -------------  ------------

  Net cash provided by operating activities                      877,500     1,573,300
                                                            -------------  ------------



See accompanying notes to these consolidated financial statements.
                                F-8


ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED JUNE 30,
                                                                  1999           1998
                                                            -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of notes receivable                                  170,500        84,900
 Purchase of property, plant and equipment                       (86,500)     (124,500)
 Proceeds from disposition of assets                               7,400         -
 Purchase of intangible assets                                    (8,100)      (60,800)
                                                            -------------  ------------

  Net cash provided by (used in) investing activities             83,300      (100,400)
                                                            -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from borrowings                                           -          150,000
 Repayments on borrowings                                       (288,400)     (118,000)
 Repayments on capital lease obligations                        (975,300)     (914,900)
 Proceeds from the sale of stock                                  20,000         -
 Purchase of treasury stock                                     (172,300)        -
                                                            -------------  ------------

  Net cash used in financing activities                       (1,416,000)     (882,900)
                                                            -------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (455,200)      590,000

CASH AND CASH EQUIVALENTS, beginning of year                   1,116,900       526,900
                                                            -------------  ------------

CASH AND CASH EQUIVALENTS, end of year                      $    661,700   $ 1,116,900
                                                            =============  ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid for interest                                     $    156,800   $   294,300
                                                            =============  ============

 Equipment acquired with capital leases                     $      -       $   573,600
                                                            =============  ============

 Fryer machines transferred from equipment to inventory,    $  1,346,000   $     -
                                                            =============  ============

 Capital lease refinanced to note payable                   $    128,000   $     -
                                                            =============  ============


See accompanying notes to these consolidated financial statements.
                                F-9


    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations - Alanco Environmental Resources Corporation was incorporated in Arizona in 1969.



    Alanco Environmental Resources Corporation and subsidiaries (the "Company") includes the following segments:

    (i)     Manufacturing of pollution control products.

    (ii) Food marketing and distribution. In 1999, the Company changed operations to restaurant equipment.

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

    Inventories - Inventories consist of purchased materials and parts, work-in-process, and finished goods. Inventories are stated at the lower of cost or market, as calculated using the average-cost method. Inventories consisted of the following at June 30:

                                                1999           1998
                                            -------------  -------------
     Raw materials and purchased parts      $    380,800   $    289,420
     Work-in-process                             243,100         24,835
     Finished goods                              144,100        226,116
     Fryer equipment                           1,301,700          -
                                            -------------  -------------

                                            $  2,069,700   $    540,371
                                            =============  =============


    During fiscal 1999, in conjunction with the change of operations in the food marketing and distribution division, the Company transferred all fryer equipment associated with the division to inventories. The amount transferred totaled $1,345,300, net of $1,098,000 of accumulated depreciation. This inventory is stated at the lower of cost or market.



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

    Intangible Assets - Intangibles consist of patents and the excess of purchase price over fair value of net assets acquired (goodwill) in connection with the acquisition of its wholly-owned subsidiaries. During fiscal 1998, the remaining excess of purchase price over fair value of net assets acquired associated with the Company's prior purchase of a wholesale equipment supplier was written-off as a result of the Company's impairment analysis. All remaining intangibles relate to patents and are being amortized over 17 years.

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

    The Company makes significant assumptions concerning the realizability of its deferred tax assets, investment in mining properties, and in fryer equipment associated with its food marketing and distribution operation. Due to the uncertainties inherent in the estimation process and the significance of these costs, it is at least reasonably possible that its estimates in connection with these items could be further materially revised within the next year.





    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Impairment of Intangible and Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. During fiscal 1998, approximately $7,058,000 of intangible and other long-lived assets were written-off due to impairment in continuing and discontinued operations.

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

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

    Foreign Currency Translation - The Company has one foreign entity whose functional currency is the U.S. dollar and translates monetary assets and liabilities at year-end exchange rates and non-monetary items are translated at historical rates. Income and expense amounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign currency gains (losses) for the years ended June 30, 1999 and 1998 were immaterial.

    Income (Loss) Per Share - The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into

    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    common stock. In fiscal 1999, diluted common and common equivalent shares outstanding includes 1,127,033 common equivalent shares consisting of stock options and warrants, determined using the treasury stock method. Basic and diluted EPS were the same for fiscal 1998 as the Company had losses from operations and therefore, the effect of all potential common stocks was antidilutive.

    Stock-Based Compensation - As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board
    (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.


































    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

    During the year ended June 30, 1999 and 1998, the Company did business with one customer in the food equipment sales segment whose sales comprised 18% and 45% of consolidated sales. This customer also accounted for approximately 17% and 37% of consolidated accounts receivable for fiscal 1999 and 1998, respectively. During 1998, this customer ceased its relationship with the Company and returned or purchased the Company's equipment it was utilizing in its operations. The Company is currently selling the returned equipment.

    Segment Information - In 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. The Company has identified the following reportable segments: pollution control products, equipment sales/food distribution, and mining.

    Reclassification - Certain reclassifications have been made to conform fiscal 1998 financials to the presentation in fiscal 1999. The reclassifications had no effect on net income.


2.  LIQUIDITY:

    During fiscal 1999, the Company's food and marketing distribution segment lost a major customer which accounted for 18% and 45% of revenues for fiscal 1999 and 1998 respectively. Although the Company experienced net income in the current year and positive cash flows from operating activities in the past two years, it has incurred significant losses in prior years. Management is negotiating a line-of-credit for cash flow purposes and expand operations of its pollution control manufacturing division to continue to provide positive cash flow from operations.

    Although management cannot assure that future operations will be profitable nor that additional debt and/or equity capital will be raised, it believes that its capital resources will be adequate to maintain and realize its business strategy. Should, however, the Company incur future losses or


    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    additional working capital is not obtained through either long-term debt or equity capital, it could adversely affect future operations.


3.  DISCONTINUED OPERATIONS:

    During fiscal 1998, management of the Company determined that they would actively pursue the sale of their mining properties and discontinued all related operations. As such, these properties have been classified as assets held for sale and related impairment associated with such properties is included in discontinued operations.

    The Company has retained an independent geologist (Geologist) to appraise the mineral properties. A majority of the mining properties are undeveloped claims and generally do not have a readily demonstrated market value. These properties lack sufficient exploration of an ore body to determine the recoverability of the amount and grade of the potential ore body. As a result, the Company has fully impaired these properties. Certain other properties, however, had past mining activity which gave evidence of an ore grade and recoverability. The Geologist performed a net present value analysis of the ore grade and recoverability of these properties. The net present value analysis resulted in a value exceeding the historical cost for these mining properties; however, in accordance with SFAS No. 121, the Company has evaluated the mineral properties for impairment. The Company's evaluation of these assets is based on the estimated proceeds expected to result from their eventual disposition. During fiscal 1998, based on the Company's analysis of the properties, $1,800,000 of the properties carrying value were reduced to estimated market value. See note 11.



















    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  NOTES RECEIVABLE:

    Notes receivable at June 30 are current and consisted of the following:
                                                 1999           1998
                                            -------------   ------------

    Note receivable, quarterly interest
    payments at prime plus 2%, principal     $   771,600    $   771,600
    was due June 26, 1997(1)

    Notes receivable, 9.5% annum with
    $1,892 monthly payments of principal           -            223,600
    and interest, secured by first lien on
    the subject property(2)

    Notes receivable - other.                     78,200         29,600
                                            -------------   ------------
                                                 849,800      1,024,800

    Less allowance for uncollectible            (671,100)      (675,600)
                                            -------------   ------------
    accounts

                                             $   178,700    $   349,200
                                            =============   ============

    _______________________
    (1)As part of the Company's acquisition of its 70% interest in a related entity (PPM) common stock, the Company agreed to indemnify certain unrelated third parties against losses on their continuing guarantees on leased facilities and equipment. As a result of these guarantees, the Company had loaned PMM $771,581 plus accrued interest. PMM's accounts receivable are collateral for this loan. The Company's former President and CEO was the former CEO of PMM, and PMM's current President and CEO is a former officer and director of the Company. As of June 30, 1998, this note was in default. During fiscal 1998, the Company determined PMM transferred all its assets to a creditor and PMM was subsequently sold. The Company filed a lawsuit naming PMM for fraudulent conveyance of assets. The Company has reached a tentative agreement with the entity, who purchased PMM's assets for repayment for $200,000 of the original $771,581 loan.

    (2)The Company sold a warehouse, accounted for as an asset held for sale in 1996, for $250,000 with a down payment of $25,000 and a note receivable of $225,000. The note was paid in full during fiscal 1999.













    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  PROPERTY AND EQUIPMENT:

    At June 30, property plant and equipment consists of the following:

                                                  1999             1998
                                            --------------   --------------

        Land                                $      60,200    $      60,200
        Buildings                               1,373,600        1,366,700
        Machinery and equipment                 1,106,500        3,522,800
        Furniture and office equipment            477,900          478,700
                                            --------------   --------------
                                                3,018,200        5,428,400
        Less accumulated depreciation          (1,321,300)      (2,048,300)
                                            --------------   --------------

                                            $   1,696,900    $   3,380,100
                                            ==============   ==============


    Related depreciation expense for the years ended June 30, 1999 and 1998, was $416,300 and $824,500, respectively.

    In fiscal 1999, the Company transferred all fryer equipment totaling $1,345,300, net of $1,098,000 in accumulated depreciation to inventory .


6.  UNCOMPLETED CONTRACTS:

    The following applies to contracts in progress as of June 30, 1999:

        Costs incurred on uncompleted                $       780,200
        contracts
        Estimated earnings                                   610,100
                                                     ----------------
                                                           1,390,300
        Billings to date                                  (1,563,700)
                                                     ----------------

            Billings in excess of costs
                and estimated earnings on            $      (173,400)
                uncompleted contracts                ================




7.  NOTES PAYABLE:

    The Company had two $150,000, 12% per annum notes payable to a financial corporation. The notes were payable in 30 monthly installments of $5,813 each. The notes were collateralized by certain inventory. As of June 30, 1998, the outstanding balance due was $114,400 and was paid in full in fiscal 1999. The Company also had a $300,000 line-of-credit at a 10.25% interest rate with the same financial corporation collateralized by inventory and equipment. The balance at June 30, 1998 was $150,000 and was repaid during fiscal 1999.

    In April 1998, the Company obtained a 90-day $300,000 line-of-credit with a director and shareholder of the Company. The Company was advanced $100,000

    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    and repaid the balance prior to June 30, 1998. As consideration for the line-of-credit, the director was paid interest at 3% of the highest principal balance for every month the principal was outstanding and the shareholder received warrants to purchase 60,715 shares of common stock. These warrants expire in five years and are exercisable at $2.80 per share.
     The fair value approximated the exercise price of the warrants on the date of grant.

    During fiscal 1999, the Company converted four capital leases with a $12,000 cash payment to a note payable of $128,000 and recognized a gain of $27,800. The note is payable in monthly installments of $8,000 with a 0% interest rate and matures July 2000. As of June 30, 1999, the balance due was $104,000, with $8,000 classified as long-term.


8.  COMMITMENTS AND CONTINGENCIES:

    The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire through 2001. The Company also leases certain equipment under non-cancelable capital lease arrangements. Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more at June 30, 1999 are as follow:


        Year                                Operating    Capital
        Ending                               Leases       Leases
        June 30
        -----------                         ----------  -----------


        2000                                $  90,000   $  352,300
        2001                                    3,700        7,500
                                            ----------  -----------

                                            $  93,700      359,800
                                            ==========

        Less amount representing interest                  (22,600)

        Less executory costs (taxes)                       (15,300)
                                                        -----------

                                                           321,900



        Less current portion                              (320,500)
                                                        -----------

            Long-term portion                           $   1,400
                                                        ===========

    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    At June 30, leased capital assets included the following:
                                                1999          1998
                                            -----------  ------------

     Inventory, net                         $  321,900    $    -
                                            ===========  ============

     Machinery and equipment                $    -        $1,333,450
     Furniture and equipment                     -            18,260
                                            -----------  ------------
                                                 -         1,351,710
     Less accumulated amortization               -          (661,071)
                                            -----------  ------------

         Total                              $    -        $  690,639
                                            ===========  ============


9.  REDEEMABLE PREFERRED STOCK:

    The Company is authorized to issue 20,000,000 shares of Class A convertible and redeemable preferred stock (Preferred Stock). These shares may be issued in such series and preferences as determined by the Board of Directors.

10. SHAREHOLDERS' EQUITY:

    Common Shares - In May 1998, the Company's shareholders approved a 1 for 7 reverse stock split. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect this reverse split for all periods presented. In November 1998, the Company's shareholders approved authorizing the Company's Board of Directors to effect up to a 1 for 3 reverse stock split at a future date through October 1999.

    Warrants - During fiscal 1998, the Company reissued 60,715 warrants to a director for consideration of a $300,000 line-of-credit (see Note 7).
    These warrants expire in five years and are exercisable at $2.80 per share.

    During 1996, the Company had a private placement offering for its common stock. In accordance with the private placement, the Company had outstanding warrants as of June 30, 1998 to purchase 168,456 shares of common stock at $21 per share. All of these warrants expired December 1998.

    Stock Options - In 1995, the Company adopted an Incentive Stock Option Plan that authorizes the issuance of up to 142,858 shares of common stock. Pursuant to the plan, the Company may only grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).


    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). Each option must be granted within five years from the effective date of the Plan. The term of the options may not exceed five years. As of June 30, 1999, the Company has granted all available options under the plan, of which all have vested, 48,785 have been exercised, and the balance has been canceled. Options outstanding for this plan at June 30, 1999 have exercise prices that range from $.50 to $13.23.

    During fiscal 1999, the Company adopted another Incentive Stock Option Plan that authorizes the issuance of up to 750,000 shares of common stock. Pursuant to the plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under
    Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the common stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 1999, the Company has granted options under the plan to purchase
    140,000 shares, of which 70,000 have been canceled, 5,000 have been exercised, and 11,250 have been vested. Options outstanding for this Plan at June 30, 1999 have exercise prices that range from $.50 to $1.00.

    In 1996, the Company adopted a Director and Officer Stock Option Plan (1996 D&O Plan). Only executive officers and directors of the Company shall be eligible to be granted options under this plan. An aggregate of 107,143 shares of common stock are reserved for issuance under this plan. The exercise price of the options will be 60% of the NASDAQ closing bid price per share on the date of grant or such other price the Board of Directors may determine. Each option must be granted within five years from the effective date of the plan and the term may not exceed five years. No one officer or director shall have more than 21,429 options granted under this plan. As of June 30, 1999, the Company had granted options under the 1996 D&O Plan to purchase 106,070 shares of which all options are vested. Exercise prices for the directors and officers options outstanding at June 30, 1999 range from $1.00 to $6.30.

    In 1998, the Company adopted another Director and Officer Stock Option Plan which authorizes the issuance of up to 750,000 shares of common stock.
    Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. All shares vest one year from the date of grant. Pursuant to the Plan, the Company will grant to

    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    newly appointed non-employee directors an option to purchase 20,000 shares of common stock at fair market value, and 10,000 shares at each subsequent anniversary. As of June 30, 1999, the Company has granted options under the Plan to purchase 650,000 shares, of which all have vested and none have been exercised. Options outstanding for this Plan at June 30, 1999 have exercise prices that range from $.50 to $1.00.

    The Company also has granted options to officers outside of any plan at the
    time of their employment.   As of June 30, 1999, the Company has granted
    options to two new officers to purchase 1,152,858 shares of which 1,060,000 have vested and 42,858 options have expired. Exercise prices for these options outstanding at June 30, 1999 range from $.43 to $4.69.

    The following is a table of activity of all options:

                                                                 Weighted
                                                                  Average
                                                   Number of     Exercise
                                                    Shares         Price
                                                   ------------  -----------


    OPTIONS OUTSTANDING, June 30, 1997                 111,430   $     9.07


        Granted                                         50,004         5.34
        Canceled                                       (30,354)       11.62
                                                   ------------  -----------

    OPTIONS OUTSTANDING, June 30, 1998                 131,080         7.01

        Granted                                      1,355,000          .44
        Granted                                        715,000          .84
        Exercised                                      (30,000)         .67
        Canceled                                      (147,505)        4.29
                                                   ------------  -----------

    OPTIONS OUTSTANDING, June 30, 1999               2,023,575       $  .73
                                                   ============  ===========




    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    For all options granted during 1999 and 1998, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average of their fair market price was $.50. The weighted average remaining contractual life for all options and warrants as of June 30, 1999 was approximately 9 years. At June 30, 1999, options for 1,919,825 shares were exercisable and options for the remaining shares become exercisable within the next year. If not previously exercised, options outstanding at June 30, 1999 will expire as follows:

                                                           Weighted
                                                           Average
                                         Number of         Exercise
        Year                               Shares          Price
       ------                            -----------      ----------
        2001                                  3,572         $13.23
        2002                                 14,286           6.30
        2003                                 35,717           3.66
        2004                                 60,000            .50
        2004                                 95,000           1.00
        2009                              1,210,000            .44
        2009                                605,000            .81
                                         -----------
                                          2,023,575
                                         ===========


    Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                           Year Ended June 30,
                                            1999           1998
                                       -------------  --------------
       Net income (loss) applicable to
       common stockholders:
          As reported                  $    121,300    $ (6,655,042)
          Pro forma                    $  (908,300)    $ (6,820,859)
       Net income (loss) per common
       share - basic
          As reported                  $        .02    $       (1.3)
          Pro forma                    $      (.18)    $       (1.4)
       Net income (loss) per common
       share - diluted
          As reported                  $        .02    $       (1.3)
          Pro forma                    $      (.18)    $       (1.4)



    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   The fair value of each employee option granted in 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 Year Ended June 30,
                                                1999          1998
                                              --------      --------
      Expected volatility                       108%          104%
      Risk-free interest rate                   4.9%          6.1%
      Expected dividends                          -             -
      Expected terms (in years)                  7.8           5.0


11. INCOME TAXES:

    The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the year ended June 30:

                                                    1999          1998
                                                 ---------    ----------
              Statutory rate                       34.0%        (34.0%)
              State income taxes, net of            3.3%         (3.3%)
                Federal income tax benefit
              Increase (reduction) in
                valuation allowance related
                to of net operating loss          (37.3%)        37.3%
                carryforwards and change in
                temporary differences
                                                 ---------    ----------

                                                    0%            0%
                                                 =========    ==========

    The components of the net deferred tax asset recognized as of June 30 are as follows:

                                                1999             1998
                                          ---------------   --------------
           Long-term deferred tax assets
           (liabilities):
             Net operating loss            $   7,968,000    $   7,676,000
             carryforwards
             Goodwill                          1,364,000        1,364,000
             Mining properties                 1,702,000        2,613,000
             Equipment and other                 (57,000)         581,000
             Other                                21,000          374,000
             Valuation allowance             (10,998,000)     (12,608,000)
                                          ---------------   --------------

                  Net long-term deferred   $       -        $       -
                  tax asset
                                          ===============   ==============


    The valuation allowance was decreased by $1,610,000 for the year ended June 30, 1999.

    ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




    At June 30, 1999, the Company had net operating loss carryforwards for Federal tax purposes of approximately $21,363,000 The loss carryforwards, unless utilized, will expire from 2000 through 2012.


12. SUBSEQUENT EVENTS

    Subsequent to June 30, 1999, the Company sold its principal mining asset to an entity in exchange for $4.5 million of 10% Cumulative, Convertible Preferred Stock. Based upon the projected operating results and a review of the entity's major mining operation, management believes the sale offered the best opportunity for the Company to maximize the return on its mining assets; however, there can be no assurance as to when then Company will liquidate the investment, or as to what value the Company will receive upon liquidation of the entity's stock. Furthermore, based on preliminary unaudited financial information the Company has received, the entity will require additional debt/equity financing to increase its mining production to achieve planned production levels on its existing operating mine. There is no assurance the entity will receive the required additional debt/equity financing. If the entity is unable to sufficiently develop the property or if ore reserves prove to be inadequate, the Company's preferred stock could ultimately have minimal value.

13. SEGMENT INFORMATION:

    The Company operates primarily in three industry segments: pollution control products, equipment sellers, and mining. The accounting policies of the segments are the same as those described in the summary of significant policies.

































ALANCO ENVIRONMENTAL RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   POLLUTION
                                    CONTROL           FOOD
                                    PRODUCTS      DISTRIBUTION      MINING       CORPORATE        CONSOLIDATED
                                   -------------  --------------  -------------  --------------   -------------
1999

Revenues from external customers   $  5,291,800   $   1,773,700   $      -       $      18,900    $  7,084,400
Interest income                    $     30,400   $      12,000   $      -       $      15,400    $     57,800
Interest expense                   $      -       $     156,800   $      -       $         900    $    157,700
Depreciation and amortization      $    235,100   $     176,200   $      -       $      48,600    $    459,900
Segment profit (loss)              $    342,300   $     583,800   $    (77,000)  $    (727,800    $    121,300
Segment assets                     $  3,397,200   $   1,617,600   $  2,443,000   $     698,200    $  8,156,000



1998

Revenues from external customers   $ 5,585,900     $  5,390,000    $      -        $      -        $ 10,975,900
Interest income                    $    30,500     $        500    $      -        $      4,600    $     35,600
Interest expense                   $     1,500     $    292,800    $      -        $      -        $    294,300
Depreciation and amortization      $   234,700     $    554,400    $      -        $    358,000    $  1,147,100
Segment profit (loss)              $   438,600     $  3,534,100    $ (1,868,900)   $ (1,690,600)   $  6,655,000
Segment assets                     $ 3,962,900     $  2,622,900    $  2,443,000    $    629,600    $  9,658,400


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 1999.


PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Exhibits

     (10)       Contract for Sale of principal mining property to
                    Gold & Mineral, Inc.
     (21)       Subsidiaries of the Registrant
     (27)       Financial Data Schedule


B.   Schedules                      NONE


C.   Reports on Form 8-K          NONE

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

                                                   Alanco Environmental
                                                   Resources Corporation

DATE: September 28 , 1999                          /s/Robert R. Kauffman
                                                   ------------------------
                                                   Robert R. Kauffman, CEO,
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME                           TITLE                      DATE

/s/Robert R. Kauffman              Director              September 28, 1999
- ------------------------
Robert R. Kauffman

/s/James T. Hecker                 Director              September 28, 1999
- ------------------------
James T. Hecker

/s/Harold S. Carpenter             Director              September 28, 1999
- ------------------------
Harold S. Carpenter

/s/Thomas C. LaVoy                 Director              September 28, 1999
- ------------------------
Thomas C. LaVoy

/s/Steven P. Oman                  Director              September 28, 1999
- ------------------------
Steven P. Oman

/s/John A. Carlson          Chief Financial Officer      September 28, 1999
- ------------------------
John A. Carlson