Form 10QSB
period 1999-09-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 1999-11-15
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                     The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . .September 30, 1999
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347

                            ALANCO TECHNOLOGIES, INC.
                            -------------------------
      (Formerly reporting as Alanco Environmental Resources Corporation)
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

                           YES   XX     NO
                               ------      -----

As of November 12, 1999 there were 5,356,236 shares of common stock outstanding.

Forward-Looking Statements: Some of the statements in this Form 10-QSB Quarterly Report, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "estimate," "will likely," "are expected to," "will continue," "project," "trends" and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,
(i) general economic and business conditions; (ii) changes in industries in which the Company does business; (iii) the loss of market share and increased competition in certain markets; (iv) governmental regulation including environmental laws; and (v) other factors over which the Company has little or no control.



                       ALANCO TECHNOLOGIES, INC.
                                 INDEX


                                                        Page Number
PART I.FINANCIAL INFORMATION

     Item 1.Financial Statements
                Consolidated Balance Sheets
                September 30, 1999 and June 30, 1999 . . . . . 3
            Consolidated Statements of Operations
                For the three months ended September 30,
                1999 and 1998  . . . . . . . . . . . . . . . . 4
            Consolidated Statements of Cash Flows
                For the three months ended September 30,
                1999 and 1998  . . . . . . . . . . . . . . . . 5
            Notes to Consolidated Financial Statements . . . . 6
                 Note A - Basis of Presentation
                 Note B - Inventories
                 Note C - Sale of C.O.D. Mine
                 Note D - Segment Information
                 Note E - Year 2000 Issues
                 Note F - Subsequent Events
                          Acquisition of Arraid, Inc.
     Item 2.Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations. . . . . . . . . . . . . . . . . . 8


PART II.OTHER INFORMATION

     Item 1.Legal Proceedings  . . . . . . . . . . . . . . . . 9

     Item 4.Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . 9

     Item 6.Exhibits . . . . . . . . . . . . . . . . . . . . . 9

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . .10











                                     2

                ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1999 AND JUNE 30, 1999


ASSETS                                           Sept 30, 1999   June 30, 1999
                                                 -----------------------------
Current Assets:
   Cash and cash equivalents                     $    953,859   $    661,696
   Accounts receivable, net                           708,376        714,107
   Notes receivable, net                              187,447        178,692
   Inventories                                      2,009,258      2,069,707
   Prepaid expenses and other current assets           42,895         68,805
                                                 ------------    -----------
         Total current assets                       3,901,835      3,693,007

Property, plant and equipment, net                  1,643,906      1,696,949
Intangible assets                                     201,113        199,579
Other assets                                          108,561        123,517
Net assets of discontinued operations held for sale     --         2,443,000
Investments at cost (See Note C)                    2,465,674           --
                                                 ------------   ------------
         Total assets                            $  8,321,089   $  8,156,052

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Capital lease & notes payable, current portion $   269,991    $   416,461
   Accounts payable and accrued expenses             557,111        392,610
   Billings in excess of costs and est earnings      142,153        173,395
                                                 -----------    -----------
         Total current liabilities                   969,255        982,466
Capital lease and notes payable, long-term              --            9,394

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized;5,342,486 shares issued and
      outstanding                                 54,097,719     53,790,219
   Treasury stock, at cost;157,214 shares in 1999   (172,323)      (172,323)
   Accumulated deficit                            46,573,562)   (46,453,704)
                                                ------------- -------------
         Total shareholders' equity                7,351,834      7,164,192
                                                ------------- -------------
         Total liabilities & shareholders'
         equity                                 $  8,321,089  $   8,156,052
                                                ============  =============






The accompanying notes are an integral part of these financial statements.

                                   3




                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 1998

                                                     September 30
                                             ---------------------------
                                                     1999           1998
                                             ---------------------------
Net sales                                   $   1,682,342  $   2,325,600
                                            -------------  -------------

Operating expenses:
   Direct service and cost of goods sold        1,081,242      1,101,536
   Selling, general and administrative            638,165        880,662
   Depreciation and amortization                   70,818        154,956
                                             ------------   -----------
       Total operating expenses                 1,790,225      2,137,154

      Income (Loss) from operations              (107,883)       188,446

Gain(loss) from disposal of assets                 (5,749)         7,588

Interest expense net of interest income            (6,227)       (44,669)
                                             -------------  ------------

Net income (loss)                            $   (119,859)  $    151,365
                                             =============  ============


Net income (loss) per common share           $      (0.02)  $      0.03
                                             =============  ============

Weighted average common shares outstanding
      (net of treasury stock)
      Basic                                     5,049,225      5,050,683
      Diluted                                   5,049,225      5,149,576












The accompanying notes are an integral part of these financial statements.

                                 4

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended September 30, 1999 and 1998

                                                                September 30
                                                          ----------------------
                                                          1999              1998
                                                          ----------------------
Cash flows from operating activities:
  Net income(loss)from continuing operations            $ (119,859) $   151,365
  Adjustments to reconcile net income(loss) to net cash
      provided by operating activities:
         Depreciation and amortization                      54,305      154,955
  (Increase) decrease in:
         Accounts receivable                                 5,731     (215,604)
         Cost & est earnings in excess of billing              --       105,070
         Inventory                                          60,449       10,002
         Prepaid expenses and other current assets          25,910      (71,898)
         Other assets                                       14,956       16,744
  Increase (decrease) in:
         Accounts payable and accrued expenses             164,501      112,526
         Billings in excess of costs and est earnings      (31,242)     136,250
                                                         ----------  ----------

  Net cash provided by (used in) continuing operation      174,751      399,410

Cash flows from investing activities:
  Purchase of property, plant and equipment                 (2,795)      (8,997)
  Other                                                    (31,249)      (6,126)
                                                         ----------   ----------

  Net cash provided by investing activities                (34,224)     (15,123)

Cash flows from financing activities:
  Payments on obligations, net                            (155,864)    (440,928)
  Exercise of stock options                                307,500          --
                                                         ----------   ----------

  Net cash provided by (used in) financing activities      151,636     (440,928)

Net increase (decrease) in cash                            292,163      (56,641)
                                                        ----------    ----------

Cash and cash equivalents, beginning of period             661,696    1,116,216
                                                       -----------   -----------

Cash and cash equivalents, end of period              $    953,859  $ 1,060,216
                                                      ============  ============

Supplemental disclosure of non-cash operating,
  investing activities:
  Exchange of principal mining property for
  Gold and Minerals, Inc. Convertible, Preferred
  Stock.  (See Note C.)                              $   2,465,674          --

The accompanying notes are an integral part of these financial statements.
                                      5

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1999


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1999, Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of September 30, 1999, and for all periods presented. The results of operations for the three months ending September 30, 1999, are not necessarily indicative of the operating results to be expected for an entire year.

All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note B - Inventories

Inventories have been recorded at the lower of cost or market. The composition of inventories as of September 30, 1999, and June 30, 1999, is listed below:

                            September 30, 1999    June 30, 1999
                            -----------------------------------
    Finished goods                 $1,361,844       $1,445,800
    Work-in-process                   208,722          243,100
    Raw material                      438,692          380,800
                                   ----------       ----------
                                   $2,009,258       $2,069,700
                                   ==========       ==========
Note C - Sale of C.O.D. Mine

     During the quarter ended September 30, 1999, the Company sold its principal mining property, the C.O.D. Mine located near Kingman, Arizona, to Gold & Minerals, Inc.(G&M) for $4.5 million of G&M Series A, 10% Cumulative, Convertible Preferred Stock. Although management of the Company believes the value of the underlying convertible preferred stock equals or exceeds the carrying value of the mining property of approximately $2.5 million, the Company is deferring recognition of any potential gain until such time as there exists an active public market for G&M common stock. Furthermore, based on preliminary G&M unaudited financial information the Company has received, G&M will require additional debt/equity financing to increase its mining production to achieve planned production levels on its existing operating mine. There is no assurance G&M will receive the required additional debt/equity financing.

                                     6


  If G&M is unable to sufficiently develop the property or if ore reserves prove to be inadequate, the Company's preferred stock could ultimately have minimal value.

Note D - Segment Information
                                                           Operating
                                    Net Sales             Income(Loss)
For Quarter Ended September 30,  1999       1998         1999       1998
                                -------------------     -----------------
Pollution Control Products   $ 1,606,500 $1,392,700  $ 151,600    $ 96,200
Food/Machinery Distribution       75,800    932,900    (56,600)    274,000
Mining                              --        --       (14,400)    (15,900)
Corporate                           --        --      (149,500)   (202,900)
                             ----------------------  ---------------------
                             $1,682,300  $2,325,600  $ (68,900)  $ 151,400

Note E: Year 2000 Issues

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

    Based on a recent assessment, including consultation with outside Management Information Systems Analysts, the Company has made a determination to upgrade or replace certain portions of its software so that the computer systems will properly utilize dates beyond December 31, 1999. (The Company is currently upgrading or replacing the identified software.) The Company believes that with upgrades of existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operation of the Company.

     The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Expenditures in fiscal 1999 for the year 2000 project were nominal, and management expects that completion of the project may result in additional expenditures; however, the amount should not be material.

     In view of the foregoing, there is reasonable assurance that the Year 2000 issues will not have a material adverse effect upon the Company. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incomplete with the Company's systems, would not have a material adverse effect on the Company. The Company does not have a formal contingency plan to resolve this issue. However, due to the Company's diverse customer base, management anticipates the problems should be limited in scope.
                                 7
Note F - Subsequent Acquisition of Arraid, Inc.

     During October 1999, the Company announced the acquisition, effective October 1,1999, of Arraid, Inc. (Arraid), a provider of data storage solutions for mid-range and mainframe computer systems. Arraid, established in 1993, is located in Phoenix, Arizona.

      Alanco acquired Arraid in an all-stock transaction consisting of an initial payment of 800,000 shares of the Company's common stock, with additional share payment dependent upon Arraid achieving its business plan objectives for the year period beginning November 1, 1999.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.Liquidity and Capital Resources

     The Company's current assets at September 30, 1999 exceeded current liabilities by $2.9 million, or a current ratio of 4 to 1, compared to a current ratio of 3.8 to 1 at Fiscal Year End June 30, 1999. The increase in the current ratio resulted from an increase in cash on hand, primarily due to the exercise of stock options, and a reduction in current liabilities due to the pay-down of note payable under normal terms.
Cash provided from continuing operations was approximately $174,800 for the quarter compared to approximately $399,400 for the comparable quarter ended September 30, 1998.

     Net cash provided by financing activities was $151,600, compared to cash used in financing activities of $440,900, an increase of $592,500. The increase resulted from stock options exercised during the quarter and a reduction in payments for capital lease obligations.

Results of Operations - Three months ended 9/30/99 versus 9/30/98

     Consolidated revenue for the quarter ended September 30, 1999, was $1,682,300 compared to $2,325,600 for the comparable quarter of the previous year, a decreased revenue of $643,300, or 28%. The decreased revenues resulted from a $857,100 decrease in food service revenue primarily due to the termination of the Wal-Mart Contract. The pollution control segment increased revenue by $213,800.

     During fiscal year 1998, Wal-Mart, which accounted for approximately 45% of the Company's consolidated revenue, terminated its contract with the Fry Guy food service operations. Revenues for the quarter ended September 30, 1998 included significant Wal-Mart contract revenues, even though the contract had ended prior to the current quarter.

     The Company reported a net loss of $119,900, or $.02 per share for the current quarter, compared to a net profit of $151,600, or $.03 per share, for the comparable quarter in 1998. The net loss resulted from the decrease in revenues and gross margin associated with the loss of the Wal-Mart contract.

     Operating expenses decreased $346,900, or 16.2%, from the same time period last year. The decrease was primarily in selling, general and administrative expense, which decreased by $242,500, or 28%, and in depreciation and amortization expense which decreased by $84,100, or 54%.
                                    8
PART II.OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS - none

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of Alanco Environmental Resources Corporation was held on November 5, 1999. During the meeting, the previously elected members of the Board of Directors were re-elected (Proposal #1), with all directors receiving at least 4,106,347 votes, or 78% of shares outstanding as of the record date.

     The following additional proposals were voted upon with the indicated results:

     Proposal #2 Authorize the Board of Directors to declare,
                 only if necessary, a reverse split of up to
                 3 to 1.
                                    Shares
                                    ------
                 For               3,936,718
                 Against             186,387
                 Abstain              12,257

     Proposal #3 Approval of the Alanco 1999 Stock Option Plan
                                    Shares
                                    ------
                 For               1,102,708
                 Against             107,020
                 Abstain              11,978
                 Broker not voted  2,913,657

     Proposal #4 Approval of the Alanco 1999 Directors and Officers
                 Stock Option Plan.
                                    Shares
                                    ------
                 For               1,084,223
                 Against             122,376
                 Abstain              15,107
                 Broker not voted  2,913,657

     Proposal #5 Change Name to Alanco Technologies, Inc.
                                    Shares
                                    ------
                 For               4,108,660
                 Against              16,940
                 Abstain               9,763

Item 6.  EXHIBITS

     (A)  (27) Financial Data Schedule
     (B)   Reports on Form 8-K - none
     (C)   Reports on Form S-8 - none
     (D)  (10) Arraid, Inc. Acquisition Agreement and Plan of Reorganization
     (E)  (3.1) Articles of Amendment to Articles of Incorporation

                                     9





                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    ALANCO TECHNOLOGIES, INC
                                          (Registrant)



                                    /s/John A. Carlson
                                    --------------------
                                    John A. Carlson
                                    Chief Financial Officer


Date: November 15, 1999
































                                    10