Form 10QSB
period 1999-12-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 2000-02-15
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . December 31, 1999
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                           ALANCO TECHNOLOGIES, INC.
         ------------------------------------------------------------
         (Formerly reporting as Alanco Environmental Resources, Inc.)
            (Exact name of registrant as specified in its charter)

                Arizona                             86-0220694
        --------------------------------------------------------------
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

        15900 North 78th Street, Suite 101, Scottsdale, Arizona  85260
      ------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                                (408) 607-1010
           --------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             YES   XX     NO
                                  -------     ------

     As of February 11, 2000 there were 6,210,351 shares, excluding 157,200 treasury shares, of common stock outstanding.

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


                           ALANCO TECHNOLOGIES, INC.
                                     INDEX


                                                                    Page Number

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    December 31, 1999 and June 30, 1999  . . . . . . .3
               Consolidated Statements of Operations
                    For the three months ended December 31
                    1999 and 1998  . . . . . . . . . . . . . . . . . .4
               Consolidated Statements of Operations
                    For the six months ended December 31
                    1999 and 1998  . . . . . . . . . . . . . . . . . .5
               Consolidated Statements of Cash Flows
                    For the six months ended December 31
                    1999 and 1998   . . . . . . . . . . . . . . . . . 6
      Notes to Consolidated Financial Statements . . . . . . . . . . .7
               Note A - Basis of Presentation
               Note B - Inventories
               Note C - Acquisition of Arraid, Inc.
               Note D - Sale of C.O.D. mine
               Note E - Segment Information
               Note F - Year 2000 Issue
       Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations. . . . . . . . . . . . . . . . . . . . . . .8


PART II.    OTHER INFORMATION

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . 9

     Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . 9

     Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . .10





















ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND JUNE 30, 1999

                                                      Dec 31, 1999      June 30, 1999
ASSETS                                              ----------------  ---------------

Current Assets:
   Cash                                             $       533,994   $      661,696
   Accounts receivable, net                                 953,142          714,107
   Notes receivable                                         126,590          178,692
   Inventories (See Note B)                               2,270,283        2,069,707
   Prepaid expenses and other current assets                 93,431           68,805
                                                    ----------------  ---------------
         Total current assets                             3,977,440        3,693,007

Property, plant and equipment, net                        1,782,985        1,696,949
Intangible assets, net of accumulated amortization          733,610          199,579
Investments at cost (See Note D)                          2,465,674          --
Net assets of discontinued operations held for sale         --             2,443,000
Other assets                                                 63,180          123,517
                                                    ----------------  ---------------
         Total assets                               $     9,022,889   $    8,156,052
                                                    ================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Capital lease obligations and notes payable,
      current portion                               $       144,296   $      416,461
   Bank line                                                 11,000           --
   Accounts payable and accrued expenses                    789,166          392,610
   Billings in excess of cost and est earnings               98,153          173,395
                                                    ----------------  ---------------
         Total current liabilities                        1,042,615          982,466

Long-term capital leases and notes payable                 --                  9,394

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 6,367,565 shares issued and
      outstanding                                        54,961,147       53,790,219
   Treasury stock, at cost; 157,214 shares in 1999         (172,323)        (172,323)
   Accumulated deficit                                  (46,808,550)     (46,453,704)
                                                    ----------------  ---------------
         Total shareholders' equity                       7,980,274        7,164,192
                                                    ----------------  ---------------
         Total liabilities & shareholders' equity   $     9,022,889   $    8,156,052
                                                    ================  ===============


The accompanying notes are an integral part of these financial statements.



ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 1999 and 1998

                                                              December 31
                                                         1999            1998
                                                   ---------------  -------------

Net sales                                          $    2,171,624   $  1,837,567
                                                   ---------------  -------------

Operating expenses:
   Direct service and cost of goods sold                1,309,676        906,318
   Selling, general and administrative                  1,009,555        721,680
   Depreciation and amortization                           89,234        135,375
                                                   ---------------  -------------

       Total operating expenses                         2,408,465      1,763,373
                                                   ---------------  -------------

       Income (loss) from operations                     (236,841)        74,194

Other expense                                               1,855        (27,637)
                                                   ---------------  -------------

Net income (loss)                                  $     (234,986)  $     46,557
                                                   ===============  =============

       Earnings (loss) per common share
       - Basic and diluted                         $       ($0.04)  $       0.01
                                                   ===============  =============



Weighted average common shares and equivalents
   outstanding during period
       -Basic                                           5,616,711      5,050,683
                                                   ===============  =============

       -Diluted                                         5,616,711      5,375,054
                                                   ===============  =============




   The accompanying notes are an integral part of these financial statements.





ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended December 31, 1999 and 1998

                                                          December 31,
                                                        1999         1998
                                                   ------------- ------------

Net sales                                          $  3,853,966  $ 4,163,167
                                                   ------------- ------------

Operating expenses:
   Direct service and cost of goods sold              2,390,918    2,007,855
   Selling, general and administrative                1,647,720    1,602,342
   Depreciation and amortization                        160,052      290,330
                                                   ------------- ------------

       Total operating expenses                       4,198,690    3,900,527
                                                   ------------- ------------

       Income (loss) from operations                   (344,724)     262,640

Other expense                                           (10,121)     (64,718)
                                                   ------------- ------------

Net income(loss)                                   $   (354,845) $   197,922
                                                   ============= ============

       Earnings (loss) per common share
       - Basic & Diluted                           $      (0.06)        0.04
                                                   ============= ============




Weighted average common shares and equivalents
   outstanding during period
       - Basic                                        5,616,711    5,050,683
                                                   ============= ============

       - Diluted                                      5,616,711    5,375,054
                                                   ============= ============






   The accompanying notes are an integral part of these financial statements.


ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 1999 and 1998

                                                                December 31,
                                                             1999         1998
                                                        ------------- -------------
Cash flows from operating activities:
   Net income (loss) from continuing operations         $   (354,846) $    197,922
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                       160,052       246,679

   (Increase) decrease in:
         Accounts receivable and notes receivable           (186,933)      151,790
         Cost & est earnings in excess of billing             --           105,070
         Inventory                                          (200,576)      (43,326)
         Prepaid expenses and other current assets           (24,626)      (28,481)
         Other assets                                         60,337        20,344
   Increase (decrease) in:
         Accounts payable and accrued expenses               396,556       (56,591)
         Billings in excess of costs and est earnings        (75,242)      109,225
                                                        ------------- -------------

   Net cash provided by (used in) continuing operations     (225,278)      702,632

Cash flows from investing activities:
   Purchase of property, plant and equipment                (228,484)      (12,715)
   Intangible assets, primarily related to the
      acquisition of Arraid, Inc.                           (551,635)        --
   Other                                                     (22,674)       25,143
                                                        ------------- -------------

   Net cash provided by (used in) investing activities      (802,793)       12,428
                                                        ------------- -------------

Cash flows from financing activities:
   Payments on capital lease obligations                    (281,559)     (628,633)
   Bank line                                                  11,000        --
   Issuance of stock                                         845,929        --
   Exercise of stock options                                 325,000        --
                                                        ------------- -------------

   Net cash provided by (used in) financing activities       900,370      (628,633)
                                                        ------------- -------------

Net increase (decrease) in cash                         $   (127,701) $     86,427

Cash, beginning of period                                    661,696     1,116,857
                                                        ------------- -------------

Cash, end of period                                     $    533,994  $  1,203,284
                                                        ============= =============

Supplemental disclosures:
   Transfer of equipment to inventory, net of           $     --         1,096,200
      accumulated depreciation of 897,280


The accompanying notes are an integral part of these financial statements.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THREE MONTHS ENDED DECEMBER 31 1999


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1999, Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of December 31, 1999, and for all periods presented. The results of operations for the six months ending December 31, 1999, are not necessarily indicative of the operating results to be expected for an entire year.

All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note B - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31, 1999, and June 30, 1999, is listed below:

                                      December 31,1999         June 30, 1999
                                      ----------------      -----------------

     Finished goods                       $1,389,528             $1,445,800
     Work-in-process                         181,747                243,100
     Raw material                            699,008                380,800
                                         ------------           ------------
                                          $2,270,283             $2,069,700
                                         ============           ============

Note C - Acquisition of Arraid, Inc.

     During the quarter ended December 31, 1999, the Company completed the purchase of Arraid, Inc. ("Arraid"), a provider of data storage solutions for mid-range and mainframe computer systems. Operations of Arraid, Inc. will be reported under the Computer Data Storage segment. The Company intends to utilize Arraid's technological expertise and customer base to expand into the Storage Area Networks (SAN) market, a growing segment of the computer industry. Arraid, established in 1993, is located in Phoenix, Arizona.

     The purchase price consisted of the assumption of certain specified liabilities and an initial payment of 800,000 shares of the Company's common stock, with additional share payment dependent upon Arraid achieving specified financial objectives for the year period beginning November 1, 1999. The assets and assumed liabilities and the results of operations of Arraid for the quarter ending December 31, 1999, are included in the consolidated financial results of the Company.




                                       7
Note D - Sale of C.O.D. Mine

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

Note E - Segment Information
                                                              Operating
                                      Net Sales              Income(Loss)
For Quarter Ended December 31,    1999       1998         1999        1998
                               ----------- ------------  ---------- -----------

Computer Data Storage          $   645,400 $      --     $ (90,478)  $     --
Pollution Control Products       1,454,422   1,353,745     110,839      (5,495)
Food/Machinery Distribution         71,844     483,822     (25,730)    308,193
Mining                                 --         --        (4,439)   ( 16,250)
Corporate                              --         --      (227,033)   (212,255)
                               ----------- ------------  ----------  ----------
                               $ 2,171,666 $ 1,837,567   $(236,841)  $  74,193

Note F - Year 2000 Issues

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, possibly causing computer miscalculations and temporary downtime.

     The Company has monitored its computer systems and has communicated with its customers and suppliers through February 13, 2000 without noting significant Y2K problems.



















Item 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS


1.   Liquidity and Capital Resources

           The Company's current assets at December 31, 1999 exceeded current liabilities by $2.9 million, or a current ratio of 3.7 to 1, compared to a current ratio of 3.8 to 1 at Fiscal Year End June 30, 1999. The decrease in the current ratio resulted from the acquisition of Arraid, Inc., which increased Accounts Receivable and Inventory, as well as increasing accounts payable and accrued expenses. In addition, the Company reduced the current portion of capital leases and notes payable during the period by approximately $280,000, reducing that obligation to approximately $144,000 at December 31, 1999. Cash balances at December 31, 1999 were $534,000 compared to $661,700 at June 30, 1999.

2.    Results of Operations

     (A) Three months ended 12/31/99 versus 12/31/98

     Consolidated revenue for the quarter ended December 31, 1999 was $2,171,700, compared to $1,837,600 for the comparable quarter of the previous year, an increase of $334,100, or 18%. The increase resulted from $645,400 in additional revenues from the Computer Data Storage segment (related to the acquisition of Arraid, Inc.) and an increase of $100,700 in revenues from Pollution Control Products. The revenue increases were offset by a decrease of $412,000 in the Food Services segment relating to the termination of the Wal-Mart contract.

     The Wal-Mart contract accounted for 45% and 18% of the Company's consolidated revenues in fiscal years ended June 30, 1998 and 1999, respectively, and represented substantially all the revenues of the Food/Machinery Distribution segment. No revenue was recorded during the quarter ended December 31, 1999 under the Wal-Mart contract, since the contract has been terminated.

     The Company reported a net loss of $235,000, or $.04 per share for the current quarter, compared to net income of $46,600, or $.01 per share, for the comparable quarter ended December 31, 1998. The decrease in income for the quarter resulted primarily from the loss of income ($330,000) associated with the Wal-Mart contract and operating losses ($90,000) in the Company's Computer Data Storage segment, offset by an increase in profitability ($115,000) of the Company's Pollution Control segment.

     (B) Six months ended 12/31/99 versus 12/31/98

     Consolidated Revenues for the six month period ended December 31,1999 were $3,854,000 compared to $4,163,200, or a 7.4% decrease from the prior comparable period. The decrease resulted from a reduction in the Company's Food/Machinery Distribution Segment of $1,269,100, or 90% of the segment's revenue, primarily due to the loss of the Wal-Mart contract. The revenue loss was partially offset by the $645,000 of revenue reported by the Company's new Computer Data Storage segment.

     The consolidated net loss for the period was $354,800, or $.06 per share, compared to net income of $197,900, or $.04 per share reported for the same

                                       9
period in the prior fiscal year. The decrease in income for the six months resulted from the loss of margin associated with the Wal-Mart contract and losses generated by the Computer Data Storage segment, offset by improved profitability of the Company's Pollution Control segment.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS - none

Item 6.  EXHIBITS

     (A)  (27)Financial Data Schedule

     (B)   Reports on Form 8-K - none

     (C)   Reports on Form S-8 -1 filed 11/29/99



                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                  ALANCO TECHNOLOGIES, INC.
                                                     (Registrant)



                                                  /s/ John A. Carlson
                                                  ---------------------
                                                  John A. Carlson
                                                  Chief Financial Officer


Date: February 14, 2000
























