Form 10QSB
period 2000-03-31
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 2000-05-22
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . . March 31, 2000
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . 0-9347


                           ALANCO TECHNOLOGIES, INC.
         -------------------------------------------------------------
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

                                (480) 607-1010
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             YES   XX     NO
                                   ----        ----

     As of May 5, 2000 there were 6,286,415 shares, excluding 157,200 treasury shares, of common stock outstanding.

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



                         ALANCO TECHNOLOGIES, INC.
                                     INDEX


                                                               Page Number

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    March 31, 2000 and June 30, 1999 . . . . . . . . .3
               Consolidated Statements of Operations
                    For the three months ended March 31,
                    2000 and 1999  . . . . . . . . . . . . . . . . . .4
               Consolidated Statements of Operations
                    For the nine months ended March 31,
                    2000 and 1999  . . . . . . . . . . . . . . . . . .5
               Consolidated Statements of Cash Flows
                    For the nine months ended March 31,
                    2000 and 1999  . . . . . . . . . . . . . . . . . .6
      Notes to Consolidated Financial Statements . . . . . . . . . . .7
               Note A - Basis of Presentation
               Note B - Inventories
               Note C - Acquisition of Arraid, Inc.
               Note D - Sale of C.O.D. mine
               Note E _ Subsequent Event
               Note F - Segment Information
     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations. . . . . . . . . . . . . . . . . . . . . . .9


PART II.    OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . 10

     Item 6.   Exhibits  . . . . . . . . . . . . . . . . . . . . . . 10

     Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . 10

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND JUNE 30, 1999

                                                      Mar 31, 2000     June 30, 1999
ASSETS
                                                    ---------------  ---------------
Current Assets:
   Cash                                             $      419,829   $      661,696
   Accounts receivable, net                                387,172          714,107
   Notes receivable                                        139,316          178,692
   Inventories (See Note B)                              2,481,271        2,069,707
   Prepaid expenses and other current assets               198,059           68,805
                                                    ---------------  ---------------
         Total current assets                            3,625,647        3,693,007

Property, plant and equipment, net                       1,925,790        1,696,949
Intangible assets, net of accumulated amortization         710,399          199,579
Investments at cost (See Note D)                         2,465,674            --
Net assets of discontinued operations held for sale            --         2,443,000
Other assets                                                39,310          123,517
                                                    ---------------  ---------------
         Total assets                               $    8,766,820   $    8,156,052
                                                    ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Capital lease obligations and notes payable      $      134,350   $      416,461
   Bank line                                               300,000              --
   Accounts payable and accrued expenses                   720,382          392,610
   Billings in excess of cost and est earnings              78,154          173,395
                                                    ---------------  ---------------
         Total current liabilities                       1,232,886          982,466

Long-term capital leases and notes payable                    --              9,394

Shareholders' equity
   Preferred Stock, Class B, cumulative voting;
      20,000,000 shares authorized and none issued
   Common Stock, no par value, 100,000,000 shares
      authorized; 6,443,629 shares issued and
      outstanding                                       55,039,508       53,790,219
   Treasury stock, at cost; 157,214 shares in 1999        (172,323)        (172,323)
   Accumulated deficit                                 (47,333,251)     (46,453,704)
                                                    ---------------  ---------------
         Total shareholders' equity                      7,533,934        7,164,192
                                                    ---------------  ---------------
         Total liabilities & shareholders' equity   $    8,766,820   $    8,156,052
                                                    ===============  ===============


The accompanying notes are an integral part of these financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2000 and 1999

                                                        March 31,
                                                   2000         1999
                                               ------------- -----------

Net sales                                      $  1,424,721  $1,600,464
                                               ------------- -----------
Operating expenses:
   Direct service and cost of goods sold            849,469     957,991
   Selling, general and administrative            1,007,123     537,419
   Depreciation and amortization                     91,675      89,036
                                               ------------- -----------
       Total operating expenses                   1,948,267   1,584,446
                                               ------------- -----------

       Income (loss) from operations               (523,546)     16,018
Other expense                                         --        (17,920)
Other income(loss)                                   (1,155)     17,012
                                               ------------- -----------

Net income (loss)                              $   (524,701) $   15,110
                                               ============= ===========

       Earnings (loss) per common share
       - Basic and diluted                     $     ($0.08) $     0.00
                                               ============= ===========



Weighted average common shares and equivalents
   outstanding during period
       -Basic                                     6,238,288   5,037,846
                                               ============= ===========

       -Diluted                                   6,238,288   5,779,707
                                               ============= ===========



The accompanying notes are an integral part of these financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended March 31, 2000 and 1999

                                                             March 31,
                                                        2000         1999
                                                   ------------- ------------
Net sales                                          $  5,278,687  $ 5,763,631
                                                   ------------- ------------

Operating expenses:
   Direct service and cost of goods sold              3,240,387    2,965,846
   Selling, general and administrative                2,654,843    2,139,761
   Depreciation and amortization                        251,727      379,366
                                                   ------------- ------------

       Total operating expenses                       6,146,957    5,484,973
                                                   ------------- ------------

       Income (loss) from operations                   (868,270)     278,658

Other expense                                           (11,276)     (65,626)
                                                   ------------- ------------

Net income(loss)                                   $   (879,546)     213,032
                                                   ============= ============

       Earnings (loss) per common share
       - Basic & Diluted                           $      (0.15)        0.04
                                                   ============= ============



Weighted average common shares and equivalents
   outstanding during period
       - Basic                                        5,864,611    5,046,404
                                                   ============= ============

       - Diluted                                      5,864,611    5,512,791
                                                   ============= ============



The accompanying notes are an integral part of these financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2000 and 1999

                                                                   March 31,
                                                              2000          1999
                                                        --------------- -------------
Cash flows from operating activities:
   Net income (loss) from continuing operations         $     (879,546) $    213,032
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                         251,727       379,366

   (Increase) decrease in:
         Accounts receivable and notes receivable              366,311       363,013
         Cost & est earnings in excess of billing                --          105,070
         Inventory                                            (411,564)      (82,483)
         Prepaid expenses and other current assets            (129,254)      (30,147)
         Other assets                                           84,207        41,517
   Increase (decrease) in:
         Accounts payable and accrued expenses                 327,772       (24,013)
         Billings in excess of costs and est earnings          (95,242)       46,598
                                                        --------------- -------------

   Net cash provided by (used in) continuing operations       (485,589)    1,011,953

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (449,077)      (60,960)
   Intangible assets, primarily related to the
      acquisition of Arraid, Inc.                             (542,311)          --
   Other                                                       (22,674)        1,479
                                                        --------------- -------------

   Net cash provided by (used in) investing activities      (1,014,062)      (59,481)
                                                        --------------- -------------

Cash flows from financing activities:
   Payments on capital lease obligations                      (291,505)   (1,052,571)
   Bank line                                                   300,000         --
   Issuance of stock                                           888,289         2,632
   Purchase of treasury stock                                    --         (120,188)
   Exercise of stock options                                   361,000         --
                                                        --------------- -------------

   Net cash provided by (used in) financing activities       1,257,784    (1,170,127)
                                                        --------------- -------------

Net increase (decrease) in cash                         $     (241,867) $   (217,655)

Cash, beginning of period                                      661,696     1,116,857
                                                        --------------- -------------

Cash, end of period                                     $      419,829  $    899,202
                                                        =============== =============

Supplemental disclosures
   Transfer of equipment to inventory, net of           $        --     $  1,096,200
      accumulated depreciation of 897,280



The accompanying notes are an integral part of these financial statements.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR NINE MONTHS ENDED MARCH 31, 2000

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 1999, Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of March 31, 2000, and for all periods presented. The results of operations for the nine months ending March 31, 2000, are not necessarily indicative of the operating results to be expected for an entire year.

All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note B - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 2000, and June 30, 1999, is listed below:
                                        March 31, 2000         June 30, 1999
                                        --------------         --------------
     Finished goods                       $1,301,800             $1,445,800
     Work-in-process                         457,500                243,100
     Raw material                            722,000                380,800
                                          $2,481,300             $2,069,700
                                          ==========             ==========
Note C - Acquisition of Arraid, Inc.

     During the quarter ended December 31, 1999, the Company completed the purchase of Arraid, Inc. ("Arraid"), a provider of data storage solutions for mid-range and mainframe computer systems. Operations of Arraid, Inc. are reported under the Computer Data Storage segment. The Company intends to utilize Arraid's technological expertise and customer base to expand into the Storage Area Network (SAN) market, a growing segment of the computer industry. Arraid, established in 1993, is located in Phoenix, Arizona.

     The purchase price consisted of the assumption of certain specified liabilities and an initial payment of 800,000 shares of the Company's common stock, with additional share payment dependent upon Arraid achieving specified financial objectives for the year period beginning November 1, 1999. Arraid must achieve a minimum sales level of $5 million, an increase of 250% from the prior year, with a maximum loss of $400,000 to commence the additional share pay-out. The additional share pay-out formula limits the maximum share pay-out to 2.5 million shares, upon Arraid achieving certain levels of sales and operating losses. The maximum share pay-out would occur when Arraid achieves sales of $10 million, an increase of 400%, with a limit of the period's operating loss to $600,000.

     The initial payment and assumption of liabilities relating to the purchase were accounted for using the purchase method of accounting, and resulted in $436,386 of goodwill, representing the excess of purchase price over fair value of net assets acquired. The assets and assumed liabilities and the results of operations of Arraid for the period subsequent to October 1, 1999 are included in the consolidated financial results of the Company.

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

Note E _ Subsequent Event

     Subsequent to March 31, 2000, the Company reached an agreement to sell its Alanco Environmental Manufacturing, Inc. (AEMI) subsidiary located in Falls City, Nebraska. The all-cash transaction of approximately $3.7 million is contingent on appropriate due diligence and financing commitments. The parties have agreed to use best efforts to close this transaction by June 30, 2000.

Note F - Segment Information
                                                              Operating
                                      Net Sales              Income(Loss)
For Quarter Ended March 31,         2000        1999       2000         1999
                               ----------- -----------  -----------  ----------

Computer Data Storage          $   497,414 $      --     $(323,051)  $     --
Pollution Control Products         849,927   1,412,666      (6,399)     71,101
Food/Machinery Distribution         77,380     187,798     (37,601)    119,468
Mining                                 --         --        (4,192)   ( 16,962)
Corporate                              --         --      (152,303)   (157,589)
                               ----------- -----------  -----------  ----------
                               $ 1,424,721 $ 1,600,464   $(523,546)  $  16,018
                               =========== ===========   ==========  ==========

                                                              Operating
                                      Net Sales              Income(Loss)
For Nine Months Ended March 31,     2000        1999       2000         1999
                               ----------- ------------  -----------  ---------
Computer Data Storage          $ 1,142,814 $    --       $ (413,529)  $    --
Pollution Control Products       3,910,849   4,159,111      202,100    147,943
Food/Machinery Distribution        225,024   1,604,520     (103,285)   757,196
Mining                               --         --          (22,999)   (49,101)
Corporate                            --         --         (530,557)  (577,380)
                               ----------- ------------  -----------  ---------
                               $ 5,278,687 $ 5,763,631   $ (868,270)  $278,658
                               =========== ============  ===========  =========


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.   Liquidity and Capital Resources

           The Company's current assets at March 31, 2000 exceeded current liabilities by $2.4 million, or a current ratio of 2.9 to 1, compared to a current ratio of 3.8 to 1 at fiscal year end June 30, 1999. The decrease in the current ratio resulted from the acquisition of Arraid, Inc., which increased Current Assets, as well as increasing Current Liabilities. In addition, the Company made net payments on capital lease obligations and notes payable during the period of approximately $290,000. Cash balances at March 31, 2000 were $419,800, compared to $661,700 at June 30, 1999.

     During the quarter ended March 31, 2000, the Company Board of Directors approved the issuance of previously authorized preferred stock, under specified conditions, to raise approximately $1.0 million in additional equity. The purpose of the equity offering was identified as funding acquisitions in the Computer Data Storage market. The Company had not finalized the proposed equity offering upon filing of this 10-QSB.


2.    Results of Operations

     (A) Three months ended 3/31/00 versus 3/31/99

     Consolidated revenue for the quarter ended March 31, 2000 was $1,424,700, compared to $1,600,500 for the comparable quarter of the previous year, a decrease of $175,800, or 10.9%. The revenue decrease resulted from a reduction of $110,400 in revenues for the Food/Machinery Distribution segment relating to the termination of the Wal-Mart contract and a $562,700 reduction in revenues for the Pollution Control Products segment. $271,000 of the Pollution Control Products segment decrease was due to a change in accounting estimations, when compared to prior years, for revenue that will be recognized in the fourth quarter. The balance of the decrease was due to reduced revenues from sales both in China and domestically. The revenue decreases were offset by $497,400 in additional revenues from the Computer Data Storage segment (related to the acquisition of Arraid, Inc).

     The Company reported a net loss of $524,700, or $.08 per share for the current quarter, compared to net income of $15,100, or nil per share, for the comparable quarter ended March 31, 1999. The loss for the quarter resulted primarily from additional investment ($323,000) in the Computer Storage segment, specifically funding the Company's previously announced plan to aggressively expand into the high growth SAN (Storage Area Network) market. The Company's major area of new investment in support of the SAN expansion has been recruitment of experienced, professional staff. Since commencing the SAN initiative during the second quarter ended December 31, 1999, personnel in the Computer Data Storage segment have doubled to over 40, including 17 new positions in professional services, and marketing and sales. The new SAN-related staffing has added approximately $1.5 million in projected annual payroll expenses.


     (B) Nine months ended 3/31/00 versus 3/31/99

     Consolidated revenues for the nine month period ended March 31, 2000 were $5,278,700 compared to $5,763,600, a $484,900 or 8% decrease from the prior comparable period. The decrease resulted from a reduction in the Company's Food/Machinery Distribution Segment of $1,379,500, or 86% of the segment's revenue, primarily due to the loss of the Wal-Mart contract. In addition, revenue from the Pollution Control Products segment decreased by $268,300 due to a change in estimation for revenue that will be recognized in the fourth quarter. Revenue losses were offset by the $1,142,800 of revenue reported by the Company's new Computer Data Storage segment.

     The Wal-Mart contract accounted for 18% and 45% of the Company's consolidated revenues in fiscal years ended June 30, 1999 and 1998, respectively, and represented substantially all the revenues of the Food/Machinery Distribution segment. No revenue was recorded during the quarter ended March 31, 2000 under the Wal-Mart contract, since the contract has been terminated.

     Total operating expenses for the nine month period ended March 31, 2000 increased to $6,147,000, a 12.1% increase when compared with 5,485,000 reported for the same period a year earlier. The increase, both for the nine months and current quarter, occurred primarily in the Computer Data Storage segment, and resulted from additional operating expenses of Arraid, Inc., (acquired in October 1999) and the funding of the previously discussed expansion into the SAN market. The operating expense increase was partially offset by a decrease in depreciation expense, related to fryer units classified in prior years as equipment, and currently classified as inventory held for sale.

     The consolidated net loss for the period was $879,500, or $.15 per share, compared to net income of $213,000, or $.04 per share reported for the same period in the prior fiscal year. The decrease in income for the nine months resulted primarily from the loss of margin associated with the Wal-Mart contract and losses generated by the Computer Data Storage segment.

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

                                                  ALANCO TECHNOLOGIES, INC.
                                                     (Registrant)



                                                   /s/John A. Carlson
                                                  -----------------------
                                                  John A. Carlson
                                                  Chief Financial Officer


Date: May 18, 2000