Form 10KSB
period 2000-06-30
ALANCO ENVIRONMENTAL RESOURCES CORP
filed 2000-10-13
CIK 98618

Form 10-KSB

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934
                    For the fiscal year ended June 30, 2000
                         Commission file number 0-9347

                           ALANCO TECHNOLOGIES, INC.

             (Formerly Alanco Environmental Resources Corporation)
             -------------------------------------------------------
            (Exact name of  registrant as specified in its charter)

                Arizona                             86-0220694
           (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

           15900 North 78th Street, Suite 101, Scottsdale, AZ  85260
          (Address of principal executive offices)        (Zip Code)

               Registrant's Telephone Number:    (480) 607-1010

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


                                        Yes   X  No
                                            ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.


                                        Yes X    No
                                           ----     ----

     The Issuer's revenues for the fiscal year ended June 30, 2000 were $2,828,600.

      State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $11,263,600 as of September, 22, 2000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 6,784,332 shares as of September 22, 2000.

      Documents incorporated by reference: Part III of this Report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 2000.

THIS FORM 10-KSB CONTAINS STATEMENTS THAT MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN, AND THE ACTUAL RESULTS MAY DIFFER FROM MANAGEMENT'S EXPECTATIONS.

PART 1

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Alanco Technologies, Inc. (formerly Alanco Environmental Resources Corporation) was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, "Company" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.

     The Company implemented a business strategy during fiscal year ended June 30, 2000 to reposition itself as an information technology company with specific focus on the high-growth computer data storage market. The Company's strategy is to divest its non-data storage business assets and reinvest the proceeds into the computer data storage market. The reinvestment will be in the form of strategic acquisitions and targeted expansion into high-growth data storage markets, such as Storage Area Networking (SAN) and Network Attached Storage (NAS). The Company believes that its divestiture program will provide sufficient funding to reposition the Company as a significant provider of products and services in the high-growth data storage market.

     Implementation of the new Alanco strategic business plan during the fiscal year 2000 was significant. First, the Company acquired Arraid, Inc.
("Arraid"), a Phoenix, Arizona data storage systems integrator.   Second, the
Company capitalized on Arraid's data storage experience and customer base by launching an aggressive expansion into the Storage Area Network (SAN) market. Third, the Company acquired Excel/Meridian Data, Inc. ("Excel/Meridian"), a provider of Network Attached Storage (NAS) solutions. In addition, the Company sold its major pollution control products subsidiary, Alanco Environmental Manufacturing, Inc., ("AEMI"), located in Falls City, Nebraska.

RECENT BUSINESS DEVELOPMENTS

     The Company sold its wholly owned subsidiary, Alanco Environmental Manufacturing, Inc. subsequent to year-end, with an effective date of June 30, 2000. AEMI, located in Falls City, Nebraska, represented a substantial portion of the assets in the Company's pollution control products segment. The sale, valued at approximately $3.7 million, resulted in a "gain on sale" of $815,100. The Company received cash of approximately $3.1 million and a note of $600,000, with $560,000 classified as long-term at year-end. The transaction was recorded as of June 30, 2000 and appropriate notes receivable recorded for the balance due.

     During September of 2000, the Company reached a preliminary agreement in principle for the sale of Alanco Beijing and the patented CDSI technology (a patented technology described below) for cash and notes receivable valued
significantly higher than the net asset value of the assets to be sold.   The
sale is contingent on the Company receiving a specific contract from a customer located in the Republic of China. This sales transaction is anticipated to close in the month of October 2000. The assets involved in this transaction, including Alanco Beijing and the CDSI patented technology, are classified as "assets held for sale" on the June 30, 2000 Consolidated Balance Sheet.

DESCRIPTION OF BUSINESS

COMPUTER DATA STORAGE SEGMENT

     The acquisition of two separate entities, Arraid, Inc. and Excel/Meridian Data, Inc., and the launching of an aggressive expansion into the Storage Area

Network (SAN) market established the Computer Data Storage Segment during fiscal year 2000. Phoenix, Arizona based Arraid, a provider of legacy computer data storage solutions, was acquired effective October 1, 1999.
Excel/Meridian, a Dallas, Texas based provider of Network Attached Storage products and services was acquired effective June 1, 2000. The Company's expansion into the Storage Area Network market accelerated in the quarter ended March 31, 2000 and continued through year-end. In June 2000, Alanco announced the formation of a SanOne division to focus the SAN initiative.

     Arraid manufactures proprietary data storage subsystems called "emulators" that serve as translators between older "legacy" computers and state-of-the-art storage devices and provides unique, cost-effective storage system solutions. Excel/Meridian is a provider of data storage networking products and services and is recognized as a leading provider of optical storage devices, such as CD/DVD-ROM servers.

     SanOne is a provider of leading edge SAN technologies, services and education. SanOne provides customized SAN solutions for multi-platform environments for storage of mission critical data. Utilizing proven AIM R methodology and partnering with leading SAN vendors, SanOne is expertly positioned to deliver the advanced functionality of fibre technology, along with technical support and training services.

     Marketing.   Excel/Meridian markets NAS products and services primarily in the United States, through direct national advertising, telemarketing and
independent sales representatives supported by Company personnel.   Arraid
markets legacy storage solutions nationally and internationally through an organization of independent distributors, supported by Company personnel and Company direct sales representatives. SanOne markets SAN-related products, primarily in the Southwest United States, through Company direct sales representatives.

     Raw Materials.   Both Arraid and Excel/Meridian have numerous domestic
sources for materials and parts used to manufacture its legacy and NAS
products.   The Company believes that it has an adequate supply of materials and parts and does not foresee any significant shortages or substantial price
increases that cannot be passed on to the customers.   SanOne's unique systems
integration capabilities require strategic alliances with the leading SAN technology companies in the world. The Company believes that SanOne's significant strategic alliances with worldwide providers of SAN technology will continue to expand and that SanOne will continue to provide its industry leading independent SAN systems analysis and unique systems integration capabilities.

     Competitive Conditions. There are numerous competitors in the same market
as Excel/Meridian, with no company dominating the market.   Arraid provides a
unique solution to a limited market with minimal direct competitors. SanOne is targeting a new and very fast growing market. Although there are numerous significant competitors in the general storage product market (IBM, EMC, etc.), the identification of specific direct competitors decreases as SanOne focuses on providing customized SAN solutions for multi-platform environments for storage of mission critical data.

     Employees. As of June 30, 2000, the Company employed approximately 50 individuals involved in the computer data storage segment.

     Seasonality of Business. Computer Data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases may be affected by budget restraints.

     Dependence Upon Key Customers. During fiscal year ended June 30, one electronics manufacturing customer accounted for 10.6% of the Computer Data Storage segment's revenue.

     Backlog Orders.  The Company operates using customer purchase orders that
in some cases may not be considered firm and non-cancelable.   Methods of
defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

DISCONTINUED OPERATIONS

      The Company's continuing operations at the end of fiscal year 2000 were limited to the Computer Data Storage segment discussed above. Pollution Control Products, Restaurant Equipment, and Mining, three of the operating segments reported as "continuing operations" in fiscal year 1999, were reported as "discontinued operations" for the current fiscal year. During the current fiscal year, the mining assets and a significant portion of the pollution control product assets were sold. At June 30, 2000, the remaining assets of the Pollution Control Products and the Restaurant Equipment segments are classified as "net assets held for sale" and are valued at the lower of cost or net realizable value.

     The Pollution Control Products Segment during fiscal years 1999 and 2000 consisted of two separate operations. The first was a wholly-owned subsidiary, Alanco Environmental Manufacturing Inc. ("AEMI"), a pollution control products manufacturing company, located in Falls City, Nebraska. AEMI was sold with an effective date of June 30, 2000 and appropriately the sale has been recorded as
of year-end.    The second was patented technology for the removal of noxious gases from a gas stream called CDSI (Charged Dry Sorbent Injection), which is primarily marketed through a wholly owned subsidiary, Alanco Environmental Technology, LTD, in Beijing, China. Alanco Beijing and the patented technology related to CDSI is classified as "assets held for sale" at June 30, 2000.

     The CDSI system utilizes an electrostatically charged sorbent to remove noxious gases, particularly sulfur dioxide, from a gas stream pollution source, such as a power plant. The CDSI system offers significant economic advantage over competing technologies for flue gas desulfurization, such as wet scrubbers. The wet scrubber sprays a mixture of water and limestone into the polluted gas stream to produce a sludge composed of gypsum, limestone, and polluted water, which must be treated and disposed. Wet scrubbers are relatively capital intensive, have high operating costs and are subject to corrosion and frequent downtime. The CDSI system is a dry process that permits simple, inexpensive disposal of reaction products.

      The Company previously operated mining properties and had mineral property and mining equipment assets that were presented as "net assets of discontinued operations held for sale" on the consolidated balance sheet at June 30, 1999. The C.O.D. mine, which consisted of 13 mining claims, and mining equipment located at the C.O.D. mine, represented the total value of the mining assets and were sold in September, 1999. The remaining 15 mining claims were filed on the Tombstone mill site located in Cochise County, Arizona. (See Mining Claim Properties below.)

ITEM 2. PROPERTIES

     The Company's corporate office is currently located in an approximate 2275 square foot leased facility in Scottsdale, Arizona. This space represents a
significant downsizing.   The Company moved to this facility in January of

1997and leased a total of 4527 square feet. During fiscal year 1999, the Company subleased approximately 2,250 square feet of the space to a non-affiliated party. Both the 1997 facility lease and 1999 sublease expired during fiscal year 2000. A new one-year lease was signed for the current space.

     Arraid and SanOne are currently located in a 12,000 square foot leased
office/manufacturing building located in Phoenix, Arizona.   Arraid had been
located in the building prior to its acquisition by Alanco and was leasing approximately 9,000 square feet. The Company has a two-year lease that expires October 31, 2001. The building is owned by a limited partnership consisting of the same individuals that were the controlling shareholders of Arraid, Inc. prior to being acquired by Alanco. At June 30, 2000, all principals in the limited partnership were employees of the Company.

     Excel/Meridian Data, Inc. has three separate leases totaling approximately 9,000 square feet of office/manufacturing space in Dallas, Texas. A lease for 6,000 square feet will expire on January 31, 2001, with the balance leased on a month to month basis. Excel/Meridian management is currently negotiating to consolidate all facilities into a single office/manufacturing space of approximately 11,000 square feet in Dallas, Texas.

Mining Claim Properties

     The Company previously operated mining properties and had mineral property and mining equipment assets that were presented as "net assets of discontinued operations held for sale" on the consolidated balance sheet at June 30, 1999. At June 30, 1999, the Company owned 28 mining claims, with 13 related to the C.O.D. mining and mill site located (near Kingman, Arizona) in Mohave County. The remaining 15 claims, which have minimal value, were filed on the Tombstone mill site located in Cochise County, Arizona.

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

     Environmental Disclosure. There are numerous federal and state laws and regulations relating to environmental protection which have direct application to mining, milling and mineralized material processing operations. The more significant of these laws deals with mined land reclamation and wastewater discharge from such operations.

     The Tombstone Metallurgical Facility is located on federal lands that are administered by the BLM and requires limited environmental and/or surface reclamation. The mill site facility was constructed in the 1970's when no permitting was required from the BLM. Since that time, the facility has operated intermittently, and the Company has complied with all regulations as they existed. At present, the mill site is being dismantled and cleaned up in exchange for the building material and equipment salvage value.

ITEM 3. LEGAL PROCEEDINGS


     The Company is not currently a party in any litigation that is considered material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Shareholders during the fourth quarter of the fiscal year ended June 30, 2000.

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

                   Fiscal 2000            Fiscal 1999
Quarter Ended     High     Low          High        Low
September 30    $ 1.59   $ 1.00        $  1.41     $ .50
December 31     $ 2.91   $ 1.03        $  1.31     $ .31
March 31        $ 5.75   $ 2.00        $  1.31     $ .69
June 30         $ 3.13   $ 1.59        $  2.13     $ .66

     (3) Security Holders: As of September 1, 2000, Alanco had approximately 1,700 holders of record of its Common Stock. This does not include beneficial owners holding shares in street name.

     (4) Dividend Plans: Alanco has paid no common stock cash dividends and has no current plans to do so.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This form 10-KSB contains statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and the actual results may differ from management's expectations.

Results of Operations

     In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues for fiscal year ended June 30, 2000 to revenues from its Computer Data Storage segment, the only operation
classified as a continuing operation at year end.   To maintain comparability,
certain balances from the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended June 30, 1999 have been restated.

     Consolidated revenues for fiscal year 2000 were $2,828,600, compared to zero for the prior fiscal year. All revenues that were reported in the previous fiscal year were generated from business segments that had been classified as "Discontinued Operations" at year-end and therefore omitted for comparable reporting purposes. Consolidated net loss for fiscal year ended June 30, 2000 was $1,353,800, or $.23 per share, compared to consolidated net income of $121,300, or $.02 per share, for the prior year.

     Fiscal year 2000 interest expense, net of interest income, decreased to $39,400 from $99,900 for the previous year. Other income decreased to a loss of $2,200, in fiscal year 2000, compared to income of $86,000 in fiscal year 1999. The decrease in interest expense resulted primarily from the scheduled payments of capital lease and notes payable obligations of approximately $431,000 which reduced average borrowing. The decrease in other income was due to one-time gains from debt restructuring and the settlement of lawsuits in fiscal year 1999 that did not occur in fiscal year 2000.

     The consolidated loss from continuing operations for fiscal year 2000 was $1,825,600, or $.31 per share, compared to a loss of $683,400, or $.14 per share for the prior year. The fiscal year 2000 loss from continuing operations was attributable primarily to planned operating investments related to the implementation of the SanOne Storage Area Network (SAN) market development initiative. The consolidated loss from continuing operations for fiscal year ended June 30, 1999 represented principally unallocated corporate costs incurred, since all fiscal year 1999 operating segments were restated to "Discontinued Operations" and appropriately segregated on the Consolidated Statement of Operations.

     The Consolidated Statement of Operations for fiscal year 2000 reflects income from discontinued operations of $471,800, or $.08 per share, compared to income of $804,700, or $.16 per share for the prior year.

     Operating income included in discontinued operations section was $56,700, a substantial reduction when compared to $804,700 for the prior fiscal year. The significant decrease was due primarily to the previously reported 1998/1999 termination of a major contract in the Company's restaurant equipment segment that resulted in a reduction of operating income from $705,900 in fiscal 1999 to a loss of $145,500 in fiscal year 2000. This decrease in operating income was mitigated slightly by improved operating income from the pollution control products, which increased from $175,800 in fiscal year 1999 to $231,700 in the current fiscal year, and a reduction in the mining segment's operating loss from $77,000 in fiscal year 1999, to a loss of $29,500 in the current fiscal year.


     Discontinued operating results also include a $815,100 gain on the sale of pollution control products assets and an asset impairment charge of $400,000 related to the restaurant equipment segment. The $400,000 non-cash asset impairment charge reduced the recorded value of certain assets classified as "net assets held for sale" at year-end. The charge was necessary to properly reflect management's estimated net realizable fair market value for certain fryer units at year-end.

      Cash flow from operating activities for current fiscal year end was a negative $1,111,900, compared with a positive cash flow for the prior fiscal year of $877,500. The decrease in cash flow resulted primarily from the Company's planned investment related to implementation of the Company's Storage Area Network (SAN) initiative and a reduction in income from discontinued operations.

     Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements" on page F-10.

                        Liquidity and Capital Resources

     At June 30, 2000, the Company's current assets exceeded current liabilities by $2,961,600, a current ratio of 2.2 to 1. At June 30, 1999, the Company's current assets exceeded current liabilities by $2,710,600 and reflected a current ratio of 3.8 to 1. The current ratio reduction, when compared to the prior year, was due to operating losses incurred, and the acquisitions completed during the year, which required cash and increased both current assets and current liabilities. The additional current assets and liabilities acquired were offset somewhat by the sales of AEMI, the principal pollution control products asset, that reduced both current assets and current liabilities.

     The Company's cash position at June 30, 2000 was $176,700, compared to $661,700 at the end of the prior fiscal year. During the year, approximately $431,000 of cash was used to repay borrowings and capital lease obligations. Advances from borrowings amounted to $1,248,000 during the year, of which $1,200,000 were repaid subsequent to year end. In addition, proceeds from the exercise of stock options in the amount of $372,500 and $1.04 million raised when the Company issued preferred stock provided for a portion of the Company's capital needs.

     Cash used to purchase property, plant and equipment during fiscal year 2000 was $681,300, compared to $86,500 in the prior year. The substantial increase was due to the SAN laboratory created by the SanOne division to test, evaluate, and demonstrate leading edge Storage Area Networking technology, as well as equipment and leasehold improvements to support the expansion of the San Initiative.

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

Product and Environmental Contingencies

     The Company is not aware of any material liabilities, either product or environmental related. Also refer to the environmental disclosure section of the mining properties segment under Item 2.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                See Consolidated Financial Statements.












                                       7




                   INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE

Independent Auditors' Reports...........................................   F-2

Consolidated Balance Sheets - For the Year Ended June 30, 2000 and 1999.   F-4

Consolidated Statements of Operations - For the Years Ended June 30,
2000 and 1999 ..........................................................   F-5

Consolidated Statement of Changes in Shareholders' Equity - For the
Years Ended June 30, 2000 and 1999 .....................................   F-6

Consolidated Statements of Cash Flows - For the Years Ended June 30,
2000 and 1999 ..........................................................   F-7

Notes to Consolidated Financial Statements..............................   F-9























                                      F-1

Semple & Cooper, LLP
Certified Public Accountants and Consultants
2700 North Central Avenue, Eleventh Floor
Phoenix, Arizona 85004
Telephone (602) 241-1500   Fax (602) 234-1867

                    INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Alanco Technologies, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Alanco Technologies, Inc and subsidiaries as of June 30, 2000 and the related consolidated statement of operations, changes in shareholders' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and subsidiaries as of June30, 2000, and the results of its operations, changes in stockholders' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Semple & Cooper LLP

SEMPLE & COOPER LLP
Certified Public Accounts

Phoenix, Arizona
September 29, 2000




                                      F-2



Hein + Associates LLP
Certified Public Accountants and Consultants
With offices in Houston, Dallas and Los Angeles.
Telephone (303) 298-9600   Fax (303) 298-8118
717 17th Street, Suite 1600
Denver, Colorado 80202-3330

                    INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Alanco Technologies, Inc.
Phoenix, Arizona

We have audited the consolidated balance sheet of Alanco Technologies, Inc. (formerly Alanco Environmental Resources Corporation) and subsidiaries as of June 30, 1999 and the accompanying related consolidated statement of operations, changes in shareholders' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Hein + Associates LLP

HEIN + ASSOCIATES LLP

Denver, Colorado
October 10, 2000



                                      F-3

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 AND JUNE 30, 1999

                                ASSETS                            June 30,
                                                                    2000             1999
                                                             ----------------  ---------------
CURRENT ASSETS
   Cash                                                      $       176,700   $      661,700
   Accounts receivable - trade, net of allowance for
      doubtful accounts of $24,400 and $29,400, respectively       1,078,300          714,100
   Notes Receivable, current                                       3,019,000          178,700
   Inventories                                                     1,112,700        2,069,700
   Prepaid expenses and other current assets                          38,300           68,800
                                                             ----------------  ---------------
         Total current assets                                      5,425,000        3,693,000

PROPERTY, PLANT AND EQUIPMENT, net                                   628,600        1,696,900

OTHER ASSETS:

   Intangible assets, net of accumulated amortization              1,558,000          199,600
   Notes Receivable, due beyond one year                             560,000              --
   Investment at cost                                              2,465,700              --
   Net assets held for sale                                          770,900        2,443,000
   Other assets                                                       26,000          123,500

         Total assets                                        $    11,434,200   $    8,156,000
                                                             ================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Capital lease obligations, current portion                $         1,400   $      320,500
   Notes payable, current                                            868,100           96,000
   Bank line of credit                                               498,500              --
   Accounts payable & Accrued expenses                             1,095,400          392,500
   Billings in excess of cost and est earnings                          --            173,400
                                                             ----------------  ---------------
         Total current liabilities                                 2,463,400          982,400

CAPITAL LEASE OBLIGATION, LONG-TERM                                     --              1,400

NOTES PAYABLE, LONG-TERM                                                --              8,000
                                                             ----------------  ---------------

         Total Liabilities                                         2,463,400          991,800
                                                             ----------------  ---------------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 8)

SHAREHOLDERS EQUITY
   Preferred Stock:
      Class A cumulative convertible preferred stock:
      5,000,000 shares authorized, of which 500,000 shares
      have been classified as Series B.  Series B issued
      and outstanding of 260,000 at June 30, 2000.                 1,040,000          --

      Class B cumulative preferred stock:
      20,000,000 shares authorized and not outstanding.              --               --

   Common Stock, no par value, 100,000,000 shares
      authorized; 6,762,300 and 5,119,700  shares
      issued, respectively                                        55,738,300       53,790,200
   Treasury stock, at cost; 157,200 shares in 1999                     --            (172,300)
   Accumulated deficit                                           (47,807,500)     (46,453,700)
      Total shareholders' equity                                   8,970,800        7,164,200
                                                             ----------------  ---------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    11,434,200   $    8,156,000
                                                             ================  ===============


The accompanying notes are an integral part of these financial statements.

                                               F4


ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED
                                                                     JUNE 30,
                                                               2000         1999
                                                           ------------- -----------

NET SALES                                                  $  2,828,600  $     --
                                                           ------------- -----------

OPERATING EXPENSES
   Direct service and cost of goods sold                      1,661,400        --
   Selling, general and administrative                        2,787,700     624,900
   Depreciation and amortization                                163,500      44,600
                                                           ------------- -----------

     Total operating expenses                                 4,612,600     669,500
                                                           ------------- -----------

   Loss from continuing operations                           (1,784,000)   (669,500)

OTHER INCOME (EXPENSE)
   Interest income                                               22,900      57,800
   Interest expense                                             (62,300)   (157,700)
   Other, net                                                    (2,200)     86,000
                                                           ------------- -----------
     Total other income (expense)                               (41,600)    (13,900)

LOSS FROM CONTINUING OPERATIONS                            $ (1,825,600) $ (683,400)
                                                           ------------- -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
   Operating Inc. (Loss) - Mining                               (29,500)    (77,000)
                         - Restaurant Equipment                (145,500)    705,900
                         - Pollution Control Products           231,700     175,800
                                                           ------------- -----------
     Total Operating Income - Discontinued Operations            56,700     804,700

   Pollution Control Products - Gain on Sale                    815,100        --
   Impairment of fryer unit equipment held for sale            (400,000)       --
                                                           ------------- -----------
     Total income from discontinued operations                  471,800     804,700
                                                           ============= ===========



NET INCOME (LOSS)                                          $ (1,353,800) $  121,300

INCOME (LOSS) PER SHARE - BASIC:
   Loss from continuing operations                         $      (0.31) $    (0.14)
   Income from discontinued operations                     $       0.08  $     0.16
       Net income (loss) per basic common share            $      (0.23) $     0.02

INCOME (LOSS) PER SHARE - DILUTED
   Loss from continuing operations                              N/A      $    (0.12)
   Income from discontinued operations                          N/A      $     0.14
       Net income (loss) per diluted common share               N/A      $     0.02

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC         5,906,305   5,016,085
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED         N/A       5,575,895


The accompanying notes are an integral part of these financial statements.

                                      F5

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1999 AND 2000



                                   COMMON STOCK               PREFERRED STOCK     TREASURY STOCK        ACCUMULATED
                                      SHARES       AMOUNT       SHARES   AMOUNT   SHARES      AMOUNT        DEFICIT        TOTAL
                                   ------------  ------------ --------- --------- ---------- --------- -------------  ------------
Balances July 1, 1998                5,050,700   $53,742,000      --    $    --       --     $  --     ($46,575,000)   $7,167,000
                                                                  --       --         --        --
     Stock issued for services          39,000        28,200      --       --         --        --           --            28,200
     Exercise of options                30,000        20,000      --       --         --        --           --            20,000
     Purchase of treasury stock         --           --           --       --       157,200  (172,300)       --          (172,300)
     Net income                         --           --           --       --         --        --          121,300       121,300
                                   ------------  ------------ --------- --------- ---------- --------- -------------  ------------

Balances, June 30, 1999              5,119,700   $53,790,200      --    $    --     157,200  (172,300)  ($46,453,700)  $7,164,200

     Stock issued for services          88,600       125,800      --       --         --        --           --           125,800
     Exercise of options               486,200       372,500      --       --         --        --           --           372,500
     Redemption of treasury stk       (157,200)     (172,300)     --       --      (157,200)  172,300        --           --
     Preferred stock issued             --           --         260,000 1,040,000     --        --           --         1,040,000
     Acquisitions                    1,225,000     1,536,300      --       --         --        --           --         1,536,300
     Services rendered & other                        85,800      --       --         --        --           --            85,800
     Net income                         --           --           --       --         --        --       (1,353,800)   (1,353,800)
                                   ------------  ------------ --------- --------- ---------- --------- -------------  ------------

Balances, June 30, 2000              6,762,300   $55,738,300    260,000 1,040,000        $0        $0  ($47,807,500)   $8,970,800
                                   ============  ============ ========= ========= ========== ========= =============  ============


The accompanying notes are an integral part of these financial statements.

                F6


ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           For the Years Ended June 30,
                                                                2000             1999
                                                         ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations          $    (1,825,600)  $     (683,400)
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                 414,200          459,900
   Gain on sale - discontinued operations                       (815,100)         --
   Impairment of Inventory                                       400,000          --
   Other                                                           2,200              400

   Increase/decrease in:
   Accounts receivable                                          (378,000)         478,400
   Cost & est earnings in excess of billing                      --               105,000
   Inventory                                                   1,691,400         (183,300)
   Net assets of disposed operations                            (983,400)         --
   Prepaid expenses and other assets                             164,500          103,900
   Accounts payable and accrued expenses                         (80,500)        (208,300)
   Billings in excess of costs and est earnings                 (173,400)             200
                                                         ----------------  ---------------

   Net cash provided by (used in) operations                  (1,583,700)          72,800

   Income from discontinued operations                           471,800          804,700
                                                         ----------------  ---------------

   Net cash provided by (used in) operating activities        (1,111,900)         877,500
                                                         ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                  93,900          170,500
   Collection of notes receivable                               (681,300)         (86,500)
   Purchase of property, plant and equipment                    (940,800)         --
   Investments                                                   (69,800)         --
   Net cash (forfeited)received from sale and
        acquisitions                                              (5,100)            (700)
                                                         ----------------  ---------------

                                                              (1,603,100)          83,300
                                                         ----------------  ---------------





The accompanying notes are an integral part of thse financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from borrowings                                    1,248,500          --
   Repayments on borrowings                                      (96,000)        (288,400)
   Capital leases                                               (335,000)        (975,300)
   Proceeds from sale of preferred stock                       1,040,000          --
   Proceeds from exercise of options                             372,500           20,000
   Purchase of treasury stock                                    --              (172,300)
                                                         ----------------  ---------------

   Net cash provided by (used in) financing activities         2,230,000       (1,416,000)
                                                         ----------------  ---------------

   Net increase (decrease) in cash                       $      (485,000)  $     (455,200)

CASH AND CASH EQUIVALENTS, beginning of year                     661,700        1,116,900
                                                         ----------------  ---------------

CASH AND CASH EQUIVALENTS, end of year                   $       176,700   $      661,700
                                                         ================  ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash paid for interest                                $        62,300   $      156,800
                                                         ================  ===============
   Stock issued for services                             $       125,800   $       28,200
                                                         ================  ===============
   Stock issued for acquisition of subsidiaries          $     1,536,300   $      --
                                                         ================  ===============
   Note received in sale of subsidiary                   $     3,495,000   $      --
                                                         ================  ===============
   Fryer units transferred - inventory to net assets
     held for sale and equipment to inventory in         $
     fiscal years 2000 and 1999, respectively                    675,000   $    1,346,000
                                                         ================  ===============
   Capital lease refinanced to note payable                      --        $      128,000
                                                         ================  ===============



The accompanying notes are an integral part of thse financial statements.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


1.  Nature of Operations and Significant Accounting Policies:

    Principles of Consolidation - The consolidated financial statements include the accounts of Alanco Technologies, Inc., (formerly Alanco Environmental Resources Corporation) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

    For the fiscal year ended June 30, 1999, the Company provided segment reporting for two continuing operating segments: Manufacturing of pollution control products and restaurant equipment. Mining segment assets had been reclassified to "net assets held for sale" at June 30, 1999.

    The Company implemented a restructuring plan during the current fiscal year by acquiring Arraid, Inc., a computer data storage company, in October 1999; instituting the November 1999 roll-out of a three-year storage area network (SAN) expansion plan; and the acquisition of a second computer data storage company, Excel/Meridian Data, Inc., effective June 1, 2000.

    Concurrently with the implementation of the restructuring plan, the Company established a formal plan to sell the assets of all previously reported business segments. At year end, the Company had either sold the mining, pollution control product and restaurant equipment assets or reclassified
    them as "net assets of discontinued operations held for sale."   Therefore,
    at June 30, 2000, the Company has continuing operations only in the computer data storage segment. The consolidated statement of operations for the year ended June 30, 1999 has been restated to reflect comparable segment revenues and operating results which were zero.

    Cash Equivalents _The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    Inventories - Inventories consist of purchased materials and parts, work-in-process, and finished goods. Inventories are stated at the lower of cost or market. Cost is calculated using the average-cost method.

    Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a 5- to 32-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Betterments or renewals are capitalized as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


    Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable approximate fair value. (See note below for fair value discussion of investments.)

    Intangible Assets - Intangibles consist of the excess of purchase price over fair value of net assets acquired (goodwill) in connection with the acquisition of its wholly-owned subsidiaries. Patent assets, previously classified as intangible assets and amortized over 17 years, have been reclassified as assets held for sale.

    Investments _ In September 1999, the Company sold its principal mining property known as the "COD mine" for convertible preferred stock in an entity. Based on preliminary, unaudited financial information the Company has received, the entity will require additional debt/equity financing to increase its mining production to achieve planned production levels on its
    existing operating mine. There is no assurance the entity will    receive
    the required additional debt equity financing. If the entity is unable to sufficiently develop the property or if ore reserves prove to be inadequate, the Company's preferred stock could ultimately have minimal value.

    Based upon a review of the information available and discussion with the entity's principals, management of the Company believes that the value of the underlying convertible preferred stock at year end equals or exceeds the carrying value of the mining property.

    Net Assets Held For Sale - During fiscal 2000, the Company implemented a plan to divest all non data storage assets and reinvest the proceeds into the computer data storage market. At June 30, 2000, the remaining assets of the Pollution Control Products and the Restaurant Equipment segments are classified as "net assets held for sale" and are valued at the lower of cost or market.

    Discontinued Operations _ During the quarter ended June 30, 2000, management adopted a formal plan of disposal for the Company's Pollution Control Product segment and the Restaurant Equipment segment assets. A formal plan of disposal for the mining segment assets, which were sold during the current fiscal year, had been adopted a year earlier and appropriately, mining assets at June 30, 2000 were presented as "net assets held for sale."

    Based upon the formal plan of disposal adopted, management concluded that income or loss from operations and any gain from the disposal of the segment assets should be reported separately from the Company's results of continuing operations. Therefore, the results of operations for the segments identified above, as well as the gain on the sale of a substantial portion of the pollution control product assets, are presented as "Discontinued Operations" for the years ended June 30, 2000 and 1999, respectively.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


    Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

    The Company makes significant assumptions concerning the realizability of its deferred tax, investments and "assets held for sale." Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that its estimates in connection with these items could be further materially revised within the next year.

    Impairment of Intangible and Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated discounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. During fiscal 2000, a $400,000 asset impairment charge related to the fryer equipment units was recorded.

    Revenue Recognition - The Company recognizes revenue from computer storage area network equipment sales , net of anticipated returns, at the time products are shipped to customers, or at the time service is provided. Revenues from material long-term contracts are recognized on the percentage-of-completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to costs and income, and were recognized in the period in which the revisions were determined.

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

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

    Foreign Currency Translation - The Company has one foreign entity whose functional currency is the U.S. dollar and translates monetary assets and liabilities at year-end exchange rates. Non-monetary items are translated at historical rates. Income and expense amounts are translated at the average rates in effect during the year, except for depreciation, which is translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign currency gains (losses) for the years ended June 30, 2000 and 1999 were immaterial.

    Income (Loss) Per Share - The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In fiscal 1999, diluted common and common equivalent shares outstanding includes 1,127,033 common equivalent shares consisting of stock options and warrants, determined using the treasury stock method. Basic and diluted EPS were the same for fiscal 2000 as the Company had losses from operations and therefore, the effect of all potential common stock equivalents was antidilutive. Stock options representing 2,721,754 shares were outstanding at year-end with exercise prices ranging between $13.23 and $0.43. The weighted average exercise price for all outstanding options was $1.15.

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

    Concentrations of Credit Risks and Significant Customers - The Company sells products and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

    During the current fiscal year, the Company had one customer in the computer data storage segment that accounted for 10.6% of that segment's sales and represented 11.2% of the consolidated accounts receivable balance at June 30, 2000. During fiscal year 1999, the Company did business with one customer in the food equipment sales segment whose sales comprised 18% of consolidated sales. This customer also accounted for approximately 17% of consolidated accounts receivable at fiscal year end 1999.
                                       F-12

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


    Segment Information - In 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the data storage segment as the only continuing operation unit of the Company. All assets related to previously disclosed segments have either been sold during the year or have been classified as "net assets of discontinued operations held for sale" at June 30, 2000.

    Reclassification - Certain reclassifications have been made to conform fiscal 1999 financials to the presentation in fiscal 2000. The reclassifications had no effect on net income.

2.  Liquidity:

    During fiscal 2000, the Company incurred significant losses and has experienced significant losses in prior years. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, it believes that its capital resources will be adequate to maintain and realize its business strategy. Should, however, the Company incur future losses or additional working capital is not obtained through either long-term debt or equity capital, it could adversely affect future operations.

    The company sold its principal mining asset in September of 1999 to Gold & Minerals, Inc. in exchange for $4.5 million of G&M Series A, 10% Cumulative, Convertible Preferred Stock. Based upon G&M projected operating results and a review of the major G&M mining operation, management believes the sale offered the best opportunity for the Company to maximize the return on its mining assets; however, there can be no assurance as to when the Company will liquidate the investment, or as to what value the Company will receive upon liquidation of the G&M Preferred Stock. Furthermore, based on preliminary unaudited financial information the Company has received, G&M will require additional debt/equity financing to increase its mining production to achieve planned production levels on its existing operating mine. There is no assurance G&M will receive the required additional debt/equity financing. If G&M is unable to sufficiently develop the property or if ore reserves prove to be inadequate, the Company's preferred stock could ultimately have minimal value. (See Subsequent Events Foot Note 14)

3.   Net Assets Held for Sale:

    During fiscal 2000, management of the Company formally adopted a plan to actively pursue the sale of all business segment assets not related to the computer data storage segment. The assets to be sold included the pollution control product assets and restaurant equipment assets. The mining
                                       F-13

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


    assets had been classified as "net assets held for sale" as of June 30, 1999. The mining assets and a significant portion of the Pollution Control Products assets were sold during the current fiscal year. At June 30, 2000 the Company had classified the remaining pollution control assets and the restaurant equipment assets as "net assets held for sale."

    Based upon management's decision to pursue the sale of all assets not related to the computer data storage, only revenues for the computer data storage segment were considered as continuing operations. For the year ended June 30, 2000, the segment operating results of Pollution Control Products, Food Distribution, and Mining were considered as discontinued operations.

4   Notes Receivable

    Notes receivable at June 30, 2000 and 1999 consisted of the following:

                                                    2000            1999
                                                ------------    ------------
     Note receivable _ PMM (net of allowance)    $      --       $  100,500
     Note receivable _ sale of assets            2,895,000
     Note receivable _ sale of assets holdback     600,000
     Note receivable _ other                        84,000           78,000
                                                ------------    ------------
                                                 3,579,000          178,700
     Less - current portion                     (3,019,000)        (178,700)
                                                ------------    ------------
     Notes receivable - long-term               $  560,000       $       --

    As part of the Company's investment in PMM, a subsidiary that was sold in fiscal 1996, the Company agreed to indemnify certain unrelated third parties against losses on their continuing guarantees on leased facilities and equipment. As a result of these guarantees, the Company loaned PMM a total of $771,600 at prime plus 2%, with interest paid quarterly. The notes have been in default since June of 1998. The Company had provided an allowance for uncollectible amounts at June 30, 1999 of $671,100. The Company does not believe the notes are collectible and has elected to increase the allowance for uncollectible amounts at June 30, 2000 to $771,600, the value of the entire amount due under the note.

    The Company sold a principal asset in the Pollution Control Products segment with an effective date of June 30, 2000. To properly record the sale, two notes receivable were recorded. First, a note, without interest, was recorded to represent the cash amount that was received at closing, subsequent to year end, of $2,895,000. A second, seven-year, $600,000 note receivable was recorded to represent the balance of the purchase price due to the Company. The note has a variable interest rate from prime plus 1% to prime plus 4% and is being amortized over a 10-year period with a balloon payment due on or before July 5, 2007. At June 30, 2000, $560,000 of the note was classified as note receivable, long-term.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


5.    Inventories
      Inventories consisted of the following at June 30:

                                        2000             1999
                                 -------------   -----------------
    Raw materials and purchased  $  1,008,100     $       380,800
    parts
    Work-in-process                    87,100             243,100
    Finished goods                     17,500             144,100
    Fryer equipment                   675,000           1,301,700
                                 -------------   -----------------
    Total                           1,787,700           2,069,700

    Less transfer of fryer
    equipment to net assets           675,000              --

    held for sale                $  1,112,700     $     2,069,700
                                 =============   =================

    During the fourth quarter of fiscal year ended June 30, 2000, the Company reclassified the remaining fryer units from inventory to "assets held for sale" and recorded a charge for asset impairment of $400,000. The amount of fryer units held at June 30, 2000, net of the $400,000 impairment charge, totaled $675,000.

6.  Property and Equipment:

    At June 30, property plant and equipment consists of the following:

                                             2000              1999
                                       -------------    ----------------
        Land                           $     --          $      60,200
        Buildings                            --              1,373,600
        Machinery and equipment            485,300           1,106,500
        Furniture and office equipment     365,100             477,900
        Leasehold improvements              89,300               --
                                       -------------    ----------------
                                           939,700           3,018,200
        Less accumulated depreciation     (301,000)         (1,321,300)
                                       -------------    ----------------

                Net Book Value         $    628,600      $   1,696,900
                                       =============    ================

    Related depreciation expense for the years ended June 30, 2000 and 1999, was $414,200 and $416,300, respectively.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


7. Uncompleted Contracts:

   The following applies to contracts in progress as of June 30, 1999:

   Costs incurred on uncompleted contracts             $     780,200
   Estimated earnings                                        610,100
                                                      ---------------
                                                           1,390,300
   Billings to date                                       (1,563,700)
                                                      ---------------
     Billings in excess of costs and estimated
                 Earnings on uncompleted contracts      $   (173,400)
                                                      ---------------

8.  Notes Payable And Bank Line of Credit:
    During fiscal 1999, the Company renegotiated four capital lease obligations into a $12,000 cash payment and a note payable of $128,000. The transaction resulted in the Company recognizing a gain of $27,800. The note is payable in monthly installments of $8,000 with a 0% interest rate and matures July 2000. As of June 30, 2000 and 1999, the balance due was $8,000 and $104,000 ($8,000 classified as long-term), respectively.

    The Company had a $750,000 short-term note, 10% per annum, payable at June 30, 2000, relative to the June 2000 acquisition of Excel/Meridian Data, Inc. The note maturity was tied to the sale of the Company's pollution control products asset, which closed subsequent to year-end. The note was paid in full during the quarter ended September 30, 2000.

    The Company assumed a note payable to a bank as part of the Excel/Meridian Data, Inc. acquisition. The note bears interest at the rate of 11.5% per annum and had a balance due at June 30, 2000 of $110,100. The note is collateralized by inventory and accounts receivable of Excel/Meridian Data, Inc. The terms of the acquisition technically resulted in the accelerated maturity of the note. The Company is continuing to make monthly payments of interest and principal of $4,635 and is negotiating repayment terms with the bank. Due to the accelerated maturity of the note, the entire balance is classified as current.

    The Bank Line of Credit balance at June 30, 2000 was $498,500. This balance represents borrowing under a new one-year $1,000,000 Bank Line of Credit Agreement ("Agreement") dated September 9, 1999. The formula-based line of credit is based upon accounts receivables and inventory values and has an interest rate of prime plus 1.5%. The Agreement expired in September 2000 and was extended by the bank to November 7, 2000 under existing terms. Due to the acquisitions of Excel/Meridian Data Corporation at the end of fiscal year 2000, and the sale of Alanco Environmental Manufacturing, Inc. ("AEMI"), subsequent to year-end but effective June 30, 2000, the Agreement is being renegotiated to reflect the change in assets. The entire balance under the Agreement was repaid subsequent to June 30, 2000.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

9.  Commitments and Contingencies:

    The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire through fiscal year 2002. The Company also leases certain equipment under non-cancelable capital lease arrangements. Future minimum payments under non-cancelable operating leases are $155,600 and $29,600 for fiscal year 2001 and 2000, respectively.

10. Acquisitions:

    The Company acquired two companies in the computer data storage industry, Arraid, Inc., effective October 1, 1999 and Excel/Meridian Data, Inc., effective June 1, 2000, for a combined purchase price, consisting of cash and stock, valued at approximately $2.73 million. Both acquisitions were recorded using the purchase method of accounting and resulted in goodwill, representing the value of the purchase price in excess of net assets acquired. The value of goodwill as of June 30, 2000 was $1,606,000, with accumulated amortization of $48,000.

11. Preferred Stock:

    The Company is authorized to issue a total of 5,000,.000 shares of Class A cumulative convertible preferred stock and 20,000,000 shares of Class B cumulative preferred stock. These shares may be issued in such series and preferences as determined by the Board of Directors

12. Shareholders' Equity:

    Preferred Shares -During fiscal year 2000, the Company issued 260,000 shares of series B cumulative preferred stock ("Series B") to accredited investors at $4.00 per share for a value received of $1,040,000. The shares are characterized as "restrictive securities" under the federal securities laws in-as-much as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances.

    Holders of shares of Series B shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 15% per annum based upon a per share value of $5 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind".

    The holders of shares of series B convertible preferred stock shall be entitled to vote upon matters submitted to shareholders, in the same manner and with the same effect as the holders of shares of common stock, voting together with the holders of common stock as a single class. Holders of series B shall have that number of votes equal to the number of shares of Common Stock into which such preferred stock is convertible as of the record date.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

     Common Shares - In November 1999, the Company's shareholders authorized the Company's Board of Directors to effect, if the Board believes necessary, up to a 1 for 3 reverse stock split at a future date through October 2000. As of June 30, 2000 no split was effected.

    Warrants - During fiscal 1998, the Company issued 60,715 warrants to a director for consideration of a $300,000 line-of-credit. These warrants expire in five years and are exercisable at $2.80 per share. During fiscal year ended 2000, the Company issued a total of 50,000 warrants to two consultants for services rendered. 25,000 of the warrants are exercisable at $3.00 per share and expire in February 2003. The remaining 25,000 warrants are exercisable at $1.75 and expire in October of 2004.

    Stock Options - In 1995, the Company adopted an Incentive Stock Option Plan that authorizes the issuance of up to 142,858 shares of common stock. Pursuant to the plan, the Company may only grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant. Each option must be granted within five years from the effective date of the Plan. The term of the options may not exceed five years. As of June 30, 2000, the Company has granted all available options under the plan, of which all have vested, 73,000 have been exercised, and the balance have been canceled. Options outstanding for this plan at June 30, 2000 have exercise prices that range from $.50 to $13.23.

    In 1996, the Company adopted a Directors and Officers Stock Option Plan (1996 D&O Plan). Only executive officers and directors of the Company shall be eligible to be granted options under this plan. An aggregate of 107,143 shares of common stock are reserved for issuance under this plan. The exercise price of the options will be 60% of the NASDAQ closing bid price per share on the date of grant or such other price the Board of Directors may determine. Each option must be granted within five years from the effective date of the plan and the term may not exceed five years. No one officer or director shall have more than 21,429 options granted under this plan. As of June 30, 2000, the Company had granted options under the 1996 D&O Plan to purchase 106,074 shares of which all options are vested. Exercise prices for the directors and officers options outstanding at June 30, 2000 range from $1.00 to $6.30.

    In 1998, the Company adopted another Directors and Officers Stock Option Plan (1998 D&O Plan) which authorizes the issuance of up to 750,000 shares of common stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2000, the Company has granted options under the Plan to purchase 750,000 shares, of which all have vested and 370,000 have been exercised. Options outstanding for this Plan at June 30, 2000 have exercise prices that range from $.50 to $1.75.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

    In 1998, the Company also adopted another Incentive Stock Option Plan (1998 Stock Option Plan) that authorizes the issuance of up to 750,000 shares of common stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the common stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2000, the Company has granted options under the plan to purchase
    830,500 shares, of which 125,500 have been canceled, 23,750 have been exercised, and 384,750 have been vested. Options outstanding for this Plan at June 30, 2000 have exercise prices that range from $.50 to $3.36.

    During fiscal 2000, the Company adopted another Directors and Officers Stock Option Plan (1999 D&O Plan) which authorizes the issuance of up to 500,000 shares of common stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2000, the Company has not granted any options under the Plan.

    In fiscal 2000, the Company also adopted another Incentive Stock Option Plan (1999 Stock Option Plan) that authorizes the issuance of up to 1,500,000 shares of common stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the common stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2000, the Company has granted options under the plan to purchase 471,000 shares, of which 25,000 have been canceled, none have been exercised, and none are vested.
    Options outstanding for this Plan at June 30, 2000 have exercise prices that range from $1.25 to $3.36.

    The Company also has granted options to officers and other employees outside of any plan as an inducement at the time of their employment. As of June 30, 2000, the Company has granted options under the plan to purchase 2,035,000 shares of which 1,110,000 have vested and 25,000 options have expired. Exercise prices for these options outstanding at June 30, 2000 range from $.43 to $4.69.
                                       F-19

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


    The following is a table of activity of all options:
                                                            Weighted
                                                             Average
                                        Number of           Exercise
                                          Shares               Price
                                       ------------     -------------
   Options Outstanding, June 30, 1998      131,080          $ 7.01

       Granted                           1,355,000             .44
       Granted                             715,000             .84
       Exercised                           (30,000)            .67
       Canceled                           (147,505)           4.29
                                       ------------     -------------

   Options Outstanding, June 30, 1999    2,023,575        $    .73

       Granted                           1,261,500            1.79
       Exercised                          (484,250)            .77
       Canceled                            (79,071)           2.23
                                       ------------     -------------


   Options Outstanding, June 30, 2000    2,721,754        $   1.15


    For all options granted during 2000 and 1999, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average of their fair market price was $2.00. At June 30, 2000, options for 1,850,629 shares were exercisable and options for the remaining shares become exercisable within the next two years. If not previously exercised, options outstanding at June 30, 2000 will expire as follows:


                                                             Weighted
                                                              Average
                                                Number of    Exercise
        Year of Expiration                         Shares       Price
        ------------------                    ----------- -------------

        2001                                        1,429 $  13.23
        2002                                       45,858     3.46
        2003                                       35,717     5.22
        2004                                       31,500      .94
        2005                                      100,000     1.25
        2009                                    1,438,750      .51
        2010                                    1,068,500     1.76
                                               ---------- -------------
                                                2,721,754 $   1.15

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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


                                                     Year Ended June 30,
                                                      2000           1999
                                                 --------------  ------------
    Net income (loss) applicable to
     common stockholders:
            As reported                          $  (1,358,800)  $   121,300
            Pro forma                            $  (2,350,400)  $  (908,300)
    Net income (loss) per common share
    - basic
            As reported                          $       (0.23)  $      0.02
            Pro forma                            $       (0.40)  $     (0.18)
    Net income (loss) per common share
    - diluted
            As reported                                 N/A      $      0.02
            Pro forma                                   N/A      $     (0.18)

   The fair value of each employee option granted in 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                Year Ended June 30,

                                                   2000      1999
                                              -----------  ----------

      Expected volatility                        81.25%      108%
      Risk-free interest rate                      6.0%      4.9%
      Expected dividends                              -         -
      Expected terms (in years)                      10       7.8

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

13. Income Taxes:

    The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the year ended June 30:

                                              2000          1999
                                           ----------   ------------
              Statutory rate                 34.0%         (34.0%)
              State income taxes, net of
                Federal income tax benefit    3.3%          (3.3%)
              Increase (reduction) in
                valuation allowance
                related to net operating
                loss carry-forwards and
                change in temporary
                differences                 (37.3%)         37.3 %
                                           ----------   ------------

                                                0%            0%

    The components of the net deferred tax asset recognized as of June 30 are as follows:

                                               2000           1999
                                          ------------     ------------
           Long-term deferred tax assets
              (liabilities):
                Net operating loss
                 carryforwards            $ 8,324,000    $   7,968,000
                Goodwill                    1,364,000        1,364,000
                Mining properties           1,702,000        1,702,000
                Equipment and other           (36,000)         (57,000)
                Other                          10,000           21,000
                Less: Valuation allowance (11,364,000)     (10,998,000)
                                          ------------   --------------
                  Net long-term deferred  $         -    $          --
                     tax asset
                                          ============   ==============

    The valuation allowance was increased by $366,000 for the year ended June 30, 2000.

    At June 30, 2000, the Company had net operating loss carryforwards for Federal tax purposes of approximately $22,231,700. The loss carryforwards, unless utilized, will expire from 2000 through 2020.

14. Subsequent Events:

    Alanco Beijing. During September of 2000, the Company reached a preliminary agreement in principle for the sale of Alanco Beijing and the patented CDSI technology (a patented technology described below) for cash and notes receivable valued significantly higher than the net asset value of the assets to be sold. The sale is contingent on the Company receiving a specific contract from a customer located in the Republic of China.
    This sales transaction is anticipated to close

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

    in the second quarter. The assets involved in this transaction, including Alanco Beijing and the CDSI patented technology, are classified as "assets held for sale" on the June 30, 2000 Consolidated Balance Sheet.

    COD Mining Assets. During September 2000, Gold and Minerals Company ("GMC"), the purchaser in September 1999 of 13 separate mining claims and mining equipment related to the Company's COD Mine in Mohave County, Arizona, notified the Company that the Quit Claim Deed executed to transfer ownership of the mining claims to GMC was not considered acceptable for proper filing by the Bureau of Land Management ("BLM"). BLM records reflected that, although the Company had leaseholder rights relative to the COD mining claims, the direct ownership was still registered in the names of the three individuals from whom the Company had purchased the mining claims in 1993.

    Company records confirm the Company had acquired ownership of the mining claims in question in 1993. The Quit Claim Deeds from the sellers of the mining claims should have been recorded at the County Courthouse and with BLM. The Company has been unable to locate the original Quit Claim Deeds and, due to the County's ineffective system for retrieving filed quit claim deeds has been unable to determine that the deeds were filed with the County. A review of BLM records indicates that Quit Claim Deeds had not been filed with the BLM. The Company is continuing efforts to document deed title transfer through discussion with prior management, review of court records and prior audit documentation. Management believes its efforts to provide the appropriate documentation will be successful in the near future.

    Management has reviewed the 1999 agreement for the sale of COD mining assets with legal counsel and is confident the Company has not breached the agreement. In addition, the Company is confident the ownership of the 13 mining claims in question will be verified, or that such ownership will be established through court proceedings. Therefore, no modification has been made to the carrying value of the investment as presented in the financial statements as of June 30, 2000.

15. Segment Information:

    For the fiscal year ended June 30, 1999, the Company has provided segment reporting for three continuing operating segments: Manufacturing of pollution control products, restaurant equipment and mining. Mining segment assets had been reclassified to "net assets held for sale" at June 30, 1999.

    During fiscal year 2000, the Company established a formal plan to sell the assets of all previously reported business segments. At year end, the Company had sold the mining assets and a significant portion of the pollution control products assets. The balance of the pollution control products assets and restaurant equipment assets were reclassified to "net assets held for sale" at June 30, 2000. Only operations of the computer data storage segment are included in continuing operations for fiscal year 2000

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE             NONE

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 2000.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 27, 2000.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Exhibits

     (10)       Form of "Convertible Preferred Stock Subscription and Purchase
                 Agreement"
     (21)       Subsidiaries of the Registrant
     (27)       Financial Data Schedule

B.   Schedules                     NONE

C.   Reports on Form 8-K           NONE

Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

EXHIBIT (21) SUBSIDIARIES OF THE REGISTRANT

NAME                                                  STATE OF INCORPORATION
----------------------------------------------------  ----------------------

Arraid, Inc.                                           Arizona

Excel/Meridian Data, Inc.                              Arizona

Alanco Environmental Technology, (Beijing) Co. Ltd.    People's Republic of
                                                       China

Fry Guy Inc.                                           Nevada
                                       8



  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Alanco Technologies, Inc.

DATE: October 10, 2000
                                   /s/Robert R. Kauffman
                                   -------------------------------
                                   Robert R. Kauffman, CEO,
                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME                     TITLE                     DATE

/s/Robert R. Kauffman          Director &                October 10, 2000
-------------------------      Chief Executive Officer
Robert R. Kauffman

/s/James T. Hecker             Director                  October 10,2000
-------------------------
 James T. Hecker

/s/Harold S. Carpenter         Director                  October 10, 2000
-------------------------
 JamesHarold S. Carpenter

/s/Thomas C. LaVoy             Director                  October 10, 2000
-------------------------
Thomas C. LaVoy

/s/Steven P. Oman              Director                  October 10, 2000
-------------------------
Steven P. Oman

/s/Kenneth M. Julien           Director                  October 10, 2000
-------------------------
Kenneth M. Julien

/s/John A. Carlson             Director  &               October 10, 2000
-------------------------      Chief Financial Officer
John A. Carlson


                                Transfer Agent
                       Computershare Trust Company, Inc.
             (Formerly American Securities Transfer & Trust, Inc.)
                      12039 W. Alameda Parkway, Suite Z-2
                              Lakewood, CO 80228
                               (303) 986-5400