Form 10QSB
period 2000-09-30
ALANCO TECHNOLOGIES INC
filed 2000-11-21
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . .September 30, 2000
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347


                           ALANCO TECHNOLOGIES, INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)
         (Formerly reporting as Alanco Environmental Resources, Inc.)

                Arizona                             86-0220694
        --------------------------------------------------------------
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)        Identification No.)

        15900 North 78th Street, Suite 101, Scottsdale, Arizona  85260
     --------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                                (408) 607-1010
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES   XX     NO
                                     -----       -----

     As of November 12, 2000 there were 6,777,944 shares of common stock outstanding.

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



                           ALANCO TECHNOLOGIES, INC.
                                     INDEX


                                                                 Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                    September 30, 2000 and June 30, 2000  . . . . . . 3
               Consolidated Statements of Operations
                    For the three months ended September 30,
                    2000 and 1999 . . . . . . . . . . . . . . . . . . 4
               Consolidated Statements of Cash Flows
                    For the three months ended September 30,
                    2000 and 1999 . . . . . . . . . . . . . . . . . . 5
               Notes to Consolidated Financial Statements . . . . . . 7
                    Note A - Basis of Presentation
                    Note B - Inventories

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . 8


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . 9

     Item 4.   Submission of Matters to a Vote of Security
               Holders  . . . . . . . . . . . . . . . . . . . . . . . 9

     Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . .10

     Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . .10






















ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000

ASSETS
                                                                          Sept 30, 2000     June 30, 2000
                                                                        ----------------- ------------------
CURRENT ASSETS
     Cash                                                               $        822,100  $         176,700
     Accounts receivable, net                                                  1,644,700          1,078,300
     Notes receivable, current                                                   122,000          3,019,000
     Inventories                                                               1,053,200          1,112,700
     Prepaid expenses and other current assets                                   128,100             38,300
                                                                        ----------------- ------------------
          Total current assets                                                 3,770,100          5,425,000
                                                                        ----------------- ------------------

PROPERTY, PLANT AND EQUIPMENT, net                                               677,100            628,600

OTHER ASSETS
     Intangible assets, net of accumulated amortization                        1,528,200          1,558,000
     Notes Receivable, due beyond one year                                       557,100            560,000
     Investment at cost                                                        2,465,700          2,465,700
     Net assets held for sale                                                    811,000            770,900
     Other assets                                                                 17,500             26,000
                                                                        ----------------- ------------------

TOTAL ASSETS                                                            $      9,826,700  $      11,434,200
                                                                        ----------------- ------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                     $                 $
     Accounts payable & accrued expenses                                         968,100          1,095,400
     Capital lease obligations, current portion                                 --                    1,400
     Notes payable, current                                                      102,900            868,100
     Bank line                                                                  --                  498,500
                                                                        ----------------- ------------------
          Total  Liabilities                                                   1,071,000          2,463,400
                                                                        ----------------- ------------------

SHAREHOLDERS' EQUITY
     Preferred Stock:
          Class A, cumulative convertible preferred stock;
          5,000,000 shares authorized, of which 500,000
          have been classified as Series B.  Series B
          issued and outstanding of 270,000 at 9/30/00                         1,080,000          1,040,000

          Class B, cumulative preferred stock:  2,000,000
          authorized and none outstanding                                       --                 --

     Comon Stock, no par value, 100,000,000 shares
          6,777,944 and 6,762,300 shares issued,
          respectively                                                        55,750,600         55,738,300

     Accumulated deficit                                                     (48,074,900)       (47,807,500)
                                                                        ----------------- ------------------
          Total shareholders' equity                                           8,755,700          8,970,800
                                                                        ----------------- ------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                $      9,826,700  $      11,434,200
                                                                        ================= ==================



The accompanying notes are an integral part of these financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE 3 MONTHS ENDED
                                                                           SEPTEMBER 30,

                                                                      2000             1999
                                                              ------------------ ----------------
NET SALES                                                     $       2,746,400  $      --

OPERATING EXPENSES
   Direct service and cost of goods sold                              1,575,800         --
                                                              ------------------ ----------------
        Gross margin                                                  1,170,600         --
                                                              ------------------ ----------------

   Selling, general and administrative                                1,467,300          151,200
                                                              ------------------ ----------------

        Loss from continuing operations                                (296,700)        (151,200)

        Other income (expense)                                           (7,700)          (6,200)
                                                              ------------------ ----------------

LOSS FROM CONTINUING OPERATIONS                                        (304,400)        (157,400)

INCOME FROM DISCONTINUED OPERATIONS                                      37,000           37,600
                                                              ------------------ ----------------

NET LOSS                                                      $        (267,400) $      (119,800)
                                                              ================== ================

INCOME (LOSS) PER SHARE
   Loss from continuing operations                            $           (0.05) $         (0.03)
   Income from discontinued operations                                     0.01             0.01
                                                              ------------------ ----------------

        Net income (loss) per basic common share              $           (0.04) $         (0.02)
                                                              ================== ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             6,766,973        5,049,225
                                                              ================== ================





The accompanying notes are an integral part of these financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                     For the Quarters ended Sept. 30,

                                                                          2000             1999
                                                                   ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations                            $       (304,400) $      (157,400)
    Adjustments to reconcile net income to net
       Cash provided by (used in) operating activities:
       Depreciation and amortization                                         82,000           54,300

       Other                                                                  7,300             (200)

    (Increase) decrease in:
       Accounts receivable                                                 (566,500)           5,700
       Inventory                                                             59,600           60,400
       Net assets of disposed operations                                    (40,100)        --
       Prepaid expenses and other assets                                    (89,800)          40,900

    (Increase ) decrease in:
       Accounts payable and accrued expenses                               (127,200)         164,500
       Billings and excess of costs and estimated earnings                 --                (31,200)
                                                                   ----------------- ----------------

    Net cash provided by (used in) operations                              (979,100)         137,000
                                                                   ----------------- ----------------

    Income from discontinued operations                                      37,000           37,600
                                                                   ----------------- ----------------

    Net cash provided by (used in) operating activities                    (942,100)         174,600
                                                                   ----------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Collection of notes receivable                                        2,900,000         --
    Purchase of property, plant and equipment                               (96,400)          (2,800)
    Other                                                                  --                (31,200)
                                                                   ----------------- ----------------

    Net cash provided by (used in) investing activities                   2,803,600          (34,000)
                                                                   ----------------- ----------------





ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                     For the Quarters ended Sept. 30,

                                                                          2000             1999
                                                                   ----------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment on borrowings                                        $     (1,263,700) $      (155,900)
    Repayment of capital leases                                              (1,400)        --
    Proceeds from sale of preferred stock                                    40,000         --
    Proceeds from exercise of options                                         9,000          307,500
                                                                   ----------------- ----------------

    Net cash provided by (used in) financing activities                  (1,216,100)         151,600
                                                                   ----------------- ----------------

NET INCREASE IN CASH                                               $        645,400  $       292,200

CASH AND CASH EQUIVALENTS, beginning of quarter                    $        176,700  $       661,700
                                                                   ----------------- ----------------

CASH AND CASH EQUIVALENTS, end of quarter                          $        822,100  $       953,900
                                                                   ================= ================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

    Cash paid for interest                                         $         20,199  $       156,800
                                                                   ================= ================

    Value of stock issued for services                             $          3,307  $        28,200
                                                                   ================= ================









The accompanying notes are an integral part of these financial statements

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 2000

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 2000, Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of September 30, 2000, and for all periods presented. The results of operations for the three months ending September 30, 2000, are not necessarily indicative of the operating results to be expected for an entire year.

     All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note B - Inventories

     Inventories have been recorded at the lower of cost or market. The composition of inventories as of September 30, 2000, and June 30, 2000, is listed below:

                                       September 30, 2000      June 30, 2000
                                       ------------------     ---------------

     Finished goods                       $  703,600             $1,008,100
     Work-in-process                          88,700                 87,100
     Raw material                            260,900                 17,500
                                       ------------------     ---------------
                                          $1,053,200             $1,112,700
                                       ==================     ===============

     Fryer equipment held for sale        $  631,500             $  675,000
                                       ==================     ===============


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Results of Operations - Three months ended 9/30/2000 versus 9/30/1999

     In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues for fiscal quarter ended September 30, 2000 to revenues from its Computer Data Storage segment, the only operation classified currently as a continuing operation. To maintain comparability, certain balances from the Consolidated Statement of Operations and Consolidated Statement of Cash Flow for the quarter ended September 30, 1999 have been restated.

     Consolidated revenue for the quarter ended September 30, 2000 was $2,746,400 compared to zero for the comparable quarter of the previous year. All revenues that were reported in the previous fiscal year were generated from business segments that had been classified as "Discontinued Operations" at September 30, 2000 and therefore omitted for comparable reporting purposes. Consolidated revenue for the quarter ended September 30, 2000 include revenues
                                       7

from Excel/Meridian Data, Inc. ("Excel/Meridian"), an material acquisition that
was effective in June of 2000.   If the acquisition had been effective during
the quarter ended September 30, 1999, the reported consolidated revenues related to Excel/Meridian would have been approximately $1,793,300.

     The Company reported a net loss from continuing operations for the current quarter of $304,400, or $.05 per share, compared to a net loss of $157,400, or $.03 per share, for the comparable quarter in 1999. The net loss from continuing operations for the quarter ended September 30, 2000 was attributable primarily to planned operating investment related to the implementation of the SanOne Storage Area Network (SAN) market development initiative. The consolidated loss from continuing operations for fiscal quarter ended September 30, 1999 represented principally unallocated corporate costs incurred, since all prior year operating segments had been reclassified to "Discontinued Operations" and appropriately segregated on the Consolidated Statement of Operations.

     The Consolidated Statement of Operations for the quarter ended September 30, 2000 reflected income from discontinued operations of $37,000, or $.01 per share, compared to income from discontinued operations of $37,600, or $.01 per share, for the comparable quarter in 1999.

     Selling, general and administrative expenses for the current quarter increased to $1,467,300, compared to $151,200 incurred in the comparable quarter of 1999. The increase was attributable primarily to planned operating investment related to the implementation of the SanOne Storage Area Network
(SAN) market development initiative.

2.   Liquidity and Capital Resources

     The Company's current assets at September 30, 2000 exceeded current liabilities by $2.7 million, or a current ratio of 3.4 to 1, compared to a current ratio of 2.2 to 1 at Fiscal Year End June 30, 2000. The increase in current ratio resulted primarily from the reductions in notes receivable related to the sale of the Company's Pollution Control Products subsidiary and the repayment of a note payable related to the acquisition of Excel/Meridian Data, Inc., which was effective on June 1, 2000.

     Cash used in continuing operations was approximately $979,100 for the quarter, an increase of $1,116,100 when compared to cash provided from continuing operations of $137,000 for the comparable quarter ended September 30, 1999. The increase in cash used in continuing operations was due primarily to increases in losses from continuing operations, increases in accounts receivable and decreases in accounts payable and accrued expenses.















     During the quarter the Company collected $2,900,000 in notes receivable associated with the sale of the Company's subsidiary mentioned above, and repaid $1,263,700 in borrowings.


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS - none


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of Alanco Technologies, Inc. was held on November 10, 2000. During the meeting, the nominees for members of the Board of Directors were elected (Proposal #1), with all directors receiving at least 5,559,184 votes, or 76% of the shares outstanding as of the record date.

     The following additional proposals were voted upon with the indicated results:

     Proposal #2 Authorize the Board of Directors to declare,
                 only if necessary, a reverse split of up to
                 3 to 1.
                                          Shares
                                          ------
                 For                    5,455,565
                 Against                  345,118
                 Abstain                   37,655






























     Proposal #3 Approval of the Alanco 2000 Stock Option Plan
                                          Shares
                                          ------
                 For                    2,330,453
                 Against                  122,519
                 Abstain                    4,756
                 Broker not voted       3,380,610

     Proposal #4 Approval of the Alanco 2000 Directors and Officers
                 Stock Option Plan.
                                          Shares
                                          ------
                 For                    2,072,370
                 Against                  131,836
                 Abstain                  251,380
                 Broker not voted       3,382,752

  Item 6.  EXHIBITS

     (A)  (27)Financial Data Schedule

     (B)   Reports on Form 8-K - none

     (C)   Reports on Form S-8 - none




                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                               ALANCO TECHNOLOGIES, INC.
                                                    (Registrant)



                                                  /s/John A. Carlson
                                                 ----------------------
                                                  John A. Carlson
                                                  Chief Financial Officer


Date: November 17, 2000













