Form 10QSB
period 2000-12-31
ALANCO TECHNOLOGIES INC
filed 2001-02-15
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . December 31, 2000
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

(408) 607-1010
(Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES XX   NO___

As of February 1, 2001 there were 6,823,400 shares of common stock outstanding.

         Forward-Looking Statements: Some of the statements in this Form 10-QSB Quarterly Report, as well as statements by the Company in periodic press releases, oral statements made by the Company’s officials to analysts and shareholders in the course of presentations about the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as “anticipate,” “believe,” “estimate,” “will likely,” “are expected to,” “will continue,” “project,” “trends” and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) changes in industries in which the Company does business; (iii) the loss of market share and increased competition in certain markets; (iv) governmental regulation including environmental laws; and (v) other factors over which the Company has little or no control.

                           ALANCO TECHNOLOGIES, Inc.
                                    INDEX

                                                                   Page Number
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets
                    December 31, 2000 and June 30, 2000 . . . . . . . . .   3
                           .
                Consolidated Statements of Operations
                   For the three months ended December 31,
                   2000 and 1999 . . . . . . . . . . . . . . . . . . . . . .4

                Consolidated Statements of Operations
                   For the six months ended December 31,
                   2000 and 1999 . . . . . . . . . . . . . . . . . . . . .  5

                Consolidated Statements of Cash Flows
                   For the six months ended December 31,
                   2000 and 1999 . . .  . . . . . . . . . . . . . . . . . . 6

                Notes to Consolidated Financial Statements . . . . . . . .  8
                   Note A - Basis of Presentation
                   Note B - Inventories

     Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations. . . . . .. . . . . .9

PART II. OTHER INFORMATION

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND JUNE 30, 2000

                                           December 31, 2000       June 30,2000
                                           ------------------------------------
                                 CURRENT ASSETS
       Cash                                $         220,300 $          176,700
       Accounts receivable, net                    2,044,700          1,078,300
       Notes receivable, current                   1,018,000          3,019,000
       Inventories                                 1,321,600          1,112,700
       Prepaid expenses                               75,400             38,300
                                               -------------    ---------------
            Total current assets                   4,680,000          5,425,000
                                               -------------     --------------

PROPERTY, PLANT AND EQUIPMENT, NET                   562,200            628,600

OTHER ASSETS
       Intangible assets, net                      1,492,300          1,558,000
       Notes Receivable                              973,700            560,000
       Investment at cost                          2,468,900          2,465,700
       Net assets held for sale                      617,000            770,900
       Other assets                                   28,500             26,000
                                               -------------     --------------

TOTAL ASSETS                               $      10,822,600 $       11,434,200
                                               =============     ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accruals        $      1,310,600 $        1,096,800
       Bank line                                     250,000            498,500
       Notes payable, current                         88,300            868,100
       Deferred gain, pollution control products     589,700
                                               -------------     --------------
            Total Current Liabilities                238,600          2,463,400
                                               -------------     --------------

LONG TERM LIABILITIES

     Deferred gain, pollution control products       378,000           --
                                              --------------     --------------

TOTAL LIABILITIES                                  2,616,600          2,463,400

SHAREHOLDERS' EQUITY
    Preferred Stock:
      Class A, cumulative convertible preferred stock;
         5,000,000 shares authorized, of which 500,000
         have been classified as Series B.  Series B
         issued and outstanding of 270,000
         at 9/30/00                                1,136,500          1,040,000
      Class B, cumulative preferred stock
         2,000,000 authorized and none outstanding    --                --
      Common Stock, no par value, 100,000,000 shares
         6,777,944 and 6,762,300 shares issued,
         respectively                             55,750,600         55,738,300

       Accumulated deficit                       (48,681,100)       (47,807,500)
                                                -------------    --------------

          Total shareholders' equity               8,206,000          8,970,800
                                                -------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $   10,822,600    $    11,434,200
                                                =============    ==============

The accompanying notes are an integral part of these financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                        FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     -------------------------------------------
                                               2000                     1999
                                     -----------------       -------------------

NET SALES                                $  2,562,700              $    645,400

    Cost of goods sold                      1,559,500                   290,300
                                     ----------------        -------------------
GROSS MARGIN                                1,003,200                   355,100

    Selling, general and administrative     1,797,400                   672,600
                                      ----------------       -------------------

OPERATING LOSS                               (794,200)                 (317,500)

    Other income, net                          23,000                     1,500
                                      ----------------       -------------------

LOSS - CONTINUING OPERATIONS                 (771,200)                 (316,000)

     Preferred stock dividend                 (56,500)               --
                                      ----------------       -------------------

LOSS - CONTINUING OPERATIONS ATTRIBUTABLE TO
        COMMON SHAREHOLDERS                  (827,700)                 (316,000)

     Operating income (loss)
         -Discontinued Operations             (30,500)                   81,000
     Gain-sale of pollution control products  252,000                --
                                      ----------------       -------------------

INCOME - DISCONTINUED OPERATIONS              221,500                    81,000
                                       ---------------       -------------------

NET LOSS ATTRIBUTABLE TO COMMON
         STOCKHOLDERS                        (606,200)             $   (235,000)
                                     =================       ===================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
    - Continuing Operations        $            (0.12)     $              (0.06)
                                     =================       ===================
    - Discontinued Operations      $             0.03      $               0.02
                                     =================       ===================
    - Net Loss                     $            (0.09)     $              (0.04)
                                     =================       ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                            6,777,900                 5,616,700
                                     =================       ===================

The accompanying notes are an integral part of these financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                          FOR THE SIX MONTHS ENDED DECEMBER 31,
                                          --------------------------------------
                                                    2000                 1999
                                          --------------------------------------
NET SALES                                $       5,309,100    $         645,400

    Cost of goods sold                           3,135,300              290,300
                                          -----------------     ----------------

GROSS MARGIN                                     2,173,800              355,100

    Selling, general and administrative          3,264,700              823,800
                                          -----------------     ----------------
OPERATING LOSS                                  (1,090,900)            (468,700)
                                          -----------------     ----------------

    Other income (expense), net                     15,200               (4,700)
                                          -----------------     ----------------

LOSS - CONTINUING OPERATIONS                    (1,075,700)            (473,400)
     Preferred stock dividend                      (56,500)           --
                                          -----------------     ----------------

LOSS - CONTINUING OPERATIONS ATTRIBUTABLE
    TO COMMON SHAREHOLDERS                      (1,132,200)            (473,400)
                                          -----------------     ----------------

    Operating income - Discontinued Operations       6,500              118,600
    Gain - sale of pollution control products      252,000            --
                                          -----------------     ----------------

INCOME - DISCONTINUED OPERATIONS                   258,500              118,600
                                          -----------------     ----------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                        $         (873,700)   $        (354,800)
                                          =================     ================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
     - Continuing Operations            $            (0.17)   $           (0.08)
                                          =================     ================
     - Discontinued Operations          $             0.04    $            0.02
                                          =================     ================
     - Net Loss                         $            (0.13)   $           (0.06)
                                          =================     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                 6,772,400            5,616,700
                                          =================     ================

The accompanying notes are an integral part of these financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                            For the Six Months ended Dec. 31,
                                       -----------------------------------------
                                                  2000                  1999
                                       ------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations  $     (1,075,700) $            (473,400)
   Adjustments to reconcile net income to net
     Cash provided by (used in) operating activities:
     Depreciation and amortization               197,700                160,100
      Other                                        --                    60,300

   (Increase) decrease in:
      Accounts receivable                       (966,400)              (187,000)
      Inventory                                 (208,884)              (200,600)
      Prepaid expenses and other assets          (37,116)               (24,600)

   (Increase ) decrease in:
      Accounts payable and accrued expenses      213,800                396,600
      Billings in excess of costs and est earnings --                   (75,200)
                                       ------------------   --------------------

   Net cash used in continuing operations     (1,876,600)              (343,800)
                                       ------------------   --------------------

      Income from discontinued operations        258,500                118,600
      Net assets of disposed operations          153,900                 --
CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable              1,587,300                 --
   Purchase of property, plant and equipment     (59,300)              (228,500)
   Intangible Assets, related to acquisitions     (6,100)              (551,600)
   Deferred Gain                                 967,700                 --
   Other                                          (7,800)               (22,700)
                                        -----------------   --------------------
   Net cash provided by (used in) investing
     activities                          $     2,481,800    $          (802,800)
                                        -----------------   --------------------

The accompanying notes are an integral part of these financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                             For the Six Months ended Dec. 31,
                                       -----------------------------------------
                                               2000                  1999
                                       ------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment on borrowings              $     (1,028,300) $            (270,600)
   Issuance of Stock                               3,300                845,900
   Proceeds from sale of preferred stock          96,500                 --
   Dividends on Preferred Stock                  (56,500)                --
   Proceeds from exercise of options              11,000                325,000
                                       ------------------   --------------------

   Net cash provided by (used in) financing
     activities                                 (974,000)               900,300
                                       ------------------   --------------------

NET INCREASE IN CASH                              43,600               (127,700)

CASH AND CASH EQUIVALENTS,
     beginning of year                  $        176,700  $             661,700
                                       ------------------   --------------------

CASH AND CASH EQUIVALENTS,
     end of quarter                     $        220,300  $             534,000
                                       ==================   ====================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Cash paid for interest              $          32,100  $              21,000
                                       ==================   ====================
   Value of stock issued for services  $           3,300  $              39,500
                                       ==================   ====================

The accompanying notes are an integral part of these financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED DECEMBER 31, 2000

Note A - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 2000, Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of December 31, 2000, and for all periods presented. The results of operations for the six months ending December 31, 2000, are not necessarily indicative of the operating results to be expected for an entire year.

         All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31, 2000, and June 30, 2000, is listed below:

                                       December 31, 2000          June 30, 2000
                                           -------------          -------------
         Finished goods                       $  893,300             $1,008,100
         Work-in-process                         107,800                 87,100
         Raw material                            320,500                 17,500
                                               ---------              ---------
                                              $1,321,600             $1,112,700
                                              ==========             ==========

Note C – Sale of Assets

         During the quarter ended December 31, 2000, the Company sold its subsidiary, Alanco Environmental Technologies (Beijing) Co., Ltd., and the patents related to Charged Dry Sorbent Injection (CDSI) technology to a private New Jersey corporation for $1,450,000. The transaction completed the sale of the Company's remaining Pollution Control Products assets.

        The sales proceeds consist of cash and short-term notes with payments scheduled through July 2001 totaling $950,000, plus a $500,000 long-term note with scheduled annual payments through December 31, 2003. In addition, the Company will receive a cash royalty on each CDSI system sold for a period of five years.

        The transaction resulted in a potential Gain on Sale of approximately $1.2 million, of which $252,000 was recognized during the current quarter with the remaining gain to be recognized upon receipt of future payments. At December 31, 2000, approximately $590,000 of the deferred gain is classified as current and $378,000 is classified as long-term.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Results of Operations

        In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues for fiscal quarter and six months ended December 31, 2000 to revenues from its Computer Data Storage segment, the only operation classified currently as a continuing operation. To maintain comparability, certain balances from the Consolidated Statement of Operations and Consolidated Statement of Cash Flow for the respective periods ended December 31, 1999 have been restated.

(A) Three months ended 12/31/2000 versus 12/31/1999

        Consolidated revenue for the quarter ended December 31, 2000 was $2,562,700, compared to $645,400 for the comparable quarter of the previous year. Consolidated revenue for the quarter ended December 31, 2000 includes revenues from Excel/Meridian Data, Inc. (“Excel/Meridian”), an acquisition that was effective in June of 2000. If that acquisition had been effective during the quarter ended December 31, 1999, comparative prior quarter revenues would increase by approximately $1,301,200 (proforma).

         The Company reported a loss from continuing operations attributable to common shareholders for the current quarter of $827,700, or $.12 per share, compared to a net loss of $316,000, or $.06 per share, for the comparable quarter in 1999. The losses from continuing operations for the quarters ended December 31, 2000 and 1999 were attributable primarily to planned operating investments related to the implementation of the SanOne Storage Area Network (SAN) market development initiative, including significant additional marketing and sales staff added during the current quarter, as well as advertising and tradeshow expense in excess of $200,000.

         The Consolidated Statement of Operations for the quarter ended December 31, 2000 reflected income from discontinued operations of $221,500, or $.03 per share, compared to income from discontinued operations of $81,000, or $.02 per share, for the comparable quarter in 1999. Included in income from discontinued operations for the current quarter is a gain on sale of pollution control assets of $252,000.

         The net loss for the quarter attributed to common shareholders was $606,200 or $.09 per share, compared to a loss of $235,000, or $.04 per share, for the same quarter in 1999.

         Gross Profit for the quarter amounted to $1,003,200, or 39.1%, compared to $355,100, or 55%, for the comparable quarter a year earlier. The increase in Gross Profit resulted from increases in sales while the decrease in Gross Profit percentage resulted from changes in product mix.

         Selling, general and administrative expenses for the current quarter increased to $1,797,400, compared to $672,600 incurred in the comparable quarter of 1999. The increase is attributable to sales costs associated with the higher sales volume and the continued operating investment related to the implementation of the SanOne Storage Area Network (SAN) market development initiative.

(B) Six months ended 12/31/2000 versus 12/31/1999

         Consolidated revenue for the six months ended December 31, 2000 was $5,309,100 compared to $645,400 for the comparable period of the previous year. Revenues for the six-month period ended December 31, 2000 include revenues from Excel/Meridian Data, Inc. ("Excel/Meridian"), an acquisition that was effective in June of 2000. If that acquisition had been effective during the comparable six-month period ended December 31, 1999, reported revenues for the six months ended December 31, 1999 would increase by approximately $3,094,500 (proforma).

         The Company reported a loss from continuing operations attributable to common shareholders for the current six-month period of $1,132,200, or $.17 per share, compared to a net loss of $473,400, or $.08 per share for the comparable six months in 1999. The net losses from continuing operations for the quarters ended December 31, 2000 and 1999 were attributable primarily to planned operating investments related to the implementation of the SanOne Storage Area Network (SAN) market development initiative.

         The Consolidated Statement of Operations for the six months ended December 31, 2000 reflected income from discontinued operations of $258,500, or $.04 per share, compared to income from discontinued operations of $118,600, or $.02 per share, for the comparable period in 1999. Included in income from discontinued operations for the current quarter is a gain on sale of pollution control assets of $252,000.

         The net loss for the six months ended December 31, 2000 attributed to common shareholders was $873,700, or $.13 per share, compared to a loss of $354,800, or $.06 per share, for the same six-month period in 1999.

         Gross Profit for the period amounted to $2,173,800, or 40.9%, compared to $355,100, or 55%, for the comparable six-month period a year earlier. The increase in Gross Profit resulted from increased sales while the decrease in Gross Profit percentage resulted from changes in the types of products sold.

         Selling, general and administrative expenses for the current six months ended December 31, 2000 increased to $3,264,700, compared to $823,800 incurred in the comparable period of 1999. The increase in selling, general and administrative expenses is attributable to costs associated with the substantially higher sales volume and the continued operating investment related to the implementation of the SanOne Storage Area Network (SAN) market development initiative.

2. Liquidity and Capital Resources

         The Company's current assets at December 31, 2000 of approximately $4.7 million exceeded current liabilities of $2.2 million by $2.5 million, and resulted in a current ratio of 2.1 to 1. At June 30, 2000 the Company reported current assets of approximately $5.4 million with current liabilities of $2.5 million, resulting in a current ratio of 2.2 to 1. The decrease in current assets resulted from collection of notes receivable related to the sale of Alanco Environmental Manufacturing, Inc. (completed effective June of 2000), offset by increases in accounts receivable and inventories. The decrease in current liabilities resulted from reductions in bank lines and notes payable, offset by increases in accounts payable and the deferred gain on sale of assets, (see Note C above).

         Cash used in continuing operations for the six months was approximately $1,876,600, an increase of $1,532,800 when compared to cash used in continuing operations of $343,800 for the comparable six-month period ended December 31, 1999. The increase in cash used in continuing operations was due to increases in losses from continuing operations and increases in accounts receivable, inventory and prepaids, offset by an increase in accounts payable and accrued expenses.

         During the quarter ended December 31, 2000, the Company renewed its formula-based Bank Line of Credit Agreement ("Agreement"). The new Agreement, which expires on December 26, 2001, increased the line of credit from $1.0 million to $1.5 million and reduced the interest rate to prime plus 1.0%. The entire $1.5 million line of credit was available at December 31, 2000. Management believe that cash balances and current bank lines are adequate to fund the Company's working capital needs for the next twelve months.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - none

Item 6. EXHIBITS

        (A)   (27) Financial Data Schedule

        (B)   Reports on Form 8-K - none

        (C)   Reports on Form S-8 - 1 filed 12/14/00

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALANCO TECHNOLOGIES, INC.
(Registrant)
/s/John A. Carlson
John A. Carlson
Chief Financial Officer

Date: February 9, 2001