Form 10QSB
period 2001-03-31
ALANCO TECHNOLOGIES INC
filed 2001-05-14
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

  For the quarter ended . . . . . . . . . . . . . . . . . March 31, 2001
  Commission file number . . . . . . . . . . . . . . . . . . . . .0-9347

                        ALANCO TECHNOLOGIES, INC.
                        -------------------------
         (Exact name of registrant as specified in its charter)

        Arizona                                      86-0220694
        -------------------------------------------------------
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)                Identification No.)

     15900 North 78th Street, Suite 101, Scottsdale, Arizona 85260
     -------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

                             (480) 607-1010
                             --------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   YES XX NO
                                      ----  ----

         As of May 7, 2001 there were 6,778,918 shares of common stock issued and outstanding.

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

                         ALANCO TECHNOLOGIES, INC.
                                 INDEX

                                                               Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.Financial Statements

          Consolidated Balance Sheets
                  March 31, 2001 and June 30, 2000 . . . . . . . . 3

          Consolidated Statements of Operations
                  For the three months ended
                  March 31, 2001 and 2000 . . . . . . . . . . . . .4

          Consolidated Statements of Operations
                  For the nine months ended
                  March 31, 2001 and 2000 . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows
                  For the nine months ended
                  March 31, 2001 and 2000 . . . . . . . . . . . . .6

          Notes to Consolidated Financial Statements . . . . . . . 8
                  Note A - Basis of Presentation
                  Note B - Inventories
                  Note C - Sale of Assets

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . .9

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . .11

     Item 6. Exhibits  . . . . . . . . . . . . . . . . . . . . . .11

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . .12

           ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31, 2001 AND JUNE 30, 2000
ASSETS
                                              March 31, 2001   June 30, 2000
                                              --------------   -------------
CURRENT ASSETS
     Cash                                     $       41,600   $     176,700
     Accounts receivable, net                      1,737,700       1,078,300
     Notes receivable, current                       872,200       3,019,000
     Inventories                                   1,136,400       1,112,700
     Prepaid expenses                                 50,100          38,300
                                              --------------  --------------
        Total current assets                       3,838,000       5,425,000
                                              --------------  --------------

PROPERTY, PLANT AND EQUIPMENT, NET                   592,900         628,600
                                              --------------  --------------

OTHER ASSETS
     Intangible assets, net                        1,456,300       1,558,000
     Notes Receivable                                971,100         560,000
     Investment at cost                            2,474,900       2,465,700
     Net assets held for sale                        606,600         770,900
     Other assets                                     38,500          26,000
                                              --------------  --------------
       Total other assets                          5,547,400       5,380,600
                                              --------------  --------------
TOTAL ASSETS                                  $    9,978,300   $  11,434,200
                                              ==============  ==============


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable & accruals              $      888,400   $   1,096,800
     Bank line                                       690,400         498,500
     Notes payable, current                            3,200         868,100
     Deferred gain, pollution control products       589,700        --
                                              --------------  --------------
        Total  Current Liabilities                 2,171,700       2,463,400

LONG TERM LIABILITIES
     Lease payable, long term                          2,600        --
     Deferred gain, pollution control products       378,000        --
                                              --------------  --------------

TOTAL LIABILITIES                                  2,552,300       2,463,400
                                              --------------  --------------

SHAREHOLDERS' EQUITY
 Preferred Stock:
   Class A, cumulative convertible
   preferred stock; 5,000,000 shares
   authorized, of which 500,000 have been
   classified as Series B. Series B issued
   and outstanding of 294,600 at 3/31/01           1,178,300       1,040,000

   Class B, cumulative preferred stock:
   2,000,000 authorized and none outstanding        --              --

 Common Stock, no par value, 100,000,000 shares
   6,778,918 and 6,286,415 shares issued,
   respectively                                  55,791,900      55,738,300
 Treasury Stock                                     (40,000)       --

     Accumulated deficit                        (49,504,200)    (47,807,500)
                                              --------------  --------------
      Total shareholders equity                   7,426,000       8,970,800
                                              --------------  --------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $    9,978,300   $  11,434,200
                                              ==============  ==============

  The accompanying notes are an integral part of these financial statements

                                       3

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31,

                                                    2001               2000
                                             --------------     --------------

NET SALES                                    $   2,385,300      $     497,400

    Cost of goods sold                           1,529,700            299,300
                                             --------------     --------------

GROSS MARGIN                                       855,600            198,100

    Selling, general and administrative          1,634,900            693,400
                                             --------------     --------------

OPERATING LOSS                                    (779,300)          (495,300)

    Other income (expense), net                      7,500             (1,800)
                                             --------------     --------------

LOSS - CONTINUING OPERATIONS                      (771,800)          (497,100)

    Preferred stock dividend                       (41,700)             --
                                             --------------     --------------

LOSS - CONTINUING OPERATIONS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                           (813,500)           497,100)

LOSS - DISCONTINUED OPERATIONS                      (9,500)           (27,600)
                                             --------------     --------------

NET LOSS ATTRIBUTABLE TO COMMON
     STOCKHOLDERS                            $    (823,000)     $     524,700)
                                             ==============     ==============

LOSS PER SHARE - BASIC AND DILUTED
          - Continuing Operations            $       (0.12)     $       (0.09)
                                             ==============     ==============
          - Discontinued Operations          $       (0.00)     $       (0.00)
                                             ==============     ==============
          - Net Loss                         $       (0.12)     $       (0.09)
                                             ==============     ==============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                6,787,900           5,616,700
                                             ==============     ==============


  The accompanying notes are an integral part of these financial statements

                                        4

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,

                                                   2001               2000
                                             --------------      -------------

NET SALES                                    $   7,694,500       $  1,142,800

   Cost of goods sold                            4,665,000            589,600
                                             --------------      -------------

GROSS MARGIN                                     3,029,500            553,200

   Selling, general and administrative           4,899,600          1,517,300
                                             --------------      -------------

OPERATING LOSS                                  (1,870,100)          (964,100)
                                             --------------      -------------

   Other income (expense), net                      22,700             (6,500)
                                             --------------      -------------
LOSS - CONTINUING OPERATIONS                    (1,847,400)          (970,600)

     Preferred stock dividend                      (98,300)         --
                                             --------------      -------------

LOSS - CONTINUING OPERATIONS ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                       (1,945,700)          (970,600)
                                             --------------      -------------

   Operating income (loss) - disc. operations       (3,000)            91,000
   Gain - sale of pollution control products       252,000          --
                                             --------------      -------------

INCOME - DISCONTINUED OPERATIONS                   249,000             91,000
                                             --------------      -------------


NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS $  (1,696,700)      $   (879,600)
                                             ==============      =============

EARNINGS (LOSS) PER SHARE
                   - BASIC AND DILUTED
                   - Continuing Operations   $       (0.29)      $      (0.17)
                                             ==============      =============
                   - Discontinued Operations $        0.04       $       0.02
                                             ==============      =============
                   - Net Loss                $       (0.25)      $      (0.16)
                                             ==============      =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       6,787,900          5,616,700
                                             ==============      =============

 The accompanying notes are an integral part of these financial statements

                                       5

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,

                                                       2001             2000
                                                 --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations             $ (1,847,400)     $ (970,600)
  Adjustments to reconcile net income to net
    Cash used in operating activities:
    Depreciation and amortization                      308,700         251,700

 (Increase) decrease in:
    Accounts receivable                               (659,400)        366,300
    Inventory                                          (23,600)       (411,600)
    Prepaid expenses and other assets                  (11,700)       (129,300)
    Other                                               --              84,200
 (Increase) decrease in:
    Accounts payable and accrued expenses              208,400         327,800
    Billings in excess of costs & est.
      earnings                                          --             (95,200)
                                                 --------------  --------------
 Net cash used in continuing operations             (2,441,800)       (576,700)
                                                 --------------  --------------

    Income from discontinued operations                249,000          91,100
    Net assets of disposed operations                  164,300          --
                                                 --------------  --------------
 Net cash used in operating activities              (2,028,500)       (485,600)
                                                 --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of notes receivable                     1,735,700          --
  Purchase of property, plant and equipment           (165,200)       (449,100)
  Intangible Assets, related to acquisitions            (6,100)       (542,300)
  Deferred Gain                                        967,700          --
  Purchase of treasury stock                           (40,000)         --
  Other                                                (21,900)        (22,700)
                                                 --------------  --------------

  Net cash provided by (used in) investing
      activities                                     2,470,200      (1,014,100)
                                                 --------------  --------------


  The accompanying notes are an integral part of these financial statements

                                       6


                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,

                                                        2001             2000
                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment on borrowings                             (670,400)          8,500
  Issuance of Stock                                     11,100         888,300
  Proceeds from sale of preferred stock                138,300          --
  Dividends on Preferred Stock                         (98,300)         --
  Proceeds from exercise of options                     42,500         361,000
                                                 --------------  --------------

  Net cash provided by (used in) financing
      activities                                      (576,800)      1,257,800
                                                 --------------  --------------

NET DECREASE IN CASH                             $    (135,100)   $   (241,900)

CASH AND CASH EQUIVALENTS, beginning of year     $     176,700    $    661,700
                                                 --------------  --------------

CASH AND CASH EQUIVALENTS, end of quarter        $      41,600    $    419,800
                                                 ==============  ==============




SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                         $      15,287    $     20,900
                                                 ==============   =============

   Value of stock issued for services            $      11,100    $     81,900
                                                 ==============   =============

   The accompanying notes are an integral part of thse financial statements

               ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR NINE MONTHS ENDED MARCH 31, 2001

Note A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 2000, Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statement of cash flows as of March 31, 2001, and for all periods presented. The results of operations for the nine months ending March 31, 2001, are not necessarily indicative of the operating results to be expected for an entire year.

         All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 2001 and June 30, 2000, is listed below:

                                       March 31, 2001             June 30, 2000
                                       --------------             -------------

         Finished goods                  $   706,700                $ 1,008,100
         Work-in-process                     147,300                     87,100
         Raw material                        282,400                     17,500
                                      --------------             --------------
                                         $ 1,136,400                $ 1,112,700
                                      ==============             ==============

Note C - Sale of Assets

         During the quarter ended December 31, 2000, the Company sold its subsidiary, Alanco Environmental Technologies (Beijing) Co., Ltd., and the patents related to Charged Dry Sorbent Injection (CDSI) technology to a private New Jersey corporation for $1,450,000. The transaction completed the sale of the Company's remaining Pollution Control Products assets.

         The sales proceeds consist of cash and notes with payments scheduled through December 31, 2003. In addition, the Company will receive a cash royalty on each CDSI system sold for a period of five years.

         The transaction resulted in a potential Gain on Sale of approximately $1.2 million, of which $252,000 was recognized during the second quarter with the remaining gain to be recognized upon receipt of future payments. At March 31, 2001, approximately $589,700 of the deferred gain was classified as current and $378,000 was classified as long term.

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

1.       Results of Operation

         In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues for fiscal quarter and nine months ended March 31, 2001 to revenues from its Computer Data Storage segment, the only operation classified currently as a continuing operation. To maintain comparability, certain balances from the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the respective periods ended March 31, 2000 have been restated.

(A)      Three months ended 3/31/01 versus 3/31/00

         Consolidated revenue for the quarter ended March 31, 2001 was $2,385,300 compared to $497,400 for the comparable quarter of the previous year. Consolidated revenue for the quarter ended March 31, 2001 included revenues from Excel/Meridian Data, Inc. ("Excel/Meridian"), an acquisition that was effective in June of 2000. If that acquisition had been effective during the quarter ended March 31, 2000, comparative prior fiscal year quarter revenues would increase by approximately $1,730,400 (pro forma).

         The Company reported a loss from continuing operations attributable to common shareholders for the quarter ended March 31, 2001 of $813,500, or $.12 per share, compared to a loss of $497,100, or $.09 per share, for the comparable quarter in 2000. The higher loss reported for the current quarter was primarily attributable to increased investments in the Company's Storage Area Network
(SAN) market development initiative and weakness in the general IT markets, which caused delays in purchase commitments for SAN products, and resulted in reduced revenue from other data storage products, including Network Attached Storage (NAS) products.

         The Consolidated Statement of Operations for the quarter ended March 31, 2001 reflected a loss from discontinued operations of $9,500, or $nil per share, compared to a loss from discontinued operations of $27,600, or $nil per share, for the comparable quarter in 2000.

         The net loss for the quarter attributed to common shareholders was $823,000, or $.12 per share, compared to a loss of $524,700, or $.09 per share, for the same quarter in 2000.

         Gross profit for the quarter amounted to $855,600, or 35.9%, compared to $198,100, or 39.8%, for the comparable quarter a year earlier. The increase in Gross Profit resulted from increases in sales while the decrease in Gross Profit Percentage resulted from changes in product mix.

         Selling, general and administrative expenses for the current quarter increased to $1,634,900, compared to $693,400 incurred in the comparable quarter of 2000. The increase is attributable to sales costs associated with the higher sales volume and the continued operating investment related to the implementation of the SanOne Storage Area Network (SAN) market development.

(B)      Nine Months ended 3/31/01 versus 3/31/00

         Consolidated revenue for the nine months ended March 31, 2001 was $7,694,500, compared to $1,142,800 for the comparable period of the previous year. Revenues for the nine-month period ended March 31, 2001 include revenues from Excel/Meridian Data, Inc. ("Excel/Meridian"), an acquisition that was effective in June of 2000. If that acquisition had been effective during the comparable nine-month period ended March 31, 2000, reported revenues for the nine months ended March 31, 2000 would increase by approximately $4,818,000 (pro forma).

         The Company reported a loss from continuing operations attributable to common shareholders for the nine-month period ended March 31, 2001 of $1,945,700, or $.29 per share, compared to a net loss of $970,600, or $.17 per share for the comparable period in 2000. The increased loss for the current period was attributable primarily to planned operating investments related to the implementation of the Company's SAN market development initiative.

         The Consolidated Statement of Operations for the nine months ended March 31, 2001 reflected income from discontinued operations of $249,000, or $.04 per share, compared to income from discontinued operations of $91,000, or $.02 per share, for the comparable period in 2000. Included in income from discontinued operations for the nine-month period is a gain on sale of pollution control assets of $252,000.

         The net loss for the nine months ended March 31, 2001 attributed to common shareholders was $1,696,700, or $.25 per share, compared to a loss of $879,600, or $.16 per share, for the same nine-month period of 2000.

         Gross profit for the period amounted to $3,029,500, or 39.4%, compared to $553,200, or 48.4%, for the comparable nine-month period a year earlier. The increase in Gross Profit resulted from increased sales while the decrease in Gross Profit percentage resulted from changes in the types of products sold.

         Selling, general and administrative expenses for the current nine months ended March 31, 2001 increased to $4,899,600, compared to $1,517,300 incurred in the comparable period of 2000. The increase in selling, general and administrative expense is attributable to costs associated with the substantially higher sales volume and the continued operating investment related to the implementation of the SanOne Storage Area Network (SAN) market development initiative.

2.       Liquidity and Capital Resources

         The Company's current assets at March 31, 2001 of approximately $3.8 million exceeded current liabilities of $2.2 million by $1.6 million, and resulted in a current ratio of 1.7 to 1. At June 30, 2000 the Company reported current assets of approximately $5.4 million with current liabilities of $2.5 million, resulting in a current ratio of 2.2 to 1. The decrease in current assets resulted from collection of notes receivable related to the sale of Alanco Environmental Manufacturing, Inc. (completed effective June of 2000), offset by increases in accounts receivable and inventories. The decrease in current liabilities resulted from reductions in notes payable and accounts payable and accruals, offset by increases in bank lines and the deferred gain on sale of assets, (see Note C above).

         Cash used in continuing operations for the nine months was approximately $2,441,800, an increase of $1,865,100 when compared to cash used in continuing operations of $576,700 for the comparable nine-month period ended March 31, 2000. The increase in cash used in continuing operations was due to increases in losses from continuing operations, increases in accounts receivable and decreases in accounts payable and accrued expenses.

         During the second quarter of the current fiscal year, the Company renewed its formula-based Bank Line of Credit Agreement ("Agreement"). The new Agreement, which expires on December 26, 2001, increased the line of credit from $1.0 million to $1.5 million and reduced the interest rate to prime plus 1.0%. Management believes that cash balances and current bank lines are adequate to fund the Company's working capital needs for the next twelve months.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS - none

Item 6.  EXHIBITS

         (A)      Reports on Form 8-K - None

         (B)      Reports on Form S-8 - None

         SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there under duly authorized.

                                         ALANCO TECHNOLOGIES, INC.
                                                 (Registrant)

                                         /s/John A. Carlson
                                        ---------------------
                                        John A. Carlson
                                        Chief Financial Officer
Date: May 11, 2001