Form 10KSB
period 2001-06-30
ALANCO TECHNOLOGIES INC
filed 2001-09-28
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2001
                          Commission file number 0-9347

                            ALANCO TECHNOLOGIES, INC.

              (Formerly Alanco Environmental Resources Corporation
             (Exact name of registrant as specified in its charter)
                               Arizona 86-0220694
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

            15900 North 78th Street, Suite 101, Scottsdale, AZ 85260
               (Address of principal executive offices) (Zip Code)

                  Registrant's Telephone Number: (480)607-1010
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act

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

                               Yes   X     No
                                   -------    --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

                               Yes    X    No
                                  --------   --------

         The Registrant's revenues for the fiscal year ended June 30, 2001 were $9,135,300.

          State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $9,592,300 as of September 7, 2001.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 8,720,300 shares as of September 7, 2001.

          Documents incorporated by reference: Part III of this Report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2001.

Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers; federal and/or state regulatory and legislative actions; customer preferences and spending patterns; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.

PART 1

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Alanco Technologies, Inc. (formerly Alanco Environmental Resources Corporation) was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, the "Company" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.

         The Company continued the implementation of a new business strategy, adopted in fiscal year 2000, to reposition itself as an information technology company with specific focus on the high-growth computer data storage market. The Company's strategy has been to divest its non-data storage business assets and reinvest the proceeds into the computer data storage market. The reinvestment is in the form of strategic acquisitions and targeted expansion into high-growth data storage markets, such as Storage Area Networking (SAN) and Network Attached Storage (NAS).

         Implementation of the strategic business plan over the past two fiscal years was significant. First, the Company acquired Arraid, Inc. ("Arraid"), a Phoenix, Arizona, manufacturer of proprietary data storage subsystems. Second, the Company capitalized on Arraid's data storage experience and customer base by creating the SanOne entity and entering the Storage Area Network (SAN) market. Third, the Company acquired Excel/Meridian Data, Inc. ("Excel/Meridian"), a manufacturer and integrator of data storage networking products and services, including Network Attached Storage (NAS) solutions.

         During the first quarter of fiscal year 2000, the Company sold its principal mining property known as the "COD" mine to Gold & Minerals, Inc. ("G&M"), an Arizona based mining company, in exchange for G&M shares of Series A, 10% Cumulative, Convertible Preferred Stock. Based upon G&M projected operating results and a review of the major G&M mining operations, management believes the sale offered the best opportunity for the Company to maximize the return on its mining assets; however, there can be no assurance as to when the Company will liquidate the investment, or as to what value the company will receive upon liquidation.

         Effective June 30, 2000, the Company sold the assets of its wholly owned subsidiary, Alanco Environmental Manufacturing, Inc. ("AEMI"). AEMI, located in Falls City, Nebraska, represented a substantial portion of the assets in the Company's pollution control products segment. The sale for cash and notes, valued at approximately $3.7 million, resulted in a "gain on sale" of $815,100.

         During fiscal year ended June 30, 2001, the Company completed the sale of its subsidiary, Alanco Environmental Technologies (Beijing) Co., Ltd., and the patents related to Charged Dry Sorbent Injection (CDSI) technology to a private New Jersey corporation. The sales proceeds, valued at $1.45 million, consist of cash and notes receivable through 2004. $252,000 of the projected gain of approximately $1.2 million was recognized during fiscal year ended June 30, 2001 with the balance of the gain deferred until payment is received. The transaction completed the sale of the Company's remaining Pollution Control Products assets.

RECENT BUSINESS DEVELOPMENTS

         In July, 2001, the Company's Arraid, Inc. subsidiary announced the commercial availability of its new ESP-1 single board computer. The ESP-1 computer is the common platform for a family of proprietary data storage products targeting significant new market niches, such as data systems for military reconnaissance and surveillance, commercial flight recorder systems, telecom data storage and specialized storage applications requiring internet communications.

         The Company acquired, in August of 2001, the assets and technology of Microtest Inc.'s FileZerver network attached storage (NAS) business. The Company believes the addition of the FileZerver technology and business significantly enhances the Company's computer data storage proprietary intellectual property and represents a strategic fit for Alanco, complementing current SAN and NAS market activities, as well as Arraid's Linux-based single board computer (SBR) technology. The FileZerver product is considered a leading NAS technology and, previous to the acquisition, had been incorporated into the Company's NAS product line. In addition, a substantial portion of FileZerver's revenues had been to international customers, a new market for the Company's data storage business. The Company has created a new subsidiary called NetZerver, Inc. to assist in the sales and marketing efforts of this new product.

DESCRIPTION OF BUSINESS

COMPUTER DATA STORAGE SEGMENT

         The acquisition of two separate entities, Arraid, Inc. and Excel/Meridian Data, Inc., and the launching of an expansion into the Storage Area Network (SAN) market during fiscal year 2000 established the Computer Data Storage Segment. Phoenix, Arizona-based Arraid, manufacturer of legacy computer data storage solutions, was acquired effective October 1, 1999. Excel/Meridian, a Dallas, Texas-based provider of data storage networking products and services, was acquired effective June 1, 2000. The Company's expansion into the Storage Area Network market accelerated during fiscal year 2001 with the formation of SanOne, Inc. to focus the SAN initiative.

         Arraid designs and manufactures proprietary data storage subsystems called "emulators" that serve as translators between older "legacy" computers and state-of-the-art storage devices and provide unique, cost-effective storage system solutions. Arraid's unique products are targeted at users of special application legacy computers, such as airplane flight simulators, nuclear power control systems, missile tracking computer systems, etc. Its competitive position was recently enhanced by the development of its new ESP-1 single board computer, which will reduce product development time and costs, as well as allow Arraid to enter significant new market niches.

         Excel/Meridian is a manufacturer and integrator of data storage networking products and services and is recognized as a leading provider of optical storage devices, such as CD/DVD-ROM servers. Excel/Meridian markets a NAS product line that incorporates the FileZerver product discussed under "Recent Business Developments" above. Excel/Meridian's NAS product line is directed towards midsize and smaller company requirements.

         SanOne is a provider of leading edge SAN technologies and storage solutions. SanOne provides customized SAN solutions, for multi-platform environments for storage of mission critical data. Utilizing proven AIM (R) methodology and partnering with leading SAN vendors, SanOne is expertly positioned to deliver the advanced functionality of fibre technology, along with technical support and training services. SanOne products are marketed to enterprise level companies.

Marketing.

        Excel/Meridian markets NAS products and services primarilyin the United States, through direct national advertising, telemarketing and independent sales representatives supported by Company personnel. Arraid markets legacy storage solutions nationally and internationally through an organization of independent distributors, supported by Company personnel and Company direct sales representatives. SanOne markets SAN-related products, primarily in Southwestern United States, through Company direct sales representatives.

Raw Materials.

        Both Arraid and Excel/Meridian have numerous domestic sources for materials and parts used to manufacture its legacy and NAS products.
However, one domestic supplier represented approximately 10.6% of the Company's purchases for fiscal year 2001. The Company believes that it has an adequate supply of materials and parts and does not foresee any significant shortages or substantial price increases that cannot be passed on to the customers. SanOne's unique systems integration capabilities require strategic alliances with the leading SAN technology companies in the world. The Company believes that SanOne's significant strategic alliances with worldwide providers of SAN technology will continue to expand and that SanOne will continue to provide its industry leading independent SAN systems analysis and unique systems integration capabilities. For fiscal year 2000, there were no suppliers identified as providing more than 10% of the Company's cost of sales.

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

         The Company competes with many established companies in the general storage market and many of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunities to address customers' various information storage requirements than the Company. The Company also competes with many smaller, less established companies in specific storage product segments. Some of these companies may have earlier access to new technologies or products than the Company. The announcement or introduction of new products and/or implementation of effective marketing strategies by its competitors may materially adversely affect the Company's business.

Employees
          As of June 30, 2001, the Company employed in the computer data storage business fifty two individuals on a full-time basis and two employees on a part-time basis.

Seasonality of Business.

         Computer data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases may be affected by budget restraints and economic conditions.

Dependence Upon Key Customers.

          During fiscal years ended June 30, 2001 and 2000, no customer accounted for more than 10% of revenues.

Backlog Orders.

          The Company operates using customer purchase orders that in some cases may not be considered firm and non-cancelable. Methods of defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

Research &  Development.

          The Company estimates it spent approximately $250,000 and $85,000 in research and development expenditures in fiscal years 2001 and 2000, respectively.

DISCONTINUED OPERATIONS

          The Company's continuing operations are limited to the Computer Data Storage segment discussed above. Pollution Control Products, Restaurant Equipment, and Mining segments are reported as "discontinued operations" for both the current and prior fiscal years.

         At June 30, 2001 all the pollution control products and substantially all the mining assets had been sold. Assets classified at year-end on the Company's balance sheet as "net assets held for sale" consist of the remaining Restaurant Equipment segments assets, which are valued at the lower of cost or net realizable value.

ITEM 2. PROPERTIES

         The Company's corporate office is currently located in an approximate 2275 square foot leased facility in Scottsdale, Arizona. The current lease expires during fiscal year 2002.

         Arraid and SanOne are currently located in a 12,000 square foot leased office/manufacturing building located in Phoenix, Arizona. Arraid had been located in the building prior to its acquisition by Alanco and was leasing approximately 9,000 square feet. The Company has a two-year lease that expires October 31, 2001. We are currently in discussions to extend the lease.

         During the current fiscal year, Excel/Meridian Data, Inc. entered into an office/manufacturing space lease for 11,328 square feet in Carrollton, Texas. The five-year lease expires March 15, 2006.

Mining Claim Properties

         The Company's only remaining mining property consists of 15 claims that were filed on land known as the Tombstone mill site located in Cochise County, Arizona. At June 30, 2001, management believes the claims have minimal value.

         During the first quarter of fiscal year 2000, the Company sold its principal mining property, the C.O.D. mine located near Kingman, Arizona, to Gold & Minerals, Inc. (G&M) for $4.5 million of G&M Series A, 10% Cumulative, Convertible Preferred Stock, which is recorded as investments on the balance sheets. See "Management's Discussion and Analysis - Liquidity and Capital Resources".

Environmental Disclosure.

         There are numerous federal and state laws and regulations relating to environmental protection that have direct application to mining, milling and mineralized material processing operations. The more significant of these laws deals with mined land reclamation and wastewater discharge from such operations. Expenditures during fiscal year 2001 related to environmental regulations amounted to less than $20,000.

         The Tombstone Metallurgical Facility is located on federal lands that are administered by the BLM and requires limited environmental and/or surface reclamation. The mill site facility was constructed in the 1970's when no permitting was required from the BLM. The Company believes it has complied with all regulations, as they existed. There can be no assurance that environmental problems will not be discovered in the future; however, the Company is not currently aware of any environmental claim or violation. At present, the mill site is being dismantled and cleaned up in exchange for the building material and equipment salvage value.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently a party in any litigation that is considered material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Shareholders during the fourth quarter of the fiscal year ended June 30, 2001.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

         Alanco's common stock is traded on the NASDAQ Small Cap Market under the symbol "ALAN."

         The following table sets forth high and low sale prices for each fiscal quarter for the last two fiscal years. Such quotations represent inter-dealer price without retail mark-ups, mark-downs, or commissions and, accordingly, may not represent actual transactions.

                                    Fiscal 2001         Fiscal 2000
                                    ----------          ----------
        Quarter Ended               High  Low           High   Low
        -------------               ----  ----          ----  ----
        September 30               $2.63 $1.59          $1.88 $1.00
        December 31                $1.87 $0.50          $5.00 $ .88
        March 31                   $3.12 $1.00          $6.62 $1.88
        June 30                    $1.73 $1.06          $3.44 $1.28

         As of September 1, 2001, Alanco had approximately 1,800 holders of record of its Common Stock. This does not include beneficial owners holding shares in street name.

         During the fiscal year ended June 30, 2001, the Company issued 1,916,200 shares of its unregistered, restricted common stock to accredited investors. Of those shares, 1,901,400 were issued pursuant to the conversion of 100% of the Company's outstanding restricted Series B cumulative preferred stock. The balance of the shares was issued for services rendered. The shares issued for services were valued at fair market value based on an average closing price. The Company claimed exemption from registration for these securities under Section 4 (2) of the Securities Act of 1933.

         Alanco has paid no common stock cash dividends and has no current plans to do so. Under the terms of its bank line of credit agreement that expires in December 2001, the Company may not declare or pay any cash dividend or make any other distribution on any of its capital stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis of financial condition contains statements that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and the actual results may differ from management's expectations.

Results of Operations

         In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues for fiscal years ended June 30, 2001 and 2000 to revenues from its Computer Data Storage segment, the only business classified as a continuing operation.

         Revenues for fiscal year 2001 were $9,135,300, an increase of 223% when compared to $2,828,600 for fiscal year 2000. Consolidated net loss for fiscal year ended June 30, 2001 was $2,994,500, compared to a net loss of $1,353,800, for the prior year. Net loss for the fiscal year 2001 attributable to common stockholders was $3,136,600, or $.46 per share, compared to $1,353,800, or $.23 per share, for the prior year.

         Fiscal year 2001 interest income, net of interest expense, was $27,800 compared to net interest expense of $39,400 for the previous year. The decrease in net interest expense resulted primarily from an increase in interest income generated from notes receivable related to the sale of pollution control products assets.

         The loss from continuing operations for the fiscal year ended June 30, 2001 was $3,236,800, or $.48 per share, compared to a loss of $1,825,600, or $.31 per share, for fiscal year 2000. The current year's loss from continuing operations is primarily attributable to SanOne operating losses related to market development expense and fourth quarter restructuring costs of $225,000, including costs associated with personnel restructuring. In addition, the reduced demand for storage related products during the second half of the fiscal year have negatively affected the Company's revenues andearnings. The loss from continuing operations for the prior year represented primarily operating investments related to SanOne market development program.

         The Consolidated Statement of Operations for fiscal year 2001 reflects income from discontinued operations of $242,300, or $.04 per share, compared to income from discontinued operations in the prior year of $471,800, or $.08 per share. Income from discontinued operations for fiscal years 2001 and 2000 reflect gains on sale of pollution control products assets of $252,000 and $815,100, respectively. Fiscal year 2000 also includes a $400,000 non-cash asset impairment charge related to the restaurant equipment assets held for sale at year-end.

         Operating results included in discontinued operations section was a loss of $9,700 for fiscal year ended June 30, 2001 compared to income of $56,700 for the prior year. The decrease in income from discontinued operations was due to the loss of income from operations of the Pollution control segments that have been sold.

          Net cash flow from operating activities for the current fiscal year end was a negative $3,144,400, compared with a negative cash flow from operating activities for the prior fiscal year of $1,111,900. The decrease in cash flow from operations resulted primarily from the Company's increased losses from continuing operations. In addition, increases in accounts receivable and inventory for the current year resulted in decreased cash flow while a significant inventory reduction in the prior year increased cash flow. See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flow.

         Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements".

Liquidity and Capital Resources

         At June 30, 2001, the Company's current assets exceeded current liabilities by $1,050,400, a current ratio of 1.38 to 1. At June 30, 2000, the Company's current assets exceeded current liabilities by $2,961,600, reflecting a current ratio of 2.2 to 1. The reduction in current ratio, when compared to the prior year, was due primarily to operating losses incurred and the deferred gain recorded during the current fiscal year related to the sale of Pollution Control Product assets.

         The Company's cash position at June 30, 2001 was $81,000, compared to $176,700 at the end of the prior fiscal year. Collection of notes receivable during the year amounted to $2,940,000, compared to $93,900 for the previous year. The significant increase was due to payment related to the sale of Pollution Control assets, recorded effective June 30, 2000, and closed subsequent to year end. During the year, $1,118,100 of cash was used to repay borrowings and capital lease obligations, compared to $431,000 during the prior fiscal year. Advances from borrowings amounted to $885,700 during the year, compared to $1,248,500 in advances from borrowing during the prior year. In addition, proceeds from the sale of stock and exercise of stock options amounted to $154,800 compared to $1,412,500 raised during the previous year.

         Cash used to purchase property, plant and equipment during fiscal year 2001 was $146,800, compared to $681,300 in the prior year. During the prior fiscal year, the SanOne division created a SAN laboratory to test, evaluate and demonstrate leading edge Storage Area Networking technology. In addition, the prior year reflects the investment in equipment and leasehold improvements to support the expansion of the SAN market development.

        The Company has a $1.5 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 1.25%. The line of credit agreement formula is based upon current asset values and is used to finance acquisitions and working capital. At June 30, 2001 the Company had drawn $885,600 under the line of credit, which expires December 28, 2001. The Company has received a formal compliance waiver as of June 30, 2001, and a modification to the Agreement covenants has been reached whereby the Company is in compliance. While the Company believes that it will be able to negotiate an extension of the line of credit prior to its expiration date, there can be no assurance that an extension can be obtained on satisfactory terms, or at all. If the Company is unable to obtain an extension, the Company likely will need to raise additional funds through public or private debt or equity financing. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results and financial condition could be materially adversely affected.

        Assuming that the Company obtains an extension of its line of credit, obtains alternative financing as discussed above, or a combination thereof, the Company believes that cash flow from operations and existing cash resources will be sufficient to meet its capital needs through fiscal year 2002.

        Reflected under other assets in the Company's balance sheet is an investment of $2.475 million related to the sale of its mining property during the prior fiscal year. In fiscal year 2000, the Company sold its principal mining asset, a mine located in Cochise County, Arizona, to Gold & Minerals, Inc. in exchange for $4.5 million of G&M Series A, 10% Cumulative, Convertible Preferred Stock. The G&M Series A Preferred Stock received is valued at cost and is convertible into a variable number of shares of G&M common stock determined by dividing the $4.5 million face value of the Preferred Stock (plus accrued "paid-in-kind" dividends) by the share market price at time of conversion. Based upon G&M projected operating results and a review of the major G&M mining operations, management believes the sale offered the best opportunity for the Company to maximize the return on its mining assets; however, there can be no assurance as to when the Company will liquidate the investment, or as to what value the Company will receive upon liquidation of the G&M Preferred Stock. Furthermore, based on preliminary unaudited financial information the Company has received, G&M will require additional debt/equity financing to increase its mining production to achieve planned production levels on its existing operating mine. There is no assurance G&M will receive the required additional debt/equity financing. If G&M is unable to sufficiently develop the property or if ore reserves prove to be inadequate, the Company's preferred stock could ultimately have minimal value.

Product and Environmental Contingencies

         The Company is not aware of any material liabilities, either product or environmental related. Expenditures during the year related to environmental regulations amounted to less than $20,000. Also refer to the environmental disclosure section of the mining properties segment under Item 2.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements.


                  INDEX TO FINANCIAL STATEMENTS
                                                                PAGE
Independent Auditors' Reports....................................11

Consolidated Balance Sheets - As of June 30, 2001 and 2000.......12

Consolidated Statements of Operations - For the Years Ended
     June 30, 2001 and 2000 .....................................14

Consolidated Statement of Changes in Shareholders' Equity - For
     the Years Ended June 30, 2001 and 2000......................17

Consolidated Statements of Cash Flows - For the Years Ended
     June 30, 2001 and 2000 .....................................18

Notes to Consolidated Financial Statements.......................19


Semple & Cooper, LLP
Certified Public Accountants and Consultants
2700 North Central Avenue, Ninth Floor
Phoenix, Arizona 85004
Telephone (602) 241-1500   Fax (602) 234-1867

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of its operations, changes in shareholders' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Semple & Cooper LLP
Certified Public Accountants

Phoenix, Arizona
August 30, 2001

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2001 AND JUNE 30, 2000

                                          June 30, 2001      June 30, 2000
                                         ----------------   ----------------
     ASSETS
CURRENT ASSETS
  Cash                                   $      81,000      $      176,700
  Accounts receivable, net                   1,209,400           1,078,300
  Subscriptions receivable                     563,500               --
  Notes receivable, net                        677,500           3,019,000
  Inventories                                1,218,500           1,112,700
  Prepaid expenses                              35,000              38,300
                                         -----------------   -----------------
      Total current assets                   3,784,900           5,425,000
                                         -----------------   -----------------

PROPERTY, PLANT AND EQUIPMENT, NET             496,000             628,600
                                         -----------------   -----------------

OTHER ASSETS
  Intangible assets, net                     1,420,400           1,558,000
  Notes Receivable, net                        966,100             560,000
  Investments at cost                        2,475,200           2,465,700
  Net assets held for sale                     603,300             770,900
  Other assets                                  35,500              26,000
                                         -----------------   -----------------
      Total other assets                     5,500,500           5,380,600
                                         -----------------   -----------------
TOTAL ASSETS                             $   9,781,400       $  11,434,200
                                         =================   =================

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts payable & accruals            $   1,010,600      $    1,096,800
  Bank line                                    885,600             498,500
  Notes payable, current                       248,600             868,100
  Deferred gain, pollution control
      products                                 589,700               --
                                         -----------------   -----------------
     Total Current Liabilities               2,734,500           2,463,400

LONG TERM LIABILITIES
    Deferred gain, pollution control
      products                                 378,000               --
                                         -----------------   -----------------

TOTAL LIABILITIES                            3,112,500           2,463,400
                                         -----------------   -----------------

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                    CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2001 AND JUNE 30, 2000

                                          June 30, 2001      June 30, 2000
                                         ----------------   ----------------


SHAREHOLDERS' EQUITY
  Preferred Stock:
    Class A, cumulative convertible
    preferred stock; 5,000,000 shares
    authorized, of which 500,000 have
    been classified as Series B. No
    shares issued or outstanding at
    June 30, 2001. 260,000 Series B
    shares issued and outstanding at
    June 30, 2000.                               --              1,040,000


    Class B, cumulative preferred stock:
    2,000,000 authorized and none issued
    or outstanding                               --                  --
  Common Stock, no par value,
  100,000,000 shares authorized,
  8,740,300 and 6,778,900 issued, and
  8,720,300 and 6,778,900 shares out-
  standing, respectively                     57,653,000          55,738,300
  Treasury Stock-20,000 shares, at cost         (40,000)             --

  Accumulated deficit                       (50,944,100)        (47,807,500)
                                         -----------------   -----------------
    Total shareholders' equity                6,668,900           8,970,800
                                         -----------------   -----------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $    9,781,400      $   11,434,200
                                         =================   =================

  The accompanying notes are an integral part of these consolidated financial statements

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JUNE 30,
                                                 2001                2000
                                             --------------     -------------

NET SALES                                     $  9,135,300      $  2,828,600

  Cost of goods sold                             5,426,800         1,661,400
                                             --------------     -------------

GROSS MARGIN                                     3,708,500         1,167,200

  Selling, general and administrative            6,747,300         2,951,200
  Restructuring expense                            225,000             --
                                             --------------     -------------

OPERATING LOSS                                  (3,263,800)       (1,784,000)

  Interest Income                                   86,100            22,900
  Interest Expense                                 (58,300)          (62,300)
  Other expense, net                                  (800)           (2,200)
                                             --------------     -------------

LOSS - CONTINUING OPERATIONS                    (3,236,800)       (1,825,600)
                                             --------------     -------------

INCOME FROM DISCONTINUED OPERATIONS
  Operating income (loss) - disc. operations        (9,700)           56,700
  Impairment of Restaurant Equipment held for
    Sale                                             --             (400,000)
  Gain - sale of pollution control products        252,000           815,100
                                              --------------    --------------
INCOME FROM DISCONTINUED OPERATIONS                242,300           471,800
                                              --------------    --------------

NET LOSS                                        (2,994,500)       (1,353,800)
                                              --------------    --------------

  Preferred Stock Dividends                       (142,100)             --
                                              --------------    --------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS  $ (3,136,600)     $ (1,353,800)
                                              ==============    ==============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
     - Continuing Operations                  $    (0.48)        $   (0.31)
                                              ==============     =============
     - Discontinued Operations                $     0.04         $    0.08
                                              ==============     =============
     - Net Loss Attributable to Common
         Stockholders                         $    (0.46)        $   (0.23)
                                              ==============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       6,800,619         5,906,305
                                              ==============     =============

 The accompanying notes are an integral part of these consolidated financial statements

                                            ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                            FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                   COMMON STOCK           PREFERRED STOCK         TREASURY STOCK               ACCUMULATED
                               SHARES         AMOUNT     SHARES      AMOUNT    SHARES        AMOUNT       DEFICIT         TOTAL
                             ------------------------   ---------------------  -----------------------  ---------------------------
Balances July 1, 1999        5,120,100  $ 53,790,200             $              157,200   $ (172,300)   $(46,453,700) $ 7,164,200

Stock issued for services       88,200       125,800                                                                       125,800
Exercise of options            486,200       372,500                                                                       372,500
Retire Treasury Stock         (157,200)     (172,300)                          (157,200)     172,300                             0
Preferred stock issued                                   260,000   1,040,000                                             1,040,000
Acquisitions                 1,225,000     1,536,300                                                                     1,536,300
Services rendered & other        --           85,800                                                                        85,800
Net loss                                                                                                  (1,353,800)   (1,353,800)
                             ------------------------   ---------------------  -----------------------  ---------------------------

Balances, June 30, 2000      6,762,300    55,738,300     260,000   1,040,000          0            0     (47,807,500)    8,970,800

Stock issued for services       14,800        14,300                                                                        14,300
Exercise of options             61,800        44,500                                                                        44,500
Purchase Treasury Stock                                                          20,000      (40,000)                      (40,000)
Preferred Stock Issued                                    10,000      40,000                                                40,000
Preferred Stock Dividends                                 35,500     142,100                                               142,100
Conversion Preferred Stock   1,901,400     1,855,900    (305,500) (1,222,100)                                              633,800
Net loss                                                                                                  (3,136,600)   (3,136,600)
                             ------------------------   ---------------------  -----------------------  ---------------------------
                             8,740,300  $ 57,653,000        0    $      0       20,000    $  (40,000)   $(50,944,100)  $ 6,668,900
                             ========================   =====================  =======================  ===========================

     The accompanying notes are an integral part of these consolidated financial statements

                      ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For Years Ended June 30,
                                                        2001             2000
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
- Net income (loss) from continuing operations     $ (3,236,800)  $ (1,825,600)
- Adjustments to reconcile net loss to net
    Cash provided by (used in) operating
      activities:
    Depreciation and amortization                       417,100        414,200
    Gain on sale - discontinued operations             (252,000)      (815,100)
    Impairment of Inventory                               --           400,000
    Stock issued for services                            14,300          2,200
(Increase) decrease in:
    Accounts receivable                                (131,100)      (378,000)
    Inventory                                          (105,800)     1,691,400
    Net assets of disposed operations                     --          (983,400)
    Prepaid expenses and other assets                    (6,200)       164,500

 Increase (decrease) in:
   Accounts payable and accruals                        (86,200)       (80,500)
   Billings in excess of costs & est. earnings            --          (173,400)
                                                   -------------  -------------
   Net cash provided by (used in) operations         (3,386,700)    (1,583,700)
   Income from discontinued operations                  242,300        471,800
                                                   -------------  -------------
   Net cash used in operating activities             (3,144,400)    (1,111,900)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable                     2,940,000         93,900
   Proceeds on sale of assets                           260,000          --
   Purchase of property, plant and equipment           (146,800)      (681,300)
   Investments                                           (9,500)      (940,800)
   Net cash forfeited from sale & acquisitions            --           (69,800)
   Proceeds on Net assets held for sale                  82,600         (5,100)
                                                   -------------  -------------
                                                      3,126,300     (1,603,100)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from borrowings                             885,700      1,248,500
   Repayments on borrowings                          (1,118,100)       (96,000)
   Capital leases                                         --          (335,000)
   Proceeds from sale of preferred stock                 40,000      1,040,000
   Net Proceeds received by 6-30-2001 from
     conversion of preferred stock                       70,300          --
   Proceeds from exercise of options                     44,500        372,500
                                                   -------------  -------------
   Net cash provided by (used in) financing
     activities                                         (77,600)     2,230,000
                                                   -------------  -------------

   Net increase (decrease) in cash                 $    (95,700)  $   (485,000)

CASH, beginning of year                                 176,700        661,700
                                                   -------------  -------------
CASH, end of year                                  $     81,000   $    176,700
                                                   =============  =============

                      ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For Years Ended June 30,
                                                        2001             2000
                                                   -------------  -------------



SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash paid for interest                          $     58,300   $     62,300
                                                   =============  =============
   Stock issued for services                       $     14,300   $    125,800
                                                   =============  =============
   Stock issued for acquisition of subsidiaries    $      --      $  1,536,300
                                                   =============  =============
   Preferred stock dividend in kind                $    142,100   $      --
                                                   =============  =============
   Note received in sale of subsidiary             $  1,450,000   $  3,495,000
                                                   =============  =============
   Fryer units transferred - inventory to net
      assets held for sale                         $      --      $    675,000
                                                   =============  =============
  The accompanying notes are an integral part of these consolidated financial statements

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------------------------------

        Principles of Consolidation - The consolidated financial statements include the accounts of Alanco Technologies, Inc., (formerly Alanco Environmental Resources Corporation) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

        During fiscal year 2000, the Company implemented a strategic restructuring plan by acquiring Arraid, Inc., a computer data storage company, initiating the roll-out of a multi-year storage area network
        (SAN) expansion plan, and the acquisition of a second computer data storage company, Excel/Meridian Data, Inc., effective June 1, 2000.

        Concurrently with the implementation of the strategic restructuring, the Company established a formal plan to sell the assets of all previously reported business segments. At June 30, 2000 and 2001, the Company had either sold the mining, pollution control product and restaurant equipment assets or reclassified them as "net assets held for sale." Therefore, fiscal years 2001 and 2000 have continuing operations only in the computer data storage segment.

        Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

        Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts. As of June 30, 2001 a provision for uncollectible accounts receivable has been established in the amount of $100,000.

        Subscription Receivables - Subscription receivables represent receivables arising at the time of the conversion of the Company's preferred stock to common stock. All monies due were received prior to issuance of the financial statements.

        Inventories - Inventories consist of purchased materials and parts, work-in-process, and finished goods. Inventories are stated at the lower of cost or market. Cost is calculated using the average-cost method.

        Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a 3 to 10-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Betterments or renewals are capitalized as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

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

        Intangible Assets - Intangibles consist of the excess of purchase price over fair value of net assets acquired (goodwill) in connection with the acquisition of its wholly owned subsidiaries.

        Investments - In fiscal year 2000, the Company sold its principal mining property known as the "COD mine" for convertible preferred stock in Gold & Minerals, Inc., an Arizona-based mining company with mining assets in the Southwest. Based on preliminary, unaudited financial information the Company has received, the entity will require additional debt or equity financing to increase its mining production to achieve planned production levels on its existing operating mine. There is no assurance the entity will receive the required additional debt or equity financing. If the entity is unable to sufficiently develop the property or if ore reserves prove to be inadequate, the Company's preferred stock could ultimately have minimal value.

        The G&M Series A Preferred Stock received is valued at cost and is convertible into a variable number of shares of G&M common stock determined by dividing the $4.5 million face value of the Preferred Stock (plus accrued "paid-in-kind" dividends) by the share market price at time of conversion.

        Based upon a review of the information available and discussion with the entity's principals, management of the Company believes that the value of the underlying convertible preferred stock at year-end equals or exceeds the carrying value of the mining property.

        Net Assets Held For Sale - During fiscal 2000, the Company implemented a plan to divest all non-data storage assets and reinvest the proceeds into the computer data storage market. At June 30, 2000, the "net assets held for sale" consisted of restaurant equipment and pollution control products assets. The remaining assets of the Restaurant Equipment segment, as of June 30, 2001, constituted the "net assets held for sale" and are valued at the lower of cost or market.

        Discontinued Operations - Discontinued operations for fiscal years 2001 and 2000 consisted of the remaining mining, restaurant equipment and pollution control operations. Based upon a formal plan of disposal adopted by management in fiscal year 2000, management concluded that income or loss from operations and any gain from the disposal of the segment assets should be reported separately from the Company's results of continuing operations. Therefore, the results of operations for the segments identified above, as well as the gain on the sale of a substantial portion of the pollution control product assets, are presented as "Discontinued Operations" for the years ended June 30, 2001 and 2000, respectively.

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

        The Company makes significant assumptions concerning the realizability of its intangible assets, deferred tax, investments and assets held for sale. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that its estimates in connection with these items could be further materially revised within the next year.

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

        Revenue Recognition - The Company recognizes revenue from computer storage area network equipment sales, net of anticipated returns, at the time products are shipped to customers, or at the time service is provided. Revenues from material long-term contracts are recognized on the percentage-of-completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to costs and income, and are recognized in the period in which the revisions were determined.

        Contract costs include all direct materials, subcontracts, labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred.

        At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss on both short and long-term contracts is accrued.

        Foreign Currency Translation - The Company sold its only foreign entity, which had been classified as "net assets held for sale" at June 30, 2000, during the current fiscal year. The entity's functional currency was the U.S. dollar and translates monetary assets and liabilities at year-end exchange rates. Non-monetary items were translated at historical rates. Income and expense amounts were translated at the average rates in effect during the year, except for depreciation, which is translated at historical rates. Gains or losses from changes in exchange rates were recognized in consolidated income in the year of occurrence. Foreign currency gains (losses) for the years ended June 30, 2001 and 2000 were immaterial.

        Income (Loss) Per Share - The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2001 and 2000 as the Company had losses from operations and therefore, the effect of all potential common stock equivalents was antidilutive. Stock options representing 3,359,200 shares were outstanding at year-end with exercise prices ranging between $13.23 and $0.43. The weighted average exercise price for all outstanding options was $1.19.

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

        During the current fiscal year, no customer accounted for more than 10% of Company revenues. The two largest customers represent 8% and 7% of revenues, respectively. The largest accounts receivable balance at June 30, 2001 represented 5.7% of consolidated accounts receivables.

        Segment Information - In 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the data storage segment as the only continuing operation unit of the Company. All assets related to previously disclosed segments have either been sold during the year or have been classified as "net assets of discontinued operations held for sale" at June 30, 2001.

        Pending Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS No. 137 and FAS No. 138. FAS 133 requires the Company to record all derivatives on the balance sheet at fair value commencing with the first quarter of 2001. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative change in fair value will be immediately recognized in earnings. Based on our current analysis, FAS 133 will not have a material impact on the financial statements of the Company.

        In June 2001, the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company has yet to determine what effect, if any, the adoption of these financial standards will have on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

        Reclassification - Certain reclassifications have been made to conform fiscal 2000 financials to the presentation in fiscal 2001. The reclassifications had no effect on net income.

2.      LIQUIDITY:
        ---------

        During fiscal 2001, the Company incurred significant losses and has experienced significant losses in prior years. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, it believes that its capital resources will be adequate to maintain and realize its business strategy. Should, however, the Company incur future losses or if additional working capital is not obtained through either long-term debt or equity capital, it could adversely affect future operations.

        The company sold its principal mining asset during the first quarter of fiscal year 2000 to Gold & Minerals, Inc. in exchange for $4.5 million of G&M Series A, 10% Cumulative, Convertible Preferred Stock. Based upon G&M projected operating results and a review of the major G&M mining operation, management believes the sale offered the best opportunity for the Company to maximize the return on its mining assets; however, there can be no assurance as to when the Company will liquidate the investment, or as to what value the Company will receive upon liquidation of the G&M Preferred Stock. Furthermore, based on preliminary unaudited financial information the Company has received, G&M will require additional debt/equity financing to increase its mining production to achieve planned production levels on its existing operating mine. There is no assurance G&M will receive the required additional debt/equity financing. If G&M is unable to sufficiently develop the property or if ore reserves prove to be inadequate, the Company's preferred stock could ultimately have minimal value.

3.      NET ASSETS HELD FOR SALE:
        ------------------------

        During fiscal 2000, management of the Company formally adopted a plan to actively pursue the sale of all business segment assets not related to the computer data storage segment. The assets to be sold included the pollution control product assets and restaurant equipment assets. The mining assets had been classified as "net assets held for sale" as of June 30, 1999. During fiscal year 2000, the mining assets, a portion of the restaurant equipment assets and a significant portion of the Pollution Control Products assets were sold. During the current fiscal year, the remaining Pollution Control Products assets and additional restaurant equipment assets were sold. At June 30, 2001, "net assets held for sale" consisted of the remaining restaurant equipment assets.

        Based upon management's decision to pursue the sale of all assets not related to the computer data storage, only revenues for the computer data storage segment were considered as continuing operations. For the year ended June 30, 2001 and 2000, the segment operating results of Pollution Control Products, Restaurant Equipment Distribution, and Mining were considered as discontinued operations.



  4.    NOTES RECEIVABLE
        ----------------

        Notes receivable at June 30, 2001 and 2000 consisted of the following:

                                                    2001            2000
                                              --------------  --------------
        Notes receivable - sale of assets     $   1,698,900   $   3,495,000
        Notes receivable - other                     69,700          84,000
                                              --------------  --------------
                                                  1,768,600       3,579,000
        Less - allowance for uncollectible         (125,000)           --
                                              --------------  --------------
            Net notes receivable                  1,643,600       3,579,000
        Less - current portion                     (677,500)     (3,019,000)
                                              --------------  --------------
        Notes receivable - long-term          $     966,100   $     560,000
                                              ==============  ==============

        At June 30, 2001, Notes receivable - sale of assets consisted of notes receivable in the amount of $1.15 million related to the fiscal year 2001 sale of the remaining assets in the Pollution Control Products segment and approximately $549,000 remaining balance associated with the sale of the Company's Pollution Control segment assets in the prior year. The $1.15 million notes bear interest from 5% to 7% and are payable through 2004. The $549,000 remaining balance bears interest at prime plus 4%.

        Notes receivable balances at June 30, 2000 consist primarily of notes related to the sale of assets. The Company closed on the sale of its principal asset in the Pollution Control Products segment subsequent to June 30, 2000. The transaction had an effective date of June 30, 2000. To properly record the sale in fiscal year 2000, two notes receivable were recorded. First, a note, without interest, was recorded to represent the cash amount that was received at closing, subsequent to year-end, of $2,895,000. A second, seven-year, $600,000 note receivable was recorded to represent the balance of the purchase price due to the Company. The note has a variable interest rate from prime plus 1% to prime plus 4% (prime plus 4% at June 30, 2001) and is being amortized over a 10-year period with a balloon payment due on or before July 5, 2007.

5.     INVENTORIES
       -----------
       Inventories consisted of the following at June 30:

                                                    2001              2000
                                               -------------    ---------------
       Raw materials and purchased parts       $    284,800     $    1,008,100
       Work-in-process                              109,500             87,100
       Finished goods                               824,200             17,500
       Fryer equipment                                --               675,000
                                               -------------    ---------------
       Total                                      1,218,500          1,787,700
       Less transfer of fryer equipment to
         net assets held for sale                     --              (675,000)
                                               -------------    ---------------
                                               $  1,218,500     $    1,112,700
                                               =============    ===============

        During the fourth quarter of fiscal year ended June 30, 2000, the Company reclassified the remaining fryer units from inventory to "assets held for sale" and recorded a charge for asset impairment of $400,000. The amount of fryer units held at June 30, 2001 net of the $400,000 impairment charge, totaled $603,300.

6.      PROPERTY AND EQUIPMENT:
        ----------------------

        At June 30, Property, Plant and Equipment consists of the following:

                                                 2001                 2000
                                           -------------        ------------
        Machinery and Equipment            $    338,900         $    344,800
-       Furniture and office equipment          481,100              459,300
        Leasehold improvements                   90,900               89,300
                                           -------------        -------------
                                                910,900              893,400
        Less accumulated depreciation          (414,900)            (264,800)
                                           -------------        -------------
             Net Book Value                 $   496,000         $    628,600
                                           =============        =============

        Related depreciation expense for the years ended June 30, 2001 and 2000, was $273,300 and $414,200, respectively.

7.      NOTES PAYABLE AND BANK LINE OF CREDIT:
        ---------------------------------------

        At June 30, 2001 and 2000, the Company had a note payable to a bank of $248,600 and $110,100, respectively, with interest calculated at prime plus 2% per annum. The repayment terms have been renegotiated with monthly principal payments, commencing in August 2001, of $25,000 plus interest. In addition, at June 30, 2000, the Company had a $750,000 note, 10% per annum, relative to the June 2000 acquisition of Excel/Meridian Data, Inc. The note maturity was tied to the sale of the Company's pollution control products asset and was paid in full during the quarter ended September 30, 2000.

        The Bank Line of Credit balance at June 30, 2001 and 2000 was $885,600 and $498,500, respectively. These balances represent borrowing under a one year (currently $1.5 million) Bank Line of Credit Agreement ("Agreement") initially entered into in September 1999 and renewed in December 2000. The formula-based line of credit is based upon accounts receivables and inventory values and has an interest rate of prime plus 1.25%. The Agreement expires in December 2001.

        During fiscal year 2001, the Company was in violation of certain financial covenants under the Agreement. At June 30, 2001 the bank had formally waived those covenants and a modification to the Agreement has been reached. The Company is currently in compliance with all Agreement covenants.

8.      COMMITMENTS AND CONTINGENCIES:
        -----------------------------

        The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire through fiscal year 2006. The Company also leases certain equipment under non-cancelable capital lease arrangements. Future minimum payments under non-cancelable operating leases are $182,200 for fiscal year 2002, $116,000 for fiscal years 2003 through 2005 and $87,000 for fiscal year 2006. Total minimum payments under non-cancelable operating leases through March 2006 amount to $617,000.

9.      ACQUISITIONS:
        -------------

        The Company acquired two companies in the computer data storage industry, Arraid, Inc., effective October 1, 1999, and Excel/Meridian Data, Inc., effective June 1, 2000, for a combined purchase price, consisting of cash and stock, valued at approximately $2.73 million. Both acquisitions were recorded using the purchase method of accounting and resulted in goodwill, representing the value of the purchase price in excess of net assets acquired. The net value of goodwill as of June 30, 2001 and 2000 was $1,420,400 and $1,558,000, respectively, net of accumulated amortization of $191,600 and $48,000.

10.     PREFERRED STOCK:
        ---------------

        The Company is authorized to issue a total of 5,000,000 shares of Class A cumulative convertible preferred stock and 2,000,000 shares of Class B cumulative preferred stock. These shares may be issued in such series and preferences as determined by the Board of Directors.

11.     SHAREHOLDERS' EQUITY:
        --------------------

       Preferred Shares - During fiscal years 2001 and 2000, the Company issued 270,000 shares of series B cumulative preferred stock ("Series B") to accredited investors at $4.00 per share for a value received of $1,080,000. The shares are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances.

       Holders of shares of Series B shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 15% per annum based upon a per share value of $5 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind." Dividends on Preferred Shares paid "in-kind" during the current fiscal year amounted to 35,500 preferred shares with a value of $142,100.

       During the fourth quarter of fiscal 2001, the holders of shares of the Company's Series B Preferred Stock accepted an offer to convert their preferred shares and $633,800 into 1,901,400 shares of the Company's common stock. The conversion into Common shares is recorded effective at year-end. Subscription receivables at June 30, 2001, related to the conversion, were $563,500. All subscription receivables were paid during July 2001.

       Common Shares - In November 2000, the Company's shareholders authorized the Company's Board of Directors to effect, if the Board believes necessary, up to a 1 for 3 reverse stock split at a future date through October 2002. As of June 30, 2001 no split was effected.

       Warrants - During fiscal 1998, the Company issued 60,715 warrants to a director for consideration of a $300,000 line-of-credit. These warrants expire in five years and are exercisable at $2.80 per share. During fiscal 2000, the Company issued a total of 50,000 warrants to two consultants for services rendered. 25,000 of the warrants are exercisable at $3.00 per share and expire in February 2003. The remaining 25,000 warrants are exercisable at $1.75 and expire in October 2004.

       Stock Options - In 1995, the Company adopted an Incentive Stock Option Plan that authorizes the issuance of up to 142,858 shares of common stock. Pursuant to the plan, the Company may only grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant. Each option must be granted within five years from the effective date of the Plan. The term of the options may not exceed five years. As of June 30, 2001, the Company has granted 121,788 options under the plan, of which all have vested and 112,500 have been exercised. Options outstanding for this plan at June 30, 2001 all had an exercise price of $13.23.

       In 1996, the Company adopted a Directors and Officers Stock Option Plan (1996 D&O Plan). Only executive officers and directors of the Company shall be eligible to be granted options under this plan. An aggregate of 107,143 shares of common stock are reserved for issuance under this Plan. The exercise price of the options will be 60% of the NASDAQ closing bid price per share on the date of grant or such other price the Board of Directors may determine. Each option must be granted within five years from the effective date of the plan and the term may not exceed five years. No one officer or director shall have more than 21,429 options granted under this plan. As of June 30, 2001, the Company had granted options under the 1996 D&O Plan to purchase 106,074 shares of which all options are vested. Exercise prices for the directors and officers options outstanding at June 30, 2001 range from $1.00 to $6.30.

       In 1998, the Company adopted another Directors and Officers Stock Option Plan (1998 D&O Plan) that authorizes the issuance of up to 750,000 shares of common stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2001, the Company has granted options under the Plan to purchase 750,000 shares, of which all have vested and 370,000 have been exercised. Options outstanding for this Plan at June 30, 2001 have exercise prices that range from $.50 to $1.75.
       In 1998, the Company also adopted another Incentive Stock Option Plan (1998 Stock Option Plan) that authorizes the issuance of up to 750,000 shares of common stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the common stock at the date of grant. Each option must be granted within 10 years from the effective date of the

       Plan, with the term of the options not exceeding 10 years. As of June 30, 2001, the Company has granted options under the Plan to purchase 954,500 shares, of which 279,250 have been canceled, 47,500 have been exercised, and 480,000 have been vested. Options outstanding for this Plan at June 30, 2001 have exercise prices that range from $.50 to $3.36.

       During fiscal 2000, the Company adopted another Directors and Officers Stock Option Plan (1999 D&O Plan) that authorizes the issuance of up to 500,000 shares of common stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2001, the Company has granted options under the Plan to purchase 400,000 shares, of which all have vested, and none have been exercised. Options outstanding for this Plan at June 30, 2001 have exercise prices that range from $1.50 to $2.00.

       In fiscal 2000, the Company also adopted another Incentive Stock Option Plan (1999 Stock Option Plan) that authorizes the issuance of up to 1,500,000 shares of common stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the common stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2001, the Company has granted options under the plan to purchase 785,250 shares, of which 411,000 have been canceled, none have been exercised, and 282,250 are vested. Options outstanding for this Plan at June 30, 2001 have exercise prices that range from $1.15 to $3.36.

       During fiscal 2001, the Company adopted another Directors and Officers Stock Option Plan (2000 D&O Plan) that authorizes the issuance of up to 500,000 shares of common stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2001, the Company has not granted any options under the Plan.

       In fiscal 2001, the Company also adopted another Incentive Stock Option Plan (2000 Stock Option Plan) that authorizes the issuance of up to 1,000,000 shares of common stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the common stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2001, the Company has granted options under the plan to purchase 320,000 shares, of which 99,500 have been canceled, 500 have been exercised, and 100,000 are vested. Options outstanding for this Plan at June 30, 2001 have exercise prices that range from $1.25 to $1.60.

       The Company also has granted options to officers and other employees outside of any plan as an inducement at the time of their employment. As of June 30, 2001, the Company has granted options under the plan to purchase 1,295,000 shares, all of which have vested, none have been exercised, and none have expired. Exercise prices for these options outstanding at June 30, 2001 range from $.43 to $4.69. All of these options, except for 185,000 shares, have been registered on form S-8 filings.

        The following is a table of activity of all options:

                                                                    Weighted
                                               Number of             Average
                                                Shares           Exercise Price
                                            -------------         -------------
       OPTIONS OUTSTANDING, June 30, 1999      2,023,575           $      0.73

         Granted                               1,261,500                  1.79
         Exercised                              (484,250)                 0.77
         Canceled                                (79,071)                 2.23
                                            -------------         -------------

       OPTIONS OUTSTANDING, June 30, 2000      2,721,754                  1.15

         Granted                               1,343,250                  1.68
         Exercised                               (63,750)                 0.71
         Canceled                               (642,108)                 2.13
                                            -------------         -------------
                                               3,359,146          $       1.19
      OPTIONS OUTSTANDING, June 30, 2001    ==============        =============

       For all options granted during fiscal years 2001 and 2000, the option price equaled the market price, as defined in the stock option plan, of the Company's common stock on the grant date. At June 30, 2001, options for 2,964,459 shares were exercisable and options for the remaining shares become exercisable within the next two years. If not previously exercised, options outstanding at June 30, 2001 will expire as follows:

                                                      Weighted
                              Number of               Average
       Year of Expiration      Shares              Exercise Price
       ------------------  ---------------         ---------------

            2002                  17,858           $      7.69
            2003                  34,288                  5.18
            2004                  20,000                  1.00
            2005                 385,000                  1.43
            2006                 100,000                  1.25
            2009               1,415,000                  0.51
            2010                 726,000                  1.50
            2011                 661,000                  1.77
                         ----------------           ---------------

                               3,359,146           $      1.19
                         ================           ===============

     Additional information about outstanding options to purchase the Company's common stock as of June 30, 2001 is as follows:

                        Options Outstanding               Options Exercisable
                ------------------------------------- -------------------------
                            Weighted Avg.   Weighted                 Weighted
                              Remaining     Average      Number      Average
    Exercise    Number of    Contractual    Exercise      of         Exercise
     Price        Shares   Life (in years)   Price      Shares        Price
-------------- ---------- ----------------- --------- ------------ ------------
    $0.43-$.75  1,325,000      7.25         $ 0.47     1,325,000    $  0.47
   $1.00-$1.95  1,486,300      6.94         $ 1.31       119,100    $  1.27
   $2.00-$2.75    453,200      9.16         $ 2.10       367,000    $  2.05
  $3.36-$13.23     94,600      4.41         $ 4.84        73,400    $  5.26

        Company stock options are issued to employees at an exercise price not less than the fair market value, as determined under the option plan,on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the current fiscal year.

        Pro Forma Stock-Based Compensation Disclosures - The Company applies
        APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below.


                                                       Year Ended June 30
                                                    2001               2000
                                              ---------------   ---------------
Net income (loss) applicable to common
    shareholders:
       As reported                            $  (3,136,600)     $  (1,358,800)
       Pro forma                              $  (4,244,425)     $  (2,350,400)
Net income (loss) per common share - basic
       As reported                            $       (0.46)     $       (0.23)
       Pro forma                              $       (0.62)     $       (0.40)
Net income (loss) per common share - diluted
       As reported                                      N/A                N/A
       Pro forma                                        N/A                N/A

       The fair value of each employee option granted in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       Year Ended June 30,
                                                   2001               2000
                                             ---------------    ---------------

       Expected volatility                         78.93%             81.25%
       Risk-free interest rate                      5.67%              6.00%
       Expected dividends                             -                  -
       Expected terms (in years)                      3                  3


13.     INCOME TAXES:
        ------------

        The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the year ended June 30:

                                                        2001           2000
                                                     ----------     ---------
        Statutory rate                                 34.0%          34.0%
        State income taxes, net of Federal income       3.3%           3.3%
            tax benefit
        Increase (reduction) in valuation
            allowance related to net operating
            loss carry-forwards and change in
            temporary differences                      (37.3%)        (37.3%)
                                                     -----------    ----------

                                                           0%             0%
                                                     -----------    ----------

       The components of the net deferred tax asset recognized as of June 30 are as follows:

                                                       2001            2000
                                                   -------------  -------------
       Long-term deferred tax assets (liabilities):
$        Net operating loss carryforwards           $ 8,516,000   $  8,324,000
         Goodwill                                     1,364,000      1,364,000
         Mining properties                            1,702,000      1,702,000
         Equipment and other                            (40,000)       (36,000)
         Other                                              --          10,000
         Less: Valuation allowance                  (11,542,000)   (11,364,000)
                                                  --------------  ------------

Net long-term deferred tax                        $       --       $      --
                                                  =============== =============

        The valuation allowance was increased by $178,000 for the year ended June 30, 2001. At June 30, 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $22,770,000. The loss carryforwards, unless utilized, will expire from 2000 through 2020.

14.     SUBSEQUENT EVENTS:
        ------------------

         FileZerver NAS. The Company acquired, in August of 2001, the assets and technology of a Phoenix-based company's FileZerver network attached storage (NAS) business. The Company believes the addition of the FileZerver technology and business significantly enhances the Company's computer data storage proprietary intellectual property and represents a perfect strategic fit for Alanco, complementing current SAN and NAS market activities, as well as Arraid's Linux-based single board computer (SBR) technology.

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE                                               NONE

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2001.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Exhibits

   3.1 Restated and Amended Articles of Incorporation (1)
   3.2 By-Laws of Corporation (2)
  10.1 Form of "Convertible Preferred stock Subscription and Purchase Agreement (3)
  10.2 Contract for Sale of Principal mining property to Gold & Minerals,
       Inc. (4)
  10.3 Asset Purchase Agreement related to sale of assets of Alanco Environmental Resources, Inc. (5)
  10.4 Agreement and Plan of Reorganization, dated as of June 21, 2000, by and among the Company, Excel Computer Corporation, and the holders of the capital stock of Excel. (6)
  10.5 1996 Directors and Officers Stock Option Plan and & Kauffman and Carlson Stock Option Agreements. (7)
  10.6 1998 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (8)
  10.7 1999 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (9)
  10.8 2000 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (10)
    21 Subsidiaries of the Registrant

       Name                                       State of Incorporation
       Arraid, Inc.                                         Arizona
       Excel/Meridian Data, Inc.                            Arizona
       Fry Guy Inc.                                         Nevada
       SanOne, Inc.                                         Arizona
       NetZerver, Inc.                                      Arizona
       Alanco Environmental Manufacturing, Inc.             Nebraska

       Footnotes:
       (1) Incorporated by reference to Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998
       (2) Incorporated by reference to Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998
       (3) Incorporated by reference to Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2000
       (4) Incorporated by reference to Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1999
       (5) Incorporated by reference to Form 8-KSB filed August 15, 2000
       (6) Incorporated by reference to Form 8-KSB filed August 15, 2000
       (7) Incorporated by reference to Form S-8 filed October 22,1998
       (8) Incorporated by reference to Form S-8 filed November 30,1998
       (9) Incorporated by reference to Form S-8 filed November 29, 1999
      (10) Incorporated by reference to Form S-8 filed December 14, 2000

B.   Schedules                              NONE

C.   Reports on Form 8-K            NONE

Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

SIGNATURES


                            Alanco Technologies, Inc.

 DATE: September 27, 2001
                                                   /s/Robert R. Kauffman

                                                    Robert R. Kauffman, CEO,

                                                    Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME                            TITLE                         DATE

/s/Robert R. Kauffman             Director &                 September 27, 2001
   ------------------             Chief Executive Officer
   Robert R. Kauffman

/s/James T. Hecker                Director                   September 27, 2001
   ---------------
   James T. Hecker

/s/Harold S. Carpenter            Director                   September 27, 2001
   -------------------
   Harold S. Carpenter

/s/Thomas C. LaVoy                Director                   September 27, 2001
   ---------------
   Thomas C. LaVoy

/s/Steven P. Oman                 Director                   September 27, 2001
   --------------
   Steven P. Oman

/s/Robert H. Friesen              Director                   September 27, 2001
   ------------------
   Robert H. Friesen

/s/John A. Carlson                Director &                 September 27, 2001
   ---------------                Chief Financial Officer
   John A. Carlson