Form 10QSB
period 2001-09-30
ALANCO TECHNOLOGIES INC
filed 2001-11-14
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                     The Securities and Exchange Act of 1934

For the quarter ended . . . . . . . . . . . . . . . . . . . .September 30, 2001
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347

                           ALANCO TECHNOLOGIES, INC.
                           ------------------------
              (Exact name of registrant as specified in its charter) (Formerly reporting as Alanco Environmental Resources)

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

                                    YES XX NO

         As of November 2, 2001 there were 8,729,400 shares of common stock outstanding.

                           ALANCO TECHNOLOGIES, INC.
                                      INDEX

                                                               Page Number

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets
                  September 30, 2001 and June 30, 2001  . . . . . . 3
               Consolidated Statements of Operations
                  For the three months ended September 30,
                  2001 and 2000 . . . . . . . . . . . . . . . . . . 4
               Consolidated Statements of Cash Flows
                  For the three months ended September 30,
                  2001 and 2000 . . . . . . . . . . . . . . . . . . 5
               Notes to Consolidated Financial Statements . . . . . 6
                  Note A - Basis of Presentation
                  Note B - Inventories

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . 7


PART II. OTHER INFORMATION

     Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . .10

     Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .10

                ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 30 AND JUNE 30, 2001
ASSETS
                                                  Sept 30, 2001  June 30, 2001
                                                  -------------  -------------
      Cash                                           $   89,900     $   81,000
      Accounts receivable, net                        1,534,600      1,209,400
      Subscriptions receivable                           --            563,500
      Notes receivable, net                             625,800        677,500
      Inventories                                     1,228,100      1,218,500
      Prepaid expenses                                   35,600         35,000
                                                    -----------    -----------
          Total current assets                        3,514,000      3,784,900
                                                    -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, NET                      416,200        496,000
                                                    -----------    -----------
OTHER ASSETS
      Intangible assets, net                          1,580,300      1,420,400
      Notes Receivable, net                             960,100        966,100
      Investment at cost                              2,475,200      2,475,200
      Net assets held for sale                          596,900        603,300
      Other assets                                       35,600         35,500
                                                    -----------    -----------
         Total other assets                           5,648,100      5,500,500
                                                    -----------    -----------
TOTAL ASSETS                                         $9,578,300     $9,781,400
                                                    ===========    ===========
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable & accruals                    $1,264,000     $1,010,600
      Bank line                                       1,110,900        885,600
      Notes payable, current                             --            248,600
      Deferred gain                                     589,700        589,700
                                                    -----------    -----------
          Total  Current Liabilities                  2,964,600      2,734,500

      Deferred gain, long term                          378,000        378,000
                                                    -----------    -----------
TOTAL LIABILITIES                                     3,342,600      3,112,500
                                                    -----------    -----------
SHAREHOLDERS' EQUITY

Preferred Stock:
 - Class A, cumulative convertible preferred stock;
   5,000,000 shares authorized, none outstanding         --            --
 - Class B, cumulative preferred stock; 20,000,000
   authorized and none outstanding                       --            --
Common Stock, no par, 100,000,000 shares authorized,
   8,728,400 and 8,720,300 shares issued             57,561,000     57,653,000
Treasury Stock                                           --            (40,000)

  Accumulated deficit                               (51,325,300)   (50,944,100)
                                                    ------------   ------------

          Total shareholders' equity                  6,235,700      6,668,900
                                                    ------------   ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $9,578,300     $9,781,400
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements

              ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                        2001           2000
                                                     -----------    -----------

NET SALES                                            $2,138,600     $2,746,400

      Cost of goods sold                              1,247,400      1,575,800
                                                     -----------    -----------

GROSS MARGIN                                            891,200      1,170,600

      Selling, general and administrative             1,273,600      1,467,300
                                                     -----------    -----------

OPERATING LOSS                                         (382,400)      (296,700)

      Other income (expense), net                         2,600         (7,700)
                                                     -----------    -----------

LOSS - CONTINUING OPERATIONS                           (379,800)      (304,400)

INCOME(LOSS) - DISCONTINUED OPERATIONS                   (1,400)        37,000
                                                     -----------    -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS         $ (381,200)    $ (267,400)
                                                     ===========    ===========

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
        - Continuing Operations                      $    (0.04)    $    (0.05)
                                                     ===========    ===========
        - Discontinued Operations                    $    (0.00)    $     0.01
                                                     ===========    ===========
         - Net Loss                                  $    (0.04)    $    (0.04)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            8,707,400      6,767,000
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements

                ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                         2001           2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                $ (379,800)    $ (304,400)
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                       64,000         82,000
     Stock issued for services                           23,000          3,300
     Other                                                 --            2,000

  (Increase) decrease in:
     Accounts receivable                                238,300       (566,500)
     Inventory                                          105,600         59,600
     Net assets of disposed operations                    6,400        (40,100)
     Prepaid expenses and other assets                     (600)       (89,800)
  Increase (decrease) in:
     Accounts payable and accrued expenses              253,400       (127,200)
                                                     -----------    -----------
     Net cash used in continuing operations             310,300       (981,100)
     Income (loss) from discontinued operations          (1,400)        37,000
                                                     -----------    -----------
        Net cash provided by (used in)
           operating activities                         308,900       (944,100)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of notes receivable                          6,700      2,900,000
  Purchase of property, plant and equipment             (99,400)       (96,400)
  Investments                                          (160,000)         --
  Purchase of treasury stock                            (24,000)         --
                                                     -----------     ----------
        Net cash provided by (used in) investing
           activities                                  (276,700)     2,803,600
                                                     -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from borrowings                              535,000          --
  Repayment on borrowings                              (558,300)    (1,265,100)
  Issuance of Stock                                        --           51,000
        Net cash used in financing activities           (23,300)    (1,214,100)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                      $    8,900     $  645,400

CASH, beginning of year                              $   81,000     $  176,700
                                                     -----------    -----------

CASH, end of quarter                                 $   89,900     $  822,100
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                             $   29,300     $   20,900
                                                     ===========    ===========

  Stock issued for services                          $   23,000     $    3,307
                                                     ===========    ===========

  Computer equipment moved from PP&E to Inventory    $  115,200     $     --
                                                     ===========    ===========
  Note receivable repaid through surrender
     of options                                      $   51,000     $     --
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THREE MONTHS ENDED SEPTEMBER 30, 2001

Note A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 2001, Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of September 30, 2001, and for all periods presented. The results of operations for the three months ending September 30, 2001, are not necessarily indicative of the operating results to be expected for an entire year.

         All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of September 30, 2001, and June 30, 2001, is listed below:

                                       September 30, 2001      June 30, 2001

         Finished goods                   $  782,500            $   824,200
         Work-in-process                      89,400                109,500
         Raw material                        356,200                284,800
                                          ----------            -----------
                                          $1,228,100             $1,218,500
                                          ==========            ===========

Note C - Acquisition and Business Development

         Continuing the Company's acquisition strategy, the Company acquired, in August 2001, the assets and technology of Microtest Inc.'s FileZerver network attached storage (NAS) business. The Company believes the addition of the FileZerver technology and business significantly enhances the Company's computer data storage proprietary intellectual property and represents a strategic fit for Alanco, complementing current SAN and NAS market activities, as well as Arraid's Linux-based single board computer (SBR) technology (discussed below). The FileZerver product is considered a leading NAS technology and previous to the acquisition, had been incorporated into the Company's NAS product line. In addition, a substantial portion of FileZerver's revenue had been to international customers, a new market for the Company's data storage business. The Company has created a new subsidiary called NetZerver, Inc. to assist in the sales and marketing of this new product.

         In July 2001, the Company's Arraid, Inc. subsidiary announced the commercial availability of its new ESP-1 single board computer. The ESP-1 computer is the common platform for a family of proprietary data storage products targeting significant new market niches, such as data systems for military reconnaissance and surveillance, commercial flight recorder systems, telecom data storage and specialized storage applications requiring internet communications.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; and the ability to maintain satisfactory relationships with suppliers.

1.   Results of Operations - Three months ended 9/30/2001 versus 9/30/2000

     In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues for fiscal quarter ended September 30, 2001 and 2000, respectively, to revenues from its Computer Data Storage segment, the only operation classified as a continuing operation. To maintain comparability, certain balances from the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the quarter ended September 30, 2000 have been restated.

     Consolidated revenue for the quarter ended September 30, 2001 was $2,138,600 compared to $2,746,400 for the comparable quarter of the previous year, a decrease of $607,800 or 22.1%. The net loss for the quarter was $381,200, or $.04 per share, compared to a loss of $267,400, or $.04 per share, for the same quarter of the prior year. The reduction in revenue and increase in loss were attributed to recent unfavorable economic conditions that have resulted in deferred and cancelled purchase orders. Recent unfavorable economic conditions and reduced capital spending have adversely affected Alanco's business in recent quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

     The Company reported a net loss from continuing operations for the current quarter of $379,800, or $.04 per share, compared to $304,400, or $.05 per share, for the comparable quarter in the prior fiscal year. The net loss from continuing operations for the quarter ended September 30, 2001 was attributable primarily to reductions in revenues related to current economic conditions, offset by reduced expenses and investment related to the implementation of the SanOne Storage Area Network (SAN) market development initiative.

     Operating results for the quarter reflected a loss from discontinued operations of $1,400, or nil per share, compared to income from discontinued operations of $37,000, or $.01 per share, for the comparable quarter in 2000. The decrease in income from discontinued operations was due to the loss of income from operations of the remaining Pollution control segment that was sold during fiscal year 2001.

     Selling, general and administrative expenses for the current quarter decreased to $1,273,600, compared to $1,467,300 incurred in the comparable quarter of 2000. The decrease was attributable primarily to reduction of sales commissions and costs associated with the SanOne Storage Area Network (SAN) market development initiative.

     A significant element of the Company's future growth plan will continue to be strategic acquisitions. Company management believes that the present technology slowdown has resulted in a unique opportunity for potential acquisitions at attractive terms among the numerous private data storage companies in the under $25 million sales revenue range. The Company's acquisition program focuses on two complementary objectives: (1) to consolidate acquired company product lines and/or distribution channels with current subsidiary company operations; and (2) to identify companies with proprietary intellectual property complementary to that of existing subsidiaries. The Company currently anticipates that the purchase price of any additional acquisitions will be payable primarily in the form of shares of the Company's Common Stock. While the Company has a number of acquisitions under serious consideration, completion of acquisitions and successful post-acquisition operation of the acquired business are subject to uncertainties and risks, including among others those mentioned in the "safe harbor" statement at the beginning of this Management's Discussion and Analysis.

2.    Liquidity and Capital Resources

      The Company's current assets at September 30, 2001 exceeded current liabilities by $549,400, or a current ratio of 1.2 to 1, compared to a current ratio of 1.4 to 1 at Fiscal Year End June 30, 2001. The decrease in current ratio resulted primarily from the loss for the quarter.

      The Company has a $1.5 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 1.25%. The line of credit agreement formula is based upon current asset values and is used to finance acquisitions and working capital. At September 30, 2001, the Company had drawn $987,700 under the line of credit, which expires December 28, 2001. The Company has received a formal compliance waiver as of June 30, 2001, and a modification to the Agreement covenants has been reached whereby the Company is in compliance. While the Company believes that it will be able to negotiate an extension of the line of credit prior to its expiration date, there can be no assurance that an extension will be obtained on satisfactory terms, or at all. If the Company is unable to obtain an extension, the Company likely will need to raise additional funds through public or private debt or equity financing. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results and financial condition could be materially adversely affected. Assuming that the Company obtains an extension of its line of credit, obtains alternative financing as discussed above, or a combination thereof, the Company believes the cash flow from operations and existing cash resources will be sufficient to meet its capital needs through fiscal year 2002.

      Cash generated from operations was $308,900 for the quarter, an increase of $1,137,800 when compared to cash used in operating activities of $944,100 for the comparable quarter ended September 30, 2000. The increase in cash generated from operations was due primarily to decreases in receivables resulting from the collection during the quarter of subscription receivables recorded at June 30, 2001, and increases in accounts payable and accrued expenses.

      During the quarter the Company purchased approximately $99,000 of additional equipment and transferred excess interoperability lab equipment, with a net book value of approximately $115,000, to inventory. Repayment on borrowing during the quarter amounted to $558,300, while advances from borrowing amounted to $535,000.

      The Company recorded goodwill of $160,000 during the current quarter related to the acquisition of the assets and technology of Microtest Inc.'s FileZerver network attached storage (NAS) business.

PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

      During the quarter ended September 30, 2001, the Company issued 20,000 shares of common stock for consultant services rendered and 12,000 shares for settlement of accounts payable balances. In addition, the Company purchased 23,900 shares of common stock during the quarter at a price of approximately $24,000. All Shares purchased, as well as treasury shares held at June 30, 2001 were cancelled prior to September 30, 2001.

Item 6.  EXHIBITS 10.9
                  - Exhibit A.  Bank loan
                  - Exhibit B.  Modification to Bank Loan



                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                               ALANCO TECHNOLOGIES, INC.
                                                    (Registrant)



                                               /s/John A. Carlson
                                               ---------------------------
                                               John A. Carlson
                                               Chief Financial Officer


Date: November 14, 2001

Exhibit A

                          AMENDED AND RESTATED
                            CREDIT AGREEMENT

This Amended and Restated Credit Agreement ("Agreement") is made and entered into on December 27, 2000 by and between Alanco Technologies, Inc.,Arraid, Inc. ("AI"), Excel/Meridian Data, Inc. ("EMD")Arraid, Inc. ("AI"), SanOne, Inc. ("SOI"). ATI, AI, EMD, and SOI are herein severally and jointly referred to as ("Borrower") and Imperial Bank, a California banking corporation, ("Bank").

Subject to the terms and conditions of this Agreement, any security agreement(s) executed by Borrower in favor of Bank, any note(s) executed by Borrower in favor of Bank, or any other agreements executed in conjunction therewith (collectively, the "Loan Documents"), Bank shall make the loans and or advances (individually a "Loan" and collectively "Loans") referred to below to Borrower.

In consideration of mutual covenants and conditions hereof, the parties hereto agree as follows:

1.       AMOUNT AND TERMS OF CREDIT

1.01     Revolving Credit Commitment 1.

(a) Revolving Line of Credit 1. Subject to the terms and conditions of this Agreement, provided that no event of default then has occurred and is continuing, Bank shall, upon ATI's request make advances ("Revolving Loans 1") to ATI, for working capital and acquisition purposes in and the issuance of Letters of Credit, an amount not to exceed the lesser of (a) $ 1,000,000.00 ("Revolving Line of Credit Amount 1") or (b) the Borrowing Base defined below, until December 26, 2001 (the "Revolving Line of Credit Maturity Date 1"). Revolving Loans may be repaid and reborrowed, provided that all outstanding principal shall not exceed the Borrowing Base and that all outstanding accrued principal and accrued interest on the Revolving Loans 1 shall be payable in full on the Revolving Credit Maturity Date 1. Borrowing Base shall not exceed the lesser of:

(i)  The sum of

     (1)  Eighty percent (80.0%) of Eligible Accounts, plus

     (2)  Fifty percent (50.0%) of  Eligible Inventory not to exceed $500,000.

     (3) The aggregate of the amounts outstanding under 1.02, 1.03 and 1.04 of this agreement; Or

(ii) The Revolving Line of Credit 1 Amount.

          If at any time or for any reason, the outstanding principal amount of the Revolving Line of Credit 1 is greater than the lessor of: (x) the Borrowing Base or (y) the Revolving Line of Credit 1 Amount, ATI shall immediately pay to Bank, in cash, the amount of such excess.

         "Eligible Accounts" Eligible Accounts shall mean the aggregate of Eligible Accounts of the Borrowers and shall only include such accounts as stated and recorded in Borrower's financial records according to Generally Accepted Accounting Principles (GAAP). "Eligible Accounts" shall also NOT include any of the following:

     (1) All Accounts under which payment is not received within 90 days from any due date;

     (2) All Accounts against which the account debtor or any other person obligated to make payment thereon asserts any defense, offset, counterclaim or other right to avoid or reduce the liability represented by the Account;

     (3) Any Accounts if the account debtor or any other person liable in connection therewith is insolvent, subject to bankruptcy or receivership proceedings or has made an assignment for the benefit of creditors or whose credit standing is unacceptable to Bank and Bank has so notified Borrower.

     (4) Accounts due from a debtor if 25% or more of the aggregate amount of accounts of such debtor have at that time remained unpaid for more than 90 days from invoice date.

     (5) For accounts representing more than 25% of Borrower's total accounts receivable, the balance in excess of the 25% is not eligible. However, the Bank may deem, in its sole discretion, the entire amount, or any portion thereof, eligible.

     (6) Accounts with respect to international transactions unless insured by an insurance company acceptable to the Bank or covered by letters of credit issued or confirmed by a bank acceptable to the Bank. Bank, in its sole discretion, may deem as eligible amounts due from major, publicly owned foreign companies.

     (7) Accounts with respect to which the account debtor is an officer, director, shareholder, employee, subsidiary or affiliate of Borrower.

     (8) Accounts where the account debtor is a seller to Borrower, whereby a potential offset (contra) exists.

     (9)  Consignment or guaranteed sales.

    (10)  Bill and hold accounts.

    (11) All United States Government receivables, unless formally assigned to the Bank.

    (12) Accounts representing billings, inventory or equipment on rent to the account debtor.

    (13)  Deferred revenues.

    (14)  Pre-billings.

"Inventory" means all of the aggregate of the Borrowers' goods, merchandise and other personal property which are held for sale or lease, including those held for display or demonstration or out on lease or consignment or to be furnished under a contract of service or are raw materials, work in process or materials used or consumed, or to be used or consumed in Borrower's business, and shall include all property rights, patents, copyrights, trademarks, plans, drawings, diagrams, schematics, assembly and display materials relating thereto.

"Eligible Inventory" means Inventory eligible for advances hereunder and shall be that Inventory deemed acceptable by Bank, and shall NOT include the following:

     (1)  Supplies (e.g. packaging).

     (2)  Inventory consigned to sales representatives.

     (3)  Obsolete inventory.

     (4)  Inventory reserve amounts.

     (5) Inventory in private warehouses (unless proper UCC-1 filing and a warehouse bailment agreement are in place).

     (6)  Defective or inventory under repair.

     (7)  Inventory not insured naming Bank as Loss Payee.

     (8) Any inventory owned by related entities of Borrower not a party to this agreement.

(b) Revolving Note 1. The interest rate, principal and interest payments, maturity date and certain other terms of the Revolving Loan 1 will be contained in a promissory note dated the date of this agreement, as such may be amended or replaced from time to time.


(c) Letter of Credit Usage and Sublimit. Subject to availability under the Revolving Line of Credit 1, at any time and from time to time from the date hereof through the banking day immediately prior to December 26, 2001 (the "Revolving Line of Credit Maturity Date 1"), Bank shall issue for the account of ATI such standby and commercial letters of credit ("Letters of Credit") as ATI may request, which requests shall be made by delivering to Bank a duly executed letter of credit application on Bank's standard form; provided, however, that the outstanding and undrawn amounts under all such Letters of Credit (i) shall not at any time exceed $200,000.00 ("Letter of Credit Sublimit") and (ii) shall be deemed to constitute Revolving Loans 1 for the purpose of calculating availability under the Revolving Line of Credit 1. Unless agreed to in writing by Bank, no Letter of Credit shall have an expiration date that is later than ninety (90) days subsequent to the Revolving Line of Credit Maturity Date 1. All Letters of Credit shall be in form and substance acceptable to Bank in its sole discretion and shall be subject to the terms and conditions of Bank's form application and letter of credit agreement and other agreements required by Bank. ATI will pay all usual issuance and other fees that Bank notifies ATI will be charged for issuing and processing Letters of Credit for ATI.

1.02     Revolving Credit Commitment 2.

(a) Revolving Line of Credit 2 Subject to the terms and conditions of this Agreement, provided that no event of default then has occurred and is continuing, Bank shall, upon AI's request make advances ("Revolving Loans 2") to AI, for working capital purposes, in an amount not to exceed One Hundred Thousand ($100,000), (the "Revolving Line of Credit 2") until December 26, 2001 (the "Revolving Line of Credit 2 Maturity Date"). Revolving Loans 2 may be repaid and reborrowed provided that all outstanding principal and accrued interest on the Revolving Loans 2 shall be payable in full on the Revolving Credit 2 Maturity Date.

(b) Revolving Note 2. The interest rate, payment terms maturity date and certain other terms of the Revolving Loan 2 will be contained in a promissory note dated the date of this agreement, as such may be amended or replaced from time to time.

1.03     Revolving Credit Commitment 3.

(a) Revolving Line of Credit 3 Subject to the terms and conditions of this Agreement, provided that no event of default then has occurred and is continuing, Bank shall, upon EMD's request make advances ("Revolving Loans 3") to EMD, for working capital purposes, in an amount not to exceed Two Hundred Thousand ($200,000), (the "Revolving Line of Credit 3") until December 26, 2001 (the "Revolving Line of Credit 3 Maturity Date"). Revolving Loans 3 may be repaid and reborrowed provided that all outstanding principal and accrued interest on the Revolving Loans 3 shall be payable in full on the Revolving Credit 3 Maturity Date.

(b) Revolving Note 3. The interest rate, payment terms maturity date and certain other terms of the Revolving Loan 3 will be contained in a promissory note dated the date of this agreement, as such may be amended or replaced from time to time.

1.04     Revolving Credit Commitment 4.

(a) Revolving Line of Credit 4 Subject to the terms and conditions of this Agreement, provided that no event of default then has occurred and is continuing, Bank shall, upon SOI's request make advances ("Revolving Loans 4") to SOI for working capital purposes, in an amount not to exceed Two Hundred Thousand ($200,000), (the "Revolving Line of Credit 4") until December 26, 2001 (the "Revolving Line of Credit 4 Maturity Date"). Revolving Loans 4 may be repaid and reborrowed provided that all outstanding principal and accrued interest on the Revolving Loans 4 shall be payable in full on the Revolving Credit 4 Maturity Date.

(b) Revolving Note 4. The interest rate, payment terms maturity date and certain other terms of the Revolving Loan 4 will be contained in a promissory note dated the date of this agreement, as such may be amended or replaced from time to time.

1.05. Documentation Fee, Costs and Expenses. In addition to any other amounts due, or to become due, concurrently with the execution hereof, Borrower agrees to pay to Bank a documentation fee in the amount of $750.00, and all other costs and expenses incurred by the Bank in the preparation of this Agreement, the other Loan Documents and the perfection of any security interest granted to Bank by Borrower.

1.6    Loan Fees. Concurrent with the execution hereof, in connection with
(a) the Revolving Line of Credit 2, Borrower shall pay to Bank a loan fee of One Thousand Dollars ($1000), (b) the Revolving Line of Credit 3, Borrower shall pay to Bank a loan fee of Two Thousand Dollars ($2000), and (b) the Revolving Line of Credit 4, Borrower shall pay to Bank a loan fee of Two Thousand Dollars ($2000).

1.07. Collateral. Borrower shall grant or cause to be granted to Bank a first priority lien on any and all personal property assets of Borrower which is assigned or hereafter is assigned to Bank as security or in which Bank now has or hereafter acquires a security interest or pursuant to the terms of any security agreement, an intellectual property security agreement or otherwise as security for all of Borrower's obligations to Bank, all as may be subject to
Section 5.03 herein. ATI's collateral shall secure the Loans made by the Bank to ATI and it's guaranty of the other Borrower's obligations to the Bank.

1.08 Collection of Payments. Borrower authorizes Bank to collect all interest, fees, costs, and/or expenses due under this Agreement by charging Borrower's demand deposit account number 9700 5885 with Bank, or any other demand deposit account maintained by Borrower with Bank, for the full amount thereof. Should there be insufficient funds in any such demand deposit account to pay all such sums when due, the full amount of such deficiency shall be immediately due and payable by Borrower.

2.       REPRESENTATIONS OF BORROWER

Borrower represents and warrants that:

2.01 Existence and Rights. ATI is a corporation, duly organized and existing and in good standing under the laws of the state of Arizona, without limit as to the duration of its existence, AI is a corporation, duly organized and existing and in good standing under the laws of the state of Arizona, without limit as to the duration of its existence, EMD is a corporation, duly organized and existing and in good standing under the laws of the state of Texas, without limit as to the duration of its existence, SOI is a corporation, duly organized and existing and in good standing under the laws of the state of Arizona, without limit as to the duration of its existence; each Borrower is authorized and in good standing to do business in the state of its incorporation; each Borrower has the appropriate powers and adequate authority, rights and franchises to own its property and to carry on its business as now conducted, and is duly qualified and in good standing in each state in which the character of the properties owned by it therein or the conduct of its business makes such qualification necessary; and Borrower has the power and adequate authority to make and carry out this Agreement. Borrower has no investment in any other business entity unless specified in writing to Bank except as defined in Section 5.04.

2.02 Agreement Authorized. The execution, delivery and performance of this Agreement and the Loan Documents are duly authorized and do not require the consent or approval of any governmental body or other regulatory authority; are not in contravention of or in conflict with any law or regulation or any term or provision of ATI's charter/articles of incorporation, by-laws, AI's charter/articles of incorporation, by-laws, EMD's charter/articles of incorporation, by-laws, or similar document as the case may be, SOI's charter/articles of incorporation, by-laws, EMD's charter/articles of incorporation, by-laws, or similar document as the case may be and this Agreement is the valid, binding and legally enforceable obligation of Borrowers in accordance with its terms; subject only to bankruptcy, insolvency or similar laws affecting creditors rights generally.

2.03 No Conflict. The execution, delivery and performance of this Agreement and the Loan Documents are not in contravention of or in conflict with any agreement, indenture or undertaking to which Borrower is a party or by which it or any of its property may be bound or affected, and do not cause any lien, charge or other encumbrance to be created or imposed upon any such property by reason thereof.

2.04 Litigation. Except as disclosed in writing to bank by Borrower, there is no litigation or other proceeding pending or threatened against or affecting Borrower which if determined adversely to Borrower or its interest would have a material adverse effect on the financial condition of Borrower, and Borrower is not in default with respect to any order, writ, injunction, decree or demand of any court or other governmental or regulatory authority.

2.05 Financial Condition. The consolidated and consolidating balance sheet of Borrower as of September 30, 2000, and the related profit and loss statement for the three (3) month period ended as of that date, a copy of which has heretofore been delivered to Bank by Borrower, and all other statements and data submitted in writing by Borrower to Bank in connection with this request for credit are true and correct, and said balance sheet truly presents the financial condition of Borrower as of the date thereof, and has been prepared in accordance with generally accepted accounting principles on a basis consistently maintained. Since such date there have been no material adverse changes in the financial condition or business of Borrower other than the sale of its CDSI operations. Borrower has no knowledge of any liabilities, contingent or otherwise, at such date not reflected in said balance sheet, and Borrower has not entered into any special commitments or substantial contracts which are not reflected in said balance sheet, other than in the ordinary and normal course of its business, which may have a materially adverse effect upon its financial condition, operations or business as now conducted.

2.06 Title to Assets. Borrower has good title to its assets, and the same are not subject to any liens or encumbrances other than those permitted by Section
5.03 hereof.

2.07 Tax Status. Borrower has no liability for any delinquent state, local or federal taxes, and, if Borrower has contracted with any government agency, Borrower has no liability for renegotiation of profits.

2.08 Trademarks, Patents. Borrower, as of the date hereof, possesses all necessary trademarks, trade names, copyrights, patents, patent rights, and licenses to conduct its business as now operated, without any known conflict with the valid trademarks, trade names, copyrights, patents and license rights of others.

2.09 Regulation U. None of the proceeds of any Loan shall be used to purchase or carry margin stock (as defined within Regulation U of the Board of Governors of the Federal Reserve system).

2.10 ERISA. All defined benefit pension plans as defined in the Employees Retirement Income Security Act of 1974, as amended ("ERISA"), of Borrower meet, as of the date hereof, the minimum funding standards of Section 302 of ERISA, and no Reportable Event or Prohibited Transaction as defined in ERISA has occurred with respect to any such plan.

3.       CONDITIONS PRECEDENT TO LOAN.

         Prior to Bank being obligated to make any Loan pursuant to this Agreement, Bank must receive all of the following, each of which must be in form and substance satisfactory to Bank:

3.01     Promissory Note(s).  Original, executed promissory note(s).

3.02 Security Agreement. Original, executed security agreement(s) covering the personal property collateral securing the Loan(s).

3.03 Financing Statement. Financing statement(s) executed by Borrower and each grantor of a security interest.

3.04 Insurance. Borrower shall have delivered to Bank evidence of insurance coverage required pursuant to that Agreement to Provide Insurance executed by Borrower, in form, substance, amounts, covering risks and issued by companies satisfactory to Bank, and where required by Bank, with loss payable endorsements in favor of Bank.

3.05 Organizational Documents. Copies of the charter/articles of incorporation, operating agreement, or similar document as the case may be, of the Borrower.

3.06 Authorizations. Certified copies of all action taken by the Borrower and each Guarantor and each grantor of a security interest to authorize the execution, delivery and performance of the Loan Documents.

3.07 Good Standing . Good standing certificates from the appropriate secretary of state of the state in which the Borrower is organized and in each state in which it is required to be qualified to do business.

3.08     Agreement.  This Agreement executed by the Borrower.

3.09     Acquisition Financing. Prior to any acquisition all the provisions of
Section 5.03 shall be complied with.

3.10.    Guaranty.   A Commercial Guaranty executed by ATI in favor of the Bank, guaranteeing the loans of the Bank to the other Borrowers.

3.13 Additional Documents. Such other documents as Bank may reasonably deem necessary.

4.       AFFIRMATIVE COVENANTS OF BORROWER

Borrower agrees that so long as it is indebted to Bank, under borrowings, or other indebtedness, or so long as Bank has any obligation to extend credit to Borrower it will, unless Bank shall otherwise consent in writing:

4.01 Rights and Facilities. Maintain and preserve all rights, franchises and other authority adequate for the conduct of its business; maintain its properties, equipment and facilities in good order and repair; conduct its business in an orderly manner without voluntary interruption and, if a corporation or partnership, maintain and preserve its existence.

4.02 Use of Proceeds. Use the proceeds of the Loans only for purposes specified in Section 1 of this Agreement.

4.03 Insurance. Maintain public liability, property damage and workers' compensation insurance and insurance on all its insurable property against fire and other hazards with responsible insurance carriers to the extent usually maintained by similar businesses and/or in the exercise of good business judgment, and as required by that Agreement to Provide Insurance executed by Borrower, with the Bank to be shown as Lenders Loss Payee on such policies.

4.04 Taxes and Other Liabilities. Pay and discharge, before the same become delinquent and before penalties accrue thereon, all taxes, assessments and governmental charges upon or against it or any of its properties, and all its other liabilities at any time existing, except to the extent and so long as:

(a) The same are being contested in good faith and by appropriate proceedings in such manner as not to cause any materially adverse effect upon its financial condition or the loss of any right of redemption from any sale thereunder; and

(b) It shall have set aside on its books reserves (segregated to the extent required by generally accepted accounting practice) deemed by it to be adequate with respect thereto.

4.05 Records and Reports. Maintain a standard and modern system of accounting in accordance with generally accepted accounting principles on a basis consistently maintained; permit Bank's representatives to have access to, and to examine its properties, books and records at all reasonable times and upon reasonable notice during normal business hours; and furnish Bank:

(a) Monthly Financial Statement. As soon as available, and in any event within thirty (30) days after the close of each month, a consolidated balance sheet, profit and loss statement and reconciliation of Borrower's capital balance accounts as of the close of such period and covering operations for the portion of Borrower's fiscal year ending on the last day of such period, all in reasonable detail and reasonably acceptable to Bank, in accordance with generally accepted accounting principles on a basis consistently maintained by Borrower and certified by an appropriate officer of Borrower.

(b) Annual Financial Statement. As soon as available, and in any event within ninety (90) days after and as of the close of each fiscal year of Borrower, a consolidated report of audit of Company, all in reasonable detail, prepared on an unqualified basis by an independent certified public accountant selected by Borrower and reasonably acceptable to Bank, in accordance with generally accepted accounting principles on a basis consistently maintained by Borrower and certified by an appropriate officer of Borrower;

(c) Quarterly Financial Statement. As soon as available, and in any event within forty-five (45) days after the close of each fiscal quarter, a consolidated balance sheet, profit and loss statement and reconciliation of Borrower's capital balance accounts as of the close of such period and covering operations for the portion of Borrower's fiscal year ending on the last day of such period, all in reasonable detail and reasonably acceptable to Bank, in accordance with generally accepted accounting principles on a basis consistently maintained by Borrower and certified by an appropriate officer of Borrower.

(d) Officer's Certificate. Within thirty (30) days after the end of each fiscal quarter and fiscal year of Borrower, a certificate from the President or Chief Financial Officer of Borrower, stating that Borrower has performed and observed each and every covenant contained in this Agreement to be performed by it and that no event has occurred and no condition then exists which constitutes an event of default hereunder or would constitute such an event of default upon the lapse of time or upon the giving of notice and the lapse of time specified herein; or, if any such event has occurred or any such condition exists, specifying the nature thereof, in the form of exhibit 4.05 (c) attached hereto;

(e) Audit Reports. Promptly after the receipt thereof by Borrower, copies of any detailed audit reports submitted to Borrower by independent accountants in connection with each annual or interim work on the accounts of Borrower made by such accountants;

(f) Stockholder, Security and Exchange Commission Statements and Reports. Promptly after the same are available, copies of all such proxy statements, financial statements and reports as Borrower or any subsidiary shall send to its members or stockholders as appropriate, if any, and copies of all reports which Borrower or any subsidiary may file with the Securities and Exchange Commission.

(g) Accounts Receivable And Accounts Payable Agings; Inventory Activity. Within thirty (30) days from each month-end, provided however forty-five (45) days from each fiscal quarter end, deliver to Bank a detailed accounts receivable aging reconciled to the general ledger of Borrower, a detailed accounts payable aging reconciled to the Borrower's general ledger of Borrower. All the foregoing will be in a form and with such detail as Bank may request from time to time.

(h) Borrowing Base Certificate. Within thirty (30) days from each month end, provided however forty-five (45) days from each fiscal quarter end, deliver to Bank a detailed Borrowing Base Certificate in the form of exhibit 4.05 (g) stating availability under the Borrowing Base as of the end of each monthly period.

(i) Other Information. Such other information relating to the affairs of Borrower as the Bank reasonably may request from time to time.

4.06 Tangible Net Worth. As to ATI only, maintain at all times a consolidated Tangible Net Worth (defined as stockholder's equity less any value for goodwill, trademarks, patents, copyrights, leaseholds, organization expense and other similar intangible items, and any amounts due from stockholders, officers and affiliates) plus Subordinated Debt, meaning debt subordinated to the obligations of Borrower to Bank, in form and substance satisfactory to Bank, of not less than Six Million Dollars ($6,000,000);

4.07 Debt to Tangible Net Worth. As to ATI only, maintain at all times a consolidated ratio of total liabilities to Tangible Net Worth (defined as stockholder's equity less any value for goodwill, trademarks, patents, copyrights, leaseholds, organization expense and other similar intangible items, and any amounts due from stockholders, officers and affiliates) plus Subordinated Debt, meaning debt subordinated to the obligations of Borrower to Bank, in form and substance satisfactory to Bank, of not greater than .50:1.0.

4.08 ERISA. Cause all defined benefit pension plans, as defined in ERISA, of Borrower to, at all times, meet the minimum funding standards of Section 302 of ERISA, and ensure that no Reportable Event or Prohibited Transaction, as defined in ERISA, will occur with respect to any such plan.

4.09 Laws. At all times comply with, or cause to be complied with, all laws, statues, rules, regulations, orders and directions of any governmental authority having jurisdiction over Borrower or Borrower's business.

4.10 GAAP. Compliance with all financial covenants shall be calculated based on generally accepted accounting principles applied on a consistent basis as maintained by Borrower.

4.11 Operating Accounts. Maintain all primary accounts and banking relationship with the Bank. Maintain, or cause to be maintained, on deposit with Bank, non-interest bearing demand deposit balances sufficient to compensate Bank for all services provided by Bank. Balances shall be calculated after reduction for the reserve requirement of the Federal Reserve Board and uncollected funds. Any deficiencies shall be charged directly to the Borrower on a monthly basis.

4.12 Notices. Promptly notify Bank in writing of (i) the occurrence of any Event of Default hereunder or any event which upon notice and lapse of time would be an Event of Default; (ii) all litigation; any substantial dispute which may exist between Borrower and any governmental regulatory body or law enforcement authority; any change in Borrower's name or principal place of business; or any other matter which has resulted or might result in a material adverse change in Borrower's financial condition or operations.

4.13 Audits. Permit representatives of Bank to conduct audits of Borrower's books and records relating to the Accounts, Inventory and other Collateral and make extracts therefrom, with results satisfactory to Bank, provided that Bank shall use its best efforts to not interfere with the conduct of Borrower's business, and to the extent possible to arrange for verification of the Accounts directly with the account debtors obligated thereon or otherwise, all under reasonable procedures acceptable to Bank and at Borrower's sole expense.

4.15 Covenants Relating to Collateral. In addition to any covenants in any Loan Document relating to any Collateral the Borrower agrees:

(a) To execute and deliver to Bank such assignments, including Bank's standard forms of Specific or General Assignment covering individual Accounts, notices, financing statements, and other documents and papers as Bank may require in order to affirm, effectuate or further assure the assignment to Bank of the Collateral or to give any third party, including the account debtors obligated on the Accounts, notice of Bank's interest in the Collateral.

(b) To promptly notify Bank of any attachment or other legal process levied against any of the Collateral and any information received by Borrower relative to the Collateral, including the Accounts, the account debtors or other persons obligated in connection therewith, which may in any way affect the value of the Collateral or the rights and remedies of Bank in respect thereto.

(c) That Bank may, upon the occurrence of an Event of Default hereunder, at any time, without prior notice to Borrower, collect the Accounts proceeds and may give notice of assignment to any and all account debtors, and Borrower does hereby make, constitute and appoint Bank its irrevocable, true and lawful attorney with power to receive, open and dispose of all mail addressed to Borrower, to endorse the name of Borrower upon any checks or other evidences of payment that may come into the possession of Bank upon the Accounts; to endorse the name of the undersigned upon any document or instrument relating to the Collateral; in its name or otherwise, to demand, sue for, collect and give acquittances for any and all moneys due or to become due upon the Accounts; to compromise, prosecute or defend any action, claim or proceeding with respect thereto; and to do any and all things necessary and proper to carry out the purpose herein contemplated.

(d) In the event any unpaid balance of Borrower's Loans shall exceed the maximum amount of outstanding Loans to which the Borrower is entitled under Section 1 hereof, Borrower shall pay to Bank for credit to the Note the amount of such excess.

(e) To do all acts necessary to maintain, preserve, and protect the Inventory, keep all Inventory in good condition and repair and not to cause any waste or unusual or unreasonable depreciation thereof.

5.       NEGATIVE COVENANTS OF BORROWER

Borrower agrees that so long as it is indebted to Bank, or so long as Bank has any obligation to extend credit to Borrower, it will not, without Bank's written consent:

5.01 Management. Make any change in its executive management which would result in the duties of Bob Kauffman or John Carlson being reduced from their present duties.

5.02 Outside Indebtedness. Create, incur, assume or permit to exist any indebtedness for borrowed moneys other than Loans from the Bank except obligations now existing as shown in the financial statement dated September 30, 2000, excluding those obligations being refinanced by Bank, or sell or transfer, either with or without recourse, any accounts or notes receivable or any moneys due or to become due.

5.03 Liens and Encumbrances. Create, incur, permit to exist, or assume any mortgage, pledge, encumbrance, lien or charge of any kind upon any asset now owned or hereafter acquired by it, other than liens for taxes not delinquent and liens in Bank's favor and other than liens agreed to in writing by Bank; and other than liens subordinated to the liens of the bank in form and substance satisfactory to the Bank.

5.04 Loans, Investments, Secondary Liabilities. Make any loans or advances to any person or other entity other than in the ordinary and normal course of its business as now conducted other than inter-company advances between the Borrowers, or make any investment in the securities of any person or other entity other than the United States Government, provided however that Borrower may hold preferred stock, or upon its conversion to common stock, received as consideration for the sale of its mines; or guarantee or otherwise become liable upon the obligation of any person or other entity, except by endorsement of negotiable instruments for deposit or collection in the ordinary and normal course of its business.

5.05 Acquisition of Business. Purchase or otherwise acquire the assets or business of any other entity provided however that only ATI may acquire the assets or business of another entity whereby cash consideration of such a purchase totals less than $200,000.00 and the following conditions are complied with:

   a. Borrower must provide Bank a certificate signed by the Chief Financial Officer of Borrower, in form and substance satisfactory to Bank, showing that the proposed acquisition will not cause the occurrence of an Event of Default under this Agreement when giving effect to the operations of the target company.

   b. The certificate required in a. above must be in the form of a compliance certificate complying with Section 4.05 (c) herein, and evidence compliance with all financial covenant requirements of this Agreement sited in Sections 4.6, 4.7, 4.8, and 4.9, all calculated based on a proforma consolidation of Borrower's and target company's financial statements as of the most recent fiscal quarter ended. Such proforma financial statements shall include a statement of profit and loss, balance sheet and statement of cash flows in form and substance satisfactory to Bank.

   c. All carry back notes must be subordinated to the obligations of Borrower to Bank in form and substance satisfactory to Bank.

   d. All target companies acquired by any Borrower shall become Borrower to this Agreement within sixty (60) days of the acquisition of the target.

If ATI wants to obtain the written consent to acquire another business or entity in excess of $200,000 cash consideration, ATI must provide all of the requirements as stated above in paragraphs a, b, c, and d to the Bank, in form and substance satisfactory to Bank, and receive written approval from Bank to enter into such transaction.

5.06 Sale of Business; Merger or Consolidation. Except for the sale of Fry Guy assets, liquidate, dissolve, merge or consolidate, or commence any proceedings therefor; or sell any assets except in the ordinary and normal course of its business as now conducted; or sell, lease, assign, or transfer any substantial part of its business or fixed assets, or any property or other assets necessary for the continuance of its business as now conducted, including without limitation the selling of any property or other asset accompanied by the leasing back of the same, or sale any core asset of AI, EMD or SOI.

5.07 Dividends/Distributions. Declare or pay any cash dividend or make any other distribution on any of its capital stock now outstanding or hereafter issued, except for inter-company distributions between the Borrowers.

5.08 Subordinated Liabilities. Make any payments on any Borrower's obligation subordinated to the obligations to Bank, other than in accordance with the provisions of any subordination agreement executed by the Bank and the subordinated debt holder.

6.       EVENTS OF DEFAULT

The occurrence of any of the following events of default ("Events of Default") shall, at Bank's option, terminate Bank's commitment to lend and make all sums of principal and interest then remaining unpaid on all Borrower's indebtedness to Bank immediately due and payable, all without demand, presentment or notice, all of which are hereby expressly waived:

6.01 Failure to Pay. Failure to pay any installment of principal or of interest on any indebtedness of Borrower to Bank within, ten (10) days of its due date.

6.02 Breach of Covenant. Failure of Borrower to perform any other term or condition of this Agreement or any Loan Document binding upon Borrower.

6.03 Breach of Warranty. Any of Borrower's representations or warranties made herein or any statement or certificate at any time given in writing pursuant hereto or in connection herewith shall be false or misleading in any respect.

6.04 Insolvency; Receiver or Trustee. Borrower shall become insolvent; or admit its inability to pay its debts as they mature; or make an assignment for the benefit of creditors; or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business.

6.05 Judgments, Attachments. Any money judgment in excess of $50,000, writ or warrant of attachment, or similar process shall be entered or filed against Borrower or any of its assets and shall remain unvacated, unbonded or unstayed for a period of ten (10) days or in any event later than five (5) days prior to the date of any proposed sale thereunder.

6.06 Bankruptcy. Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against Borrower and, if instituted against it, shall not be dismissed within thirty (30) days thereafter.

6.07 Revocation of Guarantee or Subordination Agreement. Any guarantee or subordination agreement required hereunder is breached or becomes ineffective; or any Guarantor or subordination creditor disavows or attempts to revoke or terminate such guarantee or subordination agreement.

6.08 Cessation of Business.  Borrower shall voluntarily suspend its business.

6.09 Adverse Change. Any change which, in the opinion of Bank, is materially adverse to the financial condition of Borrower or any Guarantor; or should Bank, for any reason, believe that the prospect of Borrower's payment or performance hereunder or under any other agreement or instrument with Bank be impaired.

6.10 Other Defaults. Borrower, or any Guarantor of Borrower's obligations to Bank, shall commit or do or fail to commit or do any act or thing which would constitute an event of default under any of the terms of any other agreement, document or instrument executed or to be executed by it concerning the obligation to pay money.

6.11 Advances. Notwithstanding anything to the contrary contained herein, Bank shall have no duty to make advances while any event of default exists notwithstanding any cure period provided for herein.

7.       MISCELLANEOUS PROVISIONS

7.01 Failure or Indulgence Not Waiver. No failure or delay on the part of Bank or any holder of notes issued hereunder, in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing under this Agreement or any note (s) issued in connection with a Loan that Bank may make hereunder, are cumulative to, and not exclusive of, any rights or remedies otherwise available.

7.02 Counterparts; Entire Agreement. This Agreement may be executed by the parties hereto in several counterparts, each of which shall be deemed to be an original and all of which shall constitute together but one and the same agreement. This Agreement, and the other Loan Documents constitute the entire understanding among the parties hereto with respect to the subject matter hereof and amends and restates any prior agreements, written or oral, with respect thereto.

7.03 Attorney's Fees. Borrower will pay promptly to Bank without demand after notice, with interest thereon from the date of notice at the rate applicable to the Loan, reasonable attorneys' fees and all costs and expenses paid or incurred by Bank in collecting or compromising the Loan after the occurrence of an Event of Default, whether or not suit is filed. If suit is brought to enforce any provision of this Agreement, the prevailing party shall be entitled to recover its reasonable attorneys' fees and court costs in addition to any other remedy or recovery awarded by the court.

7.04 Additional Remedies. The rights, powers and remedies given to Bank hereunder shall be cumulative and not alternative and shall be in addition to all rights, powers and remedies given to Bank by law against Borrower or any other person, including but not limited to Bank's rights of setoff or banker's lien.

7.05 Inurement. The benefits of this Agreement shall inure to the successors and assigns of Bank and the permitted successors and assigns of Borrower.

7.06 Applicable Law. This Agreement and all other agreements and instruments required by Bank in connection therewith shall be governed by and construed according to the laws of the state of California, to the jurisdiction of whose courts the parties hereby agree to submit.

7.07 Offset. In addition to and not in limitation of all rights of offset that Bank or other holder of the Loan may have under applicable law, Bank or other holder of any note issued hereunder shall, upon the occurrence of any Event of Default or any event which with the passage of time or notice would constitute such an Event of Default, have the right to appropriate and apply to the payment of the Loan any and all balances, credits, deposits, accounts or monies of Borrower then or thereafter with Bank or other holder, within ten (10) days after the Event of Default, and notice of the occurrence of any Event of Default by Bank to Borrower.

7.08 Severability. Should any one or more provisions of the Agreement be determined to be illegal or unenforceable, all other provisions nevertheless shall be effective.

7.09 Time of the Essence. Time is hereby declared to be of the essence of this Agreement and of every part hereof.

7.10 Accounting. All accounting terms shall have the meanings applied under generally accepted accounting principles unless otherwise specified.

7.11 Reference Provision.

(a) Other than (i) nonjudicial foreclosure and all matters in connection therewith regarding security interests in real or personal property; or (ii) the appointment of a receiver, or the exercise of other provisional remedies (any and all of which may be initiated pursuant to applicable law), each controversy, dispute or claim between the parties arising out of or relating to this Credit Agreement, any security agreement executed by Borrower in favor of Bank or any note executed by Borrower in favor of Bank or any other agreement or instrument issued in favor of Bank by Borrower (collectively in this Section, the "Agreement") which controversy, dispute or claim is not settled in writing within thirty (30) days after the "Claim Date" (defined as the date on which a party subject to this Agreement gives written notice to all other parties that a controversy, dispute or claim exists), will be settled by a reference proceeding in California in accordance with the provisions of Section 638 et seq. of the California Code of Civil Procedure, or their successor section ("CCP"), which shall constitute the exclusive remedy for the settlement of any controversy, dispute or claim concerning this Agreement, including whether such controversy, dispute or claim is subject to the reference proceeding and except as set forth above, the parties waive their rights to initiate any legal proceedings against each other in any court or jurisdiction other than the Superior Court in the County where the Real Property, if any, is located or Los Angeles County if none (the "Court"). The referee shall be a retired Judge of the Court selected by mutual agreement of the parties, and if they cannot so agree within forty-five
(45) days after the Claim Date, the referee shall be promptly selected by the Presiding Judge of the Court (or his representative). The referee shall be appointed to sit as a temporary judge, with all of the powers for a temporary judge, as authorized by law, and upon selection should take and subscribe to the oath of office as provided for in Rule 244 of the California Rules of Court (or any subsequently enacted Rule). Each party shall have one peremptory challenge pursuant to CCP ss.170.6. The referee shall (a) be requested to set the matter for hearing within sixty (60) days after the date of selection of the referee and (b) try any and all issues of law or fact and report a statement of decision upon them, if possible, within ninety (90) days of the Claim Date. Any decision rendered by the referee will be final, binding and conclusive and judgment shall be entered pursuant to CCP ss.644 in any court in the state of California having jurisdiction. Any party may apply for a reference proceeding at any time after thirty (30) days following notice to any other party of the nature of the controversy, dispute or claim, by filing a petition for a hearing and/or trial. All discovery permitted by this Agreement shall be completed no later than fifteen (15) days before the first hearing date established by the referee. The referee may extend such period in the event of a party's refusal to provide requested discovery for any reason whatsoever, including, without limitation, legal objections raised to such discovery or unavailability of a witness due to absence or illness. No party shall be entitled to "priority" in conducting discovery. Depositions may be taken by either party upon seven (7) days written notice, and request for production or inspection of documents shall be responded to within ten (10) days after service. All disputes relating to discovery which cannot be resolved by the parties shall be submitted to the referee whose decision shall be final and binding upon the parties. Pending appointment of the referee as provided herein, the Superior Court is empowered to issue temporary and/or provisional remedies, as appropriate.

(b) Except as expressly set forth in this Agreement, the referee shall determine the manner in which the reference proceeding is conducted including the time and place of all hearings, the order of presentation of evidence, and all other questions that arise with respect to the course of the reference proceeding. All proceedings and hearings conducted before the referee, except for trial, shall be conducted without a court reporter except that when any party so requests, a court reporter will be used at any hearing conducted before the referee. The party making such a request shall have the obligation to arrange for and pay for the court reporter. The costs of the court reporter at the trial shall be borne equally by the parties.

(c) The referee shall be required to determine all issues in accordance with existing case law and the statutory laws of the state of California. The rules of evidence applicable to proceedings at law in the state of California will be applicable to the reference proceeding. The referee shall be empowered to enter equitable as well as legal relief, to provide all temporary and/or provisional remedies and to enter equitable orders that will be binding upon the parties. The referee shall issue a single judgment at the close of the reference proceeding which shall dispose of all of the claims of the parties that are the subject of the reference. The parties hereto expressly reserve the right to contest or appeal from the final judgment or any appealable order or appealable judgment entered by the referee. The parties hereto expressly reserve the right to findings of fact, conclusions of laws, a written statement of decision, and the right to move for a new trial or a different judgment, which new trial, if granted, is also to be a reference proceeding under this provision.

(d) In the event that the enabling legislation which provides for appointment of a referee is repealed (and no successor statute is enacted), any dispute between the parties that would otherwise be determined by the reference procedure herein described will be resolved and determined by arbitration. The arbitration will be conducted by a retired judge of the Court, in accordance with the California Arbitration Act, ss.1280 through ss.1294.2 of the CCP as amended from time to time. The limitations with respect to discovery as set forth hereinabove shall apply to any such arbitration proceeding.

7.12 This Agreement may be modified only by a writing signed by all parties hereto.


This Agreement is executed on behalf of the parties by duly authorized officers as of the date first above written.

IMPERIAL BANK                               Alanco Technologies, Inc.
("Bank")                                    ("ATI")

By:   /s/ Clifford A. Payson                  By:   /s/ Robert R. Kauffman
      ----------------------                        ----------------------

Its:  Vice President                          Its:  Chairman, CEO
      --------------                                -------------

SanOne, Inc.                                Arraid, Inc.
("SOI")                                     ("AI")

By:   /s/ Robert R. Kauffman                  By:   /s/ Robert R. Kauffman
      ----------------------                        ----------------------

Its:  Chairman, CEO                           Its:  Chairman, CEO
      -------------                                 -------------


Excel/Meridian Data Inc.
("EMD")

By:   /s/ Robert R. Kauffman
      ----------------------

Its:  Chairman, CEO
      -------------

Exhibit B

IMPERIAL BANK

One Arizona Center, 400 East Van Buren, Suite 900, Phoenix, Arizona 85004. 602 417-1100 Fax 602 261-7881 800 525-4913

September 18, 2001

Robert R. Kauffman, Chairman
ALANCO TECHNOLOGIES, INC.,
ARRAID, INC.,
EXCEL/MERIDIAN DATA, INC.,
AND SANONE, INC.
15900 North 78th St. Suite 101
Scottsdale, AZ 85260

Dear Robert,

This letter shall serve as a formal waiver and modification to the Credit Terms and Conditions (the "Agreement") dated December 27, 2000 by and between ALANCO TECHNOLOGIES, INC., ARRAID, INC., EXCEL/MERIDIAN DATA, INC., AND SANONE, INC. (the Borrower") and Imperial Bank (the "Lender"). Lender agrees to waive and modify the Credit Terms and Conditions as follows:

1.  Section 4.06 (Tangible Net Worth) is waived for the period ending 6/30/01.
2. Section 4.07 (Debt to Tangible Net Worth) is waived for the period ending 6/30/01.
3. Section 4.06 (Tangible Net Worth) is hereby deleted and restated in its entirety as follows:

    Tangible Net Worth: As to consolidated ATI only, maintain at all times a consolidated Tangible Net Worth (defined as stockholder's equity less any value for goodwill, trademarks, patents, copyrights, leaseholds, organization expense and other similar intangible items and any amounts due from stockholders, officers, and affiliates) plus Subordinated Debt, meaning debt subordinated to the obligations of Borrower to Bank, in form and substance satisfactory to Bank, of not less than Four Million and Four Hundred Thousand Dollars ($4,400,000) as of September 30, 2001; increasing to Five Million and Five Hundred Thousand Dollars ($5,500,000) as of November 30, 2001.

4. Section 4.07 (Debt to Tangible Net Worth) is hereby deleted and restated in its entirety as follows:

   Debt to Tangible Net Worth: As to ATI only, maintain at all times a consolidated ratio of total liabilities to Tangible Net Worth (defined as stockholder's equity less any value for goodwill, trademarks, patents, copyrights, leaseholds, organization expense and other similar intangible items, and any amounts due from stockholders, officers, and affiliates) plus Subordinated Debt, meaning debt subordinated to the obligation of Borrower to Bank, in form and substance satisfactory to Bank, of not greater than .75:1.0.

Imperial Bank is willing to consent to the above waivers and modifications subject to the following conditions:

   - Borrower represents that all representations and warranties made and given by Borrower in the Loan Documents are true and correct.

   - Borrower represents that, other than the waivers made by this letter, no Default or Event of Default has occurred;

   - Borrower reaffirms all of its obligations under the Loan Documents and acknowledges that it has no claims, offsets or defenses with respect to the payment of sums due under the Loan Documents or related documents;

   - Borrower hereby releases and discharges Bank and its affiliates from and against any and all demands, claims and causes of action of any type or nature, at law and/or in equity, that Borrower now has resulting from any action or omission by Lender prior to the date of this letter;

   - Borrower acknowledges that, with the sole exception of the waivers and modifications granted by this letter, the Loan Documents shall each remain unaffected by this letter and shall remain in full force and effect;

   - Borrower acknowledges that the waivers and modifications granted by this letter relates solely to the above existing section of the agreement. Borrower acknowledges that, except as provided herein, Lender does not waive any existing Event of Default or any Default or Event of Default hereafter occurring, or become obligated to waive any condition or obligation in any agreement between Borrower and Lender.

This waiver and modification letter shall become binding upon its execution by Bank and Borrower and upon submission of signed documentation. Borrower's execution of this waiver and modification letter shall constitute agreement with the conditions listed above.

Sincerely,


Cliff Payson
Vice President

I accept the modifications granted herein subject to the terms and conditions of this letter,

Date: 9/21/01

SanOne, Inc. ("SOI")

By:  /s/ Robert R. Kauffman
     Robert R. Kauffman
Its: Chairman

Excel/Meridian Data Inc. ("EMD")

By:  /s/ Robert R. Kauffman
     Robert R. Kauffman
Its: Chairman

Alanco Technologies, Inc. ("ATI")

By:  /s/ Robert R. Kauffman
     Robert R. Kauffman
Its: President & CEO

Arraid, Inc. ("AI")

By:  /s/ Robert R. Kauffman
     Robert R. Kauffman
Its: Chairman