Form 10QSB
period 2001-12-31
ALANCO TECHNOLOGIES INC
filed 2002-02-14
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of
                  The Securities and Exchange Act of 1934

 For the quarter ended . . . . . . . . . . . . . . . . .   December 31, 2001
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347

                            ALANCO TECHNOLOGIES, INC.
                            ------------------------
              (Exact name of registrant as specified in its charter)
        (Formerly reporting as Alanco Environmental Resources Corporation)

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

         As of February 12, 2002 there were 10,212,600 shares of common stock outstanding.

                            ALANCO TECHNOLOGIES, INC.
                                      INDEX

Page Number
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                    Consolidated Balance Sheets
                       December 31, 2001 and June 30, 2001  .............3

                     Consolidated Statements of Operations
                       For the three months ended December 31,
                           2001 and 2000.................................4

                     Consolidated Statements of Operations
                       For the six months ended December 31,
                           2001 and 2000.................................5

                     Consolidated Statements of Cash Flows
                       For the six months ended December 31,
                          2001 and 2000..................................6

                      Notes to Consolidated Financial Statements ........7
                           Note A - Basis of Presentation
                           Note B - Inventories
                           Note C - Loss per Share
                           Note D - Sale of Common Shares
                           Note E - Acquisition and Business Development

         Item 2.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ...........8


PART II. OTHER INFORMATION

         Item 6.   Exhibits ............................................10

                   Signature ...........................................10

               ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31 AND JUNE 30, 2001
ASSETS
                                            Dec 31, 2001         June 30, 2001
                                           --------------       --------------
                                            (Unaudited)
CURRENT ASSETS
  Cash                                      $    748,000          $    81,000
  Accounts receivable, net                     1,267,600            1,209,400
  Subscriptions receivable                        50,000              563,500
  Notes receivable, net                          783,700              677,500
  Inventories                                  1,362,500            1,218,500
  Prepaid expenses                                69,300               35,000
                                           --------------      ---------------
     Total current assets                      4,281,100            3,784,900
                                           --------------      ---------------

PROPERTY, PLANT AND EQUIPMENT, NET               371,800              496,000
                                           --------------      ---------------

OTHER ASSETS
  Intangible assets, net                       1,582,800            1,420,400
  Notes Receivable, net                          450,000              966,100
  Investment at cost                           2,475,200            2,475,200
  Net assets held for sale                       593,600              603,300
  Other assets                                    32,600               35,500
                                           --------------      ---------------
     Total other assets                        5,134,200            5,500,500
                                           --------------      ---------------
TOTAL ASSETS                                $  9,787,100         $  9,781,400
                                           ==============      ===============

CURRENT LIABILITIES
  Accounts payable & accruals               $  1,553,200         $  1,010,600
  Bank line                                    1,273,900              885,600
  Notes payable, current                           --                 248,600
  Deferred gain, pollution control products      589,700              589,700
                                           --------------      ---------------
     Total Current Liabilities                 3,416,800            2,734,500

LONG TERM LIABILITIES
  Deferred gain, pollution control products      378,000              378,000
                                           --------------      ---------------

TOTAL LIABILITIES                              3,794,800            3,112,500
                                           --------------      ---------------

SHAREHOLDERS' EQUITY
  Preferred Stock:
    Class A, cumulative convertible
    preferred stock; 5,000,000 shares
    authorized, of which none are                  --                    --
    issued and outstanding at 12/31/01.
    Class B, cumulative preferred stock:
    2,000,000 authorized and none outstanding      --                    --
  Common Stock, no par value, 100,000,000 shares
    authorized 9,691,600 and 8,720,300
    shares issued, respectively               58,122,900           57,653,000
  Treasury Stock                                   --                 (40,000)

     Accumulated deficit                     (52,130,600)         (50,944,100)
                                           --------------      ---------------
     Total shareholders' equity                5,992,300            6,668,900
                                           --------------      ---------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $  9,787,100         $  9,781,400
                                           ==============      ===============

               ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                  2001                 2000
                                             --------------     ---------------

NET SALES                                      $ 1,475,400         $ 2,562,700

  Cost of goods sold                               938,800           1,559,500
                                             --------------     ---------------

GROSS MARGIN                                       536,600           1,003,200

  Selling, general and administrative            1,341,100           1,797,400
                                             --------------     ---------------

OPERATING LOSS                                    (804,500)           (794,200)

  Other income (expense), net                      (12,900)             23,000
                                             --------------     ---------------

LOSS - CONTINUING OPERATIONS                      (817,400)           (771,200)

  Preferred stock dividend                           --                (56,500)
                                             --------------     ---------------

LOSS - CONTINUING OPERATIONS ATTRIBUTABLE
       TO COMMON SHAREHOLDERS                     (817,400)           (827,700)
                                             --------------     ---------------

  Operating income (loss) - disc. operations        12,000             (30,500)
  Gain - sale of pollution control products          --                252,000
                                             --------------     ---------------

INCOME - DISCONTINUED OPERATIONS                    12,000             221,500
                                             --------------     ---------------


NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS   $  (805,400)        $  (606,200)
                                             ==============     ===============

EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED
         - Continuing Operations               $     (0.09)        $     (0.12)
                                             ==============     ===============
         - Discontinued Operations             $      0.00         $      0.03
                                             ==============     ===============
         - Net Loss                            $     (0.09)        $     (0.09)
                                             ==============     ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       8,738,733           6,777,900
                                             ==============     ===============

               ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                   2001                2000
                                             --------------      --------------

NET SALES                                      $ 3,614,000         $ 5,309,100

  Cost of goods sold                             2,186,200           3,135,300
                                             --------------      --------------

GROSS MARGIN                                     1,427,800           2,173,800

  Selling, general and administrative            2,614,700           3,264,700
                                             --------------      --------------

OPERATING LOSS                                  (1,186,900)         (1,090,900)

  Other income (expense), net                      (10,300)             15,200
                                             --------------      --------------

LOSS - CONTINUING OPERATIONS                    (1,197,200)         (1,075,700)

  Preferred stock dividend                          --                 (56,500)
                                             --------------      --------------

LOSS - CONTINUING OPERATIONS ATTRIBUTABLE
       TO COMMON SHAREHOLDERS                   (1,197,200)         (1,132,200)

  Operating income (loss)-disc. operations          10,600               6,500
  Gain - sale of pollution control products          --                252,000
                                             --------------      --------------

INCOME - DISCONTINUED OPERATIONS                    10,600             258,500
                                             --------------      --------------


NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS   $(1,186,600)         $ (873,700)
                                             ==============      ==============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED

           - Continuing Operations             $     (0.14)       $      (0.17)
                                             ==============      ==============
           - Discontinued Operations           $      0.00        $       0.04
                                             ==============      ==============
           - Net Loss                          $     (0.14)       $      (0.13)
                                             ==============      ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       8,738,733           6,772,400
                                             ==============      ==============


                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                         2001         2000
                                                    ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations               $ (1,197,200) $ (1,075,700)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                       131,500       197,700
     Stock issued for services                            26,000         3,300
     Other                                                 2,900         --

  (Increase) decrease in:
     Accounts receivable                                 455,300      (966,400)
     Inventory                                           (28,800)     (208,900)
     Net assets of disposed operations                     9,700       153,900
     Prepaid expenses and other assets                   (34,300)      (37,100)
   Increase (decrease) in:
     Accounts payable and accrued expenses               542,600       213,800
                                                    ------------- -------------
       Net cash used in continuing operations            (92,300)   (1,719,400)
     Income from discontinued operations                  10,600       258,500
                                                    ------------- -------------
       Net cash used in operating activities             (81,700)   (1,460,900)
                                                    ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of notes receivable                         358,900     1,587,300
  Purchase of property, plant and equipment             (122,200)      (59,300)
  Intangible Assets, related to acquisitions            (162,700)       (6,100)
  Deferred Gain                                            --          967,700
  Investments                                              --            --
  Purchase of treasury stock                             (24,000)       (7,800)
                                                    ------------- -------------
     Net cash provided by investing activities            50,000     2,481,800
                                                    ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from borrowings                             1,215,000         --
  Repayment on borrowings                             (1,075,300)   (1,028,300)
  Issuance of Stock                                      578,300         --
  Proceeds from sale of preferred stock                    --           96,500
  Nasdaq listing fee                                     (19,300)        --
  Dividends on preferred stock                             --          (56,500)
  Proceeds from exercise of options                        --           11,000
                                                    ------------- -------------
    Net cash provided by (used in) financing
        activities                                       698,700      (977,300)
                                                    ------------- -------------
NET INCREASE IN CASH                                $    667,000  $     43,600

CASH, beginning of period                           $     81,000  $    176,700
                                                    ------------- -------------

CASH, end of period                                 $    748,000  $    220,300
                                                    ============= =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                            $     42,700  $     32,100
                                                    ============= =============

  Stock issued for services                         $     26,000  $      3,300
                                                    ============= =============

  Computer equipment transferred from PP&E to
     Inventory                                      $    115,200  $      --
                                                    ============= =============

  Note receivable repaid through surrender of
     options                                        $     51,000  $      --
                                                    ============= =============


                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR SIX MONTHS ENDED DECEMBER 31, 2001

Note A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 2001, Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statements of cash flows as of December 31, 2001, and for all periods presented. The results of operations for the six months ending
December 31, 2001, are not necessarily indicative of the operating results to be expected for an entire year.

         All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31, 2001, and June 30, 2001, is listed below:

                                      December 31, 2001      June 30, 2001

         Finished goods                  $  860,300            $   824,200
         Work-in-process                    114,300                109,500
             Raw material                   387,900                284,800
                                         -----------            -----------
                                         $1,362,500             $1,218,500
                                         ===========            ===========
Note C - Loss per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares outstanding of common stock.

        Diluted earnings per share were computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

Note D - Sale of Common Shares

         During December 2001 and January 2002, the company raised a total of $925,000 through the sale, to accredited investors, of common stock at a price of $.625 per share. As of December 31, 2001 the Company had raised $600,000 and had incurred expenses related to the stock issuance of $21,700. The purchasers of the restricted common shares were also issued 3 year warrants to purchase shares of common stock. The Company issued, with respect to the full fund raising through January, warrants to purchase 805,000 shares of the Company's common stock at a price of $1.00 per share.

Note E - Acquisition and Business Development

         Continuing the Company's acquisition strategy, the Company announced in December 2001, an agreement to acquire Technology Systems International, Inc. ("TSI"), a Scottsdale, Arizona based developer of proprietary, wireless RF (radio frequency) identification, location and tracking technology utilized for area security management and information systems primarily focusing on the correctional market. The acquisition, which is anticipated to be effected by the Company purchasing substantially all the assets of TSI, is conditional on final structuring and shareholder approval of both companies. The basic structure of the acquisition will consist of an initial payment of Alanco common stock at the close with additional future stock payments based upon financial performance.

         Alanco believes the addition of the TSI patented technology (named the TSI PRISM (TM) System) significantly enhances the Company's proprietary intellectual property and represents a strategic expansion of the Company's information technology activities. TSI recently completed both a seven-year development program, investing over $14 million in the patented technology, and two successful pilot projects, one in Texas and one in California. Currently, TSI is completing an installation of the system at a correctional facility in Michigan.

         In November 2001, the Company's Excel/Meridian Data, Inc., Dallas, Texas based subsidiary announced the commercial availability of its new SecurNAS 7200 Network Attached Storage (NAS) filer. The SecurNAS 7200 is a fault tolerant, 4U Rack Mount filer with a powerful, low overhead, Linux-based operating system coupled with hardware RAID backplane and controller. It can be installed and configured in less than 15 minutes and offers a very affordable fault tolerant data storage solution, readily scalable from 30 GB to 1 TB with cost-effective IDE hard drives.

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

1.   Results of Operations

     In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues to revenues from its Computer Data Storage segment, the only operation classified as a continuing operation. To maintain comparability, certain balances from the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the comparable period of the prior year may have been restated.

(A)      Three months ended 12/31/2001 versus 12/31/2000

     Consolidated revenue for the quarter ended December 31, 2001 was $1,475,400, compared to $2,562,700 for the comparable quarter of the previous year, a decrease of $1,087,300 or 42.4%. The net loss attributable to common stockholders for the quarter was $805,400, or $.09 per share, compared to a loss of $606,200, or $.09 per share, for the same quarter of the prior year. The reduction in revenues was attributed to recent unfavorable economic conditions
that have resulted in deferred and cancelled purchase orders.   Alanco's
business in recent quarters. If the economic conditions in the United States worsen, Alanco may experience a material adverse impact on its operating results and business conditions.

     The Company reported a net loss from continuing operations for the current quarter of $817,400, or $.09 per share, compared to $827,700, or $.12 per share, for the comparable quarter in the prior fiscal year. The comparable prior year quarter reflected a $56,500 charge for dividends on preferred stock that were converted to common stock during the final quarter of the fiscal year ended June 30, 2001. The net loss from continuing operations for the quarter ended December 31, 2001 was attributable primarily to reductions in revenues related to current economic conditions, offset by reduced overhead expenses and investment related to the implementation of the SanOne Storage Area Network (SAN) market development initiative.

   Operating results for the quarter reflected a gain from discontinued operations of $12,000, or nil per share, compared to income from discontinued operations of $221,500, or $.03 per share, for the comparable quarter in 2000. The results from discontinued operations for the quarter ended December 31, 2000 included a gain on sale of pollution control products of $252,000.

          Selling, general and administrative expenses for the current quarter decreased to $1,341,100, compared to $1,797,400 incurred in the comparable quarter of 2000. The decrease of $456,300, or 25.4%, was attributable primarily to reduction in sales commissions, costs associated with the SanOne Storage Area Network (SAN) market development initiative and general overhead.

(B)      Six months ended 12/31/2001 versus 12/31/2000

     Consolidated revenue for the six months ended December 31, 2001 was $3,614,000, compared to $5,309,100 for the comparable period of the previous year, a decrease of $1,695,100 or 31.9%. The net loss attributable to common stockholders for the six-month period was $1,186,600, or $.14 per share, compared to a loss of $873,700, or $.13 per share, for the same period of the prior year. The reduction in revenues and increase in losses were attributed to recent unfavorable economic conditions that have resulted in deferred and cancelled purchase orders. Recent unfavorable economic conditions and reduced capital spending have adversely affected Alanco's business in recent quarters. If the economic conditions in the United States worsen, Alanco may experience continued adverse impact on its operating results and business conditions.

     The Company reported a net loss from continuing operations for the current six months of $1,197,200, or $.13 per share, compared to $1,132,200, or $.17 per share, for the comparable period in the prior fiscal year. The comparable period for the prior fiscal year included a $56,500 charge for dividends on preferred stock. The preferred stock was converted to common stock during the final quarter of fiscal year ended June 30, 2001. The net loss from continuing operations for the six-months ended December 31, 2001 was attributable primarily to reductions in revenues related to current economic conditions, offset by reduction in expenses, including sales commissions and investment related to the implementation of the SanOne Storage Area Network (SAN) market development initiative.

   Income from discontinued operations for the six-month period reflects a gain from discontinued operations of $10,600, or nil per share, compared to income from discontinued operations of $258,500, or $.04 per share, for same period in 2000. The results from discontinued operations for the prior year period included a gain on sale of pollution control products of $252,000.

         Gross profit for the six-months ended December 31, 2001 amounted to $1,427,800, or 39.5%, compared to $2,173,800, or 40.9%, for the comparable six-month period a year earlier. The decrease in gross profit percentage resulted from a change in product mix that the Company believes is temporary. The decrease in gross profit dollars resulted from the reduction in sales related to current economic conditions.

          Selling, general and administrative expenses for the current six-month period decreased to $2,614,700, compared to $3,264,700 incurred in the comparable six-month period of 2000. The decrease of $650,000, or 19.9%, was attributable primarily to reduction in sales commissions, market development costs and general overhead costs.

         A significant element of the Company's future growth plan will continue to be strategic acquisitions. Company management believes that the present technology slowdown has resulted in a unique opportunity for potential acquisitions at attractive terms among the numerous private information technologies companies in the under $25 million sales revenue range. The Company's acquisition program focuses on two complementary objectives: (1) to consolidate acquired company product lines and/or distribution channels with current subsidiary company operations; and (2) to identify companies with proprietary intellectual property complementary to that of existing subsidiaries. The Company currently anticipates that the purchase price of any additional acquisitions will be payable primarily in the form of shares of the Company's Common Stock. While the Company has a number of acquisitions under serious consideration,completion of acquisitions and successful post-acquisition operation of the acquired business are subject to uncertainties and risks, including among others those mentioned in the "safe harbor" statement at the beginning of this Management's Discussion and Analysis.

2.   Liquidity and Capital Resources

         The Company's current assets at December 31, 2001 exceeded current liabilities by $864,300, or a current ratio of 1.25 to 1, compared to a current ratio of 1.38 to 1 at Fiscal Year End June 30, 2001. The decrease in current ratio resulted primarily from the loss for the quarter.

         The Company's cash position at December 31, 2001 had increased to $748,000, compared to the $81,000 at June 30, 2001, due to cash collected immediately prior to December 31, 2001 related to an equity offering that is discussed below. Collection of notes receivable during the period amounted to $358,900, compared to $1,587,300 for the previous year. The significant decrease was due to significant collections of notes receivable in the prior year related to the sale of pollution control assets.

         Cash used in operating activities for the six-month period ended December 31, 2001 was $81,700, a decrease of $1,379,200 when compared to cash used in operating activities of $1,460,900 for the comparable period in the prior year. The decrease in cash used in operating activities was due primarily to decreases in receivables resulting from the collection during the period of subscription receivables recorded at June 30, 2001, and increases in accounts payable and accrued expenses.

         During the six-month period the Company purchased approximately $122,200 of additional equipment and transferred excess interoperability lab equipment, with a net book value of approximately $115,000, to inventory. Repayment on borrowing during the quarter amounted to $1,075,300, while advances from borrowing amounted to $1,215,000. The Company recorded goodwill of $160,000 during the current period related to the acquisition of the assets and technology of Microtest Inc.'s FileZerver network attached storage (NAS) business.

         The Company's bank line of credit agreement expired in December of 2001 and a new $1.25 million formula-based revolving bank line of credit agreement (the "Agreement") was executed in January 2002. At December 31, 2001, the Company had an outstanding balance of $1,175,600, which had been drawn under the previous line of credit agreement and was transferred to the new line of credit. The new line of credit formula is based upon accounts receivables and inventory asset values and is used to finance acquisitions and working capital. The new line of credit arrangement carries an interest rate of prime plus 2.0%;
contains loan covenants related to net worth and debt to equity; and expires on June 30, 2002. While the Company believes that it will be able to negotiate an extension of the Agreement prior to its June 30, 2002 expiration date, there can be no assurance that an extension will be obtained on satisfactory terms, or at all. If the Company is unable to obtain an extension, the Company likely will need to raise additional funds through public or private debt or equity financing. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results and financial condition could be materially adversely affected. The Company believes the new bank Agreement, projected cash flow from operations and existing cash resources will be sufficient to meet its capital needs through fiscal year 2002.

         During the period December 2001 and continuing into January 2002, the Company raised a total of $925,000 by issuing common shares to accredited investors at a price of $.625 per share. At December 31, 2001 the Company had raised $600,000 through the capital raising activity with the balance of $325,000 raised in January 2002. The purchasers of the restricted common shares were also issued stock warrants giving the holders the right to purchase 805,000 shares at a price of $1.00 per share.

PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

           During the six-month period ended December 31, 2001, the company issued 26,000 shares of common stock for consultant services rendered and 12,000 shares for settlement of accounts payable balances. In addition, the company purchased 23,900 shares of common stock during the quarter at a price of approximately $24,000. All shares purchased, as well as treasury shares held at June 30, 2001, were cancelled prior to September 30, 2001. Also during the period the company raised $578,300 net of $21,700 of expenses, through the sale of common stock, to accredited investors, at a price of $.625 per share.

Item 6.  EXHIBITS 10.9

                      Exhibit A - Bank Loan Agreement dated January 24, 2002


SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                           ALANCO TECHNOLOGIES, INC.
                                  (Registrant)

                                               /s/ John A. Carlson
                                               --------------------
                                               John A. Carlson
                                               Chief Financial Officer


Date: February 14, 2001



Comerica         Amended and Restated Loan and Security Agreement
                            (Accounts and Inventory)

THIS AGREEMENT is entered into on January 24, 2002, between Comerica Bank-California, a California banking corporation ("Bank") as secured party, whose headquarters office is 333 West Santa Clara Street, San Jose, California, 95113 and Alanco Technologies, Inc. ("ATI"), an Arizona corporation ("Borrower 1"); Arraid, Inc., ("Al"), an Arizona corporation, ("Borrower 2"); Excel/Meridian Data, Inc. ("EMD"), an Arizona corporation ("Borrower 3"); Sanone, Inc. ("SOI"), an Arizona Corporation ("Borrower 4"); and Netzerver, Inc., an Arizona corporation ("Borrower 5," and together with Borrower 1, Borrower 2, Borrower 3, and Borrower 4, jointly and severally, individually and collectively, "Borrower")

WHEREAS, Borrower 1, Borrower 2, Borrower 3, and Borrower 4, and Imperial Bank previously entered into that certain Amended and Restated Credit Agreement, dated December 27, 2000 (as amended, restated, modified, supplemented or revised from time to time, the "Prior Agreement"); and

WHEREAS, Borrowers and Bank wish to amend and restate the terms and conditions of the Prior Agreement in accordance with the terms and conditions of this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and conditions hereof, the parties agree as follows:

1.DEFINITIONS.

1.1 'Accounts' shall mean and includes all presently existing and hereafter arising accounts, including without limitation all accounts receivable, contract rights and other forms of right to payment for monetary obligations or receivables for property sold or to be sold, leased, licensed, assigned or otherwise disposed of, or for services rendered or to be rendered (including without limitation all health-care-insurance receivables) owing to Borrower, and any supporting obligations, credit insurance, guaranties or security therefor, irrespective ofwhether earned by performance.

1.2 'Agreement' shall mean and includes this Amended and Restated Loan and Security Agreement (Accounts and Inventory), any concurrent or subsequent rider to this Amended and Restated Loan and Security Agreement (Accounts and Inventory) and any extensions, supplements, amendments or modifications to this Loan and Security Agreement (Accounts and Inventory) and/or to any such rider.

1.3 'Bank Expenses' shall mean and includes: all costs or expenses required to be paid by Borrower under this Agreement which are paid or advanced by Bank; taxes and insurance premiums of every nature and kind of Borrower paid by Bank; filing, recording, publication and search fees, appraiser fees, auditor fees and costs, and title insurance premiums paid or incurred by Bank in connection with Bank's transactions with Borrower; costs and expenses incurred by Bank in collecting the Accounts (with or without suit) to correct any default or enforce any provision of this Agreement, or in gaining possession of, maintaining, handling, preserving, storing, shipping, selling, disposing of, preparing for sale and/or advertising to sell the Collateral, whether or not a sale is consummated; costs and expenses of suit incurred by Bank in enforcing or defending this Agreement or any portion hereof, including, but not limited to, expenses incurred by Bank in attempting to obtain relief from any stay, restraining order, injunction or similar process which prohibits Bank from exercising any of its rights or remedies; and reasonable attorneys' fees and expenses incurred by Bank in advising, structuring, drafting, reviewing, amending, terminating, enforcing, defending or concerning this Agreement, or any portion hereof or any agreement related hereto, whether or not suit is brought. Bank Expenses shall include Bank's in-house legal charges in the amount of $1,000.00.

1.4 'Base Rate' shall mean that variable rate of interest so announced by Bank at its headquarters office in San Jose, California as its "Base Rate' from time to time and which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto.

1.5 'Borrowers Books' shall mean and includes all of Borrower's books and records including but not limited to minute books; ledgers; records indicating, summarizing or evidencing Borrower's assets (including, without limitation, the Accounts), liabilities, business operations or financial condition, and all information relating thereto, computer programs, computer disk or tape files; computer printouts; computer runs; and other computer prepared information and equipment of any kind.

1.6 'Borrowing Base' shall mean the sum of: (1) eighty percent (80%) of the net amount of Eligible Accounts after deducting therefrom all payments, adjustments and credits applicable thereto; and (2) the amount, if any, of the advances against Inventory agreed to be made pursuant to any Inventory Rider, or other rider, amendment or modification to this Agreement, that may now or hereafter be entered into by Bank and Borrower.

1.7 'Cash Flow' shall mean, for any applicable period of determination, the NetIncome (after deduction for income taxes and other taxes of such Person, or its subsidiaries, determined by reference to income or profits of such Person, or its subsidiaries) for such period, plus, to the extent deducted in computation of such Net Income, the amount of depreciation and amortization expense and the amount of deferred tax liability during such period, all as determined in accordance with GAAP.

1.8 'Cash Flow Coverage Ratio' shall mean the ratio, as of any applicable period of determination, the numerator of which Is Net Income plus depreciation plus amortization plus (or minus) the increase (or decrease) in the deferred tax liability minus dividends and, to the extent that and so long as Borrower is an entity that is not directly subject to Federal income taxation with respect to which any earnings are attributable ratably to each Person with an ownership interest in Borrower, minus any distributions to each such Person in an amount necessary to pay each such Person's income tax resulting from such ownership interest, at the greater of actual draws or net income times the highest prevailing personal tax rate, and the denominator of which is the current portion of long term debt plus the current portion of capital lease payments for the same period of determination.

1.9 'Collateral'shall mean and includes all personal property of Borrower, including without limitation each and all of the following: the Accounts; the Inventory; the General Intangibles; the Negotiable Collateral; Borrower's Books; all Borrower's deposit accounts;all Borrower's investment property (including without limitation securities and securities entitlements); all goods, Instruments, documents, policies and certificates of insurance, deposits, money or other personal property of Borrower in which Bank receives a security interest and which now or later come into the possession, custody or control of Bank, all Borrower's equipment and fixtures; all additions, accessions, attachments, parts, replacements, substitutions, renewals, interest, dividends, distributions or rights of any kind for or with respect to any of the foregoing (including without limitation any stock splits, stock rights, voting rights and preferential rights); any supporting obligations for any of the foregoing; and the products and proceeds of any of the foregoing including, but not limited to, proceeds of insurance covering the Collateral, and any and all Accounts, General Intangibles, Negotiable Collateral, Inventory, equipment, money, deposit accounts, investment property, equipment, fixtures or other tangible and intangible property of Borrower resulting from the sale or other disposition of the Collateral and the proceeds thereof and any supporting obligations or security therefor and any right to payment thereunder, and including, without limitation, cash or other property which were proceeds and are recovered by a bankruptcy trustee or otherwise as a preferential transfer by Borrower. Notwithstanding anything to the contrary contained herein, Collateral shall not include any waste or other materials which have been or may be designated as toxic or hazardous by Bank,

1.10 'Credit' shall mean all Indebtedness, except that Indebtedness arising pursuant to any other separate contract, instrument, note, or other separate agreement which, by its terms, provides for a specified interest rate and term
 .
1.11 'Credit Limit' shall mean, for Credit 1, Seven Hundred and Fifty Thousand Dollars ($750,000.00); for Credit 2, Three Hundred Thousand Dollars ($300,000.00); and for Credit 3, Two Hundred Thousand Dollars ($200,000).

1.12 'Current Assets' shall mean, in respect of a Person and as of any applicable date of determination; all (a) unrestricted cash, marketable securities, or certificates of deposit; (b) non-affiliated accounts receivable, (c) United States government securities; (d) claims against the United States government; and (e) inventories (held for sale in the ordinary course of business) of such Person.

1.13'Current  Liabilities'  shall  mean,  in  respect  of a Person and as of any applicable date of determination, (a) all liabilities of such Person that should be classified as current in accordance with GAAP, including, without limitation, any portion of the principal of the Indebtedness under this Agreement classified as current, plus (b) to the extent not otherwise included, all liabilities of Borrower to any of its affiliates (including officers, directors, shareholders, subsidiaries and commonly held companies) whether or not classified as current in accordance with GAAP.

1.14 "Daily Balance" shall mean the amount determined by taking the amount of the Credit owed at the beginning of a given day, adding any new Credit advanced or incurred on such date, and subtracting any payments or collections which are deemed to be paid and are applied by Bank in reduction of the Credit on that date under the provisions of this Agreement.

1.15 'Debt' shall mean, as of any applicable date of determination, all items of indebtedness, obligation or liability of a Person, whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, joint or several, that should be classified as liabilities in accordance with GAAP. In the case of Borrower, the term 'Debt' shall include, without limitation, the Indebtedness.

1.16'Debt-to-worth Ratio' shall mean, in respect of a Person and as of any applicable date of determination, the ratio of (a) the total Debt of such Person at such time, to (b) the Tangible Effective Net Worth of such Person at such time.

1.17'Eligible Accounts' shall mean and includes those Accounts of Borrower which are due and payable within ninety (90) days, or less, from the date of invoice, have been validly assigned to Bank and strictly comply with all of Borrower's warranties and representations to Bank; but Eligible Accounts shall not include the following: (a) Accounts with respect to which the account debtor is an officer, employee, partner, joint venturer or agent of Borrower; (b) Accounts with respect to which goods are placed on consignment, guaranteed sale or other terms by reason of which the payment by the account debtor may be conditional; (c) Accounts with respect to which the account debtor is not a resident of the United States unless insured by an insurance company acceptable to Banker covered by letters of credit issued or confirmed by a bank acceptable to Bank. Bank, in its sole and absolute discretion, may deem as eligible amounts due from major, publicly owned foreign companies; (d) Accounts with respect to which the account debtor is a subsidiary of, related to, affiliated or has common shareholders, officers or directors with Borrower, (e) Accounts with respect to which Borrower is or may become liable to the account debtor for goods sold or services rendered by the account debtor to Borrower; (f) Accounts not paid by an account debtor within ninety (90) days from the date of the invoice; (g) Accounts with respect to which account debtors dispute liability or make any claim, or have any defense, crossclaim, counterclaim, or offset; (h) Accounts with respect to which any Insolvency Proceeding is filed by or against the account debtor, or if an account debtor becomes insolvent, falls or goes out of business; and (i) Accounts owed by any single account debtor which exceed twenty percent (20%) of all of the Eligible Accounts; and (j) Accounts with a particular account debtor on which over twenty-five percent (25%) of the aggregate amount owing is greater than ninety (90) days from the date of the Invoice.

1.18 "Event of  Default"  shall mean one or more of those  events  described  in
     Section 7 contained herein below.

1.19 'GAAP' shall mean,  as  of  any  applicable  period,   generally  accepted
     accounting   principles   in  affect   during  such  period.

1.20 'General Intangibles' shall mean and includes all of Borrower's present and future general intangibles and other personal property (including without limitation all payment intangibles, electronic chattel paper, contract rights, rights arising under common law, statutes, or regulations, choses or things in action, goodwill, patents, trade names, trademarks, servicemarks, copyrights, blueprints, drawings, plans, diagrams, schematics, purchase orders, customer lists, monies due or recoverable from pension funds, route lists, rights to payment (including without limitation, rights to payment evidenced by chattel paper, documents or instruments) and other rights under any royalty or licensing agreements, infringement claims, software (including without limitation any computer program that is embedded in goods that consist solely of the medium in which the program is embedded), information contained on computer disks or tapes, literature, reports, catalogs, insurance premium rebates, tax refunds, and tax refund claims), other than goods, Accounts, Inventory, Negotiable Collateral, and Borrower's Books.

1.21 'Indebtedness' shall mean and includes any and all loans, advances, overdrafts, debts, liabilities (including, without limitation, any and all amounts charged to Borrower's loan account pursuant to any agreement authorizing Bank to charge Borrower's loan account), obligations, lease payments, guaranties, covenants and duties owing by Borrower to Bank of any kind and description whether advanced pursuant to or evidenced by this Agreement; by any note or other Instrument; or by any other agreement between Bank and Borrower and whether or not for the payment of money, whether direct or indirect, absolute or contingent, due or to become due now existing or hereafter arising, including, without limitation, any interest, fees, expenses, costs and other amounts owed to Bank that but for the provisions of the United States Bankruptcy Code would have accrued after the commencement of any Insolvency Proceeding, and including, without limitation, any debt, liability, or obligations owing from Borrower to others which Bank may have obtained by assignment, participation, purchase or otherwise, and further including, without limitation, all interest not paid when due, and all Bank Expenses which Borrower is required to pay or reimburse by this Agreement, by law, or otherwise.

1.22 "Insolvency Proceeding" shall mean and includes any proceeding or case commenced by or against Borrower, or any guarantor of Borrower's Indebtedness, or any of Borrower's account debtors, under any provisions of the Bankruptcy Code, as amended, or any other bankruptcy or insolvency law, including, but not limited to assignments for the benefit of creditors, formal or informal moratoriums, composition or extensions with some or all creditors, any proceeding seeking a reorganization, arrangement or any other relief under the Bankruptcy Code, as amended, or any other bankruptcy or insolvency law.

1.23'Inventory' shall mean and includes all present and future inventory in which Borrower has any interest, including, but not limited to, goods held by Borrower for sale or lease or to be furnished under a contract of service and all of Borrower's present and future raw materials, work in process, finished goods (including without limitation any computer program embedded in any of the foregoing goods and any supporting information provided in connection therewith that (i) is associated with the goods in such a manner that the program customarily is considered part of the goods or that (ii) by becoming the owner of the goods, a person acquires a right to use the program in connection with the goods), together with any advertising materials and packing and shipping materials, wherever located and any documents of title representing any of the above, and any equipment, fixtures or other property used in the storing, moving, preserving, identifying, accounting for and shipping or preparing for the shipping of inventory, and any and all other items hereafter acquired by Borrower by way of substitution, replacement, return, repossession or otherwise, and all additions and accessions thereto, and the resulting product or mass, and any documents of title respecting any of the above.

1.24 "Maturity Date" shall mean June 30, 2002.

1.25 'Net Income' shall mean the net income (or loss) of a person for any period of determination, determined in accordance with GAAP but excluding in any event: a. any gains or losses on the sale or other disposition, not in the ordinary course of business, of investments or fixed or capital assets, and any taxes on the excluded gains and any tax deductions or credits on account on any excluded losses; and b. in the case of Borrower, net earnings of any Person in which Borrower has an ownership interest, unless such net earnings shall have actually been received by Borrower in the form of cash distributions.

1.26 'Negotiable Collateral' shall mean and include all of Borrower's present and future letters of credit, advises of credit, letter-of-credit rights, certificates of deposit, notes, drafts, money, documents (including without limitation all negotiable documents), instruments (including without limitation all promissory notes), tangible chattel paper or any other similar property.

1.27 'New Capital' shall mean any funds generated from the sale of Borrower's common or preferred stock subsequent to December 28, 2001 and added to the Borrower's consolidated balance sheet, as equity, on a GAAP basis.

1.28 'Judicial Officer or Assignee' shall mean and includes any trustee, receiver, controller, custodian, assignee for the benefit of creditors or any other person or entity having powers or duties like or similar to the powers and duties of trustee, receiver, controller, custodian or assignee for the benefit of creditors.

1.29 'Person' or 'person' shall mean and includes any individual, corporation, partnership, joint venture, firm, association, trust, unincorporated association, joint stock company, government, municipality, political subdivision or agency or other entity.


1.30 'Quick Assets' shall mean, as of any applicable date of determination, unrestricted cash, certificates of deposit or marketable securities and net accounts receivable arising from the sale of goods and services, and United States government securities and/or claims against the United States government of Borrower and its subsidiaries.

1.31 'Subordinated Debt' shall mean indebtedness of Borrower to third parties which has been subordinated to the Indebtedness pursuant to a subordination agreement in form and content satisfactory to Bank.

1.32 'Subordination Agreement' shall mean a subordination agreement in form satisfactory to Bank.

1.33 'Tangible Effective Net Worth' shall mean, with respect to any Person and as of any applicable date of determination, Tangible Net Worth plus Subordinated Debt.

1.34 'Tangible Net Worth' shall mean, with respect to any Person and as of any applicable date of determination, the excess of:

a. the net book value of all assets of such Person (excluding affiliate receivables, patents, patent rights, trademarks, trade names, franchises, copyrights, licenses, goodwill, and all other Intangible assets of such Person) after all appropriate deductions in accordance with GAAP (including, without limitation, reserves for doubtful receivables, obsolescence, depreciation and amortization), over

b.   all Debt of such Person at such time.

1.35 'Working Capital' shall mean, as of any applicable date of determination, Current Assets less Current Liabilities.

Any and all terms used in the foregoing definitions and elsewhere in this Agreement shall be construed and defined in accordance with the meaning and definition of such terms under and pursuant to the California Uniform
Commercial Code (hereinafter referred to as the 'Uniform Commercial Code') as amended, revised or replaced from time to time. Notwithstanding the foregoing, the parties intend that the terms used herein which are defined in the Uniform Commercial Code have at all times the broadest and most inclusive meanings possible. Accordingly, if the Uniform Commercial Code shall in the future be amended or held by a court to define any term used herein more broadly or inclusively than the Uniform Commercial Code in effect on the date of this Agreement, then such term, as used herein, shall be given such broadened meaning. If the Uniform Commercial Code shall in the future be amended or held by a court to define any term used herein more narrowly, or less inclusively, than the Uniform Commercial Code in effect on the date of this Agreement, such amendment or holding shall be disregarded in defining terms used in this Agreement.

2.       LOAN AND TERMS OF PAYMENT.
         --------------------------

For value received, Borrower promises to pay to the order of Bank such amount, as provided for below, together with interest, as provided for below.

2.1 Upon the request of Borrower, made at any time and from time to time during the term hereof, and so long as no Event of Default has occurred, Bank shall lend to Borrower 1 ("Credit 1") an amount equal to the Borrowing Base; provided, however, that the Daily Balance shall not exceed the lesser of either the Credit Limit or the Borrowing Base. If at any time for any reason, the amount of Indebtedness owed by Borrower to Bank pursuant to this Section 2.1 of this Agreement is greater than the aggregate amount available to be drawn under this Section 2.1, Borrower shall immediately pay to Bank, in cash, the amount of such excess.

2.2 Upon the request of Borrower, made at any time and from time to time during the term hereof, and so long as no Event of Default has occurred, Bank shall lend to Borrower 2, Borrower 3, and Borrower 5 ('Credit 2') an amount equal to the Borrowing Base; provided, however, that the Daily Balance shall not exceed the lesser of either the Credit Limit or the Borrowing Base. If at any time for any reason, the amount of Indebtedness owed by Borrower to Bank pursuant to this Section 2.2 of this Agreement is greater than the aggregate amount available to be drawn under this Section 2.2, Borrower shall immediately pay to Bank, in cash, the amount of such excess.

2.3 Upon the request of Borrower, made at any time and from time to time during the term hereof, and so long as no Event of Default has occurred, Bank shall lend to Borrower 4 ("Credit 3") an amount equal to the Borrowing Base; provided, however, that the Daily Balance shall not exceed the lesser of either the Credit Limit or the Borrowing Base. If at any time for any reason, the amount of Indebtedness owed by Borrower to Bank pursuant to this Section 2.3 of this Agreement is greater than the aggregate amount available to be drawn under this Section 2.3, Borrower shall immediately pay to Bank, in cash, the amount of such excess.

2.4 Except as hereinbelow provided, the Credits shall bear interest, on the Daily Balance owing, at a fluctuating rate of interest equal to the Base Rate plus two (2%) percentage points per annum.

     All interest chargeable under this Agreement that is based upon a per annum calculation shall be computed on the basis of a three hundred sixty (360) day year for actual days elapsed. The Base Rate as of the date of this Agreement is Four and Three Quarters (4.75%) per annum. In the event that the Base Rate announced is, from time to time hereafter, changed, adjustment in the Base Rate shall be made and based on the Base Rate in effect on the date of such change. The Base Rate, as adjusted, shall apply to the Credit until the Base Rate is adjusted again.

     All interest payable by Borrower under the Credit shall be due and payable on the first day of each calendar month during the term of this Agreement. A late payment charge equal to five percent (5%) of each late payment may be charged on any payment not received by Bank within ten (10) calendar days after the payment due date, but acceptance of payment of this charge shall not waive any Event of Default under this Agreement. Upon the occurrence of an Event of Default hereunder, and without constituting a waiver of any such Event of Default, then during the continuation thereof, at Bank's option, the Credit shall bear interest, on the Daily Balance owing, at a rate equal to three percent (3%) per year in excess of the rate applicable immediately prior to the occurrence of the Event of Default, and such rate of interest shall fluctuate thereafter from time to time at the same time and in the same amount as any fluctuation in the rate of interest applicable immediately prior to any such occurrence.


     2.5 In addition to any other amounts due or to become due under this Agreement concurrent with the execution hereof, Borrower shall pay to Bank the following fees:

3.TERM.
  ----

3.1 This Agreement shall remain in full force and effect until June 30, 2002 (the 'Maturity Date'), or until terminated by notice by Borrower. Notice of such termination by Borrower shall be effectuated by mailing of a registered or certified letter not less than thirty (30) days prior to the effective date of such termination, addressed to Bank at the address set forth herein and the termination shall be effective as of the date so fixed in such notice.

     a. In connection with the termination of this Agreement at any time prior to the Maturity Date, upon the effective date of termination of this Agreement for any reason, Borrower shall pay to Bank (in addition to the then outstanding principal, accrued interest and other charges owing under the terms of this Agreement and any of the other Loan Documents) as liquidated damages for the loss of the bargain and not as a penalty, an amount equal to (a) five percent (5%) of the Credit Limit. If such repayment or termination occurs (1) at any time on or after the first anniversary of this Agreement as a result of Bank's decision not to consent to an increase to the Credit Limit to permit Borrower to utilize any availability under the Borrowing Base in excess of the Credit Limit, or (ii) on the Maturity Date, no prepayment charge shall be payable.

     b. Notwithstanding the foregoing, should Borrower be in default of one or more of the provisions of this Agreement, Bank may terminate this Agreement at any time without notice. Notwithstanding the foregoing, should either Bank or Borrower become insolvent or unable to meet its debts as they mature, or fall, suspend, or go out of business, the other party shall have the right to terminate this Agreement at any time without notice. On the date of termination all Indebtedness shall become immediately due and payable without notice or demand; no notice of termination by Borrower shall be effective until Borrower shall have paid all Indebtedness to Bank in full. Notwithstanding termination, until all Indebtedness has been fully satisfied, Bank shall retain its security interest in all existing Collateral and Collateral arising thereafter, and Borrower shall continue to perform all of its obligations.

3.2 After termination and when Bank has received payment in full of Borrower's Indebtedness to Bank, Bank shall reassign to Borrower all Collateral held by Bank, and shall execute a termination of all security agreements and security interests given by Borrower to Bank.

4.0  CREATION  OF  SECURITY INTEREST.
     -------------------------------

4.1 Borrower hereby grants to Bank a continuing security interest in all presently existing and hereafter arising Collateral in order to secure prompt repayment of any and all Indebtedness owed by Borrower to Bank and in order to secure prompt performance by Borrower of each and all of its covenants and obligations under this Agreement and otherwise created. Bank's security interest in the Collateral shall attach to all Collateral without further act on the part of Bank or Borrower. In the event that any Collateral, including proceeds, is evidenced by or consists of Negotiable Collateral, Borrower, immediately upon the request of Bank, shall (a) endorse or assign such Negotiable Collateral to Bank, (b) deliver actual physical possession of such Negotiable Collateral to Bank, and (c) mark conspicuously all of its records pertaining to such Negotiable Collateral with a legend, in form and substance satisfactory to Bank (and in the case of Negotiable Collateral consisting of tangible chattel paper, immediately mark all such tangible chattel paper with a conspicuous legend in form and substance satisfactory to Bank), indicating that the Negotiable Collateral is subject to the security interest granted to Bank hereunder.

4.2 Bank's security interest in the Accounts shall attach to all Accounts without further act on the part of Bank or Borrower. Upon request from Bank, Borrower shall provide Bank with schedules describing all Accounts created or acquired by Borrower (including without limitation agings listing the names and addresses of, and amounts owing by date by account debtors), and shall execute and deliver written assignments of all Accounts to Bank all in a form acceptable to Bank; provided, however, Borrower's failure to execute and deliver such schedules and/or assignments shall not affect or limit Bank's security interest and other rights in and to the Accounts. Together with each schedule, Borrower shall furnish Bank with copies of Borrower's customers' invoices or the equivalent, and original shipping or delivery receipts for all merchandise sold, and Borrower warrants the genuineness thereof. Upon the occurrence of an Event of Default, Bank or Bank's designee may notify customers or account debtors of Bank's security interest in the Collateral and direct such customers or account debtors to make payments directly to Bank, but unless and until Bank does so or gives Borrower other written instructions, Borrower shall collect all Accounts for Bank, receive in trust all payments thereon as Bank's trustee, and, if so requested to do so from Bank, Borrower shall immediately deliver said payments to Bank in their original form as received from the account debtor and all letters of credit, advices of credit, instruments, documents, chattel paper or any similar property evidencing or constituting Collateral. Notwithstanding anything to the contrary contained herein, if sales of Inventory are made for cash, Borrower shall immediately deliver to Bank, in identical form, all such cash, checks, or other forms of payment which Borrower receives. The receipt of any check or other item of payment by Bank shall not be considered a payment on account until such check or other item of payment is honored when presented for payment, in which event, said check or other item of payment shall be deemed to have been paid to Bank two (2) calendar days after the date Bank actually receives such check or other item of payment.

4.3 Bank's security interest in Inventory shall attach to all Inventory without further act on the part of Bank or Borrower. Borrower will at Borrowers expense pledge, assemble and deliver such Inventory to Bank or to a third party as Bank's bailee; or hold the same in trust for Bank's account or store the same in a warehouse in Bank's name; or deliver to Bank documents of title representing said Inventory; or evidence of Bank's security interest in some other manner acceptable to Bank. Until a default by Borrower under this Agreement or any other Agreement between Borrower and Bank, Borrower may, subject to the provisions hereof and consistent herewith, sell the Inventory, but only in the ordinary course of Borrower's business. A sale of Inventory in Borrower's ordinary course of business does not include an exchange or a transfer in partial or total satisfaction of a debt owing by Borrower.

4.4 Concurrently with Borrower's execution of this Agreement, and at any time or times hereafter at the request of Bank, Borrower shall (a) execute and deliver to Bank security agreements, mortgages, assignments, certificates of title, affidavits, reports, notices, schedules of accounts, letters of authority and all other documents that Bank may reasonably request, in form satisfactory to Bank, to perfect and maintain perfected Bank's security interest in the Collateral and in order to fully consummate all of the transactions contemplated under this Agreement, (b) cooperate with Bank in obtaining a control agreement in form and substance satisfactory to Bank with respect to all deposit accounts, electronic chattel paper, investment property, and letter-of-credit rights, and (c) in the event that any Collateral is in the possession of a third party, Borrower shall join with Bank in notifying such third party of Bank's security interest and obtaining an acknowledgment from such third party that it is holding such Collateral for the benefit of Bank. By authenticating or becoming bound by this Agreement, Borrower authorizes the filing of initial financing statement(s), and any amendment(s) covering the Collateral to perfect and maintain perfected Bank's security interest in the Collateral. Upon the occurrence of an Event of Default, Borrower hereby irrevocably makes, constitutes and appoints Bank (and any of Bank's officers, employees or agents designated by Bank) as Borrower's true and lawful attorney-in-fact with power to sign the name of Borrower on any security agreement, mortgage, assignment, certificate of title, affidavit, letter of authority, notice of other similar documents which must be executed and/or filed in order to perfect or continue perfected Bank's security interest in the Collateral, and to take such actions in its own name or in Borrower's name as Bank, in its sole discretion, deems necessary or appropriate to establish exclusive possession or control (as defined in the Uniform Commercial Code) over any Collateral of such nature that perfection of Bank's security interest may be accomplished by possession or control.

4.5 Borrower shall make appropriate entries in Borrower's Books disclosing Bank's security interest in the Accounts. Bank (through any of its officers, employees or agents) shall have the right at any time or times hereafter, provided that reasonable notice is provided, during Borrower's usual business hours, or during the usual business hours of any third party having control over the records of Borrower, to inspect and verify Borrower's Books in order to verify the amount or condition of, or any other matter, relating to, said Collateral and Borrower's financial condition.

4.6 Effective only upon the occurrence of an Event of Default, Borrower appoints Bank or any other person whom Bank may designate as Borrowers attorney-in-fact, with power: to endorse Borrowers name on any checks, notes, acceptances, money order, drafts or other forms of payment or security that may come into Bank's possession; to sign Borrowers name on any invoice or bill of lading relating to any Accounts, on drafts against account debtors, on schedules and assignments of Accounts, on verifications of Accounts and on notices to account debtors; to establish a lock box arrangement and/or to notify the post office authorities to change the address for delivery of Borrower's mail addressed to Borrower to an address designated by Bank, to receive and open all mail addressed to Borrower, and to retain all mail relating to the Collateral and forward all other mail to Borrower; to send, whether in writing or by telephone, requests for verification of Accounts; and to do all things necessary to carry out this Agreement. Borrower ratifies and approves all acts of the attorney-in-fact. Neither Bank nor its attorney-in-fact will be liable for any acts or omissions or for any error of judgement or mistake of fact or law. This power being coupled with an interest, is irrevocable so long as any Accounts in which Bank has a security interest remain unpaid and until the Indebtedness has been fully satisfied.

4.7 In order to protect or perfect any security interest which Bank is granted hereinunder, Bank may, in its sole discretion, discharge any lien or encumbrance or bond the same, pay any insurance, maintain guards, warehousemen, or any personnel to protect the Collateral, pay any service bureau, or obtain any records, and all costs for the same shall be added to the indebtedness and shall be payable on demand.

4.8 Borrower agrees that Bank may provide information relating to this agreement or relating to Borrower to Bank's parent, affiliates, subsidiaries, and service providers.

5.   CONDITIONS PRECEDENT.
     --------------------
5.1 Conditions precedent to the making of the loans and the extension of the financial accommodations hereunder, Borrower shall execute, or cause to be executed, and deliver to Bank, in form and substance satisfactory to Bank and its counsel, the following:

     a. This Agreement and other documents, instruments and agreements required by Bank;

     b. Certified copies of all actions taken by Borrower, any grantor of a security interest to Bank to secure the Indebtedness, and any guarantor of the Indebtedness, authorizing the execution, delivery and performance of this Agreement and any other documents, instruments or agreements entered into in connection herewith, and authorizing specific officers to execute and deliver any such documents, instruments and agreements;

     c. Certificate of good standing showing that Borrower is in good standing under the laws of the state of its incorporation or formation and certificates indicating that Borrower is qualified to transact business and is in good standing in any other state in which it conducts business;

     d. UCC searches and financing statements, notices or other similar documents which Bank may require and in such form as Bank may require, in order to reflect, perfect or protect Bank's first priority security interest in the Collateral and in order to fully consummate all of the transactions contemplated under this Agreement;

     e. Evidence that Borrower has obtained insurance and acceptable endorsements;

6.   WARRANTIES. REPRESENTATIONS AND COVENANTS.
     ------------------------------------------

6.1 If so requested by Bank, Borrower shall, at such intervals designated by Bank, during the term hereof execute and deliver a Report of Accounts Receivable or similar report, in form customarily used by Bank. The aggregate amount of the Borrowing Base at all times during the effectiveness of this Agreement shall not be less than the advances made hereunder. Bank shall have the right to recompute the Borrowing Base in conformity with this Agreement.

6.2 If any warranty is breached as to any Account, or any Account is not paid in full by an account debtor within ninety (90) days from the date of invoice, or an account debtor disputes liability or makes any claim with respect thereto, or a petition in bankruptcy or other application for relief under the Bankruptcy Code or any other insolvency law is filed by or against an account debtor, or an account debtor makes an assignment for the benefit of creditors, becomes insolvent, fails or goes out of business, then Bank may deem ineligible any and all Accounts owing by that account debtor, and reduce the Borrowing Base by the amount thereof. Bank shall retain its security interest in all Accounts, whether eligible or ineligible, until all Indebtedness has been fully paid and satisfied. Returns and allowances, if any, as between Borrower and its customers, will be on the same basis and in accordance with the usual customary practices of Borrower, as they exist at this time. Any merchandise which is returned by an account debtor or otherwise recovered shall be set aside, marked with Bank's name, and Bank shall retain a security interest therein. Borrower shall promptly notify Bank of all disputes and claims and settle or adjust them on terms approved by Bank. After default by Borrower hereunder, no discount, credit or allowance shall be granted to any account debtor by Borrower and no return of merchandise shall be accepted by Borrower without Bank's consent. Bank may, after default by Borrower, settle or adjust disputes and claims directly with account debtors for amounts and upon terms which Bank considers advisable, and in such cases Bank will credit Borrower's loan account with only the net amounts received by Bank in payment of the Accounts, after deducting all Bank Expenses in connection therewith.

6.3  Borrower warrants, represents, covenants and agrees that:

     a. Borrower has good and marketable title to the Collateral. Bank has and shall continue to have a first priority perfected security interest in and to the Collateral. The Collateral shall at all times remain free and clear of all liens, encumbrances and security Interests (except those in favor of Bank);

     b. All Accounts are and will, at all times pertinent hereto, be bona fide existing obligations created by the sale and delivery of merchandise or the rendition of services to account debtors in the ordinary course of business, free of liens, claims, encumbrances and security interests (except as held by Bank and except as may be consented to, in writing, by Bank) and are unconditionally owed to Borrower without defenses, disputes, offsets counterclaims, rights of return or cancellation, and Borrower shall have received no notice of actual or imminent bankruptcy or insolvency of any account debtor at the time an Account due from such account debtor is assigned to Bank; and

     c. At the time each Account is assigned to Bank, all property giving rise to such Account shall have been delivered to the account debtor or to the agent for the account debtor for immediate shipment to, and unconditional acceptance by, the account debtor. Borrower shall deliver to Bank, as Bank may from time to time require, delivery receipts, customers purchase orders, shipping instructions, bills of lading and any other evidence of shipping arrangements. Absent such a request by Bank, copies of all such documentation shall be held by Borrower as custodian for Bank.

6.4 At the time each eligible Account is assigned to Bank, all such Eligible Accounts will be due and payable on terms set forth in Section 1.17, or on such other terms approved in writing by Bank in advance of the creation of such Accounts and which are expressly set forth on the face of all invoices, copies of which shall be held by Borrower as custodian for Bank, and no such Eligible Account will then be past due.

6.5 Borrower shall keep the Inventory only at the following locations: 15900 North 78 Street, Suite 101, Scottsdale, AZ 85260.

     a. Borrower, immediately upon demand by Bank therefor, shall now and from time to time hereafter, at such intervals as are reasonably requested by Bank, deliver to Bank, designations of Inventory specifying Borrower's cost of Inventory, the wholesale market value thereof and such other matters and information relating to the Inventory as Bank may request;

     b. All of the Inventory is and shall remain free from all purchase money or other security interests, liens or encumbrances, except as held by Bank;

     c. Borrower does now keep and hereafter at all times shall keep correct and accurate records itemizing and describing the kind, type, quality and quantity of the Inventory, its cost therefor and selling price thereof, and the daily withdrawals therefrom and additions thereto, all of which records shall be available upon demand to any of Bank's officers, agents and employees for inspection and copying;

     d. All Inventory, now and hereafter at all times, shall be of good and merchantable quality free from material defects;

     e. Inventory is not now and shall not at any time or times hereafter be located or stored with a bailee, warehouseman or other third party without Bank's prior written consent, and, in such event, Borrower will concurrently therewith cause any such bailee, warehouseman or other third party to issue and deliver to Bank, warehouse receipts in Bank's name evidencing the storage of Inventory and/or an acknowledgment by such bailee of Bank's prior rights in the Inventory, in each case in form and substance ,acceptable to Bank. In any event, Borrower shall instruct any third party to hold all such Inventory for Bank's account subject to Bank's security interests and its instructions; and

     f. Bank shall have the right upon demand now and/or at all times hereafter, during Borrower's usual business hours, after reasonable notice, to inspect and examine the Inventory and to check and test the same as to quality, quantity, value and condition and Borrower agrees to reimburse Bank for Bank's reasonable costs and expenses in so doing.

     g.  Borrower shall raise New Capital in the amount of $500,000.

6.6 Borrower represents, warrants and covenants with Bank that Borrower will not, without Bank's prior written consent:

     a. Grant a security interest in or permit a lien, claim or encumbrance upon any of the Collateral to any person, association, firm, corporation, entity or governmental agency or instrumentality;

     b. Permit any levy, attachment or restraint to be made affecting any of Borrower's assets;

     c. Permit any Judicial Officer or Assignee to be appointed or to take possession of any or all of Borrower's assets;

     d. Other than sales of Inventory in the ordinary course of Borrower's business, to sell, lease, or otherwise dispose of, move, or transfer, whether by sale or otherwise, any of Borrower's assets;

     e. Change its name, the location of its sole place of business, chief executive office or residence, business structure, corporate identity or structure, form of organization or the state in which it has been formed or organized; add any new fictitious names, liquidate, merge or consolidate with or into any other business organization;

     f. Move or relocate any Collateral except in the ordinary course of business;

     g. Acquire any other business organization;

     h. Make any change in Borrower's financial structure or in any of its business objectives, purposes or operations which would materially adversely affect the ability of Borrower to repay Borrower's Indebtedness;

     i. Incur any debts outside the ordinary course of Borrower's business except renewals or extensions of existing debts and interest thereon;

     j. Make loans, advances or extensions of credit to any Person, except in the ordinary course of business;

     k. Guarantee or otherwise, directly or indirectly, in any way be or become responsible for obligations of any other Person, whether by agreement to purchase the indebtedness of any other Person, agreement for the furnishing of funds to any other Person through the furnishing of goods, supplies or services, by way of stock purchase, capital contribution, advance or loan, for the purpose of paying or discharging (or causing the payment or discharge of the indebtedness of any other Person, or otherwise, except for the endorsement of negotiable instruments by Borrower in the ordinary course of business for deposit or collection;

     1. Make any payment on account of any Subordinated Debt except for regularly scheduled payments of interest and principal in accordance with the provisions of any Subordination Agreement executed by Bank and the subordinated debt holder, or amend any provision contained in any documentation relating to any such Subordinated Debt without Bank's prior written consent;

     m. (a) Sell, lease, transfer or otherwise dispose of properties and assets having an aggregate book value of more than Fifty Thousand Dollars ($50,000.00) (whether in one transaction or in a series of transactions) except as to the sale of Inventory in the ordinary course of business; (b) change its name, consolidate with or merge into any other corporation, permit another corporation to merge into it, acquire all or substantially all the properties or assets of any other Person, enter into any reorganization or recapitalization or reclassify its capital stock, or (c) enter into any sale-leaseback transaction;

     n. Except for existing holdings as of the effective date of this Agreement, purchase or hold beneficially any stock or other securities of, or make any investment or acquire any securities or other interest whatsoever in, any other Person, except for the common stock of the Subsidiaries owned by Borrower on the date of this Agreement and except for certificates of deposit with maturities of one year or less of United States commercial banks with capital, surplus and undivided profits in excess of One Hundred Million Dollars ($100,000,000) and the securities or other direct obligations of the United States Government maturing within one year from the date of acquisition thereof; and
     o. Allow any fact, condition or event to occur or exist with respect to any employee pension or profit sharing plans established or maintained by it which might constitute grounds for termination of any such plan or for the court appointment of a trustee to administer any such plan.

6.7 Borrower is not a merchant whose sales for resale of goods for personal, family or household purposes exceeded seventy-five percent (75%) in dollar volume of its total sales of all goods during the twelve (12) months preceding the filing by Bank of a financing statement describing the Collateral. At no time hereafter shall Borrower's sales for resale goods for personal, family or household purposes exceed seventy-five percent (75%) in dollar volume of its total sales.

6.8  Borrower represents, warrants, covenants and agrees that:

     a. Borrower's true and correct legal name is that set forth on the signature page to this Agreement. Except as disclosed in writing to Bank on or before the date of this Agreement, Borrower has not done business under any name other than that set forth on the signature page to this Agreement;

     b. If Borrower is an individual, the location (as determined pursuant to the Uniform Commercial Code) of Borrower's principal residence is that set forth following Borrower's name on the signature page to this Agreement;

     c. If Borrower is a registered organization that is organized under the laws of any one of the states comprising the United States (e.g. corporation, limited partnership, registered limited liability partnership or limited liability company), and is located (as determined pursuant to the Uniform Commercial Code) in the state under the laws of which it was organized, Borrower's form of organization and the state in which it has been organized are those set forth immediately following Borrower's name on the signature page to this Agreement;

     d. If Borrower is a registered organization organized under the laws of the United States, and Borrower is located in the state that United States law designates as its location or, if United States law authorizes Borrower to designate the state for its location, the state designated by Borrower, or if neither of the foregoing are applicable, at the District of Columbia (in each case as determined in accordance with the Uniform Commercial Code), Borrower's form of organization and the state or district in which it is located are those set forth immediately following Borrower's name on the signature page to this Agreement;

     e. If Borrower is a domestic organization that is not a registered organization under the laws of the United States or any state thereof (e.g. general partnership, joint venture, trust, estate or association), and Borrower is located (as determined pursuant to the Uniform Commercial Code) at its sole place of business or, if it has more than one place of business, at its chief executive office, Borrower's form of organization and the address of that location are those set forth on the signature page to this Agreement; and

     f. If Borrower is a foreign individual or foreign organization or a branch or agency of a bank that is not organized under the laws of the United States or a state thereof, Borrower is located (as determined pursuant to the Uniform Commercial Code) at the address set forth following Borrower's name on the signature page to this Agreement.

6.9 If Borrower is a corporation, Borrower represents, warrants and covenants as follows:

     a. Borrower will not make any distribution or declare or pay any cash dividend to any shareholder or on any of its capital stock, of any class, whether now or hereafter outstanding, or purchase, acquire, repurchase, or redeem or retire any such capital stock;

     b. Borrower is and shall at all times hereafter be a corporation duly organized and existing in good standing under the laws of the state of its incorporation and qualified and licensed to do business in California or any other state in which it conducts its business;

     c. Borrower has the right and power and is duly authorized to enter into this Agreement; and

     d. The execution by Borrower of this Agreement shall not constitute a breach of any provision contained in Borrower's articles of incorporation or by-laws.

6.10 The execution of and performance by Borrower of all of the terms and provisions contained in this Agreement shall not result in a breach of or constitute an event of default under any agreement to which Borrower is now or hereafter becomes a party.

6.11 Borrower shall promptly notify Bank in writing of its acquisition by purchase, lease or otherwise of any after acquired property of the type included in the Collateral, with the exception of purchases of Inventory in the ordinary course of business.

6.12 All assessments and taxes, whether real, personal or otherwise, due or payable by, or imposed, levied or assessed against, Borrower or any of its property have been paid, and shall hereafter be paid in full, before delinquency. Borrower shall make due and timely payment or deposit of all federal, state and local taxes, assessments or contributions; required of it by law, and will execute and deliver to Bank, on demand, appropriate certificates attesting to the payment or deposit thereof. Borrower will make timely payment or deposit of all F.I.C.A. payments and withholding taxes required of it by applicable laws, and will upon request furnish Bank with proof satisfactory to it that Borrower has made such payments or deposit. If Borrower fails to pay any such assessment, tax, contribution, or make such deposit, or furnish the required proof, Bank may, in its sole and absolute discretion and without notice to Borrower, (i) make payment of the same or any part thereof, or (ii) set up such reserves in Borrowers loan account as Bank deems necessary to satisfy the liability therefor, or both. Bank may conclusively rely on the usual statements of the amount owing or other official statements issued by the appropriate governmental agency. Each amount so paid or deposited by Bank shall constitute a Bank Expense and an additional advance to Borrower.

6.13 There are no actions or proceedings pending by or against Borrower or any guarantor of Borrower before any court or administrative agency and Borrower has no knowledge of any pending, threatened or imminent litigation, governmental investigations or claims, complaints, actions or prosecutions involving Borrower or any guarantor of Borrower, except as heretofore specifically disclosed in writing to Bank. If any of the foregoing arise during the term of the Agreement, Borrower shall immediately notify Bank in writing.

6.14 Insurance.
     a. Borrower, at its expense, shall keep and maintain its assets insured against loss or damage by fire, theft, explosion, sprinklers and all other hazards and risks ordinarily insured against by other owners who use such properties in similar businesses for the full insurable value thereof. Borrower shall also keep and maintain business interruption insurance and public liability and property damage insurance relating to Borrower's ownership and use of the Collateral and its other assets. All such policies of insurance shall be in such form, with such companies, and in such amounts as may be satisfactory to Bank. Borrower shall deliver to Bank certified copies of such policies of insurance and evidence of the payments of all premiums therefor. All such policies of insurance (except those of public liability and property damage) shall contain an endorsement in a form satisfactory to Bank showing Bank as a loss payee thereof, with a waiver of warranties satisfactory to Bank, and all proceeds payable thereunder shall be payable to Bank and, upon receipt by Bank, shall be applied on account of the Indebtedness owing to Bank. To secure the payment of the Indebtedness, Borrower grants Bank a security interest in and to all such policies of insurance (except those of public liability and property damage) and the proceeds thereof, and Borrower shall direct all insurers under such policies of insurance to pay all proceeds thereof directly to Bank.

     b. Borrower hereby irrevocably appoints Bank (and any of Bank's officers, employees or agents designated by Bank) as Borrower's attorney for the purpose of making, selling and adjusting claims under such policies of insurance, endorsing the name of Borrower on any check, draft, instrument or other item of payment for the proceeds of such policies of insurance and for making all determinations and decisions with respect to such policies of Insurance. Borrower will not cancel any of such policies without Bank's prior written consent. Each such insurer shall agree by endorsement upon the policy or policies of insurance issued by it to Borrower as required above, or by independent instruments furnished to Bank, that it will give Bank at least ten
(10) days written notice before any such policy or policies of insurance shall be altered or canceled, and that no act or default of Borrower, or any other person, shall affect the right of Bank to recover under such policy or policies of insurance required above or to pay any premium in whole or in part relating thereto. Bank, without waiving or releasing any Indebtedness or any Event of Default, may, but shall have no obligation to do so, obtain and maintain such policies of insurance and pay such premiums and take any other action with respect to such policies which Bank deems advisable. All sums so disbursed by Bank, as well as reasonable attorneys' fees incurred by Bank, whether in-house or outside counsel is used, court costs, expenses and other charges relating thereto, shall constitute Bank Expenses and are payable on demand.

6.15 All financial statements and information relating to Borrower which have been or may hereafter be delivered by Borrower to Bank are true and correct and have been prepared in accordance with GAAP consistently applied and there has been no material adverse change in the financial condition of Borrower since the submission of such financial information to Bank.

6.16  Financial Reporting.

     a. Borrower at all times hereafter shall maintain a standard and modern system of accounting in accordance with GAAP consistently applied with ledger and account cards and/or computer tapes and computer disks, computer printouts and computer records pertaining to the Collateral which contain information as may from time to time be requested by Bank, not modify or change its method of accounting or enter into, modify or terminate any agreement presently existing, or at any time hereafter entered into with any third party accounting firm and/or service bureau for the preparation and/or storage of Borrower's accounting records without the written consent of Bank first obtained and without said accounting firm and/or service bureau agreeing to provide information regarding the Accounts and Inventory and Borrower's financial condition to Bank; permit Bank and any of its employees, officers or agents, upon demand, during Borrower's usual business hours, or the usual business hour of third persons having control thereof, to have access to and examine all of Borrower's Books relating to the Collateral, Borrower's Indebtedness to Bank, Borrower's financial condition and the results of Borrower's operations and in connection therewith, permit Bank or any of its agents, employees or officers to copy and make extracts therefrom.

     b. Borrower shall deliver to Bank within thirty (30) days after the end of each month and forty-five (45) days after the end of each fiscal quarter, a company prepared balance sheet and profit and loss statement covering Borrower's operations and deliver to Bank within one hundred and twenty (120) days after the end of each of Borrower's fiscal years an annual audited statement of the financial condition of Borrower for each such fiscal year, including but not limited to, a balance sheet, profit and loss statement, statement of cash flows, and any other report requested by Bank relating to the Collateral and the financial condition of Borrower.

     c. In addition to the financial statements requested above, Borrower agrees to provide Bank with the following schedules:

     (1) Borrowing Base Certificate on a monthly basis, including Accounts Receivable and Accounts Payable agings and listings, all due within 30 days of each month end.

     (2) Compliance Certification on a monthly basis due within 30 days of each month end and 45 days of each fiscal quarter end, signed by the CEO, President, or Chief Financial Officer of Borrower stating that there exists on the date of delivery to Bank no condition or event which constitutes a breach or Event of Default under this Agreement.

     (3) Copies of all filings with the SEC, including 10-K and 10-Q financial reports.

6.17 Borrower shall maintain the following financial ratios and covenants on a consolidated and non-consolidated basis, which shall be monitored on a monthly basis, except as noted below:

     a. Tangible Effective Net Worth in an amount not less than $3,800,000 through January 31, 2002 increasing to $4,300,000 thereafter;

     b. a Debt-to-Worth Ratio of less than .90;

     c. maintain on a consolidated basis net profit after taxes of at least $1.00 on a quarterly basis.

All financial covenants shall be computed in accordance with GAAP consistently applied except as otherwise specifically set forth in this Agreement. All monies due from affiliates (including officers, directors and shareholders) shall be excluded from Borrower's assets for all purposes hereunder.

6.18 Borrower  shall  promptly  supply Bank (and cause any  guarantor  to supply
     Bank) with such other information (including tax returns) concerning its financial affairs (or that of any guarantor) as Bank may request from time to time hereafter, and shall promptly notify Bank of any material adverse change in Borrower's financial condition and of any condition or event which constitutes a breach of or an event which constitutes an Event of Default under this Agreement.

6.19 Borrower is now and shall be at all times hereafter solvent and able to pay its debts (including trade debts) as they mature.

6.20 Borrower shall immediately and without demand reimburse Bank for all sums expended by Bank in connection with any action brought by Bank to correct any default or enforce any provision of this Agreement, including all Bank Expenses; Borrower authorizes and approves all advances and payments by Bank for items described in this Agreement as Bank Expenses.

6.21 Each warranty, representation and agreement contained in this Agreement shall be automatically deemed repeated with each advance and shall be conclusively presumed to have been relied on by Bank regardless of any investigation made or information possessed by Bank. The warranties, representations and agreements set forth herein shall be cumulative and in addition to any and all other warranties, representations and agreements which Borrower shall give, or cause to be given, to Bank, either now or hereafter.

6.22 Borrower shall keep all of its principal bank accounts with Bank and shall notify Bank immediately in writing of the existence of any other bank account, deposit account, or any other account into which money can be deposited.

6.23 Borrower shall furnish to Bank: (a) as soon as possible, but in no event later than thirty (30) days after Borrower knows or has reason to know that any reportable event with respect to any deferred compensation plan has occurred, a statement of the chief financial officer of Borrower setting forth the details concerning such reportable event and the action which Borrower proposes to take with respect thereto, together with a copy of the notice of such reportable event given to the Pension Benefit Guaranty Corporation, if a copy of such notice is available to Borrower; (b) promptly after the filing thereof with the United States Secretary of Labor or the Pension Benefit Guaranty Corporation, copies of each annual report with respect to each deferred compensation plan; (c) promptly after receipt thereof, a copy of any notice Borrower may receive from the Pension Benefit Guaranty Corporation or the Internal Revenue Service with respect to any deferred compensation plan; provided, however, this subparagraph shall not apply to notice of general application issued by the Pension Benefit Guaranty Corporation or the Internal Revenue Service; and (d) when the same is made available to participants in the deferred compensation plan, all notices and other forms of information from time to time disseminated to the participants by the administrator of the deferred compensation plan.

6.24 Borrower is now and shall at all times hereafter remain in compliance with all federal, state and municipal laws, regulations and ordinances relating to the handling, treatment and disposal of toxic substances, wastes and hazardous material and shall maintain all necessary authorizations and permits.

7.   EVENTS OF DEFAULT.
     ------------------

Any one or more of the following events shall constitute an Event of Default by Borrower under this Agreement:

     a. If Borrower fails or neglects to perform, keep or observe any term, provision, condition, covenant, agreement, warranty or representation contained in this Agreement, or any other present or future document, instrument or agreement between Borrower and Bank;

     b. If any representation, statement, report or certificate made or delivered by Borrower, or any of its officers, employees or agents to Bank is not true and correct;

     c. If Borrower fails to pay when due and payable or declared due and payable, all or any portion of Borrower's Indebtedness (whether of principal, interest, taxes, reimbursement of Bank Expenses, or otherwise);

     d. If there is a material impairment of the prospect of repayment of all or any portion of Borrower's Indebtedness or a material impairment of the value or priority of Bank's security interest in the Collateral;

     e. If all or any of Borrower's assets are attached, seized, subject to a writ or distress warrant, or are levied upon, or come into the possession of any Judicial Officer or Assignee and the same are not released, discharged or bonded against within ten (10) days thereafter,

     f. If any Insolvency Proceeding is filed or commenced by or against Borrower without being dismissed within ten (10) days thereafter;

     g. If any proceeding is filed or commenced by or against Borrower for its dissolution or liquidation;

     h. If Borrower is enjoined, restrained or in any way prevented by court order from continuing to conduct all or any material part of its business affairs;

     i. If a notice of lien, levy or assessment is filed of record with respect to any or all of Borrower's assets by the United States Government, or any department, agency or instrumentality thereof, or by any state, county, municipal or other government agency or if any taxes or debts owing at any time hereafter to any one or more of such entities becomes a lien, whether inchoate or otherwise, upon any or all of Borrower's assets and the same is not paid on the payment date thereof;

     j. If a judgment or other claim becomes a lien or encumbrance upon any or all of Borrower's assets and the same is not satisfied, dismissed or bonded against within ten (10) days thereafter;

     k. If Borrower's records are prepared and kept by an outside computer service bureau at the time this Agreement is entered into or during the term of this Agreement such an agreement with an outside service bureau is entered into, and at any time thereafter, without first obtaining the written consent of Bank, Borrower terminates, modifies, amends or changes its contractual relationship with said computer service bureau or said computer service bureau fails to provide Bank with any requested information or financial data pertaining to Bank's Collateral, Borrower's financial condition or the results of Borrower's operations;

     1. If Borrower permits a default in any material agreement to which Borrower is a party with third parties so as to result in an acceleration of the maturity of Borrowers indebtedness to others, whether under any indenture, agreement or otherwise;

     m. If Borrower makes any payment on account of indebtedness which has been subordinated to Borrower's Indebtedness to Bank except as otherwise permitted under the terms of this Agreement;

     n. If any misrepresentation exists now or thereafter in any warranty or representation made to Bank by any officer or director of Borrower, or if any such warranty or representation is withdrawn by any officer or director;

     o. If any party subordinating its claims to that of Bank's or any guarantor of Borrower's indebtedness dies, terminates its subordination or guaranty, violates the terms of the subordination or guaranty, becomes insolvent, or an Insolvency Proceeding is commenced by or against any such subordinating party or guarantor;

     p. If Borrower is an individual  and Borrower  dies;

     q. If any reportable event, which Bank determines constitutes grounds for the termination of any deferred compensation plan by the Pension Benefit Guaranty Corporation or for the appointment by the appropriate United States District Court of a trustee to administer any such plan, shall have occurred and be continuing thirty (30) days after written notice of such determination shall have been given to Borrower by Bank, or any such Plan shall be terminated within the meaning of Title IV of the Employment Retirement Income Security Act ("ERISA"), or a trustee shall be appointed by the appropriate United States District Court to administer any such plan, or the Pension Benefit Guaranty Corporation shall institute proceedings to terminate any plan and in case of any event described in this Section 7, the aggregate amount of Borrower's liability to the Pension Benefit Guaranty Corporation under Sections 4062, 4063 or 4064 of ERISA shall exceed five percent (5%) of Borrower's Tangible Effective Net Worth.

Notwithstanding anything contained in Section 7 to the contrary, Bank shall refrain from exercising its rights and remedies and Event of Default shall thereafter not be deemed to have occurred by reason of the occurrence of any of the events set forth in Sections 7.e, 7.f or 7.j of this Agreement if, within ten (10) days from the date thereof, the same is released, discharged, dismissed, bonded against or satisfied; provided, however, if the event is the institution of Insolvency Proceedings against Borrower, Bank shall not be obligated to make advances to Borrower during such cure period.

8.  BANKS RIGHTS AND REMEDIES.
------------------------------

8.1 Upon the occurrence of an Event of Default by Borrower under this Agreement, Bank may, at its election, without notice of its election and without demand, do any one or more of the following, all of which are authorized by Borrower:

     a. Declare Borrower's Indebtedness, whether evidenced by this Agreement, installment notes, demand notes or otherwise, immediately due and payable to Bank;

     b. Cease advancing money or extending credit to or for the benefit of Borrower under this Agreement, or any other agreement between Borrower and Bank;

     c. Terminate this Agreement as to any future liability or obligation of Bank, but without affecting Bank's rights and security Interests in the Collateral, and the Indebtedness of Borrower to Bank;

     d. Without notice to or demand upon Borrower or any guarantor, make such payments and do such acts as Bank considers necessary or reasonable to protect its security interest in the Collateral. Borrower agrees to assemble the Collateral if Bank so requires and to make the Collateral available to Bank as Bank may designate. Borrower authorizes Bank to enter the premises where the Collateral is located, take and maintain possession of the Collateral and the premises (at no charge to Bank), or any part thereof, and to pay, purchase, contest or compromise any encumbrance, charge or lien which in the opinion of Bank appears to be prior or superior to its security interest and to pay all expenses Incurred in connection therewith;

     e. Without limiting Bank's rights under any security interest, Bank is hereby granted a license or other right to use, without charge, Borrowers labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks and advertising matter, or any property or a similar nature as it pertains to the Collateral, in completing production of, advertising for sale and selling any Collateral and Borrower's rights under all licenses and all franchise agreement shall inure to Bank's benefit, and Bank shall have the night and power to enter into sublicense agreements with respect to all such rights with third parties on terms acceptable to Bank;

     f. Ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sales and sell (in the manner provided for herein) the Inventory;

     g. Sell or dispose the Collateral at either a public or private sale, or both, by way of one or more contracts or transactions, for cash or on terms, in such manner and at such places (including Borrower's premises) as is commercially reasonable in the opinion of Bank. It is not necessary that the Collateral be present at any such sale. At any sale or other disposition of the Collateral pursuant to this Section, Bank disclaims all warranties which would otherwise be given under the Uniform Commercial Code, including without limitation a disclaimer of any warranty relating to title, possession, quiet enjoyment or the like, and Bank may communicate these disclaimers to a purchaser at such disposition. This disclaimer of warranties will not render the sale commercially unreasonable;

     h. Bank shall give notice of the disposition of the Collateral as follows:

       (1) Bank shall give Borrower and each holder of a security interest in the Collateral who has filed with Bank a written request for notice, a notice in writing of the time and place of public sale, or, if the sale is a private sale or some disposition other than a public sale is to be made of the Collateral, the time on or after which the private sale or other disposition is to be made;

       (2) The notice shall be personally delivered or mailed, postage prepaid, to Borrower's address appearing in this Agreement, at least ten (10) calendar days before the date fixed for the sale, or at least ten
           (10) calendar days before the date on or after which the private sale or other disposition is to be made, unless the Collateral is perishable or threatens to decline speedily in value. Notice to persons other than Borrower claiming an interest in the Collateral shall be sent to such addresses as have been furnished to Bank or as otherwise determined in accordance with Section 9611 of the Uniform Commercial Code; and

       (3) If the sale is to be a public sale, Bank shall also give notice of the time and place by publishing a notice one time at least ten (10) calendar days before the date of the sale in a newspaper of general circulation in the county in which the sale is to be held; and

       (4) Bank may credit bid and purchase at any public sale.

     i. Borrower shall pay all Bank Expenses incurred in connection with Bank's enforcement and exercise of any of its rights and remedies as herein provided, whether or not suit is commenced by Bank;

     j. Any deficiency which exists after disposition of the Collateral as provided above will be paid immediately by Borrower. Any excess will be returned, without interest and subject to the rights of third parries, to Borrower by Bank, or, in Bank's discretion, to any party who Bank believes, in good faith, is entitled to the excess;

     k. Without constituting a retention of Collateral in satisfaction of an obligation within the meaning of 9620 of the Uniform Commercial Code or an action under California Code of Civil Procedure 726, apply any and all amounts maintained by Borrower as deposit accounts (as that term is defined under 9102 of the Uniform Commercial Code) or other accounts that Borrower maintains with Bank against the Indebtedness;

     1. The proceeds of any sale or other disposition of Collateral authorized by this Agreement shall be applied by Bank first upon all expenses authorized by the Uniform Commercial Code and all reasonable attorney fees and legal expenses incurred by Bank, whether in-house or outside counsel is used, the balance of the proceeds of the sale or other disposition shall be applied in the payment of the Indebtedness, first to interest, then to principal, then to remaining Indebtedness and the surplus, if any, shall be paid over to Borrower or to such other person(s) as may be entitled to it under applicable law. Borrower shall remain liable for any deficiency, which it shall pay to Bank immediately upon demand. Borrower agrees that Bank shall be under no obligation to accept any noncash proceeds in connection with any sale or disposition of Collateral unless failure to do so would be commercially unreasonable. If Bank agrees in its sole discretion to accept noncash proceeds (unless the failure to so so would be commercially unreasonable), Bank may ascribe any commercially reasonable value to such proceeds. Without limiting the foregoing, Bank may apply any discount factor in determining the present value of proceeds to be received in the future or may elect to apply proceeds to be received in the future only as and when such proceeds are actually received in cash by Bank; and

     m. The following shall be the basis for any finder of fact's determination of the value of any Collateral which is the subject matter of a disposition giving rise to a calculation of any surplus or deficiency under Section 9615f of the Uniform Commercial Code: (i) The Collateral which is the subject matter of the disposition shall be valued in an 'as is' condition as of the date of the disposition, without any assumption or expectation that such Collateral will be repaired or improved in any manner; (ii) the valuation shall be based upon an assumption that the transferee of such Collateral desires a resale of the Collateral for cash promptly (but no later than 30 days) following the disposition; (iii) all reasonable closing costs customarily borne by the seller in commercial sales transactions relating to property similar to such Collateral shall be deducted including, without limitation, brokerage commissions, tax prorations, attorney's fees, whether in-house or outside counsel is used, and marketing costs; (iv) the value of the Collateral which is the subject matter of the disposition shall be further discounted to account for any estimated holding costs associated with maintaining such Collateral pending sale (to the extent not accounted for in (iii) above), and other maintenance, operational and ownership expenses; and (v) any expert opinion testimony given or considered in connection with a determination of the value of such Collateral must be given by persons having at least 5 years experience in appraising property similar to the Collateral and who have conducted and prepared a complete written appraisal of such Collateral taking into consideration the factors set forth above. The "value" of any such Collateral shall be a factor in determining the amount of proceeds which would have been realized in a disposition to a transferee other than a secured party, a person related to a secured party or a secondary obligor under Section 9615(f) of the Uniform Commercial Code.

8.2 In addition to any and all other rights and remedies available to Bank under or pursuant to this Agreement or any other documents, instrument or agreement contemplated hereby, Borrower acknowledges and agrees that (i) at any time following the occurrence and during the continuance of any Event of Default, and/or (ii) termination of Bank's commitment or obligation to make loans or advances or otherwise extent credit to or in favor of Borrower hereinunder, together with any and all other Indebtedness of Borrower to Bank remaining unpaid, and Borrower pledges to Bank and grants to Bank a continuing first priority security interest in such cash collateral so delivered to Bank.

8.3 Bank's rights and remedies under this Agreement and all other agreements shall be cumulative. Bank shall have all other rights and remedies not inconsistent herewith as provided by law or in equity. No exercise by Bank of one right or remedy shall be deemed an election, and no waiver by Bank of any default on Borrower's part shall be deemed a continuing waiver. No delay by Bank shall constitute a waiver, election or acquiescence by Bank.

9. TAXES AND EXPENSES REGARDING BORROWER'S PROPERTY.
   -------------------------------------------------
If Borrower fails to pay promptly when due to another person or entity, monies which Borrower is required to pay by reason of any provision in this Agreement, Bank may, but need not, pay the same and charge Borrower's loan account therefor, and Borrower shall promptly reimburse Bank. All such sums shall become additional indebtedness owing to Bank, shall bear interest at the rate hereinabove provided, and shall be secured by all Collateral. Any payments made by Bank shall not constitute (i) an agreement by it to make similar payments in the future, or (ii) a waiver by Bank of any default under this Agreement. Bank need not inquire as to, or contest the validity of, any such expense, tax, security interest, encumbrance or lien and the receipt of the usual official notice of the payment thereof shall be conclusive evidence that the same was validly due and owing. Such payments shall constitute Bank Expenses and additional advances to Borrower.

10.  WAIVERS.
     -------
10.1 Borrower agrees that checks and other instruments received by Bank in payment or on account of Borrower's Indebtedness constitute only conditional payment until such items are actually paid to Bank and Borrower waives the right to direct the application of any and all payments at any time or times hereafter received by Bank on account of Borrower's
     Indebtedness and Borrower agrees that Bank shall have the continuing exclusive right to apply and reapply such payments in any manner as Bank may deem advisable, notwithstanding any entry by Bank upon its books.

10.2 Borrower waives demand, protest, notice of protest, notice of default or dishonor, notice of payment and nonpayment, notice of any default, nonpayment at maturity, release, compromise, settlement, extension or renewal of any or all commercial paper, accounts, documents, instruments, chattel paper, and guarantees at any time held by Bank on which Borrower may in any way be liable.

10.3 Bank shall not in any way or manner be liable or responsible for (a) the safekeeping of the Inventory; (b) any loss or damage thereto occurring or arising in any manner or fashion from any cause; (c) any diminution in the value thereof, or (d) any act or default of any carrier, warehouseman, bailee, forwarding agency or other person whomsoever. All risk of loss, damage or destruction of Inventory shall be borne by Borrower.

10.4 Borrower waives the right and the right to assert a confidential relationship, if any, it may have with any accountant, accounting firm and/or service bureau or consultant in connection with any information requested by Bank pursuant to or in accordance with this Agreement, and agrees that a Bank may contact directly any such accountant, accounting
     firm  and/or   service  bureau  or  consultant  in  order  to  obtain  such information.

10.5 THE UNDERSIGNED AND THE BANK ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT, WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS AGREEMENT OR THE INDEBTEDNESS.

10.6 In the event that Bank elects to waive any rights or remedies hereunder, or compliance with any of the terms hereof, or delays or fails to pursue or enforce any term, such waiver, delay or failure to pursue or enforce shall only be effective with respect to that single act and shall not be construed to affect any subsequent transactions or Bank's right to later pursue such rights and remedies.

11. ONE CONTINUING LOAN TRANSACTION.
    -------------------------------
     All loans and advances heretofore, now or at any time or times hereafter made by Bank to Borrower under this Agreement or any other agreement between Bank and Borrower, shall constitute one loan secured by Bank's security interests in the Collateral and by all other security interests, liens, encumbrances heretofore, now or from time to time hereafter granted by Borrower to Bank.

Notwithstanding the above, (i) to the extent that any portion of the Indebtedness is a consumer loan, that portion shall not be secured by any deed of trust or mortgage on or other security Interest in Borrower's principal dwelling which is not a purchase money security interest as to that portion, unless expressly provided to the contrary in another place, or (ii) if Borrower (or any of them) has (have) given or give(s) Bank a deed of trust or mortgage covering real property, that deed of trust or mortgage shall not secure the loan and any other Indebtedness of Borrower (or any of them), unless expressly provided to the contrary in another place.

12.  NOTICES.
     -------
     Unless otherwise provided in this Agreement, all notices or demands by either party on the other relating to this Agreement shall be in writing and sent by regular United States mail, postage prepaid, property addressed to Borrower or to Bank at the addresses stated in this Agreement, or to such other addresses as Borrower or Bank may from time to time specify to the other in writing. Requests to Borrower by Bank hereunder may be made orally.

13. AUTHORIZATION TO DISBURSE.
    -------------------------
     Bank is hereby authorized to make loans and advances hereunder upon telephonic or other instructions received from anyone purporting to be an officer, employee, or representative of Borrower, or at the discretion of Bank if said loans and advances are necessary to meet any Indebtedness of Borrower to Bank. Bank shall have no duty to make inquiry or verify the authority of any such party, and Borrower shall hold Bank harmless from any damage, claims or liability by reason of Bank's honor of, or failure to honor, any such instructions.

14.  PAYMENTS.
     --------
     Borrower hereby authorizes Bank to deduct the full amount of any interest, fees, costs, or Bank Expenses due under this Agreement and not paid or collected when due in accordance with the terms and conditions hereof from any account maintained by Borrower with Bank. Should there be insufficient funds in any such account to pay all such sums when due, the full amount of such deficiency shall be immediately due and payable by Borrower; provided, however, that Bank shall not be obligated to advance funds to cover any such payment.

15.  DESTRUCTION OF BORROWER'S DOCUMENTS.
     ------------------------------------
     Any documents, schedules, invoices or other papers delivered to Bank, may be destroyed or otherwise disposed of by Bank six (6) months after they are delivered to or received by Bank, unless Borrower requests, in writing, the return of the said documents, schedules, invoices or other papers and makes arrangements, at Borrower's expense, for their return.


16.  CHOICE OF LAW.
     --------------
     The validity of this Agreement, its construction, interpretation and enforcement, and the rights of the parties hereunder and concerning the Collateral, shall be determined according to the laws of the State of California. The parties agree that all actions or proceedings arising in connection with this Agreement shall be tried and litigated only in the state and federal courts in the Northern District of California or the County of Santa Clara.

17.  GENERAL PROVISIONS.
     -------------------
17.1 This Agreement shall be binding and deemed effective when executed by Borrower and accepted and executed by Bank at its headquarters office.

17.2 This Agreement shall bind and inure to the benefit of the respective successors and assigns of each of the parties; provided, however, that Borrower may not assign this Agreement or any rights hereunder without Bank's prior written consent and any prohibited assignment shall be absolutely void. No consent to an assignment by Bank shall release Borrower or any guarantor from their obligations to Bank. Bank may assign this Agreement and its rights and duties hereunder. Bank reserves the right to sell, assign, transfer, negotiate or grant participations in all or any part of, or any interest in Bank's rights and benefits hereunder. In connection therewith, Bank may disclose all documents and information which Bank now or hereafter may have relating to Borrower or Borrower's business.

17.3 Paragraph headings and paragraph numbers have been set forth herein for convenience only; unless the contrary is compelled by the context, everything contained in each paragraph applies equally to this entire Agreement. Unless the context of this Agreement clearly requires otherwise, references to the plural include the singular, references to the singular include the plural, and the term 'including' is not limiting. The words 'hereof,' 'herein,' 'hereby,' 'hereunder,' and similar terms in this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement.

17.4 Neither this Agreement nor any uncertainty or ambiguity herein shall be construed or resolved against Bank or Borrower, whether under any rule of construction or otherwise; on the contrary, this Agreement has been reviewed by all parties and shall be construed and interpreted according to the ordinary meaning of the words used so as to fairly accomplish the purposes and intentions of all parties hereto.

17.5 Each provision of this Agreement shall be severable from every other provision of this Agreement for the purpose of determining the legal enforceability of any specific provision.

17.6 This Agreement cannot be changed or terminated orally. This Agreement contains the entire agreement of the parties hereto and supersedes all prior agreements, understandings, representations, warranties and negotiations, if any, related to the subject matter hereof, and none of the parties shall be bound by anything not expressed in writing.

17.7 The parties intend and agree that their respective rights, duties, powers, liabilities, obligations and discretions shall be performed, carded out, discharged and exercised reasonably and in good faith.

17.8 In addition, if this Agreement is secured by a deed of trust or mortgage covering real property, then the trustor or mortgagor shall not mortgage or pledge the mortgaged premises as security for any other indebtedness or obligations. This Agreement, together with all other indebtedness secured by said deed of trust or mortgage, shall become due and payable immediately, without notice, at the option of Bank, (a) if said trustor or mortgagor shall mortgage or pledge the mortgaged premises for any other indebtedness or obligations or shall convey, assign or transfer the mortgaged premises by deed, installment sale contract or other instrument;
     (b) if the title to the mortgaged premises shall become vested in any other person or party in any manner whatsoever, or (c) if there is any disposition (through one or more transactions) of legal or beneficial title to a controlling interest of said trustor or mortgagor.

17.9 Each undersigned Borrower hereby agrees that it is jointly and severally, directly, and primarily liable to Bank for payment and performance in full of all duties, obligations and liabilities under this Agreement and each other document, instrument and agreement entered into by Borrower with or in favor of Bank in connection herewith, and that such liability is independent of the duties, obligations and liabilities of any other Borrower or any other guarantor of the Indebtedness, as applicable. Each reference herein to Borrower shall mean each and every Borrower party hereto, individually and collectively, jointly and severally.

17.10Counterparts;  Entire  Agreement.  This  Agreement  may be  executed by the parties hereto in several counterparts, each of which shall be deemed to be an original and all of which shall constitute together but one and the same agreement. This Agreement, together with the other Loan Documents constitute the entire understanding among the parties hereto with respect to the subject matter hereof and supersedes any prior agreements, written or oral, with respect thereto.

                          [Signature page follows.]


IN WITNESS WHEREOF, the parties hereto have caused this Loan and Security executed as of the date first hereinabove written.

Accepted and effective as of: _________________ at Bank's Headquarters Office COMERICA BANK-CALIFORNIA, a California banking corporation

By:  /s/ Clifford A. Payson
     ----------------------
Name:  Clifford A. Payson
Title: Senior Vice President

BORROWERS:

'Borrower l'
Alanco Technologies, Inc., an Arizona Corporation

By: /s/ J.A. Carlson
   ------------------
    John A. Carlson, CFO

'Borrower 2'
Arraid, Inc., an Arizona corporation

By: /s/ J. A. Carlson
    -----------------
    John A. Carlson, CFO

'Borrower 3'
Excel/Meridian Data, an Arizona corporation

By: /s/ J.A. Carlson
    -----------------
    John A. Carlson, CFO

'Borrower 4'
Sanone, Inc., an Arizona corporation

By: /s/ J.A. Carlson
    ----------------
    John A. Carlson, CFO

'Borrower 5'
Netzerver, Inc., an Arizona corporation

By: /s/ J.A. Carlson
    ----------------
    John A. Carlson, CFO






Address for Notices:
333 West Santa Clara Street San Jose, California, 95113

Address for Notices:
15900 North 78th Street Scottsdale, Az. 85260


                                               SURETYSHIP RIDER

Borrowers: Alanco Technologies, Inc. ('Borrower 1'); Arraid, Inc., ('Borrower 2'); Excel/Meridian Data, Inc. ('Borrower 3'); Sanone, Inc. ('Borrower 4'); and Netzerver, Inc.,('Borrower 5').

Each of the undersigned Borrowers has entered into a certain Amended and Restated Loan & Security Agreement (Accounts And Inventory) (hereinafter referred to as the 'Agreement'),dated January 24, 2002, with Comerica Bank-California, a California banking corporation ('Bank') as secured party. This SURETYSHIP RIDER (hereinafter this `Rider'), dated January 24, 2002, is hereby made a part of and incorporated into that Agreement. Unless otherwise defined, all initially capitalized terms in this Rider shall be as defined in the Agreement.

The parties to the Agreement hereby agree as follows:

Each Borrower agrees that it is jointly and severally, directly, and primarily liable to Bank for payment in full of the Indebtedness and that such liability is independent of the duties, obligations and liabilities of the other Borrower. The Agreement and each other document, instrument and agreement entered into by any one or more of the Borrowers in connection therewith (collectively, hereinafter, the 'Loan Documents') are a primary and original obligation of each Borrower, are not the creation of a surety relationship, and are an absolute, unconditional, and continuing promise of payment and performance which shall remain in full force and effect without respect to future changes in conditions, including any change of law or any invalidity or irregularity with respect to the Loan Documents. Each Borrower acknowledges that the obligations of such Borrower undertaken herein might be construed to consist, at least in part, of the guaranty of obligations of persons or entities other than such Borrower (including any other Borrower party hereto) and, in full recognition of that fact, each Borrower consents and agrees that Bank may, at any time and from time to time, without notice or demand, whether before or after any actual or purported termination, repudiation, or revocation of the Agreement and the other Loan Documents by any one or more Borrowers, and without affecting the enforceability or continuing effectiveness hereof as to each Borrower: (a) supplement, restate, modify, amend, increase, decrease, extend, renew, accelerate, or otherwise change the time for payment or the terms of the Indebtedness or any part thereof, including any increase or decrease of the rate(s) of interest thereon; (b) supplement restate, modify, amend, increase, decrease or waive, or enter into or give any agreement, approval, or consent with respect to, the Indebtedness or any part thereof, or any of the Loan Documents or any additional security or guaranties, or any condition covenant, default, remedy, right, representation or term thereof or thereunder; (c) accept new or additional instruments, documents or agreements in exchange for or relative to any of the Loan Documents or the Indebtedness or any part thereof;
(d) accept partial payments on the Indebtedness; (e) receive and hold additional security or guaranties for the Indebtedness or any part thereof; (f) release, reconvey, terminate, waive, abandon, fail to perfect, subordinate, exchange, substitute, transfer, or enforce any security or guaranties, and apply any security and direct the order or manner of sale thereof as Bank in its sole and absolute discretion may determine; (g) release any Person from any personal liability with respect to the Indebtedness or any part thereof; (h) settle, release on terms satisfactory to Bank or by operation of applicable laws, or otherwise liquidate or enforce any Indebtedness and any security therefor or guaranty thereof in any manner, consent to the transfer of any security and bid and purchase at any sale; or (i) consent to the merger, change, or any other restructuring or termination of the corporate or partnership existence of any Borrower or any other Person, and correspondingly restructure the Indebtedness, and any such merger, change, restructuring, or termination shall not affect the liability of any Borrower or the continuing effectiveness hereof, or the enforceability hereof with respect to all or any part of the Indebtedness.

Upon the occurrence and during the continuance of any Event of Default, Bank may enforce the Agreement and the other Loan Documents independently as to each Borrower and independently of any other remedy or security Bank at any time may have or hold in connection with the Indebtedness, and it shall not be necessary for Bank to marshal assets in favor of any Borrower or any other Person or to proceed upon or against or exhaust any security or remedy before proceeding to enforce the Agreement and the other Loan Documents. Each Borrower expressly waives any right to require Bank to marshal assets in favor of any Borrower or any other Person or to proceed against any other Borrower or any Collateral provided by any Person, and agrees that Bank may proceed against Borrowers or any Collateral in such order as it shall determine in its sole and absolute discretion.

Bank may file a separate action or actions against any Borrower, whether action is brought or prosecuted with respect to any security or against any other person, or whether any other person is joined in any such action or actions. Each Borrower agrees that Bank and any Borrower and any affiliate of any Borrower may deal with each other in connection with the Indebtedness or otherwise, or alter any contracts or agreements now or hereafter existing between any of them, in any manner whatsoever, all without in any way altering or affecting the continuing efficacy of the Agreement or the other Loan Documents.

Bank's rights under the Loan Documents shall be reinstated and revived, and the enforceability of the Agreement and the other Loan Documents shall continue, with respect to any amount at any time paid on account of the Indebtedness which thereafter shall be required to be restored or returned by Bank, all as though such amount had not been paid. The rights of Bank created or granted herein and the enforceability of the Agreement and the other Loan Documents at all times shall remain effective to cover the full amount of all the Indebtedness even though the Indebtedness, including any part thereof or any other security or guaranty therefor, may be or hereafter may become invalid or otherwise unenforceable as against any Borrower and whether or not any other Borrower shall have any personal liability with respect thereto.

To the maximum extent permitted by applicable law and to the extent that a Borrower is deemed a guarantor, each Borrower expressly waives any and all defenses now or hereafter arising or asserted by reason of (a) any disability or other defense of any other Borrower with respect to the Indebtedness, (b) the unenforceability or invalidity of any security or guaranty for the Indebtedness or lack of perfection or continuing perfection or failure of priority of any security for the Indebtedness, (c) the cessation for any cause whatsoever of the liability of any other Borrower (other than by reason of the full payment and performance of all Indebtedness), (d) any failure of the to marshal assets in favor Bank of any Borrower or any other person, (e) any failure of Bank to give notice of sale or other disposition of collateral to any Borrower or any other Person or any defect in any notice that may be given in connection with any sale or disposition of collateral, (f) any failure of Bank to comply with applicable law in connection with the sale or other disposition of any collateral or other security for any Obligation, including any failure of Bank to conduct a commercially reasonable sale or other disposition of any collateral or other security for any Obligation, (g) any act or omission of Bank or others that directly or indirectly results in or aids the discharge or release of any Borrower or the Indebtedness or any security or guaranty therefor by operation of law or otherwise, (h) any law which provides that the obligation of a surety or guarantor must neither be larger in amount nor in other respects more burdensome than that of the principal or which reduces a surety's or guarantors obligation in proportion to the principal obligation, (i) any failure of Bank to file or enforce a claim in any bankruptcy or other proceeding with respect to any Person, (j) the election by Bank of the application or non-application of
Section 1111(b)(2) of the United States Bankruptcy Code, (k) any extension of credit or the grant of any lien under Section 364 of the United States Bankruptcy Code, (l) any use of cash collateral under Section 363 of the United States Bankruptcy Code, (m) any agreement or stipulation with respect to the provision of adequate protection in any bankruptcy proceeding of any Person,
(n) the avoidance of any lien in favor of Bank for any reason, or (o) any action taken by Bank that is authorized by theAgreement or any other provision of any Loan Document. Until such time as all of the Indebtedness have been fully, finally, and indefeasibly paid in full in cash: (i) each Borrower hereby waives and postpones any right of subrogation it has or may have as against any other Borrower respect to the Indebtedness; and (ii) in addition, each borrower also hereby waives and postpones any right to proceed or to seek recourse against or with respect to any property or asset of any other Borrower. Each Borrower expressly waives all setoffs and counterclaims and all presentments, demands for payment or performance, notices of nonpayment or nonperformance, protests, notices of protest, notices of dishonor and all other notices or demands of any kind or nature whatsoever with respect to the Indebtedness, and all notices of acceptance of the Agreement or the other Loan Documents or of the existence, creation or incurring of new or additional Indebtedness.

In the event that all or any part of the Indebtedness at any time are secured by any one or more deeds of trust or mortgages or other instruments creating or granting liens on any interests in real property, each Borrower authorizes Bank, upon the occurrence of and during the continuance of any Event of Default, at its sole option, without notice or demand and without affecting the obligations of any Borrower, the enforceability of the Agreement and the other Loan Documents, or the validity or enforceability of any liens of Bank, to foreclose any or all of such deeds of trust or mortgages or other instruments by judicial or nonjudicial sale.

Without limiting the generality of any other waiver or other provision set forth in this Rider, each Borrower waives all rights and defenses that such Borrower may have because the Indebtedness are secured by real property. This means, among other things:

     Bank may collect from any Borrower without first foreclosing on any real or personal property pledged as Collateral by any other Borrower to secure the Indebtedness.

     If Bank forecloses on any real property pledged as Collateral by any Borrower.

     a. the amount of the debt may be reduced only by the price for which that Collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price.

     b. Bank may collect from any Borrower even if Bank, by foreclosing on the real property pledged as Collateral, has destroyed any right that Borrower may have to collect from any other Borrower.

This is an unconditional and irrevocable waiver of any rights and defenses each Borrower may have because the Indebtedness are secured by Real Property. These rights and defenses include, but are not limited to, any rights or defenses based upon Section 580a, 580b, 580d, or 726 of the Code of Civil Procedure.

To the fullest extent permitted by applicable law, to the extent that a Borrower is deemed a guarantor, each Borrower expressly waives any defenses to the enforcement of the Agreement and the other Loan Documents or any rights of Bank created or granted hereby or to the recovery by Bank against any Borrower or any other Person liable therefor of any deficiency after a judicial or nonjudicial foreclosure or sale, even though such a foreclosure or sale may impair the subrogation rights of Borrowers and may preclude Borrowers from obtaining reimbursement or contribution from other Borrowers. To the fullest extent permitted by applicable law, each Borrower expressly waives any suretyship defenses or benefits that it otherwise might or would have under applicable law. WITHOUT LIMITING THE GENERALITY OF ANY OTHER WAIVER OR OTHER PROVISION SET FORTH IN THIS RIDER, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, EACH BORROWER WAIVES ALL RIGHTS AND DEFENSES ARISING OUT OF AN ELECTION OF REMEDIES BY LENDER, EVEN THOUGH THAT ELECTION OF REMEDIES, SUCH AS A NONJUDICIAL FORECLOSURE WITH RESPECT TO SECURITY FOR THE INDEBTEDNESS, HAS DESTROYED SUCH BORROWER'S RIGHTS OF SUBROGATION AND REIMBURSEMENT AGAINST THE OTHER BORROWERS BY THE OPERATION LAW, INCLUDING BUT NOT LIMITED TO SECTION 580d OF THE CODE OF CIVIL PROCEDURE, OR OTHERWISE.

Each of the undersigned Borrowers warrants and agrees that each of the waivers and consents set forth herein are made after consultation with legal counsel and with full knowledge of their significance and consequences, with the understanding that events giving rise to any defense or right waived may diminish, destroy or otherwise adversely affect rights which Borrower otherwise may have against any other Borrower, Bank or others, or against Collateral. If any of the waivers or consents herein are determined to be contrary to any applicable law or public policy, such waivers and consents shall be effective to the maximum extent permitted by law.


IN WITNESS WHEREOF, the parties hereto have caused this Loan and Security executed as of the date first hereinabove written.

Accepted and effective as of: _________________ at Bank's Headquarters Office COMERICA BANK-CALIFORNIA, a California banking corporation

By:  /s/ Clifford A. Payson
     ----------------------
Name:  Clifford A. Payson
Title: Senior Vice President

BORROWERS:
'Borrower l'
Alanco Technologies, Inc., an Arizona Corporation

By: /s/ J.A. Carlson
   ------------------
    John A. Carlson, CFO

'Borrower 2'
Arraid, Inc., an Arizona corporation

By: /s/ J. A. Carlson
    -----------------
    John A. Carlson, CFO

'Borrower 3'
Excel/Meridian Data, an Arizona corporation

By: /s/ J.A. Carlson
    -----------------
    John A. Carlson, CFO

'Borrower 4'
Sanone, Inc., an Arizona corporation

By: /s/ J.A. Carlson
    ----------------
    John A. Carlson, CFO

'Borrower 5'
Netzerver, Inc., an Arizona corporation

By: /s/ J.A. Carlson
    ----------------
    John A. Carlson, CFO


Address for Notices:
333 West Santa Clara Street San Jose, California, 95113

Address for Notices:
15900 North 78th Street Scottsdale, Az. 85260


                  INVENTORY RIDER REVOLVING ADVANCE
                  ---------------------------------

Borrower(s):        Alanco Technologies, Inc. ('Borrower l'); Arraid, Inc.,
('Borrower 2'); Excel/Meridian Data, Inc. ('Borrower 3'); Sanone, Inc. ('Borrower 4'); and Netzerver,Inc., ('Borrower 5').

Borrower has entered into a certain Amended and Restated Revolving Credit and Security Agreement (Accounts and Inventory) (hereinafter referred to as ('Agreement') dated January 24, 2002 with Bank (Secured Party). This INVENTORY RIDER (hereinafter referred to as this Rider) dated January 24, 2002 is hereby made a part of and incorporated into that Agreement. Unless otherwise defined, all initially capitalized terms in this Rider shall be as defined in the Agreement

1. At the request of Borrower, made at any time and from time to time during the term of the Agreement, and so long as no event of default under the Agreement has occurred and Borrower is in full, faithful and timely compliance with each and all of the covenants, conditions, warranties and representations contained in the Agreement, this Rider and/or any other agreement between Bank and Borrower, Bank agrees to lend Borrower to borrower as follows:
     a.) The advances against Eligible Inventory shall directly correlate to the amount of new capital raised by Borrower as stated below.
     b.) In the event that Borrower  raises less than $500,000 in New Capital, no advances against Eligible Inventory shall be made.
     c.) For amounts of New Capital raised by Borrower in excess of $500,000, Bank will lend the equivalent amount against Eligible Inventory, less cumulative net operating losses, up to a maximum advance outstanding at any one time of Two Hundred and Fifty Thousand Dollars ($250,000), upon Borrower's concurrent execution and delivery to Bank of a Designation of Inventory, or Certification of Borrowing Base, in form customarily used by Bank.

     All advances made and to be made pursuant to this Rider are solely and exclusively to enable Borrower to acquire rights in and purchase new Inventory, and Borrower represents and warrants that all advances by Bank pursuant to this Rider will be used solely and exclusively for such purpose; and since such advances will be used for the foregoing purposes, Bank's security interest in Borrower's Inventory is and shall be at all times a purchase money security interest as that term is described in
     Section 9103 of the California Uniform Commercial Code.

2. Advances made by Bank to Borrower pursuant to this Rider shall be included as part of the Indebtedness of Borrower to Bank as the term 'Indebtedness' is defined in the Agreement; and at Bank's option, advances pursuant to this Rider may be evidenced by promissory note(s), in form and on terms satisfactory to Bank. All such advances shall bear interest at the rate and be payable in the manner specified in said promissory note(s) in the event Bank exercises the aforementioned option, and in the event Bank does not, such advances shall bear interest at the rate and be payable in the manner specified in the Agreement.

3. All of the terms, covenants, warranties, conditions, agreements and representations of the Agreement are incorporated herein as though set forth in their entirety and are hereby reaffirmed by Borrower and Bank as though fully set forth herein.

Accepted and effective as of: ________________ at Bank's Headquarters Office COMERICA BANK-CALIFORNIA, a California banking corporation
By:  /s/ Clifford A. Payson

Name:  Clifford A. Payson

Title:  Senior Vice President
BORROWERS:
'Borrower l'
Alanco Technologies, Inc., an Arizona Corporation

By: /s/ J.A. Carlson
   ------------------
    John A. Carlson, CFO

'Borrower 2'
Arraid, Inc., an Arizona corporation

By: /s/ J. A. Carlson
    -----------------
    John A. Carlson, CFO

'Borrower 3'
Excel/Meridian Data, an Arizona corporation

By: /s/ J.A. Carlson
    -----------------
    John A. Carlson, CFO

'Borrower 4'
Sanone, Inc., an Arizona corporation

By: /s/ J.A. Carlson
    ----------------
    John A. Carlson, CFO

'Borrower 5'
Netzerver, Inc., an Arizona corporation

By: /s/ J.A. Carlson
    ----------------
    John A. Carlson, CFO


Address for Notices:
333 West Santa Clara Street San Jose, California, 95113

Address for Notices:
15900 North 78th Street Scottsdale, Az. 85260