Form 10QSB
period 2002-03-31
ALANCO TECHNOLOGIES INC
filed 2002-05-15
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

        For the quarter ended . . . . . . . . . . . . . . . . . March 31, 2002
        Commission file number . . . . . . . . . . . . . . . . . . . . .0-9347

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

              15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                  YES XX NO
                                     ---   ---

         As of May 7, 2002 there were 10,199,100 shares of common stock issued and outstanding.

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

                            ALANCO TECHNOLOGIES, INC.
                                      INDEX

                                                                   Page Number

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets
                  March 31, 2002 and June 30, 2001.......................3

              Consolidated Statements of Operations
                  For the three months ended March 31,
                  2002 and 2001..........................................4

              Consolidated Statements of Operations
                  For the nine months ended March 31,
                  2002 and 2001..........................................5

              Consolidated Statements of Cash Flows
                  For the nine months ended March 31,
                  2002 and 2001..........................................6

              Notes to Consolidated Financial Statements.................8
                  Note A - Basis of Presentation
                  Note B - Basis of Earnings per Share Calculation
                  Note C - Inventories
                  Note D - Sale of Assets
                  Note E - Subsequent Events

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................... 9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ........................................12

     Item 4.  Submission of Matters to a
                  Vote of Security Holders .............................12

     Item 6.  Exhibits..................................................13

     Signature .........................................................13

                       ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
ASSETS
                                             Mar 31, 2002      June 30, 2001
                                             ------------      -------------
CURRENT ASSETS
   Cash                                       $     4,000        $    81,000
   Accounts receivable, net                     1,031,300          1,209,400
   Subscriptions receivable                         --               563,500
   Notes receivable, net                        1,130,600            677,500
   Inventories                                  1,344,500          1,218,500
   Prepaid expenses                                88,800             35,000
                                              -----------        -----------
       Total current assets                     3,599,200          3,784,900
                                              -----------        -----------
PROPERTY, PLANT AND EQUIPMENT, NET                341,700            496,000
                                              -----------        -----------

OTHER ASSETS
   Intangible assets, net                       1,582,700          1,420,400
   Notes Receivable, net                          450,000            966,100
   Investment                                     375,200          2,475,200
   Net assets held for sale                       592,900            603,300
   Other assets                                    27,900             35,500
                                              -----------        -----------
       Total other assets                       3,028,700          5,500,500
                                              -----------        -----------
TOTAL ASSETS                                  $ 6,969,600        $ 9,781,400
                                              ===========        ===========

CURRENT LIABILITIES
   Accounts payable & accruals                $ 1,000,600        $ 1,010,600
   Bank line                                      976,400            885,600
   Notes payable, current                           --               248,600
   Deferred gain, pollution control products      589,700            589,700
                                              -----------        -----------
       Total  Current Liabilities               2,566,700          2,734,500

LONG TERM LIABILITIES
   Deferred gain, pollution control products      378,000            378,000
                                              -----------        -----------

TOTAL LIABILITIES                               2,944,700          3,112,500
                                              -----------        -----------

SHAREHOLDERS' EQUITY
   Preferred Stock:
     Class A, cumulative convertible preferred
     stock; 5,000,000 shares authorized, of
     which none are issued and outstanding
     at 3/31/02                                   --                  --
     Class B, cumulative preferred stock:
     2,000,000 authorized and none outstanding    --                  --
   Common Stock, no par value, 100,000,000
   shares authorized; 10,199,100 and 8,720,300
   shares issued, respectively                 58,436,000         57,653,000
   Treasury Stock                                   --               (40,000)

   Accumulated deficit                        (54,411,100)       (50,944,100)
                                              -----------        -----------
       Total shareholders' equity               4,024,900          6,668,900
                                              -----------        -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $ 6,969,600        $ 9,781,400
                                              ===========        ===========

The accompanying notes are an integral part of these financial statements

                           ALANCO TECHNOLOGIES, INC
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                   2002             2001
                                               ------------    -------------

NET SALES                                      $    902,700    $   2,385,300

  Cost of goods sold                                300,600        1,529,700
                                               ------------    -------------

GROSS MARGIN                                        602,100          855,600

  Selling, general and administrative               819,000        1,634,900
                                               ------------    -------------

OPERATING LOSS                                     (216,900)        (779,300)

OTHER INCOME AND EXPENSE

  Other income, net                                  39,600            7,500
  Impairment of Gold and Minerals Investment     (2,100,000)            --
                                               ------------    -------------
LOSS FROM CONTINUING OPERATIONS                  (2,277,300)        (771,800)

  Preferred stock dividend                          --               (41,700)
                                               ------------    -------------

LOSS - CONTINUING OPERATIONS ATTRIBUTABLE
      TO COMMON SHAREHOLDERS                     (2,277,300)        (813,500)

LOSS FROM DISCONTINUED OPERATIONS                    (3,300)          (9,500)
                                               ------------    -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS   $ (2,280,600)   $    (823,000)
                                               ============    =============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED

     - Continuing Operations attributable
       to common shareholders                  $      (0.25)   $       (0.12)
                                               ============    =============
     - Discontinued Operations                 $      (0.00)   $       (0.00)
                                               ============    =============
     - Net Loss                                $      (0.25)   $       (0.12)
                                               ============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        9,170,250        6,787,900
                                               ============    =============

The accompanying notes are an integral part of these financial statements

                ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   FOR THE NINE MONTHS ENDED MARCH 31,
                                                   2002              2001
                                               ------------    -------------

NET SALES                                       $ 4,516,700    $   7,694,500

   Cost of goods sold                             2,486,800        4,665,000
                                               ------------    -------------

GROSS MARGIN                                      2,029,900        3,029,500

   Selling, general and administrative            3,433,600        4,899,600
                                               ------------    -------------

OPERATING LOSS                                   (1,403,700)      (1,870,100)

   Other income, net                                 29,200           22,700
   Impairment of Gold and Minerals Investment    (2,100,000)             --
                                               ------------    -------------
LOSS FROM CONTINUING OPERATIONS                  (3,474,500)      (1,847,400)

   Preferred stock dividend                           --             (98,300)
                                               ------------    -------------
LOSS - CONTINUING OPERATIONS ATTRIBUTABLE
       TO COMMON SHAREHOLDERS                    (3,474,500)      (1,945,700)

INCOME FROM DISCONTINUED OPERATIONS                   7,300          249,000
                                               ------------    -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS   $ (3,467,200)   $  (1,696,700)
                                               ============    =============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED

    - Continuing Operations attributable
      to common shareholders                   $      (0.38)   $       (0.29)
                                               ============    =============
    - Discontinued Operations                  $       0.00    $        0.04
                                               ============    =============
    - Net Loss                                 $      (0.38)   $       (0.25)
                                               ============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        9,170,250        6,787,900
                                               ============    =============

The accompanying notes are an integral part of these financial statements

                ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   FOR THE NINE MONTHS ENDED MARCH 31,
                                                   2002               2001
                                               ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations          $ (3,474,500)    $ (1,847,400)
  Adjustments to reconcile net income to net
    Cash used in operating activities:
    Depreciation and amortization                   182,800          308,700
    Stock issued for services                        30,700           11,100
    Writedown of investment                       2,100,000            --

  (Increase) decrease in:
    Accounts receivable                             178,100         (659,400)
    Inventory                                      (126,000)         (23,600)
    Net assets of disposed operations                10,400          164,300
    Prepaid expenses and other assets               (46,200)         (11,700)

  (Increase) decrease in:
    Accounts payable and accrued expenses           (10,000)        (208,400)
                                               ------------     ------------
  Net cash used in continuing operations         (1,154,600)      (2,266,400)
                                               ------------     ------------
    Income from discontinued operations               7,300          249,000
                                               ------------     ------------
  Net cash used in operating activities          (1,147,300)      (2,017,400)
                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of notes receivable                     63,000        1,735,700
  Purchase of property, plant and equipment         (28,100)        (165,200)
  Intangible Assets, related to acquisitions       (162,600)          (6,100)
  Deferred Gain                                       --             967,700
  Purchase of treasury stock                          --             (40,000)
  Other                                               --             (21,900)
                                               ------------     ------------
  Net cash provided by (used in) investing
    activities                                     (127,700)       2,470,200
                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances on borrowings                          1,592,500          903,600
  Repayment on borrowings                        (1,750,300)      (1,574,000)
  Issuance of Stock                                 792,300            --
  Subscriptions receivable                          563,500            --
  Proceeds from sale of preferred stock               --             138,300
  Dividends on Preferred Stock                        --             (98,300)
  Proceeds from exercise of options                   --              42,500
                                               ------------     ------------
  Net cash provided by (used in) financing
    activities                                    1,198,000         (587,900)
                                               ------------     ------------
NET DECREASE IN CASH                           $    (77,000)    $   (135,100)

CASH AND CASH EQUIVALENTS, beginning of year   $     81,000     $    176,700
                                               ------------     ------------
CASH AND CASH EQUIVALENTS, end of quarter      $      4,000     $     41,600
                                               ============     ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
    INFORMATION

    Cash paid for interest                     $     18,600     $     15,287
                                               ============     ============
    Value of stock issued for services         $     30,700     $     11,100
                                               ============     ============
    Write-down of investment property          $  2,100,000     $       --
                                               ============     ============

The accompanying notes are an integral part of these financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR NINE MONTHS ENDED MARCH 31, 2002

Note A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's June 30, 2001, Annual Report on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and statement of cash flows as of March 31, 2002, and for all periods presented. The results of operations for the nine months ending March 31, 2002, are not necessarily indicative of the operating results to be expected for an entire year.

         Historically, goodwill was written off over 15 years. Commencing in fiscal year 2002, the Company ceased writing off goodwill balances over a specific period pursuant to FAS 141 & 142. However, per Company policy, goodwill balances are reviewed at least annually to determine appropriateness of valuation and presentation based upon anticipated cash flows.

         All significant intercompany balances, transactions and stock holdings have been eliminated from the accompanying interim financial statements.

Note B - Basis of Loss Per Share Calculations

         Loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of outstanding common stock.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely executable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

Note C -Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 2002 and June 30, 2001, is listed below:

                                  March 31, 2002       June 30, 2001
                                  --------------       -------------

     Finished goods                $     869,500      $      824,200
     Work-in-process                      91,200             109,500
     Raw material                        383,800             284,800
                                   -------------      --------------
                                   $   1,344,500      $    1,218,500
                                   =============      ==============

Note D - Asset Impairment Charge

         During the quarter ended March 31, 2002 the Company reported an asset impairment charge of $2.1 million, or $.23 per share, against its investment in Gold & Minerals, Inc. ("G&M"), a private Arizona-based mining company. The charge resulted from Alanco's negotiation of a transaction to exchange the G&M investment for approximately 8.9% of the outstanding shares of Technology Systems International, Inc., a private company that Alanco had agreed to acquire in an all-stock transaction. The charge reduces the investment in G&M to approximately $375,000, an estimated value of 8.9% of the Alanco common stock to be issued to TSI at closing pursuant to the TSI acquisition agreement. The acquisition agreement also provides the potential for a significant number of additional Alanco shares to be issued to TSI under an earn-out formula, the value of which has not been considered in determining the adjusted valuation of the investment. (See the Alanco Proxy Statement filed on April 22, 2002 for further discussion of the TSI acquisition.)

Note E - Subsequent Event

         A special shareholders' meeting was held on May 14, 2002 where shareholders approved an amendment to Article IV of Alanco's Articles of Incorporation to authorize the creation of Class B common stock, approved the issuance of shares relative to the acquisition of the operations of Technology Systems International, Inc., and approved the issuance of Series B Convertible Preferred Stock to be issued in support of the TSI acquisition and subsequent working capital requirements. A proxy statement pertaining to the special shareholders' meeting was filed on April 22, 2002 and had been previously sent to Alanco shareholders in anticipation of the special meeting.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Results of Operation

         In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues for fiscal quarter and nine months ended March 31, 2002 to revenues from its Computer Data Storage segment, the only operation classified as a continuing operation. To maintain comparability, certain balances from the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the respective periods ended March 31, 2001 have been restated.

(A)      Three months ended 3/31/02 versus 3/31/01

         Consolidated revenue for the quarter ended March 31, 2002 was $902,700, compared to $2,385,300 for the comparable quarter of the previous year, a reduction of $1,482,600, or 62%. The reduction in revenue resulted from reduced demand for the Company's data storage products and the closure of the Company's SanOne operation, a subsidiary that had been launched in 2000 to capitalize on the Storage Area Network (SAN) data storage market. Quarterly sales from continuing operations, excluding the SanOne operation, decreased to $881,500, compared to $1,897,100 for the same quarter of the previous year. The 54% reduction in continuing operations comparable sales resulted from the technology market slowdown that deferred and cancelled purchase orders. Management has seen recent improvement in sales activity and expects the improvement in sales to continue into the current quarter.

         The Company reported an operating loss for the quarter ended March 31, 2002 of $216,900, compared to a loss of $779,300 for the comparable period of the prior year. The improved operating results reported for the current quarter were primarily attributable to a negotiated price concession from a vendor on products sold, reduced losses of the Company's SanOne operation, which had been closed during the quarter, and the implementation of cost controls over all operations of the Company.

         The loss from continuing operations attributable to common shareholders for the current quarter was $2,277,300, or $.25 per share, compared to $813,500, or $.12 per share, for the comparable quarter in 2001. The increase in the loss was due to a $2.1 million non-cash asset impairment charge against the Company's investment in Gold & Minerals, Inc. ("G&M"), a private Arizona-based mining company. The impairment charge resulted from Alanco's negotiation of a transaction to exchange the G&M investment for approximately 8.9% of the outstanding shares of Technology Systems International, Inc., a private company that Alanco had agreed to acquire in an all-stock transaction. The charge reduces the value of the investment in G&M to approximately $375,000, an estimated value of 8.9% of the initial Alanco common stock to be issued to TSI at closing pursuant to the acquisition agreement.

         The Company reported a loss from discontinued operations of $3,300, or nil per share, compared to a loss from discontinued operations of $9,500, or $nil per share, for the comparable quarter in 2001. The net loss attributable to common stockholders was $2,280,600, or $.25 per share, compared to a loss of $823,000, or $.12 per share the comparable period of the prior year.

         Gross profit for the quarter amounted to $602,100, or 67%, compared to $855,600, or 36%, for the comparable quarter a year earlier. The increase in Gross Profit margin resulted primarily from a negotiated vendor price concession on products sold, the closure of the SanOne operation, whose revenue historically was more price sensitive and had lower gross profit margins than other operations, and the implementation of cost controls over all operations of the Company.

         Selling, general and administrative expenses for the current quarter decreased to $819,000, compared to $1,643,900 incurred in the comparable quarter of 2001. The decrease is attributable to reduced sales costs associated with the lower sales volume, the closure of the SanOne operations and the implementation of cost controls over all continuing operations of the Company.

(B)      Nine Months ended 3/31/02 versus 3/31/01

         Consolidated revenue for the nine months ended March 31, 2002 was $4,516,700, compared to $7,694,500 for the comparable period of the previous year, a decrease of $3,177,800, or 41.3%. The reduction in revenues for the period was attributable to the economic slowdown in the technology markets that reduced consumer demand for data storage products and the closure of the Company's SanOne operation, completed during the quarter ended March 31, 2002.

         The Company reported an operating loss for the nine months of $1,403,700, compared to an operating loss of $1,870,100 for the nine months ended March 31, 2001. The improved operating results for the period resulted from the closure of the SanOne operations, completed in the third quarter, and cost controls implemented across the Company during the period.

         The net loss from continuing operations attributable to common stockholders for the nine-month period was $3,474,500, or $.38 per share, compared to a loss attributable to common stockholders of $1,945,700, or $.29 per share, for the same period of the previous year. The increase in net loss is attributable to a $2.1 million non-cash asset impairment charge against the Company's G&M investment discussed under (A) above. Without the $2.1 million asset impairment charge, the net loss attributable to common stockholders would have decreased to $1,374,500, a $571,200 improvement when compared to the $1,945,700 reported in the prior year.

         The Consolidated Statement of Operations for the nine months ended March 31, 2002 reflected income from discontinued operations of $7,300, or nil per share, compared to income from discontinued operations of $249,000, or $.04 per share, for the comparable period in 2001. The operating income reported for the nine months ended March 31, 2001 included a $252,000 gain on sale of pollution control assets.

         The net loss for the nine months ended March 31, 2002 attributed to common shareholders was $3,467,200, or $.38 per share, compared to a loss of $1,696,700, or $.25 per share, for the same nine-month period of 2001.

         Gross profit for the period amounted to $2,029,900, or 44.9%, compared to $3,029,500, or 39.4%, for the comparable nine-month period a year earlier. The decrease in Gross Profit was a result of decreased sales while the margin improvement resulted from a negotiated vendor price concession on products sold, the closure of the SanOne operation whose revenue historically had lower margins than other operations and the implementation of cost controls over all operations of the Company.

         Selling, general and administrative expenses for the current nine months ended March 31, 2002 decreased to $3,433,600, compared to $4,899,600 incurred in the comparable period of 2001. The decrease in selling, general and administrative expense is attributable to reduced sales costs associated with the lower sales volume, the closure of the SanOne operations and the implementation of cost controls over all continuing operations of the Company.

2.       Liquidity and Capital Resources

         The Company's current assets at March 31, 2002 of approximately $3.6 million exceeded current liabilities of $2.6 million by $1.0 million, and resulted in a current ratio of 1.4 to 1. At June 30, 2001 the Company reported current assets of approximately $3.8 million with current liabilities of $2.7 million, also resulting in a current ratio of 1.4 to 1. The decrease in current assets resulted from reduced receivables related to the decrease in revenues, offset by an increase in notes receivable related to the TSI acquisition loan agreement (more fully discussed in the Definitive Proxy Statement filed on April 22, 2002). The decrease in current liabilities resulted from reductions in current notes payable offset by an increase in bank lines.

         Cash used in operating activities for the nine months was approximately $1,147,300, a decrease of $870,100 when compared to cash used in continuing operations of $2,017,400 for the comparable nine-month period ended March 31, 2001. The decrease in cash used in operating activities was due primarily to decreases in losses from continuing operations and reduced receivable balances resulting from lower sales.

         Cash used in investing activities during the current period was $127,700, a decrease of $2,597,900 when compared to cash provided from investing activities during the comparable prior year period of $2,470,200. The decrease was due substantially to reduced collection of notes receivable and the purchase of intangible assets related to acquisitions during the current period.

         During the period, the Company received advances on borrowing of $1.6 million and had repayments on borrowing of $1.8 million, resulting in a net payoff of borrowing by $200,000. In addition, the Company raised $792,300 through the sale of common stock, and collected subscription receivables of approximately $563,500. During the same period of the previous year, the Company had a net payoff of borrowing of approximately $700,000, raised $180,000 on the sale of stock and paid approximately $100,000 in dividends on Preferred Stock.


PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS - none

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Shareholders' Meeting was held at the Company's offices on May 14, 2002, for the purpose of considering three proposals pertaining to the acquisition of Technology Systems International, Inc. (TSI). The Company's Definitive Proxy Statement, outlining details of the proposals, was filed with the SEC on April 22, 2002. The following proposals were voted upon by 5,809,558 shares, or 57% of the shares eligible to vote, constituting a quorum.

(1)  APPROVAL OF AN AMENDMENT TO ARTICLE IV OF ALANCO'S ARTICLES OF
     INCORPORATION.

     The proposal amends Article IV of Alanco's Articles of Incorporation wherein the authorized capital stock of the Corporation shall consist of Seventy-Five Million (75,000,000) shares of Class A Common Stock, each entitled to one vote per share, Twenty-Five Million (25,000,000) shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share, and Twenty-Five Million (25,000,000) shares of Preferred Stock, the voting and other rights of which may be determined by Alanco's Board of Directors.

     For: 5,754,165  Against: 48,800  Abstain: 6,593  % For: 99%

(2) APPROVAL OF THE ISSUANCE OF SHARES OF ALANCO'S CLASS A AND CLASS B COMMON STOCK IN CONNECTION WITH THE ACQUISITION OF TECHNOLOGY SYSTEMS INTERNATIONAL,INC.

     The proposal relates to the acquisition of the Technology Systems International, Inc. ("TSI") monitoring business by Alanco's purchase of substantially all of the assets and the assumption of specified liabilities of TSI through the issuance of shares of Alanco's Class A and Class B common stock to TSI.

     For: 5,779,397  Against: 24,822  Abstain: 5,339  % For: 99%

(3) APPROVAL OF THE ISSUANCE OF UP TO 75,000 SHARES OF ALANCO'S SERIES B CONVERTIBLE PREFERRED STOCK IN SUPPORT OF THE TSI ACQUISITION AND SUBSEQUENT WORKING CAPITAL REQUIREMENTS OF THE COMPANY.

     The proposal relates to the issuance of up to 75,000 shares of Alanco's Series B Convertible Preferred Stock in support of the TSI acquisition and subsequent working capital requirements of the Company.

     For: 5,781,492  Against: 22,723  Abstain: 5,343  % For: 99%



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

Date: May 15, 2002