Form 10KSB
period 2002-06-30
ALANCO TECHNOLOGIES INC
filed 2002-09-30
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES





                                   FORM 10-KSB



                   Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934
                      For the fiscal year ended June 30, 2002
                          Commission file number 0-9347


                            ALANCO TECHNOLOGIES, INC.

                 (Exact name of registrant as specified in its charter)


             Arizona                                     86-0220694
         (State or other jurisdiction of               (I.R.S. Employer
          Incorporation or organization)              Identification No.)


          15575 North 83rd Way, Suite 3, Scottsdale, AZ 85260 (Address of principal executive offices) (Zip Code)

                  Registrant's Telephone Number: (480) 607-1010


        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act

                                  COMMON STOCK
                                (Title of Class)

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

         The Registrant's revenues for the fiscal year ended June 30, 2002 were $5,368,200.

         State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $10,685,100 as of July 29, 2002.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 17,516,600 shares of Class A Common Stock (net of treasury shares) and no shares of Class B Common Stock as of July 29, 2002. Documents incorporated by reference: Part III of this Report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2002.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers; federal and/or state regulatory and legislative actions; customer preferences and spending patterns; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.

PART 1

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Alanco Technologies, Inc. was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.

         Alanco (Nasdaq: ALAN) is a provider of advanced information technology solutions with the Company's operations at the end of fiscal 2002 diversified into two reporting business segments including: (i) design, production, marketing and distribution of RFID (Radio Frequency Identification) tracking technology, and (ii) manufacturing, marketing and distribution of data storage products. The Company's operations during fiscal year 2001 consisted of a single reporting business segment - data storage products.

         In May 2002, the Company acquired RFID (Radio Frequency Identification) tracking technology through the acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The Company continues to participate in the data storage market through two wholly-owned subsidiaries: Arraid, Inc., a manufacturer of proprietary storage products to upgrade older "legacy" computer systems; and Excel/Meridian Data, Inc., a manufacturer of Network Attached Storage ("NAS") systems for mid-range organizations. During the year, the Company also substantially liquidated, due to continued operating losses, SanOne, Inc., a wholly owned subsidiary that had been created to enter the Storage Area Network ("SAN") market.

         Prior to the closing of the acquisition of the RFID tracking technology, the Company exchanged its investment in Gold & Minerals, Inc. ("G&M"), a private Arizona-based mining company, for approximately 8.9% of the outstanding shares of TSIN. Since the purchase consideration for the RFID tracking technology was Alanco stock (both a fixed number of shares to be paid at closing and a significant contingent payout based on TSI operating results) the Company recorded an asset impairment charge of $2.1 million to reduce the investment valuation to approximately $375,000, the estimated value of 8.9% of the shares to be issued to TSIN at closing, the only shares guaranteed to be issued.

RECENT BUSINESS DEVELOPMENTS

         In July 2002, the Company's wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation created to record the acquisition, ("TSI"), announced that the TSI PRISM(TM) wireless prison safety and inmate tracking system had successfully completed a comprehensive, 90-day testing program conducted by the California Department of Corrections ("CDC"). The CDC test report concluded: "During the 90-day test period, multiple tests of the operational features of the TSI PRISM(TM) system's hardware and software were conducted. The system and all the related components passed all protocols during the entire test period."

DESCRIPTION OF BUSINESS

RFID TRACKING SEGMENT

         During December 2001, the Company announced an agreement to acquire the operations of Technology Systems International, Inc. (TSIN), developer of the proprietary TSI PRISM(TM) wireless RFID tracking technology utilized primarily in correctional facilities security management and personnel monitoring. The acquisition was effected by the issuance of Alanco stock to purchase TSIN's assets and assumption of specific TSIN liabilities. The all-stock transaction was approved at a May 14, 2002 Special Shareholders Meeting, which authorized the stock issuance. The transaction's effective closing date was June 1, 2002. See footnote 14 to the Consolidated Financial Statements for further discussion of the TSI acquisition.

         TSIN had recently completed a seven-year development program, investing over $17 million into research and development of the TSI PRISM(TM) technology, including test installation sites. Commencing a national sales program in fiscal year 2001, TSIN completed the installation of its first $1 million commercial installation at a Midwest prison facility in May 2002. By June 30, 2002, the TSI operations (both under TSIN and TSI) had received approximately $5 million in contracts, of which approximately $1 million had been completed prior to the June acquisition, and at fiscal year-end had a firm contract backlog of approximately $3.8 million.

         Marketing. TSI markets its TSI PRISM(TM) RFID tracking system primarily in the United States, through independent sales representatives and Company direct sales representatives. The primary focus of the marketing effort has been on the domestic correctional facilities market.

         Raw Materials. The RFID tracking segment utilizes numerous domestic subcontractors for materials and parts used to manufacture its products. Due to historical relationships and the advantage of volume manufacturing, one domestic supplier represented approximately 28% of TSI's purchases for the twelve-month period ending June 30, 2002. The Company anticipates concentration of vendor purchases during the current fiscal year; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

         Competitive Conditions. The TSI PRISM(TM) is the only known wireless RFID tracking technology currently available to the correctional facilities market. There are other companies attempting to introduce area location and monitoring technologies in the correctional facilities market, offering an area or zone detection system, which are not capable of providing continuous real-time tracking.

         Employees. As of June 30, 2002, the Company's RFID tracking segment employed fifteen full-time employees.

         Seasonality of Business. Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to governmental customers that may be affected by annual budget schedules and economic conditions.

         Dependence Upon Key Customers. The RFID tracking segment is in an early stage of commercial market development, commencing national sales efforts in fiscal year 2001. During the twelve months ended June 30, 2002, substantially all revenues recognized were generated in the final three months from one customer, a Midwestern state government. The Company anticipates that as market penetration of its TSI PRISM(TM) technology accelerates, the Company will have numerous customers.

         Backlog Orders. The Company operates using order contracts that it considers to be firm and non-cancelable. Under this method, the Company has unfulfilled contracts as of June 30, 2002 of approximately $3.8 million.

         Research & Development. TSI estimated that the TSI operation spent approximately $250,000 in research and development expenditures in the twelve months ended June 30, 2002.

COMPUTER DATA STORAGE SEGMENT

         The Company's Computer Data Storage Segment consists primarily of two separate entities, Arraid, Inc. ("Arraid") and Excel/Meridian Data, Inc. ("Excel"). Phoenix, Arizona-based Arraid, manufacturer of legacy computer data storage solutions, was acquired effective October, 1999. Excel, a Dallas, Texas-based provider of data storage networking products and services, was acquired effective June, 2000.

         The Company expanded into the Storage Area Network (SAN) market during fiscal year 2000 with the formation of SanOne, Inc. ("SanOne"). Due to significant operating losses incurred by SanOne in both fiscal year 2001 and 2002, the SanOne business was closed and the subsidiary substantially liquidated during the current fiscal year.

         The Company acquired, in August 2001, the assets and technology of Microtest, Inc.'s FileZerver Network Attached Storage (NAS) business. FileZerver products are sold to manufacturers and integrators worldwide, including Excel, who manufactures and markets a NAS product line that incorporates the FileZerver technology. The FileZerver operation is located with Arraid, Inc. in Phoenix, Arizona.

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

         Excel is a manufacturer and marketer of data storage networking products and is recognized as a leading provider of optical storage devices, such as CD/DVD-ROM servers. Excel also markets a Network Attached Storage ("NAS") product line incorporating the FileZerver product.

         During fiscal year ended June 30, 2002, the Company reviewed goodwill and other recorded intangible assets in compliance with the Company's policy to determine appropriateness of valuation and presentation of those assets based upon anticipated cash flow. As a result of that review, the company reduced the carrying values of goodwill and other intangible assets related to the data storage segment by recording an asset impairment charge of $1.39 million.

         Marketing. Arraid markets legacy storage solutions nationally and internationally through company sales representatives and independent distributors. Excel markets optical storage and NAS products, primarily in the United States, through national advertising, telemarketing and company sales representatives.

         Raw Materials. The computer data storage operations have numerous domestic sources for materials and parts used to manufacture their products. For fiscal year 2002, no supplier provided 10% or more of the Company's data storage material and parts purchases. The Company believes that it has an adequate supply of materials and parts and does not foresee any significant shortages or substantial price increases that cannot be passed on to the customers. For fiscal year 2001, one supplier represented approximately 10.6% of the Company's material and parts purchases.

         Competitive Conditions. There are numerous competitors in the computer data storage market, with no company dominating the market. Arraid principally provides a unique storage solution to a limited market with minimal direct competitors. Excel competes with many established companies in the general storage market and many of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunities to address customers' various information storage requirements than the Company. The Company also competes with many smaller, less established companies in specific storage product segments. Some of these companies may have earlier access to new technologies or products than the Company. The announcement or introduction of new products and/or implementation of effective marketing strategies by its competitors may materially adversely affect the Company's business.

         Employees. As of June 30, 2002, the Company's computer data storage business employed thirty-five full-time employees and one part-time employee.

         Seasonality of Business. Computer data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases can be significantly affected by budget restraints and economic conditions.

         Dependence Upon Key Customers. During fiscal years ended June 30, 2002 and 2001, no customer accounted for more than 10% of revenues.

         Backlog Orders. The Company operates using customer purchase orders that in some cases may not be considered firm and non-cancelable. Methods of defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

         Research & Development. The Company estimates it spent approximately $150,000 and $250,000 in research and development expenditures in fiscal years 2002 and 2001, respectively.

DISCONTINUED OPERATIONS

         The Company's continuing operations for the fiscal year 2002 are limited to the RFID Tracking segment and Computer Data Storage segment discussed above. Pollution Control Products, Restaurant Equipment, and Mining segments are reported as "discontinued operations" for both the current and prior fiscal years.

         During the prior fiscal year, the Company completed the sale of its subsidiary, Alanco Environmental Technologies (Beijing) Co., Ltd., and the patents related to Charged Dry Sorbent Injection (CDSI) technology to a private New Jersey corporation. The sales proceeds consist of cash and notes receivable through 2004. $252,000 of the projected gain was recognized during the fiscal year ended June 30, 2001 with the balance of the gain deferred and netted against the note receivable until payment is received. See note 3 to the Consolidated Financial Statements for further discussion of notes receivable related to the sale of the CDSI technology. The transaction completed the sale of the Company's remaining Pollution Control Products assets.

         At June 30, 2002 and 2001 all of the pollution control products and mining assets had been sold. Assets classified at year-end on the Company's balance sheet as "net assets held for sale" consist of the remaining Restaurant Equipment segment assets, which are valued at the lower of cost or net realizable value.

ITEM 2. PROPERTIES

         The Company's corporate office and the TSI operation are located in an approximate 9,300 square foot leased facility in Scottsdale, Arizona. The current lease expires on December 31, 2007.

         Arraid is currently located in a 7,500 square foot leased office/manufacturing building located in Phoenix, Arizona. Arraid had been located in the building prior to its acquisition by Alanco under a lease that expired on October 31, 2001. The Company is currently on a month-to-month lease and is in discussions to extend the lease. This facility is partially owned by officers of Arraid.

         During fiscal year 2001, Excel/Meridian Data, Inc. entered into an office/manufacturing space lease for 11,328 square feet in Carrollton, Texas. The five-year lease expires March 15, 2006.

         Mining Claim Properties. The Company's only remaining mining interest consists of a small milling site known as the Tombstone metallurgical facility or mill site located in Cochise County, Arizona. At June 30, 2002, management is in the process of permanently closing the site under a plan approved by the Bureau of Land Management ("BLM") and believes any net costs associated with the site will be minimal.

         During the first quarter of fiscal year 2000, the Company exchanged its principal mining property, the C.O.D. mine located near Kingman, Arizona, with Gold & Minerals, Inc. ("G&M") for $4.5 million of G&M Series A, 10% Cumulative, Convertible Preferred Stock, which is recorded as investments on the June 30, 2001 balance sheet. During the current fiscal year the investment in Gold & Minerals was exchanged for approximately 8.9% of the outstanding stock of TSIN, whose assets were acquired by the Company effective June 1, 2002, resulting in an asset impairment charge of $2.1 million recorded in the third quarter of the current fiscal year. See Footnote 2 to the accompanying financial statements.

         Environmental Disclosure. There are numerous federal and state laws and regulations relating to environmental protection that have direct application to mining, milling and mineralized material processing operations. The more significant of these laws deals with mined land reclamation and wastewater discharge from such operations. Expenditures during fiscal years 2002 and 2001 related to environmental regulations amounted to less than $10,000.

         The Tombstone Metallurgical Facility is located on federal lands that are administered by the BLM and requires limited environmental and/or surface reclamation. The mill site facility was constructed in the 1970's when no permitting was required from the BLM. The Company believes it has complied with all regulations, as they existed. There can be no assurance that environmental problems will not be discovered in the future; however, the Company is not currently aware of any material environmental claim or violation. At present, the mill site has been dismantled and cleaned up in exchange for the building material and equipment salvage value. A closure plan for the site has been approved by BLM and is currently being implemented.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently a party in any litigation. However, the Company has received written communications from a shareholder of Technology Systems International, Inc., a Nevada corporation, from which the Company acquired its RFID operations effective June 1, 2002, which indicates dissatisfaction with the earn-out formula set forth in the acquisition agreement and requests various modifications. If the shareholder were to pursue any legal action against the Company in this matter, the Company is confident it will prevail.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Shareholders' Meeting was held at the Company's offices in Scottsdale, Arizona, on May 14, 2002, for the purpose of considering three proposals related to the acquisition of the operations of Technology Systems International, Inc. (TSIN) ("Acquisition"). The Company's Definitive Proxy Statement, outlining details of the proposals, was filed with the SEC on April 22, 2002. The following proposals were voted upon by 5,809,558 shares, or 57% of the shares eligible to voted, constituting a quorum.

(1)  APPROVAL OF AN AMENDMENT TO ARTICLE IV OF ALANCO'S ARTICLES OF
     INCORPORATION.

     The proposal amended Article IV of Alanco's Articles of Incorporation wherein the authorized capital stock of the Corporation shall consist of Seventy-Five Million (75,000,000) shares of Class A Common Stock, each entitled to one vote per share, Twenty-Five Million (25,000,000) shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share, and Twenty-Five Million (25,000,000) shares of Preferred Stock, the voting and other rights of which may be determined by Alanco's Board of Directors.

     For:  5,754,165 Against:  48,800  Abstain:  6,593   % For:     99%

(2) APPROVAL OF THE ISSUANCE OF SHARES OF ALANCO'S CLASS A AND CLASS B COMMON STOCK IN CONNECTION WITH THE ACQUISITION OF THE OPERATIONS OF TSIN

     The proposal related to the acquisition of the TSI RFID monitoring business by Alanco's purchase of substantially all of the assets and the assumption of specified liabilities of TSIN through the issuance of shares of Alanco's Class A and Class B common stock to TSIN.

     For:  5,779,397 Against:  24,822     ain:  5,339    % For:     99%

(3) APPROVAL OF THE ISSUANCE OF UP TO 75,000 SHARES OF ALANCO'S SERIES B CONVERTIBLE PREFERRED STOCK IN SUPPORT OF THE TSI ACQUISITION AND SUBSEQUENT WORKING CAPITAL REQUIREMENTS OF THE COMPANY.

     The proposal related to the issuance of up to 75,000 shares of Alanco's Series B Convertible Preferred Stock in support of the Acquisition and subsequent working capital requirements of the Company.

     For:  5,781,492 Against:  22,723  Abstain:  5,343    % For:    99%

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

         Alanco's common stock is traded on the NASDAQ Small Cap Market under the symbol "ALAN."

         The following table sets forth high and low sale prices for each fiscal quarter for the last two fiscal years. Such quotations represent inter-dealer price without retail mark-ups, markdowns, or commissions and, accordingly, may not represent actual transactions.

                                Fiscal 2002                 Fiscal 2001
    Quarter Ended             High         Low            High         Low
-----------------------   -------------------------   -------------------------
     September 30            $1.25        $0.64          $2.63        $1.59
     December 31             $0.95        $0.63          $1.87        $0.50
       March 31              $0.89        $0.45          $3.12        $1.00
       June 30               $0.80        $0.40          $1.73        $1.06

         As of June 30, 2002, Alanco had approximately 1,800 holders of record of its Class A Common Stock. This does not include beneficial owners holding shares in street name.

         During the fiscal year ended June 30, 2002, the Company issued 8,839,200 shares of its unregistered, restricted Class A common stock to accredited investors. Of those shares, 7,000,000 were issued in connection with the acquisition of TSI operations in May 2002, (including 1,000,000 shares issued to convert debt to equity. See Footnote 14 - Acquisition for additional discussion); 1,480,000 were issued in connection with a private offering in December 2001 and January 2002; and 250,000 were issued in connection with a private offering by the Company in May 2002. The balance of 109,200 shares was issued for services rendered. The shares issued for services were valued at fair market value based on the average closing price for ten consecutive trading days at which the stock was listed in the NASDAQ quotation system, ending on the day prior to the date on which the service agreement was reached.

         Alanco has paid no common stock cash dividends and has no current plans to do so.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

         The following management discussion and analysis of financial condition contains statements that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements. Such forward-looking statements are inherently uncertain, and the actual results may differ from management's expectations.

Results of Operations

         In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues for fiscal years ended June 30, 2002 and 2001 to its operations recorded as continuing operations. Revenues from its Computer Data Storage segment and its RFID Tracking segment, subsequent to the acquisition of TSI, are reported for the current fiscal year, while only revenue for the Data Storage segment is reported for fiscal year 2001.

                                         SELECTED SEGMENT OPERATING RESULTS

                                       Data           RFID
                                     Storage       Technology     Corporate       Total
                                  -------------  -------------  -------------  -------------
Fiscal Year 2002
Revenue from External Customers   $  5,297,900   $     70,300   $      N/A     $  5,368,200
    Cost of Goods Sold               3,044,700         52,900          N/A        3,097,600
                                  -------------  -------------  -------------  -------------
Gross Profit                         2,253,200         17,400          N/A        2,270,600
                                  -------------  -------------  -------------  -------------
Segment Loss
   Segment Operating Loss           (2,753,100)     (111,400)     (2,867,800)    (5,732,300)
   Interest Income                        --            --            95,400         95,400
   Interest expense                       --            --           (82,600)       (82,600)
   Other                                 1,200          --              --            1,200
                                  -------------  -------------  -------------  -------------
Loss from Continuing Operations   $ (2,751,900)  $  (111,400)   $ (2,855,000)  $ (5,718,300)
                                  =============  =============  =============  =============

Accounts Receivable               $    600,100   $   181,400    $       --     $    781,500
                                  -------------  -------------  -------------   ------------
Inventory                         $    999,200   $   257,200    $       --     $  1,256,400
                                  -------------  -------------  -------------  -------------

Fiscal Year 2001
Revenue from External Customers   $  9,135,300   $     N/A      $      N/A     $  9,135,300
     Cost of Goods Sold              5,426,800         N/A             N/A        5,426,800
                                  -------------  -------------  -------------  -------------
Gross Profit                         3,708,500         N/A             N/A        3,708,500
                                  -------------  -------------  -------------  -------------
Segment Loss
   Segment Operating Loss           (2,258,600)        N/A        (1,005,200)    (3,263,800)
   Interest Income                        --           N/A            86,100         86,100
   Interest expense                       --           N/A           (58,300)       (58,300)
   Other                                  (800)        N/A              --             (800)
                                  -------------  -------------  -------------  -------------
Loss from Continuing Operations   $ (2,259,400)  $     N/A      $   (977,400)  $  3,236,800)
                                  =============  =============  =============  =============

Accounts Receivable               $  1,163,700   $     N/A      $     45,700   $  1,209,400
                                  -------------  -------------  -------------  -------------
Inventory                         $  1,218,500   $     N/A      $       --     $  1,218,500
                                  -------------  -------------  -------------  -------------


         Revenues for fiscal year 2002 were $5,368,200, a decrease of 41.2% when compared to $9,135,300 for fiscal year 2001. Fiscal year 2002 revenues include $70,300 from the RFID tracking operations acquired effective June 1, 2002. The decrease in the Data Storage segment revenue was $3,837,400, a 42% decrease when compared to the $9,135,300 reported for the prior fiscal year. The decrease in Data Storage segment revenue was the result of continued weak demand for data storage products as companies reduced and delayed technology expenditures in reaction to economic conditions.

         Gross Profit for fiscal year 2002 was $2.27 million, or 42.3% of sales, compared to $3.71 million, or 40.6% of sales for the prior year. The decrease in gross profit dollars of $1,437,900, or 38.8% when compared to the prior year, was due to decreases in revenues as a result of weak demand for data storage products. The Data Storage segment increase in gross margin from 40.6% in fiscal year 2001 to 42.5% in the current fiscal year was due to the closure of the SanOne operations, which achieved lower gross margins due to competitive conditions, and other changes in the mix of data storage products sold. The 24.8% gross margin in the RFID Technology segment should improve significantly in the current fiscal year as projected volume efficiencies are realized and new technology improvements are adopted.

         Selling, general and administrative expenses for the year ended June 30, 2002 decreased to $4.5 million, a decrease of $2.46 million, or 35.3%, when compared to the previous year's selling, general and administrative expenses of $6.97 million. The expense reduction resulted from cost cutting policies adopted during the year in corporate and the Data Storage segment, including the closure and substantial liquidation of the SanOne operations, a subsidiary operating in the Storage Area Network (SAN) market.

         The loss from continuing operations for the fiscal year ended June 30, 2002 was $5,718,300, or $.57 per share, compared to a loss of $3,236,800, or $.48 per share, for the prior fiscal year. The current year's Data Storage loss from continuing operations includes $1.389 million in non-cash asset impairment charges to write down the value of goodwill and other intangible assets. The write-downs relate to management's reduced estimation of the value of goodwill and other intangible assets and is in compliance with the Company's policy of annually reviewing intangible asset values to determine appropriateness of valuation and presentation. Excluding the asset impairment charge, the Data Storage segment loss from continuing operations would be $1,362,900, a decrease of $896,500, or 39.7% when compared to the previous fiscal year loss.

         The Corporate segment loss from continuing operations includes a $2.1 million asset impairment charge, recorded in the third fiscal quarter, related to a write-down of the Company's Gold and Minerals, Inc. ("G&M") investment that was exchanged for 8.9% of the outstanding shares of TSIN, a transaction that is more fully discussed in the notes to the financial statements. Excluding the asset impairment charge, Corporate segment expenses were $755,000, a reduction of $222,400, or 22.8%, compared to the corporate segment expenses in the prior fiscal year of $977,400.

         Fiscal year 2002 interest income, net of interest expense, was $12,800 compared to net interest income of $27,800 for the previous year. The decrease in net interest income resulted primarily from an increase in interest expense related to the Company's borrowings under its line of credit agreements.

         The Consolidated Statement of Operations for fiscal year 2002 reflects a loss from discontinued operations of $292,900, or $.03 per share, compared to income from discontinued operations in the prior year of $242,300, or $.04 per share. Income from discontinued operations for fiscal year 2002 includes an asset impairment charge related to restaurant equipment assets held for sale of $300,000, management's estimate of the charge necessary to reduce the restaurant equipment assets to net realizable value at year end, and operating income of $7,100. The prior year income from discontinued operations included a gain on sale of pollution control assets of $252,000 and operating losses of $9,700.

         Preferred stock dividends for the year ended June 30, 2002 amounted to $6,300, compared to preferred stock dividends of $142,100 for the prior year, a decrease of $135,800. The fiscal year 2001 dividends related to preferred stock that had been outstanding during most of fiscal year 2001 and converted into common stock during the fourth quarter. The preferred stock dividends for the current year related to preferred stock that was approved by shareholders at a May 14, 2002 Special Shareholders' Meeting and issued prior to year-end. See footnote 12 - Shareholders' Equity for additional discussion of preferred stock transactions.

         Consolidated net loss attributable to common stockholders for fiscal year ended June 30, 2002 was $6,017,500, or $.60 per share, an increase in per share net loss of 30.4% when compared to a net loss of $3,136,600, or $.46 per share, for the prior year.

         Net cash used in operating activities for the current fiscal year end was $1,246,200, compared with net cash used in operating activities for the prior fiscal year of $3,144,400. The decrease in cash used in operations resulted primarily from the Company's reduced cash losses from continuing operations. In addition, decreases in accounts receivable and inventory in the Data Storage segment for the current year resulted in increased cash flow, while an inventory increase in the prior year reduced cash flow. See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flow.

         Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

         At June 30, 2002, the Company's current assets exceeded current liabilities by $417,300, resulting in a current ratio of 1.21 to 1. At June 30, 2001, the Company's current assets exceeded current liabilities by $1,085,900, reflecting a current ratio of 1.51 to 1. The reduction in current ratio was due primarily to increased borrowing under the Company's credit line to fund operating losses incurred and assumed accounts payable relative to the TSI acquisition that was effective on June 1, 2002.

         Accounts receivable of $781,500 at June 30, 2002, reflects a decrease of $427,900, or 35.4%, from the $1,209,400 reported as consolidated accounts receivables at the end of fiscal year 2001. $181,400, or 23.2% of the current fiscal year end balance, was from the RFID Technology segment, an operation acquired effective June 1, 2002. Excluding the RFID Technology segment, accounts receivable at fiscal year end for the Data Storage segment amounted to $600,100, a 48.4% decrease compared to $1,163,700 at June 30, 2001. The Data Storage segment accounts receivable balance at June 30, 2002 represented forty-one day's sales in receivables compared to forty-six days at fiscal year end 2001.

         Consolidated inventories at June 30, 2002 amounted to $1,256,400 compared to $1,218,500 at the end of the prior fiscal year. Included in the current fiscal year end balance is $257,200 of inventory for the RFID Technology segment, a newly acquired operation discussed above. Reflecting only the Data Storage segment, inventories at year end amounted to $999,200, a decrease of 18.0% when compared to the $1,163,700 inventory balance of the Data Storage segment at June 30, 2001. The June 30, 2002 Data Storage segment inventory balance reflects an inventory turnover of 3.05 compared to 4.45 for the inventory balance at June 30, 2001. The increase in Data Storage segment inventory balances relative to revenues reflects the segment's inability to proportionately reduce inventory balances during the year as revenues decreased from prior year levels.

         The Company's cash position at June 30, 2002 was $328,400, compared to $81,000 at the end of the prior fiscal year. The increase in the Company's cash position at June 30, 2002 resulted from additional borrowing prior to year-end that was subsequently used for normal operating activities of the Company.

         Cash flows from investing activities include collection of notes receivable during the year of $430,700, compared to $2,940,000 for the previous year. The decrease was due to significant payment received during the previous year related to the sale of Pollution Control assets. Cash used to purchase property, plant and equipment in fiscal year 2002 was $174,100, compared to $146,800 in the prior year. The $174,100 does not include property, plant and equipment acquired via the TSI acquisition that was effective June 1, 2002 in an all-stock transaction. Cash used in investing activities also includes $559,100 of interim funding for the TSIN operation prior to the acquisition effective closing date of June 1, 2002. See footnote 14 - Acquisition for additional discussion of the TSI acquisition.

         Net cash provided by financing activities, including advances from borrowings, amounted to $2,620,500 during the year, compared to $885,700 in advances from borrowing during the prior year. Repayments of borrowing and capital leases during the year amounted to $2,747,300, compared to $1,118,100 during the prior fiscal year. In addition, proceeds from the sale of stock, collection of subscription receivables, and exercise of stock options amounted to $2,067,500, compared to $154,800 raised during the previous year.

         The Company had a $1,000,000 line of credit balance at June 30, 2002 under a $1.3 million line of credit agreement with a private trust entered into in June of 2002. The secured line of credit is based upon accounts receivable and inventory values and has an interest rate of prime plus 4%. Under the line of credit agreement, the Company must maintain a balance due under the line of at least $500,000 through December 31, 2003. Due to the $500,000 balance requirement and the December 2003 expiration date, the $500,000 minimum balance is presented at June 30, 2002 as long-term notes payable - bank. At June 30, 2002, $300,000 was available under the line of credit agreement.

         During fiscal year ended June 30, 2001, the Company had a $1.5 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 1.25%. The line of credit agreement formula was based upon current asset values and was used to finance acquisitions and working capital. At June 30, 2001 the Company had drawn $885,600 under the line of credit, which expired December 28, 2001. The amount drawn under the line of credit was paid prior to the December 28th expiration of the agreement.

         The Company believes that additional cash resources will be required for working capital to achieve planned operating results for fiscal year 2003 and anticipates raising capital through additional borrowing or sale of stock. The additional capital will supplement the projected cash flow from operations and the line of credit agreement in place at June 30, 2002. If the Company were unable to raise the required additional capital, it may materially affect the ability of the company to achieve its financial plans.

Product and Environmental Contingencies

         The Company is not aware of any material liabilities, either product or environmental related. Expenditures during the year related to environmental regulations amounted to less than $10, 000. Also refer to the environmental disclosure section of the mining properties segment under Item 2.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements.

Index to Financial Statements

                                                                        Page
Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . .10

Consolidated Balance Sheets For the Years Ended
         June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . .11

Consolidated Statements of Operations For the Years Ended
         June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . 13

Consolidated Statement of Changes in Shareholders' Equity
         For the Years Ended June 30,2002 and 2001. . . . . . . . . . . . 14

Consolidated Statements of Cash Flows For the Years Ended
         June 30, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . .15

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .17

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies,Inc.and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and preferred stock, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standardsgenerally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AlancoTechnologies, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of its operations, changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple & Cooper LLP
Certified Public Accountants

Phoenix, Arizona
September 27, 2002

                              CONSOLIDATED BALANCE SHEETS
                                   AS OF JUNE 30,
ASSETS

                                                      2002            2001
                                                 -------------    -------------
CURRENT ASSETS
      Cash                                       $    328,400     $     81,000
      Accounts receivable, net                        781,500        1,209,400
      Subscriptions receivable                          --             563,500
      Notes receivable, net                             --              87,800
      Inventories                                   1,256,400        1,218,500
      Prepaid expenses and other                       79,000           70,500
                                                 -------------    -------------
           Total current assets                     2,445,300        3,230,700
                                                 -------------    -------------

PROPERTY, PLANT AND EQUIPMENT, NET                    500,100          496,000
                                                 -------------    -------------
OTHER ASSETS
      Goodwill, net                                 5,318,400        1,420,400
      Patents and manufacturing licenses, net         541,700            --
      Software development, net                       590,000            --
      Long-term notes receivable, net                 194,200          588,100
      Investment at lower of cost or market             --           2,475,200
      Net assets held for sale                        272,600          603,300
                                                 -------------    -------------
           Total other assets                       6,916,900        5,087,000
                                                 -------------    -------------
TOTAL ASSETS                                     $  9,862,300     $  8,813,700
                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                              CONSOLIDATED BALANCE SHEETS
                                     AS OF JUNE 30,
                                      (Continued)

 LIABILITIES AND SHAREHOLDERS EQUITY

 CURRENT LIABILITIES

                                                      2002             2001
                                                 -------------    -------------
      Accounts payable & accruals                $  1,356,400     $  1,010,600
      Credit line                                     500,000          885,600
      Capital Lease Obligations, current portion       20,200            --
      Notes payable, current                           81,700          248,600
      Deferred revenue, current                        69,700            --
                                                 -------------    -------------
          Total Current Liabilities                 2,028,000        2,144,800

LONG TERM LIABILITIES
      Capital lease obligation, long term              30,500            --
      Notes payable, long term                      1,174,600            --
      Deferred revenue, long term                      85,600            --
                                                 -------------    -------------

TOTAL LIABILITIES                                   3,318,700        2,144,800
                                                 -------------    -------------
PREFERRED STOCK
     Preferred stock; 25,000,000 shares
     authorized, of which 50,600 and
     none of Series B were issued and outstanding
     at June 30, 2002 and 2001 respectively           493,600            --
                                                 -------------    -------------         .
SHAREHOLDERS' EQUITY
     Class A Common Stock, 75,000,000 shares
     authorized; 17,515,600 and 8,740,300
     shares issued, and 17,015,600 and
     8,720,300 outstanding at June 30,
     2002 and 2001, respectively.                  63,386,700       57,653,000

     Class B Common Stock, 25,000,000 shares
     authorized, none outstanding at June
     30, 2002 and 2001, respectively                --               --

     Treasury Stock, at cost                         (375,100)         (40,000)
     Accumulated deficit                          (56,961,600)     (50,944,100)
                                                 -------------    -------------

          Total shareholders' equity                6,050,000        6,668,900
                                                 -------------    -------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $  9,862,300     $  8,813,700
                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED JUNE 30,
                                                      2002             2001
                                                 -------------    -------------
NET SALES                                        $  5,368,200     $  9,135,300

     Cost of goods sold                             3,097,600        5,426,800
                                                 -------------    -------------

GROSS PROFIT                                        2,270,600        3,708,500

     Selling, general and administrative            4,513,900        6,972,300
     Impairment of intangible assets                1,389,000            --
     Impairment of investments                      2,100,000            --
                                                 -------------    -------------
OPERATING LOSS                                     (5,732,300)      (3,263,800)

OTHER INCOME & EXPENSES
     Interest income                                   95,400           86,100
     Interest expense                                 (82,600)         (58,300)
     Other income, net                                  1,200            (800)
                                                 -------------    -------------
LOSS FROM CONTINUING OPERATONS                     (5,718,300)      (3,236,800)
                                                 -------------    -------------

DISCONTINUED OPERATIONS
     Operating income (loss)- discontinued
        operations                                      7,100           (9,700)
     Gain-sale of discontinued operations assets        --             252,000
     Impairment of assets held for sale              (300,000)           --
                                                 -------------    -------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS           (292,900)         242,300
                                                 -------------    -------------

LOSS FROM OPERATIONS                               (6,011,200)      (2,994,500)

     Preferred stock dividend                          (6,300)        (142,100)
                                                 -------------    -------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS     $ (6,017,500)    $ (3,136,600)
                                                 =============    =============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED

          - Continuing operation                 $      (0.57)    $      (0.48)
                                                 =============    =============
          - Discontinued operations              $      (0.03)    $       0.04
                                                 =============    =============
          - Preferred stock dividend             $      (0.00)    $      (0.02)
                                                 =============    =============
          - Net loss attributable to common
            shareholders                         $      (0.60)    $      (0.46)
                                                 =============    =============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          9,958,572        6,787,900
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements


                         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY & PREFERRED STOCK
                                         FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                     COMMON STOCK            PREFERRED STOCK              TREASURY STOCK ACCUMULATED
                                  SHARES       AMOUNT      SHARES       AMOUNT   SHARES        AMOUNT      DEFICIT       TOTAL

Balances, June 30, 2000         6,762,300  $ 55,738,300    260,000  $  1,040,000    --     $     --    $(47,807,500) $  8,970,800

  Stock issued for services        14,800        14,300       --          --        --           --            --          14,300
  Exercise of options              61,800        44,500       --          --        --           --            --          44,500
  Purchase of treasury stock         --            --         --          --      20,000      (40,000)         --         (40,000)
  Preferred stock issued             --            --       10,000       40,000     --           --            --          40,000
  Preferred stock dividends          --            --       35,500      142,100     --           --            --         142,100
  Conversion of preferred stock 1,901,400     1,855,900   (305,500)  (1,222,100)    --           --            --         633,800
  Net loss                           --            --         --          --        --           --      (3,136,600)   (3,136,600)
                               ----------- -------------  --------- ------------ --------  ----------- ------------- -------------
Balances,  June 30, 2001        8,740,300  $ 57,653,000       --    $     --      20,000   $  (40,000) $(50,944,100) $  6,668,900

  Stock issued for services        92,700        55,700       --          --        --          --             --          55,700
  Purchase of treasury stock         --            --         --          --     523,900     (399,100)         --        (399,100)
  Cancellation of treasury
    stock                         (43,900)      (64,000)                         (43,900)      64,000          --            --
  Preferred stock issued             --            --       50,000      487,300     --           --            --         487,300
  Preferred stock dividends          --            --          600        6,300     --           --            --           6,300
  Shares issued for acquisition 6,000,000     3,810,000       --          --        --           --            --       3,810,000
  Shares issued for debt        1,016,500       966,500       --          --        --           --            --         966,500
  Private offerings             1,730,000     1,050,800       --          --        --           --            --       1,050,800
  Other                           (20,000)      (51,200)      --          --        --           --            --         (85,300)
  Net loss                           --            --         --          --        --           --      (6,017,500)   (6,017,500)
Balances, June 30, 2002        17,515,600    63,386,700     50,600      493,600  500,000     (375,100)   (56,961,700    6,543,500
                               ----------- -------------  --------- ------------ --------  ----------- ------------- -------------
  Less preferred stock presented
    above equity line                --            --      (50,600)    (493,600)    --           --            --        (493,600)
                               ----------- -------------  --------- ------------ --------  ----------- ------------- -------------
Balances, June 30, 2002         7,515,600  $ 63,386,700       --    $     --     500,000   $ (375,100) $ 56,961,600) $  6,050,000
                               =========== =============  ========= ============ ========  =========== ============= =============


The accompanying notes are an integral part of these consolidated financial statements


                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE FISCAL YEARS ENDED JUNE 30,
                                                      2002             2001
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                   $  6,011,300)    $ (2,994,500)
          (Income)loss from discontinued
            operations                                292,900         (242,300)
                                                 -------------    -------------
      Net loss attributable to continuing
          operations                                5,718,400)      (3,236,800)
      Adjustments to reconcile net income to net
          Cash used in operating activities:
          Depreciation and amortization               279,800          417,100
          Impairment of Intangible Assets           1,389,000            --
          Impairment of Investment                  2,100,000            --
          Stock issued for services                    55,700           14,300
          Write-off of fixed assets                    32,600            --
          Gain on sale - discontinued operations        --            (252,000)
      (Increase) decrease in:
          Accounts receivable                         765,800         (131,100)
          Inventory                                   344,400         (105,800)
          Prepaid expenses and other assets             4,800           (6,200)
      (Increase) decrease in:
          Accounts payable and accrued expenses      (473,300)         (86,200)
          Deferred revenue                            (62,300)           --
                                                 -------------    -------------
      Net cash used in continuing operations       (1,281,900)      (3,386,700)
          Income from discontinued operations           7,100          242,300
                                                 -------------    -------------
      Net cash used in operating activities        (1,274,800)      (3,144,400)
                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of notes receivable                  459,300        2,940,000
      Goodwill, acquisition                          (150,000)           --
      Proceeds on sale of assets                       11,200          260,000
      Purchase of property, plant and equipment      (174,100)        (146,800)
      Investments                                       --              (9,500)
      Proceeds on net assets held for sale             30,700           82,600
      Cash funding of TSI prior to acquisition       (559,100)           --
                                                 -------------    -------------
          activities                                 (382,000)       3,126,300
                                                 -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE FISCAL YEARS ENDED JUNE 30,
                              (Continued)
                                                      2002             2001
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on borrowings                         2,620,500          885,700
     Repayment on borrowings                       (2,747,300)      (1,118,100)
     Collection of subscription receivables           563,500            --
     Purchase of treasury stock                       (36,500)           --
     Proceeds from sale of preferred stock            487,300           40,000
     Proceeds from sale of common stock, net        1,016,700            --
     Net proceeds from conversion of preferred
          stock                                         --              70,300
     Proceeds from exercise of options                  --              44,500
                                                 -------------    -------------
     Net cash provided by (used in) financing
          activities                                1,904,200          (77,600)
                                                 -------------    -------------

NET DECREASE IN CASH                                  247,400          (95,700)

CASH AND CASH EQUIVALENTS, beginning of year           81,000          176,700
                                                 -------------    -------------

CASH AND CASH EQUIVALENTS, end of year           $    328,400     $     81,000
                                                 =============    =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

     Cash paid for interest                      $     82,700     $     58,300
                                                 =============    =============
     Non-cash activities:
          Value of stock issued for services     $     55,700     $     14,300
                                                 =============    =============
          Preferred stock dividend in kind       $      6,300     $    142,100
                                                 =============    =============
          Note received in sale of subsidiary    $      --        $  1,450,000
                                                 =============    =============
          Impairment of net assets held for sale $    300,000     $      --
                                                 =============    =============
          Impairment of intangible assets        $  1,389,000     $      --
                                                 =============    =============
          Impairment of investment property      $  2,100,000     $      --
                                                 =============    =============
          Transfers of equipment to inventory at
               net book value                    $    115,200     $      --
                                                 =============    =============
          Exchange of G&M investment for
               treasury stock                    $    375,200     $      --
                                                 =============    =============
          Cancellation of treasury shares        $     76,500     $      --
                                                 =============    =============
          Repayment of debt via termination of
              options                            $     51,000     $      --
                                                 =============    =============
          Stock issued for acquisition           $  3,810,000     $      --
                                                 =============    =============
          Conversion of debt to common stock     $    966,500     $      --
                                                 =============    =============
          Options issued in conjunction with
              credit line                        $     12,300     $      --
                                                 =============    =============
          Purchase of goodwill that is accrued at
              year-end                           $    104,200     $      --
                                                 =============    =============
          TSI Liabilities Assumed in excess of
              assets acquired                    $  1,124,600    $      --
                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements

 1.     NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

       During fiscal year 2000, the Company implemented a strategic plan to position itself as a provider of information technology. The plan was initiated by acquiring Arraid, Inc., a computer data storage company, initiating the roll-out of a multi-year Storage Area Network ("SAN") expansion plan, and acquiring a second computer data storage company, Excel/Meridian Data, Inc., effective June 1, 2000.

       Concurrently with the implementation of the strategic plan, the Company established a formal plan to sell the assets of all previously reported business segments. At June 30, 2002 and 2001, the Company had either sold the mining, pollution control product, and restaurant equipment assets or reclassified them as "net assets held for sale."

       During the fourth quarter of fiscal 2002 the Company continued its strategic plan to position itself as a provider of information technology with a newly acquired focus upon RFID (Radio Frequency Identification) tracking technology through the May 2002 acquisition of the operations of Technology Systems International, Inc. ("TSI") and its continued involvement in the data storage market through two wholly-owned subsidiaries: Arraid, Inc., a manufacturer of proprietary storage products to upgrade older "legacy" computer systems; and Excel/Meridian Data, Inc., a manufacturer of Network Attached Storage ("NAS") systems for mid-range organizations. During the year, the Company substantially liquidated, due to continued operating losses, SanOne, Inc., a wholly owned subsidiary that had been created to enter the Storage Area Network ("SAN") market. Therefore, fiscal year 2002 has continuing operations in both the Tracking Technology segment and in the Computer Data Storage segment. Fiscal year 2001 has continuing operations in only the Data Storage segment.

       Principles of Consolidation - The consolidated financial statements include the accounts of Alanco Technologies, Inc. and its subsidiaries, Technology Systems International, Inc., Arraid, Inc., Excel/Meridian Data, Inc., Fry Guy, Inc., SanOne, Inc., and NetZerver, Inc., for the period ended June 30, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $127,000 and $100,000 at June 30, 2002 and 2001, respectively.

       Subscriptions Receivable - Subscriptions receivable at June 30, 2001 represent receivables arising at the time of the conversion of the Company's preferred stock to common stock. All monies due were received prior to issuance of the financial statements for fiscal year 2001.

       Inventories - Inventories consist of purchased materials and parts, work-in-process, and finished goods. Inventories are stated at the lower of cost or market. Cost is calculated using the average-cost method for the Data Storage segment and first-in, first-out ("FIFO") for the RFID Tracking segment.

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

       Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable approximate fair value. (See note below for fair value discussion of intangible assets and investments.)

       Intangible Assets - Intangible assets consist of goodwill, the excess of purchase price over fair value of net assets acquired in connection with the acquisitions of its wholly owned subsidiaries, and other intangible assets, including cost of licenses, patents, developed software, etc. Prior to fiscal year 2002, goodwill was being amortized off over 15 years. Commencing in the current fiscal year, the Company adopted SFAS 142 and ceased amortizing goodwill balances over a specific period pursuant to SFAS 142. However, per Company policy, goodwill balances are reviewed at least annually to determine appropriateness of valuation and presentation based upon anticipated cash flows. See Impairment of Intangibles and Other Long-lived assets below for additional discussion of valuation for Intangible Assets. See acquisitions footnote 14 for information related to intangible assets.

       Investments - In fiscal year 2000, the Company exchanged its principal mining property known as the "COD mine" for convertible preferred stock in Gold and Minerals, Inc. ("G&M"), an Arizona-based mining company with mining assets in the Southwest. During the current fiscal year the investment was written down by $2.1 million and exchanged for approximately 8.9% of the outstanding shares of Technology Systems International, Inc. (TSIN) in a transaction related to the acquisition of the TSI operation in May 2002. See footnote 14 to the Consolidated Financial Statements for further discussion of the transaction.

       At June 30, 2001, the G&M Series A Preferred Stock was valued at cost and was convertible into a variable number of shares of G&M common stock determined by dividing the $4.5 million face value of the Preferred Stock (plus accrued "paid-in-kind" dividends) by the G&M share market price at time of conversion. The conversion assumed that G&M stock was publicly traded, a condition that has not been achieved by G&M.

       Net Assets Held For Sale - During fiscal 2000, the Company implemented a plan to divest all non-data storage assets and reinvest the proceeds into the Information Technology market. At June 30, 2002 and 2001, the "net assets held for sale" consisted of the remaining restaurant equipment assets, which value had been reduced during the fourth quarter of fiscal year 2002 by an asset impairment charge of $300,000. Discussions have been held with potential buyers for all remaining units; however, a firm acceptable offer has not as yet been received. The Company is continuing to sell the equipment in small quantities and believes the carrying value is supportable under the small unit sales. If it is determined the Company will not be able to sell the equipment in significant quantities to liquidate the assets in a reasonable period, the assets will be reclassified from discontinued operations. The "net assets held for sale" at June 30, 2002 and 2001 are valued at the lower of cost or market.

       Discontinued Operations - Discontinued operations consist of the remaining mining, restaurant equipment and pollution control operations. Based upon a formal plan of disposal adopted by management in fiscal year 2000, management concluded that income or loss from operations and any gain from the disposal of the segment assets should be reported separately from the Company's results of continuing operations. Therefore, the results of operations for the segments identified above, as well as the fiscal year 2001 gain on the sale of a substantial portion of the pollution control product assets, are presented as "Discontinued Operations" for the years ended June 30, 2002 and 2001, respectively.

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

       Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

       The Company makes significant assumptions concerning the realizability of its intangible assets, deferred tax assets, investments and assets held for sale. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that its estimates in connection with these items could be further materially revised within the next year.

       Impairment of Intangible and Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. During fiscal 2002, the Company recorded a $2.1 million asset impairment charge related to an investment in Gold & Minerals, Inc., a $1.389 million impairment charge related to goodwill and other intangible assets within the Computer Data Storage segment and a $300,000 asset impairment charge related to the restaurant equipment assets, classified as "assets held for sale" at June 30, 2002.

       Revenue Recognition - The Company recognizes revenue from computer data storage sales, net of anticipated returns, at the time products are shipped to customers, or at the time service is provided. Revenues from material long-term contracts (in excess of $250,000 and over a 90-day period) in both the computer data storage segment and the RFID tracking segment are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to costs and income, and are recognized in the period in which the revisions were determined.

       Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

       Foreign Currency Translation - The Company sold its only foreign entity, which had been classified as "net assets held for sale" at June 30, 2000, during the fiscal year 2001. The entity's functional currency was the U.S. dollar and all translations of monetary assets and liabilities occurred at year-end exchange rates. Non-monetary items were translated at historical rates. Income and expense amounts were translated at the average rates in effect during the year, except for depreciation, which is translated at historical rates. Gains or losses from changes in exchange rates were recognized in consolidated income in the year of occurrence. Foreign currency gains (losses) for the years ended June 30, 2002 and 2001 were not material.

       Income (Loss) Per Share - The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2002 and 2001, as the Company had losses from operations and therefore the effect of all potential common stock equivalents was antidilutive (reduces loss per share). Stock options representing 5,502,800 shares of Class A Common Stock were outstanding at year-end with exercise prices ranging between $0.43 and $6.16. The weighted average exercise price for all outstanding options was $1.02. Stock warrants representing 1,510,700 Class A Common Shares were outstanding at year-end with exercise prices ranging between $0.87 and $3.00. The weighted average exercise price was $1.11.

       Stock-Based Compensation - As permitted under the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

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

       During the current and prior fiscal years, no customer accounted for more than 10% of Company revenues. The largest customer represented 5.5% of revenues in fiscal year 2002 and 8% of revenues in fiscal year 2001. The largest accounts receivable balance at June 30, 2002 and 2001 represented 12.3% and 5.7% of consolidated accounts receivables, respectively.

       Segment Information - Disclosure About Segments of an Enterprise and Related Information, SFAS No. 131, defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified location and tracking technology and data storage as the continuing operating segments of the Company. All assets related to previously disclosed segments have either been sold during the year or have been classified as "net assets held for sale" at June 30, 2002.

       Pending Accounting Pronouncements - In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB"), Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

       The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The implementation of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

       In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," ("EITF No. 01-09"). EITF No. 01-09 requires recording certain consideration paid to distributors of the Company's products as a reduction of revenue. The Company adopted the provisions of EITF No. 01-09 effective January 1, 2002. The implementation of EITF No. 01-09 did not have a material effect on the Company's financial position and results of operations.

       FASB Statement #145, an amendment of FASB Statement No. 13, and Technical Corrections, is effective for fiscal years beginning after May 15, 2002. Under SFAS No.145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of the SFAS No.146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 will be effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No.146. Adopting the provisions of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

       Reclassification - Certain reclassifications have been made to conform fiscal 2001 financials to the presentation in fiscal 2002. The reclassifications had no effect on net income.

       Advertising Costs - Advertising costs are expensed as incurred. Advertising expense totaled $288,500 and $808,700 for the years ended June 30, 2002 and 2001, respectively.

 2.     LIQUIDITY

       The Company incurred significant losses during the current fiscal year and has experienced significant losses in prior years. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, it believes that its capital resources will be adequate to maintain and realize its business strategy. Should, however, the Company incur future losses or if additional working capital is not obtained through either long-term debt or equity capital, it could adversely affect future operations.

       At June 30, 2001, the end of the previous fiscal year, the Company reported an investment of approximately $2.5 million in Gold & Minerals, Inc. ("G&M"), a privately owned Arizona-based mining company. The investment was recorded when the Company sold (in fiscal year 2000) its principal mining asset to G&M in exchange for $4.5 million of G&M, 10% Convertible Preferred Stock. The Company recorded the investment at cost and stated, at that time, that there could be no assurance as to when the Company would be able to liquidate the investment, or as to what value the Company would receive upon liquidation. Furthermore, based on preliminary financial information the Company had received, G&M required additional financing to achieve planned production levels on its existing mine and there could be no assurance G&M would receive the required financing. If G&M was not able to develop the mining property or if ore reserves proved inadequate, the Company's investment could ultimately have minimal value.

       During fiscal year 2002, the status of the G&M investment had not materially changed and the Company is currently unaware of any significant change to the status of G&M.

       During the fourth quarter of fiscal 2002, the Company completed its exchange of its investment in G&M for approximately 8.9% of the outstanding shares of Technology Systems International, Inc., a Nevada corporation, the entity that owned the TSI asset acquired by the Company. Since the purchase consideration for the TSI operation (see Acquisition footnote 14) was (i) Alanco stock to be paid at closing and (ii) a contingent stock earn-out based upon future TSI operating results, the 8.9% investment in TSIN would result in a distribution to TSIN shareholders of the shares paid for the TSI operations at closing, plus the earn-out portion, if any. Since the only guaranteed Alanco shares were those issued at closing, the Company elected to adjust the carrying value of its G&M investment to an estimated value of 8.9% of only the guaranteed shares to be issued at closing. Future contingent shares were not considered. To adjust the investment carrying value, the Company recorded an asset impairment charge in the third quarter (when the exchange was agreed to) of $2.1 million against its investment, which reduced the carrying value of the investment to approximately $375,000.

3.     NOTES RECEIVABLE

       Notes receivable at June 30, 2002 and 2001 consisted of the following:

                                                      2002             2001
                                                 -------------    -------------
       Notes receivable - sale of assets         $  1,150,000     $  1,698,900
        Less deferred gain                           (967,700)        (967,700)
                                                 -------------    -------------
                                                      182,300          731,200
       Notes receivable - other                        21,900           69,700
                                                      204,200          800,900
                                                 -------------    -------------
       Less - allowance for uncollectible             (10,000)        (125,000)
                                                 -------------    -------------
          Net notes receivable                        194,200          675,900
       Less - current portion                           --             (87,800)
                                                 -------------    -------------
       Notes receivable - long-term              $    194,200     $    588,100
                                                 =============    =============

       At June 30, 2002, notes receivable - sale of assets consisted of notes receivable in the amount of $1.15 million related to the fiscal year 2001 sale of the remaining assets in the Pollution Control Products segment. The notes were issued by a privately owned New Jersey corporation and are payable through 2004, bear interest from 5% to 7% and are secured by: (i) the patents sold; and (ii) the personal guarantee of the principal stockholder of the New Jersey company. The debtor has paid interest on the notes totaling $53,200 during the current fiscal year, but has made no principal payments and is currently in default on the notes. The deferred gain presented above represents the unrecognized gain associated with the remaining $1.15 million note balance. Due to the current default status, the note balance is presented net of the unrecognized gain and the total amount due is classified as long term. The gain recognized in prior years was calculated based upon the payments received relative to the total estimated receipt less the pro rata costs of the assets sold. The Company believes the present value of the dollars to be received from the collection of these notes, and/or the liquidation of the assets securing the notes, exceed the net carryirng value of $182,300.

       Notes receivable - sale of assets at June 30, 2001 consist of the $1.15 million aforementioned, reduced by the deferred gain discussed above, and approximately $548,900 remaining balance associated with the sale of the Company's Pollution Control segment assets in the year ended June 30, 1999. The $548,900 remaining balance, bearing interest at prime plus 4%, was paid in full during the current fiscal year.

       At June 30, 2002, notes receivable - other consist of 2 notes from the former owners of Arraid that bear interest at a rate of 8% and are due upon demand, and a note from the former owner of Excel/Meridian. There is no assurance the Company will demand payment during the current fiscal year, therefore, the notes are classified as long-term.

       At June 30, 2001, notes receivable - other consist of a note receivable from Robert R. Kauffman, Chief Executive Officer, in the amount of $46,900 (see Note 10), and notes receivable from former Arraid and Excel/Meridian owners in the amount of $22,800.

4.     INVENTORIES

       Inventories consist of the following at June 30:

                                                      2002             2001
                                                 -------------    -------------
       Raw materials and purchased parts         $    613,300     $    297,800
       Work-in-progress                               111,400          109,500
       Finished goods                                 705,200          824,200
                                                 -------------    -------------
         Total                                      1,429,900        1,231,500
       Less - Reserve for obsolescence               (173,500)         (13,000)
                                                 -------------    -------------
                                                 $  1,256,400     $  1,218,500
                                                 =============    =============


       During the current fiscal year, the Company closed the SanOne demonstration laboratory and transferred $115,200 of computer equipment, net of accumulated depreciation of $45,600, from Property and Equipment to inventory for sale. The inventory is currently being sold and management believes the valuation of the inventory is proper and will be realized.


5     PROPERTY AND EQUIPMENT

       Property, Plant and Equipment consist of the following at June 30:

                                                      2002             2001
                                                 -------------    -------------
       Machinery and equipment                    $   179,100     $    338,900
       Furniture and office equipment                 549,800          481,100
       Marketing site equipment                       250,000            --
       Leasehold improvement                           50,600           90,900
                                                 -------------    -------------
                                                    1,029,500          910,900
         Less accumulated depreciation               (529,400)        (414,900)
                                                 -------------    -------------
         Net book value                          $    500,100     $    496,000
                                                 =============    =============


       Related depreciation expense for the years ended June 30, 2002 and 2001, was $261,600 and $273,300, respectively. Machinery and equipment at June 30, 2001 includes demo lab equipment of $115,200 at net book value, which was transferred to inventory during the year ended June 30, 2002. See footnote 4 above for additional discussion on assets transferred.

6.     NET ASSETS HELD FOR SALE

       During fiscal 2000, management of the Company formally adopted a plan to actively pursue the sale of all business segment assets not related to information technology. The assets to be sold included the pollution control product assets and restaurant equipment assets. The mining assets had been classified as "net assets held for sale" as of June 30, 1999. During fiscal year 2000, the mining assets, a portion of the restaurant equipment assets and a significant portion of the pollution control products assets were sold. During fiscal year 2001, the remaining pollution control products assets and additional restaurant equipment assets were sold. At June 30, 2002 and 2001, "net assets held for sale" consisted of the remaining restaurant equipment assets.

       Based upon management's decision to pursue the sale of all assets not related to information technology, only revenues for the RFID Technology and Computer Data Storage segments were considered as continuing operations at June 30, 2002. For fiscal year 2001 only the Data Storage segment was considered as continuing operations. For the years ended June 30, 2002 and 2001, the segment operating results of Pollution Control Products, Restaurant Equipment Distribution, and Mining were considered discontinued operations.

7.     BANK LINE OF CREDIT AND NOTES PAYABLE

       Notes payable at June 30, 2002 and 2001 consist of the following:



                                           2002             2001
                                       -------------    -------------
       Notes payable - TSI Acquisition $    394,600     $      --
       Notes payable - EMS                  350,000            --
       Notes payable - Bank                 511,700          248,600
                                       -------------    -------------
       Net notes payable                  1,256,300          248,600
           Less current portion             (81,700)        (248,600)
                                       -------------    -------------
       Notes payable - long ter        $  1,174,600     $      --
                                       =============    =============

       The Company has an outstandng line of credit totaling $1,000,000 on June 30, 2002, of which $500,000 is presented as credit line balance due and $500,000 is presented as long term notes payable - bank. The line of credit balance was under a $1.3 million line of credit agreement with a private trust entered into in June of 2002. The formula-based secured line of credit is based upon accounts receivable and inventory values and has an interest rate of prime plus 4% (8.75% at June 30, 2002). Under the line of credit agreement, the Company must maintain a minimum balance due under the line of at least $500,000 through December 31, 2003. Due to the $500,000 balance requirement and the December 2003 expiration date, the $500,000 minimum balance is presented at June 30, 2002 as long-term notes payable - bank. At June 30, 2002, $300,000 was available under the line of credit agreement.

       Notes payable - Bank of $511,700 includes the $500,000 portion of the line of credit discussed above and a note payable to a bank with a balance of $11,700 and $248,600 at June 30, 2002 and 2001. The note payable to a bank, bears interest at prime plus 2% (6.75% at June 30, 2002) and is due in monthly installments. The $11,700 balance at June 30, 2002, plus interest, has been paid subsequent to year end.

       The notes payable - TSI Acquisition are payables assumed as an obligation under the TSI acquisition agreement. The notes are non-interest bearing and include $70,000 due on December 31, 2002 and the balance of $324,600 is due upon the TSI operation achieving a net profit of $1 million in any July 1 through June 30th twelve-month period.

       The notes payable - EMS are notes incurred under a TSI acquisition-related agreement between the Company and EMS Technologies, Inc., a Georgia corporation ("EMS"), whereby EMS converted approximately $1.3 million of TSIN debt, assumed by the Company in the TSI acquisition, into one million shares of Alanco stock, a $250,000 note bearing interest at 5% (due in May 2005), and a $100,000 note bearing interest at 5% (due May 2007), which is convertible into Alanco Class A common stock at a conversion price of $1 per share.

       The June 30, 2001 line of credit balance of $885,600 was under a formula-based line of credit agreement with a bank initially entered into in September 1999. The formula-based bank agreement had been amended and was to expire on June 30, 2002. The balance due under the agreement was paid off in June of 2002 prior to the expiration date.

8.     CONTRACTS IN PROGRESS

       As of June 30, 2002 the Company had one fixed price contract in progress within the RFID segment, for the installation of a TSI PRISM(TM) system. Billings in excess of cost and estimated earnings on this contract consist of the following:

                             Prior to Subsequent to
                                                  Acquisition      Acquisition     Contract Total
                                                  by Alanco(a)     by Alanco(a)    June 30, 2002
                                                 -------------    -------------    -------------
       Costs incurred on uncompleted contract    $     94,700     $     53,000     $    147,700
       Gross profit earned to date                     30,900           17,300           48,200
                                                 -------------    -------------    -------------
        Revenue earned to date                        125,600           70,300          195,900
       Less: billings to date                        (175,000)         (75,000)        (250,000)
                                                 -------------    -------------    -------------
       Billings in excess of cost and estimated
          earnings on  uncompleted contracts     $    (49,400)    $     (4,700)    $    (54,100)
                                                 =============    =============    =============

       (a) See Footnote 14 Acquisition for additional discussion.

       As of June 30, 2002 billings in excess of cost and estimated earnings on this uncompleted contract are included in deferred revenue in the accompanying financial statements. As of June 30, 2001 the Company had no fixed price contracts in progress that qualified for percentage-of-completion accounting.


9.     INCOME TAXES
       A reconciliation of anticipated statutory rates is as follows:

                                                        2002           2001
                                                    ------------  -------------

       Statutory rate                                     34.0%         34.0%
       State income taxes, net of Federal income
         tax benefit                                       3.3%          3.3%
       Increase (reduction) in valuation allowance
         related to net operating loss carry-
         forwards and change in temporary
         differences                                     (37.3%)       (37.3%)
                                                    -----------   -------------

                                                           0.0%          0.0%
                                                    ------------  -------------

       The components of the net deferred tax asset (liability) recognized as of June 30 are as follows:

                                                         2002         2001
                                                    ------------- -------------
       Deferred tax assets (liabilities):
       Net operating loss and capital loss
            carryforwards                           $ 10,224,000  $  8,516,000
       Goodwill                                        1,984,000     1,364,000
       Mining properties                                   --        1,702,000
       Equipment and other                               (40,000)      (40,000)
       Profit recognized on fixed price contract
            in progress                                  (18,000)        --
       Less: Valuation allowance                     (12,150,000)  (11,542,000)
                                                    ------------- -------------
Net deferred tax                                    $      --     $      --
                                                    ============= =============

        A valuation allowance is recognized if it is more likely than not that some or all of the deferred income assets will not be realized. A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits. The valuation allowance was increased by $626,000 for the year ended June 30, 2002 and $178,000 for the year ended June 30, 2001. At June 30, 2002, the Company had net operating loss and capital loss carryforwards for Federal tax purposes of approximately $27,410,000. The loss carryforwards, unless utilized, will expire from 2003 through 2023.

10.  Related Party Transactions

     Arraid, one of the company's wholly owned subsidiaries, leases its operating facility from an entity that is majority owned by officers of Arraid. Payments made to this entity were $96,400 and $99,700 for the years ended June 30, 2002 and 2001, respectively.

     On April 1, 2000 the Company loaned Robert R. Kauffman, Chief Executive Officer, $47,900 secured by a Promissory Note that bears interest at 7% per annum. During the fiscal year 2002 first quarter, Mr. Kauffman surrendered options for the purchase of 150,000 shares in full payment of the note and all accrued interest. The value of the options surrendered exceeded the value of the note and accrued interest based on Black-Scholes valuations. At the time of this transaction the total principal and accrued interest on the note was $51,000. As of June 30, 2001, the principal and interest was $50,200.

11.     COMMITMENTS AND CONTINGENCIES

       The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire through fiscal year 2007. The Company also leases certain equipment under non-cancelable capital lease arrangements that expire through 2005. Future minimum payments under non-cancelable capital and operating leases at June 30, 2002 are as follows:.

              Calendar
             Year Ended             Operating            Capital
              June 30,                Leases             Leases
           -------------          -------------       ------------
               2003               $    288,700        $    43,200
               2004                    303,000             38,900
               2005                    314,100              7,800
               2006                    295,200               --
               2007                    106,100               --
                                  -------------       ------------
                                  $  1,307,100       $     89,900
                                  =============

       Less amount representing interest                  (24,200)
       Less executory costs (taxes)                       (15,000)
                                                      ------------
           Principal balance                               50,700

           Less current portion                           (20,200)
                                                      ------------
           Long term portion                          $    30,500
                                                      ============

       At June 30, leased capital assets included the following:

           Furniture and Office Equipment             $    31,600
           Engineering/testing equipment                   21,900
                                                      ------------
                                                           53,500
              Less accumulated depreciation                (1,100)
                                                      ------------
           Total                                      $    52,400
                                                      ============



12.   SHAREHOLDERS' EQUITY

       Preferred Shares - Pursuant to the Special Shareholders Meeting of May 14, 2002, Alanco shareholders approved an Amendment to Article IV of the Company's Articles of Incorporation whereby the Company is authorized to issue a total of 25,000,000 shares of No Par Preferred Stock. These shares may be issued in such series and preferences as determined by the Board of Directors.

       During fiscal year 2002, in a transaction with an accredited investor, the Company issued 50,000 shares of preferred stock at $10.00 per share and 500,000 warrants to purchase common stock at an exercise price of $1.00 per share for a value received of $500,000 ($487,300 net of related expenses). The preferred shares are each convertible into thirteen (13) shares of Common Stock and are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances.

       Holders of shares of the Company's preferred stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind." Dividends on Preferred Shares paid "in-kind" during the current fiscal year amounted to 632 preferred shares with a value of approximately $6,300.

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

       Holders of shares of Series B shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 15% per annum based upon a per share value of $5 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind." Dividends on Preferred Shares paid "in-kind" during the fiscal year
       2001 amounted to 35,500 preferred shares with a value of $142,100.

       During the fourth quarter of fiscal 2001, the holders of shares of the Company's Series B Preferred Stock accepted an offer to convert their preferred shares and $644,800 into 1,901,400 shares of the Company's common stock. The conversion into Common shares is recorded effective at year-end. Subscription receivables at June 30, 2001, related to the conversion, were $563,500. All subscription receivables were paid during July 2001. Expenses related to the offer to convert preferred shares amounted to $11,000.

       Common Shares - Pursuant to the Special Shareholders' Meeting of May 14, 2002, Alanco shareholders approved an Amendment to Article IV of the Company's Articles of Incorporation whereby the authorized capital stock of the Company consists of 75,000,000 shares of Class A No Par Common Stock (reduced from the previously authorized 100,000,000 shares), each entitled to one vote per share, and 25,000,000 shares of Class B No Par Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share.

       In a private offering in December 2001, the Company issued 1,480,000 shares of common stock and 800,000 warrants to purchase common stock with an exercise price of $1.00 per share, for a purchase price of $925,000. Thirty-seven units, each unit comprised of 40,000 shares of the Company's common stock and either 10,000 or 25,000 warrants, depending on the total number of units purchased, with an exercise price of $1.00 per share, were purchased by fourteen accredited investors in the private offering at a price of $25,000 per unit. Expenses associated with the private offering amounted to $38,300.

       In May 2002, in a second private offering, the Company issued 250,000 shares of the Company's common stock to an accredited investor for a purchase price of $175,000. The transaction grants the purchaser, under certain conditions and limitations, the right and option to have the Company repurchase the shares at a repurchase price of $0.70 per share any time during the 2003 calendar year. The value of the put option was deemed to be de minimus and as such no liability has been recorded on the Company's financial statements as of June 30, 2002.Expenses associated with the second private offering amounted to $10,900.

       In November 2000, the Company's shareholders authorized the Company's Board of Directors to effect, if the Board believes necessary, up to a 1 for 3 reverse stock split at a future date through October 2002. As of June 30, 2002, no split was affected.

       Warrants - As of June 30, 2002, the Company had 1,510,700 warrants outstanding with a weighted average exercise price of $1.11. The life of the outstanding warrants extends from February 2003 through June 2007. Details related to the warrants issued are presented below.

       During fiscal 1998, the Company issued 60,700 warrants to a director for consideration of a $300,000 line-of-credit. These warrants expire in five years and are exercisable at $2.80 per share. During fiscal 2000, the Company issued a total of 50,000 warrants to two consultants for services rendered. 25,000 of the warrants are exercisable at $3.00 per share and expire in February 2003. The remaining 25,000 warrants are exercisable at $1.75 and expire in October 2004. During fiscal 2002, the Company issued a total of 1,400,000 warrants. 800,000 warrants, which are exercisable at $1.00 per share and expire in December 2004, were issued in connection with the Company's private offering in December 2001 (described in the Common Shares section above). 500,000 warrants, issued in connection with the Company's sale of Preferred Stock (described in the Preferred Shares section above), are exercisable at $1.00 per share and expire in May 2007. 100,000 warrants, which are exercisable at $0.87 per share and expire in June 2007, were issued in consideration for a $1.3 million line of credit agreement due to expire December 31, 2003 (described in note 7 above).

       Stock Options - As of June 30, 2002, the Company had a total of 5,502,800 stock options outstanding with a weighted average exercise price of $1.02. Of these options, 3,829,200 are exercisable at 2002 fiscal year end. The tables below, as well as the narrative following, provide further information regarding the Company's stock options.

       The following is a table of activity of all options:

                                    Weighted
                                              Number of           Average
                                               Shares          Exercise Price
                                            -------------      --------------
       OPTIONS OUTSTANDING, June 30, 2000      2,721,800       $        1.15

           Granted                             1,343,200                1.68
           Exercised                             (63,700)               0.71
           Canceled                             (642,100)               2.13
                                            -------------      --------------

       OPTIONS OUTSTANDING, June 30, 2001      3,359,200       $        1.19

          Granted                              3,202,500                1.00
           Exercised                               --                   --
           Canceled                           (1,058,900)               1.51
                                            -------------      --------------

      OPTIONS OUTSTANDING, June 30, 2002       5,502,800       $        1.02
                                            =============      ==============

       For all options granted during fiscal years 2002 and 2001, the option price was not less than the market price, as defined in the stock option plans, of the Company's common stock on the grant date. At June 30, 2002, options for 3,829,200 shares were exercisable and options for the remaining shares become exercisable within the next three years. If not previously exercised, options outstanding at June 30, 2002 will expire as follows:


                                    Weighted
        Year of                           Number of               Average
       Expiration                           Shares             Exercise Price
      -------------                     -------------          -------------

          2002                                34,300         $       5.18
          2003                                20,000                 1.00
          2004                               285,000                 1.25
          2005                               100,000                 1.95
          2008                             1,165,000                 0.43
          2009                               838,500                 1.15
          2010                               384,000                 1.78
          2011                               548,500                 1.03
          2012                             2,127,500                 1.00

                                        -------------        -------------
                                           5,502,800         $       1.02
                                        =============        =============

       Additional information about outstanding options to purchase the Company's common stock as of June 30, 2002 is as follows:

                                        Options Outstanding                         Options Exercisable
                          --------------------------------------------------   --------------------------------
                                          Weighted Avg.          Weighted                          Weighted
                            Number          Remaining            Average         Number             Average
          Exercise            of           Contractual           Exercise          of              Exercise
           Price            Shares       Life (in years)          Price          Shares              Price
       ---------------    ------------   -----------------  ----------------   ------------   -----------------

          $0.43-$0.75       1,325,000          6.26         $      0.47          1,325,000    $      0.47
          $1.00-$1.15       3,205,000          9.33         $      1.01          1,539,400    $      1.02
          $1.25-$2.35         882,000          5.58         $      1.57            874,000    $      1.57
          $2.75-$6.16          90,800          4.73         $      3.73             90,800    $      3.73

        Company stock options are issued to employees at an exercise price not less than the fair market value, as determined under the option plan, on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the current fiscal year. The stock option plans described below allow for reissuance of the authorized shares upon cancellation of a stock option grant, thus resulting in total shares issued exceeding the plan's authorized amounts.

       In 1995, the Company adopted an Incentive Stock Option Plan that authorizes the issuance of up to 142,900 shares of common stock. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant. Each option must be granted within five years from the effective date of the Plan. The term of the options may not exceed five years. As of June 30, 2002, the Company has granted 121,800 options under the plan, of which all have vested, 112,500 have been exercised and the remaining have been cancelled. No options are outstanding for this plan at June 30, 2002.

       In 1996, the Company adopted a Directors and Officers Stock Option Plan (1996 D&O Plan). Only executive officers and directors of the Company shall be eligible to be granted options under this Plan. An aggregate of 107,100 shares of common stock are reserved for issuance under this Plan. The exercise price of the options will be 60% of the NASDAQ closing bid price per share on the date of grant or such other price the Board of Directors may determine. Each option must be granted within five years from the effective date of the Plan and the term may not exceed five years. No one officer or director shall have more than 21,400 options granted under this Plan. As of June 30, 2002, the Company had granted options under the 1996 D&O Plan to purchase 106,100 shares of which all options are vested, 47,500 have been exercised, and 14,300 have been cancelled. Exercise prices for the directors and officers options outstanding at June 30, 2002 range from $1.00 to $6.30.

       In 1998, the Company adopted a Directors and Officers Stock Option Plan (1998 D&O Plan) that authorizes the issuance of up to 750,000 shares of common stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2002, the Company has granted options under the Plan to purchase 750,000 shares, of which all have vested and 370,000 have been exercised. Options outstanding for this Plan at June 30, 2002 have exercise prices that range from $.75 to $1.75.

       In 1998, the Company also adopted an Incentive Stock Option Plan (1998 Stock Option Plan) that authorizes the issuance of up to 750,000 shares of common stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the common stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2002, the Company has granted options under the Plan to purchase 1,254,500 shares, of which 512,500 have been canceled, 47,500 have been exercised, and 576,500 have been vested. Options outstanding for this Plan at June 30, 2002 have exercise prices that range from $.50 to $3.36.

       During fiscal 2000, the Company adopted a Directors and Officers Stock Option Plan (1999 D&O Plan) that authorizes the issuance of up to 500,000 shares of common stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2002, the Company has granted options under the Plan to purchase 625,000 shares, of which all have vested, 150,000 have been cancelled, and none have been exercised. Options outstanding for this Plan at June 30, 2002 have exercise prices that range from $1.00 to $2.00.

       In fiscal 2000, the Company also adopted an Incentive Stock Option Plan (1999 Stock Option Plan) that authorizes the issuance of up to 1,500,000 shares of common stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the common stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2002, the Company has granted options under the Plan to purchase 2,546,300 shares, of which 1,769,800 have been canceled, none have been exercised, and 411,500 are vested. Options outstanding for this Plan at June 30, 2002 have exercise prices that range from $1.00 to $2.35.

       During fiscal 2001, the Company adopted a Directors and Officers Stock Option Plan (2000 D&O Plan) that authorizes the issuance of up to 500,000 shares of common stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2002, the Company has granted options under the Plan to purchase 250,000 shares, of which all are vested, and none have been exercised. Options outstanding under this Plan at June 30, 2002 have an exercise price of $1.00.

       In fiscal 2001, the Company also adopted an Incentive Stock Option Plan (2000 Stock Option Plan) that authorizes the issuance of up to 1,000,000 shares of common stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the common stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2002, the Company has granted options under the Plan to purchase 782,500 shares, of which 644,500 have been canceled, 500 have been exercised, and 34,400 are vested. Options outstanding for this Plan at June 30, 2001 have an exercise price of $1.00.

       The Company also has granted options to officers and other employees outside of any plan as an inducement at the time of their employment. As of June 30, 2002, the Company has granted options under the plan to purchase 3,670,000 shares, of which 925,000 have expired, none have been exercised, and 1,657,500 are vested. Exercise prices for these options outstanding at June 30, 2002 range from $.43 to $4.69. All of these options have been or will be registered on Form S-8 filings.

13.    PRO FORMA STOCK BASED COMPENSATION DISCLOSURE

       The Company applies APB Opinion 25 and related interpretations in accounting for its stock options granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below.

                               Year Ended June 30,
                                                        2002          2001
                                                   -------------  -------------
       Net loss applicable to common
          shareholders
          As reported                              $ (6,017,600)  $ (3,136,600)
          Pro forma                                $ (6,701,300)  $ (4,244,400)
       Net loss per common share - basic
          As reported                              $      (0.60)  $      (0.46)
          Pro forma                                $      (0.64)  $      (0.62)
       Net loss per common share - diluted
          As reported                                    N/A            N/A
          Pro forma                                      N/A            N/A


       The fair value of each employee option granted in 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                               Year Ended June 30,
                                                        2002           2001
                                                   -------------   ------------

       Volatility                                          30%             79%
       Risk free interest                                   3%           5.67%
       Expected dividends                                 none            none
       Expected term (in years)                            10               3

14.     ACQUISITION

       In December of 2001, the Company announced an agreement to acquire the operations of Technology Systems International, Inc ("TSIN"), a Scottsdale, AZ based developer of the TSI PRISM(TM) RFID (Radio Frequency Identification) tracking technology, a proprietary wireless system primarily utilized in correctional facilities security management and personnel monitoring. The transaction was effected by the issuance of Alanco Class A Common shares at closing to purchase TSIN's assets and the Company's assumption of specified liabilities. The Company created a wholly owned subsidiary to record the assets purchased and the liabilities assumed. The all-stock transaction was approved at a Special May 14, 2002 Shareholders Meeting, which authorized the issuance of the shares required by the TSI amended acquisition agreement (the "Agreement"). Complete proxy information was filed with the Securities and Exchange Commission on April 22, 2002 and sent to all shareholders pursuant to the Special Shareholders Meeting requirements.

       The Agreement required the Company to issue 6 million Class A Common Shares to the seller at closing and issue up to an additional 17 million shares of Class B Common Shares upon TSI operations achieving certain financial targets. Five million of the Class B Common Shares would be earned upon the TSI operations achieving a gross profit for the twelve months ended December 31, 2002 of at least $3 million. Gross profit generated during the period in excess of the $3 million would earn additional Class B Common Shares at a rate of 4 shares for each $1 of gross profit over the $3 million threshold, up to a maximum of 12 million Class B Common Shares. A Final Payment Extension could be earned in the event the maximum number of additional Class B Common Shares (17 million) have not been earned by December 31, 2002 and both the following have occurred: (i) at least $4.5 million of Gross Profit was achieved during calendar year 2002 from the TSI operation, and (ii) a minimum of $15 million in gross sales of the business has been contracted for during calendar year 2002, then Gross Profit produced during the first quarter of calendar year 2003 in excess of $1,000,000 shall earn additional shares of Class B Common Shares at the same rate of 4 Class B Common Shares for each $1 of such additional excess gross profit; provided, however, that not more than the maximum of 12 million shares of Class B Common Stock shall be payable aggregately under the payout formulas.

       In accordance with the provisions of SFAS 141, Business Combinations, the transaction was recorded using the purchase method of accounting, which requires the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed. To calculate the purchase price, only the 6 million Class A Common Shares that are guaranteed to be issued under the Agreement were valued. Since the shares were not registered when issued, the shares were valued at 90% of the 10-day average closing price of the Company's Class A Common Stock as traded on the Nasdaq exchange. If unregistered Class B Common Shares are issued pursuant to the acquisition agreement in the future, they will be valued at a 15% discount due to their reduced voting rights when compared to the Class A Common Stock.

       The transaction closed with an effective date of June 1, 2002. The purchase price, considering only the 6 million Class A Common Shares issued and related costs of the acquisition, was valued at $3,914,200. In accordance with SFAS 141, the Company has not recorded any amortization expense against this goodwill. If additional Class B Common Shares are issued pursuant to the Agreement in the future, additional goodwill will be recorded.

       A summary of the amounts of the assets and liabilities acquired in the TSI acquisition are as follows:

       Current Assets
          Accounts receivable                                   $    237,300
          Cost and estimated earnings in excess of billings          100,600
          Inventory                                                  267,000
          Prepaid expenses                                             8,500
                                                                -------------
            Total current assets                                     613,400
                                                                -------------
        Property and Equipment
                                                                     344,200
                                                                -------------
        Other Assets
          Intngible assets                                         1,150,000
          Deposits                                                    25,400
                                                                -------------
       Total assets                                             $  2,133,000
                                                                =============

       Current Liabilities
          Due to bank                                           $      2,600
          Accounts payable                                           277,700
          Deferred revenue - short term                              165,600
          Leases payable - short term                                 21,800
          Notes payable and accrued interest - short term            116,700
          Other accrued expenses                                     399,500
                                                                -------------
          Total current liabilities                                  983,900

       Deferred revenue  - long term                                  52,000
       Leases payable - long term                                     30,600
       Notes payable - long term                                     675,000
       Due to Alanco corporate                                     1,516,100
                                                                -------------
       Total Liabilities                                        $  3,257,600
                                                                -------------
       Liabilities assumed in excess of assets acquired          $  1,124,600
                                                                =============


       Total goodwill resulting from this transaction is $5,038,800 and includes $3,810,000 of Class A common shares issued to the former shareholders of TSIN, $104,200 in legal and consulting fees directly associated with the acquisition and $1,124,600 of liabilities assumed in excess of assets acquired.

       Intangible assets acquired and corresponding amortization periods are summarized as follows:

                Patent license                               3 years
                Manufacturing license                        6 years
                Developed software                           5 years

       Amounts classified as "due to Alanco corporate" at the time of the acquisition include $559,100 for operating advances made to TSIN prior to the acquisition and $957,000 for pre-existing TSIN notes payable that were assumed by Alanco and satisfied through the issuance of 1,000,000 shares of Alanco Class A common stock simultaneous to the closing of the acquisition.

       The Company also entered into an agreement, subject to the TSI acquisition approval at the May 14, 2002 Special Shareholders Meeting, with an approximate 15% owner and significant vendor of TSIN to convert approximately $957,000 of TSIN debt into one million shares of the Company's Class A Common Shares, to convert $350,000 of TSIN short-term debt into long-term debt and to modify a supply agreement between the parties to mutually acceptable terms. The transaction was completed subsequent to the TSIN closing with Alanco issuing the one million shares and the vendor renegotiating the debt and the supply agreement.

       In a separate agreement negotiated with an individual TSIN shareholder during the third quarter of fiscal year 2002, the Company agreed to exchange its investment in G&M Preferred Stock for 2,070,800, or approximately 8.9% of the outstanding shares of TSIN. The Company's investment in G&M Preferred Stock had been recorded on the Company balance sheet as of December 31, 2001, the most recent quarter end prior to the negotiations, as "Investments at Cost" in the amount of $2,475,200. Since the TSI acquisition valuation was determined considering only the shares that were issued at closing, with no consideration for the additional Class B Shares that may be issued, the G&M investment was adjusted during the third quarter to reflect the approximate value of 8.9% of the Class A common Shares to be issued to TSIN at closing. See "Investments" under footnote 1 and footnote 2 for additional discussion of the transaction.


15.    SEGMENT REPORTING

       The Company has operated in fiscal year 2002 and 2001 primarily in the Computer Data Storage segment. The acquisition of Technology Systems International, Inc., effective June 1, 2002, created a second reporting segment called RFID Tracking segment, which the Company projects will become a significant contributor of revenue in fiscal year 2003. The following table is a summary of results by major segment:

                                               Data           RFID
                                             Storage      Technology      Corporate        Total
                                         -------------  -------------   ------------- -------------
       Fiscal Year 2002
       Revenue from External Customers   $  5,297,900   $    70,300    $      N/A     $  5,368,200
          Cost of Goods Sold                3,044,700        52,900           N/A        3,097,600
                                         -------------  -------------  -------------  -------------
       Gross Profit                         2,253,200        17,400           N/A        2,270,600
                                         -------------  -------------  -------------  -------------
          Segment Operating Loss           (2,753,100)      111,400)     (2,867,800)    (5,732,300)
          Interest Income                       --             --            95,400         95,400
          Interest expense                      --             --           (82,700)       (82,700)
          Other                                 1,200          --              --            1,200
                                         -------------  -------------  -------------  -------------
       Loss from Continuing Operations   $ (2,751,900)  $  (111,400)   $ (2,855,100)  $ (5,718,400)
                                         =============  =============  =============  =============


       Accounts receivable               $    600,100   $   181,400    $       --     $    781,500
                                         -------------  -------------  -------------  -------------
       Inventories                       $    999,200   $   257,200    $       --     $  1,256,400
                                         -------------  -------------  -------------  -------------
       Total Assets                      $  1,839,100   $ 7,270,900    $    752,300   $  9,862,300
                                        -------------  -------------  -------------   -------------
       Capital Expenditures              $   (179,500)  $     5,300*   $        100   $   (174,100)
                                         -------------  -------------  -------------  -------------
       Depreciation & Amortization       $    237,400   $    24,800    $     17,600   $    279,800
                                         -------------  -------------  -------------  -------------

       Fiscal Year 2001
       Revenue from External Customers   $  9,135,300   $      N/A     $      N/A     $  9,135,300
           Cost of Goods Sold               5,426,800          N/A            N/A        5,426,800
                                         -------------  -------------  -------------  -------------
       Gross Profit                         3,708,500          N/A            N/A        3,708,500
          Segment Operating Income         (2,258,600)         N/A       (1,005,200)    (3,263,800)
          Interest Income                        --            N/A           86,100         86,100
          Interest Expense                       --            N/A          (58,300)       (58,300)
          Other                                  (800)         N/A             --             (800)
                                         -------------  -------------  -------------  -------------
        Loss from Continuing Operations   $ (2,259,400)  $      N/A     $   (977,400)  $ (3,236,800)
                                         =============  =============  =============  =============

        Accounts Receivable               $  1,163,700   $     N/A      $     45,700  $   1,209,400
                                         -------------  -------------  -------------  -------------
        Inventory                         $  1,218,500   $     N/A      $       --    $   1,218,500
                                         -------------  -------------  -------------  -------------
        Total Assets                      $  4,336,800   $     N/A         4,476,900  $   8,813,700
                                         -------------  -------------  -------------  -------------
        Capital Expenditures              $    125,600   $     N/A      $     21,200  $     146,800
                                         -------------  -------------  ------------- -------------
         epreciation & Amortization       $    236,000   $     N/A      $    181,100  $     417,100
                                         -------------  -------------  -------------  -------------

*Purchases made after acquisition

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE: NONE

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2002.

ITEM 10. EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2002.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Exhibits
        3.2   Restated By-Laws of Alanco Technologies, Inc. (1)

       10.2 Contract for Sale of principal mining property to Gold & Minerals, Inc. (2)

       10.3 Asset Purchase Agreement related to sale of assets of Alanco Environmental Resources, Inc. (3)

       10.4 Agreement and Plan of Reorganization, dated as of June 21, 2000, by and among the Company, Excel Computer Corporation, and the holders of the capital stock of Excel (4)

       10.5 1996 Directors and Officers Stock Option Plan and & Kauffman and Carlson Stock Option Agreements (5)

       10.6 1998 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (6)

       10.7 1999 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (7)

       10.8 2000 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (8)

       21     Subsidiaries of the Registrant

              Name                                     State of Incorporation
              ----                                     ----------------------
              Arraid, Inc.                                     Arizona
              Excel/Meridian Data, Inc.                        Arizona
              Fry Guy Inc.                                     Nevada
              SanOne, Inc.                                     Arizona
              NetZerver, Inc.                                  Arizona
              Technology Systems International, Inc.           Arizona

       99.1 Certification of Robert R. Kauffman, Chairman & Chief Executive Officer of Alanco Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc.
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Footnotes:
        (1)   Attached as Exhibit 3.2
        (2) Incorporated by reference to Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1999
        (3)   Incorporated by reference to Form 8-KSB filed August 15, 2000
        (4)   Incorporated by reference to Form 8-KSB filed August 15, 2000
        (5)   Incorporated by reference to Form S-8 filed October 22,1998
        (6)   Incorporated by reference to Form S-8 filed November 30,1998
        (7)   Incorporated by reference to Form S-8 filed November 29, 1999
        (8)   Incorporated by reference to Form S-8 filed December 14, 2000

B.   Schedules                                       NONE

C.   Reports on Form 8-K
         A Special Shareholders' Meeting was held on May 14, 2002 where shareholders approved the issuance of shares relative to the acquisition of the operations of Technology Systems International, Inc. A proxy statement pertaining to the acquisition, which included the Acquisition Agreement and required financial statements, was filed on April 22, 2002. The Company filed a report, dated August 14, 2002, on Form 8-KSB, which is hereby incorporated by reference, pertaining to additional information related to that acquisition as required by Nasdaq.

     Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on it behalf by the undersigned, thereunto duly authorized.

DATE: September 27, 2002     /s/Robert R. Kauffman
                                -------------------------------------
                                Robert R. Kauffman, CEO, Chairman of the Board

         KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert R. Kauffman and John A. Carlson, and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him or in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      SIGNATURE                  TITLE                         DATE
      ---------                  -----                         ----

/s/Robert R. Kauffman          Director &                  September 27, 2002
---------------------
   Robert R. Kauffman          Chief Executive Officer

/s/James T. Hecker             Director                    September 27, 2002
------------------
   James T. Hecker

/s/Harold S. Carpenter         Director                    September 27, 2002
----------------------
   Harold S. Carpenter

/s/Thomas C. LaVoy             Director                    September 27, 2002
------------------
   Thomas C. LaVoy

/s/Steven P. Oman              Director                    September 27, 2002
-----------------
   Steven P. Oman

/s/Donald E. Anderson          Director                    September 27, 2002
   ------------------
   Donald E. Anderson

/s/John A. Carlson           Director &                  September 27, 2002
   ------------------
   John A. Carlson           Chief Financial Officer

I Robert R. Kauffman, President and Chief Executive Officer of Alanco Technologies, Inc. (the "Company"), certify that:

                  (1) I have reviewed the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 (the "Report");

                  (2) Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

                  (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods represented in the Report.

Dated:  September 27, 2002

By /s/Robert R. Kauffman
      --------------------
      President and Chief Executive Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco
   Technologies, Inc., certify that:

1. the Annual Report of Alanco Technologies, Inc. on Form 10-KSB for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities
    Exchange Act of 1934,: and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                           /s/ Robert R. Kauffman
                               -----------------------
                               Chairman and Chief Executive Officer
                               September 26, 2002

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., certify that:

1. the Annual Report of Alanco Technologies, Inc. on Form 10-KSB for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934,: and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                           /s/ John A. Carlson
                               -----------------------
                               Executive Vice President & Chief Financial
                               Officer
                               September 26, 2002

                                  EXHIBIT 3.2
                                     BYLAWS
                                       OF
                            ALANCO TECHNOLOGIES, INC.
                             an Arizona corporation


     1.01 Principal Office. The principal office for the transaction of the business of the corporation in Arizona is hereby fixed and located at 15575 North 83rd Way, Suite 3, Scottsdale, AZ 85260. The Board of Directors is hereby granted full power and authority to change said principal office from one location to another in said County. Any such change shall be noted on the Bylaws by the Secretary, opposite this section, or this section may be amended to state the new location.

     1.02 Other Offices. The Corporation may also have offices at such other places both within or without the State of Arizona as the Board of Directors may from time to time determine or the business of the Corporation may require.

                           II. STATUTES AND ARTICLES

     2.01 References to Articles. Any reference herein made to the Corporation's Articles will be deemed to refer to its Articles of Incorporation and all amendments thereto as at any given time on file with the Arizona Corporation Commission, together with any and all certificates theretofore filed by the Corporation with the Arizona Corporation Commission.

     2.02 Seniority Thereof. The Statutes of the State of Arizona will in all respects be considered superior to the Articles of Incorporation with any inconsistency resolved in favor of said Statutes. The Statutes and Articles will in all respects be considered senior and superior to these Bylaws, with any inconsistency to be resolved in favor of the Statutes and Articles, and with these Bylaws to be deemed automatically amended from time to time to eliminate any such inconsistency which may then exist.

                           III. SHAREHOLDERS' MEETINGS

     3.01 Annual Meetings. Absent a resolution of the Board of Directors providing otherwise, the annual meeting of the shareholders will be held during the month of November of each year. The date, time of day and place of the annual meeting of shareholder shall be as stated by the Secretary, at the direction of the Board of Directors, or in the absence of action by the Board, at the direction of the President, in the notice of such meeting given pursuant to Section 3.04 hereof. If any such annual meeting is for any reason not held as aforesaid, a special meeting may thereafter be called and held in lieu thereof, and the same proceedings (including the election of directors) may be conducted thereat as at an annual meeting. Any director elected at any annual meeting, or special meeting in lieu of an annual meeting, will continue in office until the election of his successor, subject to his earlier resignation pursuant to
Section 9.01 below. The Chairman may present any question for consideration and action at an annual meeting of shareholders. Shareholders' proposals will be included in proxy solicitation materials and considered and submitted to a vote at an annual meeting only if the proponents of any such proposals comply with the rules and regulations promulgated under Section 14(a) of the Securities Exchange Act of 1934, if applicable, and the Chairman, upon advice of counsel, determines that such shareholders' proposals should be considered.

     3.02 Special Meeting. Special meetings of the shareholders may be held whenever and wherever called for by the Board of Directors or by the written demand of the holders of thirty-three and one-third percent (33 1/3%) of all issued and outstanding shares of stock, regardless of class. The business which may be conducted at any such special meeting will be confined to the purposes stated in the notice thereof, and to such additional matters as the chairman of such meeting may rule to be germane to such purpose.

     3.03 Action of Shareholders Without a Meeting. Any action required to be taken or that might be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by the holders of all of the shares of outstanding stock entitled to vote with respect to the subject matter of the action. Any such consent shall be filed with the corporate records or made a part of the minutes of the meeting.

    3.04 Notices. Written notice stating the place, day and hour of any meeting of shareholders and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) nor more than fifty (50) days before the date of the meeting, either personally or by mail, by the Secretary of the Corporation at the direction of the person or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the first class United States Mail, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation. When a meeting is adjourned to another time or place, unless the Bylaws otherwise require, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than sixty (60) days, or if after the adjournment, a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting. Whenever any notice is required to be given to any shareholder, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be equivalent to the giving of such notice. Any such waiver shall be filed with the corporate records or made a part of the minutes of the meeting. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     3.05 Record Date for Shareholders. In order to determine the shareholders entitled to notice of or to vote at any meeting of shareholders, or entitled to express consent to corporation action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights with regard to any lawful action, the Board of Directors may fix in advance a date, not exceeding sixty (60) days nor less than ten (10) days preceding the date of such meetings, as a record date for the determination of the shareholders of record entitled to notice of, and to vote at, such meeting. The shares of stock, and the shareholders "entitled to vote" (as that or any similar term is hereinafter used) at any meeting of the shareholders will be determined as of the applicable record date if one has been fixed as aforesaid; otherwise, if no record date is fixed, the record date shall be at four o'clock in the afternoon on the day before the day on which notice is given, or, the record date for determining shareholders entitled to express consent to corporate action in writing without a meeting shall be the time of the day on which the first written consent is provided.

     3.06 Quorum. A majority of the shares entitled to vote, represented in person or by proxy (including shares registered in the name of a broker-dealer or similar institution for beneficial owners to whom the broker-dealer distributed notice of the stockholder*s meeting and proxy information regardless of whether such beneficial owners have returned proxies or otherwise instructed the broker-dealer as to voting their shares), shall constitute a quorum at a meeting of shareholders. All shares represented and entitled to vote on any single subject matter which may be brought before the meeting shall be counted for the purposes of a quorum. Only those shares entitled to vote on a particular subject matter shall be counted for the purposes of voting on that subject matter. Business may be conducted once a quorum is present and may continue until adjournment of the meeting notwithstanding the withdrawal or temporary absence of sufficient shares to reduce the number present to less than a quorum. The affirmative vote of the majority of the shares then represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders; provided, however, that if the shares then represented are less than required to constitute a majority if a quorum were present; provided further, the affirmative vote of a majority of the shares then present is sufficient in all cases to adjourn a meeting.

     3.07 Voting Records; Election Inspectors. The Secretary of the Corporation shall obtain from the transfer agent of the Corporation a complete record of the shareholders entitled to vote at any meeting of shareholders or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. Such record shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting for the purposes thereof.

     The Board of Directors, in advance of any shareholders' meeting, may appoint an Election Inspector or Inspectors to act at such meeting (and any adjournment thereof). If an Election Inspector or Inspectors are not so appointed, the chairman of the meeting may, or upon the request of any person entitled to vote at the meeting will, make such appointment. If any person appointed as an Inspector fails to appear or to act, a substitute may be appointed by the chairman of the meeting. If appointed, the Election Inspector or Inspectors (acting through a majority of them if there be more than one) will determine the number of proxies and the number of shares represented at the meeting in person and by proxy; they will receive and count votes, ballots and consents and announce the results thereof; they will hear and determine all challenges and questions pertaining to proxies and voting; and, in general, they will perform such acts as may be proper to conduct elections and voting with complete fairness to all shareholders. No such Election Inspector need be a shareholder of the Corporation.

     3.08 Organization and Conduct of Meetings. Each shareholders' meeting will be called to order and thereafter chaired by the Chairman of the Board if there is one; or, if not, or if the Chairman of the Board is absent or so requests, then by the President; or if both the Chairman of the Board and the President are unavailable, then by such other officer of the corporation or such shareholder as may be appointed by the Board of Directors. The Corporation's Secretary will act as Secretary of each shareholders' meeting; in his absence the chairman of the meeting may appoint any person (whether a shareholder or not) to act as Secretary thereat. After calling a meeting to order, the chairman thereof may require the registration of all shareholders intending to vote in person, and the filing of all proxies, with the Election Inspector or Inspectors, if one or more have been appointed (or, if not, with the Secretary of the meeting). After the announced time for such filing of proxies has ended, no further proxies or changes, substitutions or revocations of proxies will be accepted. If directors are to be elected, a tabulation of proxies so filed will, if any person entitled to vote in such election so requests, be announced at the meeting (or adjournment thereof) prior to the closing of the election polls. Absent a showing of bad faith on his part, the chairman of a meeting will, among other things, have absolute authority to fix the period of time allowed for the registration of shareholders and the filing of proxies, to determine the order of business to be conducted at such meeting and to establish reasonable rules for expediting the business of the meeting (including any informal, or question and answer, portions thereof).

         3.09 Voting. Except as otherwise may be required by the Corporation's Articles of Incorporation or by Statute, each share of stock represented at any meeting of the shareholders shall be entitled to one vote. Except as otherwise herein provided, the record holder of each share of stock, as determined by the name appearing on the Corporation's books, shall be the person empowered to cast the vote to which such share shall be entitled. The affirmative vote of the majority of the votes cast thereon and entitled to vote on the subject matter shall be the act of the shareholders; provided however, that if the shares then represented are less than required to constitute a quorum, the affirmative vote must be such as would constitute a majority if a quorum were present; provided further, the affirmative vote of a majority of the shares then present is sufficient in all cases to adjourn a meeting. The voting will be by ballot on any question as to which a ballot vote is demanded, prior to the time the voting begins, by any person entitled to vote on such question; otherwise a voice vote will suffice. No ballot or change of vote will be accepted after the polls have been declared closed following the ending of the announced time for voting.

     The following additional provisions shall apply to the voting of shares:

             (a) Treasury Stock. Shares of its own stock belonging to this Corporation or to another corporation, if a majority of the shares entitled to vote in the elections of directors of such other corporation is held by this Corporation, shall neither be entitled to vote nor counted for quorum purposes. Nothing in this subparagraph shall be construed as limiting the right of this Corporation to vote its own stock held by it in a fiduciary capacity.

             (b) Proxies. A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. In the event any instrument granting a proxy shall designate two or more persons to act as proxy, the majority of such persons present at the meeting, or if only one should be present then that one, shall have and may exercise all the powers conferred by such instrument upon all the persons so designated, unless such instrument shall otherwise provide. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient at law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the share itself or an interest in the Corporation generally. A proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted or quorum is determined, written notice of the death or incapacity is given to the Corporation. A proxy may be revoked by an instrument expressly revoking it, a duly executed proxy bearing a later date, or by the attendance of the person executing the proxy at the meeting and his voting of his shares personally. A telegram, facsimile or cablegram appearing to have been transmitted by a stockholder or by his duly authorized attorney-in-fact may be accepted as a sufficiently written and executed proxy.

             (c) Entity Shareholders. Shares standing in the name of another corporation, limited liability company, partnership or other entity, domestic or foreign, may be voted by such officer, manager, agent or proxy as the governing documents of such other entity may prescribe, or, in the absence of such provision, as the governing board or person of such other entity may determine. The Secretary of the Corporation or the Election Inspectors shall have the authority to require that such documents be filed with the Secretary or Election Inspectors as they shall reasonably require in order to verify the authority and power of any such officer, manager, agent or proxy to vote the shares of the Corporation held by any such other entity.

             (d) Shares Held by Fiduciary. Shares held by an administrator, executor, guardian, conservator or personal representative may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee, other than a trustee in bankruptcy, may be voted by him, either in person or by proxy, but no such trustee shall be entitled to vote shares held by him without a transfer of such shares into his name. Shares standing in the name of a receiver, trustee in bankruptcy, or assignee for the benefit of creditors may be voted by such representative, either in person or by proxy. Shares held by or under the control of such a receiver or trustee may be voted by such receiver or trustee, either in person or by proxy, without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver or trustee was appointed. The Secretary of the Corporation or the Election Inspectors shall have the authority to require that such documents be filed with the Secretary of the Corporation as the Secretary or Election Inspectors shall reasonably require in order to verify the authority and power of such representative or other fiduciary to vote the shares of the Corporation registered in the name of such other person.

             (e) Pledged Shares. Unless otherwise set forth in the pledge document, a shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred. The Secretary of the Corporation or the Election Inspectors shall have the authority to require that such documents be filed with the Secretary of the Corporation as the Secretary or Election Inspectors shall reasonably require in order to verify the voting rights of the pledgee or pledgor.

             (f) Joint Owners. If the shares stand in names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety or tenants by community property or otherwise, or if two or more persons have the same fiduciary relationship respecting the same shares, unless the Corporation is given written notice to the contrary and is furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect:

             (1)       If only one votes, his acts binds.

             (2) If more than one votes, the act of the majority so voting binds all.

             (3) If more than one votes, but the vote is evenly split on any particular matter, each faction may vote the shares in question proportionally.

             (g) Shares Held in Street Name. Shares standing in the name of a broker-dealer or similar institution for beneficial owners to whom the broker-dealer distributed notice of the stockholder*s meeting and proxy information shall be voted as instructed by the beneficial owners thereof. The foregoing notwithstanding, such shares may be counted as present for purposes of determining the presence of a quorum as stated in section 3.06 above. In addition, the Corporation shall rely solely upon the proxy information returned by such broker-dealers regardless of all other proxies purported to be signed by said beneficial owner or requests to vote such shares in person

     3.10 Nominations of Directors. Nominations for election to the Board of Directors of the Corporation at a meeting of shareholders may be made by the Board of Directors or on behalf of the Board by a nominating committee appointed by the Board, or by any shareholder of the Corporation entitled to vote for the election of Directors at such meeting. Such nominations, other than those made by or on behalf of the Board, shall be made by notice in writing delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Corporation, and received by him not less than thirty (30) days nor more than (60) days prior to any meeting of shareholders called for the election of Directors; provided, however, that if less than thirty-five (35) days notice of the meeting is given to shareholders, such nomination shall have been mailed or delivered to the Secretary of the Corporation not later than the close of business on the seventh (7th) day following the day on which the notice of meeting was mailed. Such notice shall set forth as to each proposed nominee who is not an incumbent Director (i) the name, age, business address and telephone number and, if known, residence address of each nominee proposed in such notice,
(ii) the principal occupation or employment of each such nominee, (iii) the number of shares of stock of the Corporation which are beneficially owned by each such nominee and by the nominating shareholder, and (iv) any other information concerning the nominee that must be disclosed with respect to nominees in proxy solicitations pursuant to the rules, regulations and forms promulgated under Section 14(a) of the Securities Exchange Act of 1934, if applicable.

     The Chairman of the meeting may, if the facts warrant, determine that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

     3.11 Election of Directors. At each election for directors, every shareholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares owned by him for as many persons as there are directors to be elected and for whose election he has a right to vote, or to cumulate his votes by giving one candidate as many votes as the number of his shares, multiplied by the number of directors to be elected and for whose election he has a right to vote, shall equal, or by distribution such votes on the same principle among any number of such candidates.

     3.12 Shareholder Approval or Ratification. The Board of Directors may submit any contract or act for approval or ratification at any duly constituted meeting of the shareholders, the notice of which either includes mention of the proposed submittal or is waived as provided in Section 3.04 above. If any contract or act so submitted is approved or ratified by a majority of the votes cast thereon at such meeting, the same will be valid and as binding upon the Corporation and all of its shareholders as if would be if approved and ratified by each and every shareholder of the Corporation.

     3.13 Informalities and Irregularities. All informalities or irregularities in any call or notice of a meeting, or in the areas of credentials, proxies, quorums,, voting and similar matters, will be deemed waived if no objection is made at the meeting.

                            IV. BOARD OF DIRECTORS

     4.01 Powers. Subject to the limitations of the Articles of Incorporation, the Bylaws, the Arizona General Corporation Law as to actions to be authorized or approved by the shareholders, and subject to the duties of Directors as prescribed by the Bylaws, all corporation powers shall be exercised by or under the authority of, and the business and affairs of the Corporation shall be controlled by, the Board of Directors. In addition to any other powers granted by the Arizona General Corporation Law, the Articles of Incorporation and the Bylaws, it is hereby expressly declared that the Directors shall have the following powers, to-wit:

              (a) To select and remove all of the officers, agents and employees of the Corporation, prescribe such powers and duties for them as may not be inconsistent with law, with the Articles of Incorporation, or the Bylaws and fix their compensation.

              (b) To conduct, manage and control the affairs and business of the Corporation, and to make such rules and regulations therefor not inconsistent with law, or with the Articles of Incorporation or the Bylaws, as they may deem best.

             (c) To designate any place within or without the State of Arizona for the holding of any shareholders' meeting or meetings; and to adopt, make and use a corporate seal, and to prescribe the forms of certificate of stock, and to alter the form of such seal and such certificates so that the same shall at all times comply with applicable law.

              (d) To authorize the issuance of shares of stock of the Corporation from time to time, upon such terms as may be lawful, in consideration of money paid, labor done or services actually rendered, debts or securities canceled, or tangible or intangible property actually received, or in the case of shares issued as a dividend against amounts transferred from surplus to stated capital.

              (e) To borrow money and incur indebtedness for the purpose of the Corporation, and to cause to be executed and delivered therefore, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations and other evidences of debt and securities therefor.

              (f) To authorize a person or persons to sign and endorse all checks, drafts or other forms for payments of money, notes, or other evidences of indebtedness, issued in the name of or payable to the Corporation.

     4.02 Membership. The business and affairs of the Corporation shall be managed by its Board of Directors, consisting of not less than three (3) nor more than nine (9) members. The Board will have the power to increase or decrease its size within such limits; provided, however, that no decrease shall have the effect of shortening the term of any incumbent director. At each annual meeting of shareholders, the shareholders shall elect Directors to hold office until the next succeeding annual meeting. Directors may also be elected at a Special Meeting of Shareholders called for such purpose. Each Director shall hold office until his successor is elected and qualified, or until his earlier resignation or removal. The Directors need not be shareholders or residents of the state of incorporation.

     4.03 Vacancies. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum, or by a sole remaining Director, and any Director so chosen shall hold office until the next election of Directors when his successor is elected and qualified. Any newly created directorship shall be deemed a vacancy. When one or more Directors shall resign from the Board, effective at a future time, a majority of the Directors then in office, including those who have so resigned, shall have the power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each Director so chosen shall hold office as herein provided in the filling of other vacancies. If at any time, by reason of death or resignation or other cause, the Corporation should have no Directors in office, then any officer or any shareholder or an executor, administrator, trustee, guardian or personal representative of a shareholder, or other fiduciary entrusted with like responsibility for the person or estate of a shareholder, may call a special meeting of shareholders.

     4.04 Removal of Directors. At a meeting of the shareholders called expressly for that purpose, Directors may be removed, with or without cause, by a vote of the holders of a majority of the shares then entitled to vote at an election of Directors; provided, however, that, if less than the entire Board is to be removed, none of the Directors may be removed if the votes cast against his removal would be sufficient to elect him if then cumulatively voted at an election of the entire Board of Directors.

     4.05 Meetings. A regular annual meeting of the Directors shall be held immediately after the adjournment of each annual shareholders' meeting at the place at which such shareholders' meeting was held. Other meetings of the Board of Directors, regular or special, may be held either within or without this state, and may be held by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting so held shall constitute presence in person at such meeting. Regular meetings other than annual meetings may be held without notice at regular intervals at such places and such times as the Board of Directors may from time to time provide. Special meetings of the Board of Directors may be held whenever and wherever (within the Untied States) called for by the Chairman of the Board, the President, or the number of Directors required to constitute a quorum.

     4.06 Notices. No notice need be given of regular meetings of the Board of Directors. Written notice of the time and place (but not necessarily the purpose or all of the purposes) of any special meeting will be given to each Director in person or via mail or telegram addressed to him at his latest address appearing on the Corporation's records. Notice to any Director of any such special meeting will be deemed given sufficiently in advance when, if given by mail, the same is deposited in the United States mail, with first-class postage thereon prepaid, at least four (4) days before the meeting date, or if personally delivered or given by telegram, the same is handed to the Director, or the telegram is delivered to the telegraph office for fast transmittal, at least forty-eight
(48) hours prior to the convening of the meeting. Any Director may waive call or notice of any meeting (and any adjournment thereof) at any time before, during which or after it is held. Attendance of a Director at any meeting will automatically evidence his waiver of call and notice of such meeting (and any adjournment thereof) unless he is attending the meeting for the express purpose of objecting to the transaction of business thereat because it has not been properly called or noticed. No call or notice of a meeting of Directors will be necessary if each of them waives the same in writing or by attendance as aforesaid. Any meeting, once properly called and noticed (or as to which call and notice have been waived as aforesaid) and at which a quorum is formed, may be adjourned to another time and place by a majority of those in attendance. Notice of the time and place of holding an adjourned meeting need not be given to absent Directors if the time and place be fixed at the meeting adjourned.

     4.07 Quorum. A majority of the number of Directors then serving shall constitute a quorum for the transaction of business at any meeting or adjourned meeting of the Board of Directors; provided, however, that in no event shall fewer than two Directors constitute a quorum unless only one Director is then serving.

     4.08 Action by Directors. The act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     4.09 Presumption of Assent. A Director of the Corporation who is present at a meeting of the Board of Directors, or of any committee, at which action is taken on any corporate matter will be presumed to have assented to the action taken unless his dissent is entered in the minutes of the meeting or unless he files his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof or forwards such dissent by registered or certified mail to the Secretary of the Corporation immediately after the adjournment of such meeting. A right to dissent will not be available to a Director who voted in favor of the action.

     4.10 Compensation. By resolution of the Board, the Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, or of any committee, and may be paid a fixed sum for attendance at each such meeting or a stated salary as a Director or committee member. If a Director also serves the Corporation in another capacity, on a full time basis, and is compensated therefor, then that Director shall not be entitled to receive compensation for attendance at meetings, but shall still be entitled to expenses for such attendance.

     4.11 Action by Directors Without a Meeting. Any action required to be taken at a meeting of the Board of Directors, or any action that may be taken at a meeting of the Directors or the Executive Committee or other committee thereof, may be taken without a meeting if all Directors or committee members consent thereto in writing. Such consent shall have the same effect as a unanimous vote.

     4.12 Director Conflicts of Interest. No contract or other transaction between the Corporation and one or more of its Directors or any other business entity in which one or more of its Directors is a director or officer or is financially interested shall be either void or voidable because of such relationship or interest or because such Director or Directors are present at a meeting of the Board of Directors or committee thereof which authorizes, approves or ratifies such contract or transaction or vote for such authorization, approval or ratification if:

             (a) the fact of the relationship or interest is disclosed or known to the Board of Directors or committee thereof and the number of disinterested Directors or committee members authorizing, approving or ratifying such contract or transaction is sufficient for such authorization, approval or ratification to be granted; or

             (b) the fact of the relationship or interest is disclosed to the shareholders entitled to vote and they authorized, approve or ratify such contract or transaction; or

             (c) the contract or transaction is fair and reasonable to the Corporation at the time the contract or transaction is authorized, approved or ratified, in the light of circumstances known to those entitled to vote thereon at that time.

                      V. EXECUTIVE AND OTHER COMMITTEES

     5.01 Creation. The Board of Directors may, by resolution adopted by an absolute majority of the full Board of Directors, designate two or more of its members as an Executive Committee, and may designate from among its members one or more other committees. The designation of the Executive Committee or any other committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.

      5.02 Powers. The Executive Committee, when the Board of Directors is not in session, shall have and may exercise all the authority of the Board of Directors in the management of the business and affairs of the Corporation, subject to the limitations as may be included in the Board's resolution and the limitations set forth below. Neither the Executive Committee nor any other committee shall have the authority of the Board of Directors in reference to the following matters:

             (a) The submission to the shareholders of any action that requires shareholders' authorization or approval.

             (b) The filling of vacancies on the Board of Directors or on any committee of the Board of Directors.

             (c) the amendment or repeal of the Bylaws, or the adoption of new Bylaws.

             (d) The fixing of compensation of Directors for serving on the Board or on any committee of the Board of Directors.

     5.03 Tenure and Removal. The members of any committee shall hold office until the next regular meeting of the Board of Directors and until their successors are appointed by a new resolution of the Board of Directors. The Board of Directors, with or without cause, may dissolve any committee or remove any member thereof at any time.

     5.04 Vacancies. Any vacancies occurring by reason of death, resignation, removal, disqualification or otherwise may be filled by the full Board of Directors.

     5.05 Organization. The members of the Executive Committee or other committee shall elect a chairman of the committee, who shall appoint a secretary of the same, and the committee shall otherwise fix its own rules or procedure which shall not be inconsistent with these Bylaws. The Executive Committee or other committee shall meet where and as provided by its rules.

     5.06 Quorum and Voting. A majority of the members of the Executive Committee or other committee shall constitute a quorum for the transaction of business at any meeting thereof; provided, however, that the affirmative vote of a majority of the members of the Executive Committee or other committee in all cases shall be necessary for the adoption of any resolution.

     5.07 Minutes. The Executive Committee and other committees are to keep regular minutes of their proceedings and the transactions of their meetings and report the same to the Board of Directors at the next meeting thereof. Such minutes shall be open to the inspection of any Director upon application at the office of the Corporation during business hours.

                              VI. BOOKS AND RECORDS

     6.01 Books and Records. The Corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its shareholders and Board of Directors and committees thereof; and shall keep at its statutory agent's office, or its principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of the shares held by each. Any books, records and minutes may be in written form or in any other form capable of being converted into written form within a reasonable time.

     6.02 Inspection. Any person who shall have been a holder of record of shares of stock of the Corporation or of a voting trust beneficial interest therefor at least six (6) months immediately preceding his demand or shall be the holder of record of, or the holder of record of a voting trust beneficial interest for, at least five percent (5%) of all the outstanding shares of the Corporation, upon written demand delivered to the Secretary of the Corporation or to the statutory agent for receipt of service of process, stating the purpose thereof, shall have the right to examine, in person, or by agent or attorney, at any reasonable time or times, for any proper purpose its relevant books and records of accounts, minutes, and record of shareholders and to make copies of or extracts therefrom.

     6.03 Financial Statements Upon the written request of any shareholder or holder of a voting trust beneficial interest for shares of the Corporation, the Corporation shall mail to such shareholder or holder of a voting trust beneficial interest its most recent financial statements showing in reasonable detail its assets and liabilities and the results of its operations.

                                  VII. OFFICERS

7.01 Election of Chief Executive Officer. The Board of Directors will elect the Chief Executive Officer of the Corporation who shall also be the Chairman of the Board of Directors or the President. Such election will regularly take place at each annual meeting of the Board of Directors, but maybe held at any other meeting of the Board of Directors. A person elected to the office of Chief Executive Officer will continue to hold this office until the election of his successor, subject to action earlier taken pursuant to Sections 7.04 or 8.01.

7.02 Appointment of Additional Officers. The Chief Executive Officer will select and the Board of Directors shall appoint the Officers set forth in Sections 7.06 through 7.11 below. In addition to the Officers contemplated in said Sections, the Chief Executive Officer may select and the Board of Directors shall appoint other corporate Officers (as, for example, one or more Assistant Secretaries) having such authority to perform such duties as may be prescribed from time to time by the Chief Executive Officer, by the President or in the case of Assistant Officers, by his/her or their superior Officers (which, in the foregoing example, would be the Secretary). Each of such Assistant Officers will be vested with all of the powers and charged with all of the duties (including those herein specifically set forth) of his superior officer in the event of such superior officers absence or disability.

7.03 Bonds and Other Requirements. The Board of Directors may require any Officer to give bond to the Corporation (with sufficient surety, and conditioned for the faithful performance of the duties of his/her office) and to comply with such other conditions as may from time to time be required of him/her by the Board.

7.04 Removal or Delegations. The Chief Executive Officer may at his sole discretion remove any Officer of the Corporation at any time and with or without cause. In addition, provided that two-thirds (2/3) of the whole membership thereof concurs therein, the Board of Directors may at any time, with or without cause and whenever in its judgment the best interests of the Corporation will be served thereby, remove any Officer, including the Chief Executive Officer, or Agent of the Corporation and declare his Office vacant or temporarily delegate his/her powers and duties to any other Officer or to any Director. Such removal or delegation shall be without prejudice to the contract rights, if any, of the person so removed or whose powers and duties have been delegated. Election or appointment of an Officer or Agent shall not of itself create contract rights.

7.05 Salaries. The Compensation of the Chief Executive Officer shall be determined and set by the Compensation/Administration Committee. All other Officer salaries shall from time to time be fixed by the Chief Executive Officer. No Officer will be prevented from receiving a salary by reason of the fact that he/she is also a Director of the Corporation.

7.06 Chairman of the Board. The Board of Directors may elect a Chairman to serve as a Non-Executive Officer of the Corporation.. The Chairman will preside at all meetings of the Board of Directors and be vested with such other powers and duties as the Board may from time to time delegate to him.

7.07 Chief Officers. The Board of Directors shall elect a Chief Executive Officer who shall also be a Director of the Corporation. The Corporation may also have a Chief Financial Officer who shall also be the Treasurer of the Corporation. The Corporation may also have a Chief Operating Officer who shall also be either the Executive Vice President or President of the Corporation. The Chief Executive Officer shall be the presiding officer over all business affairs of the Corporation, subject only to the direction of the Board of Directors.

7.08 President. The President, in the absence of the Chief Executive Officer, will supervise the business and affairs of the Corporation and the performance by all of its other Officers of their respective duties, subject to the control of the Board of Directors. Except as may otherwise be specifically provided in a resolution of the Board of Directors, the President will be a proper Officer to sign on behalf of the Corporation any deed, bill of sale, assignment, option, mortgage, pledge, note, bond, evidence of indebtedness, application, consent (to service of process or otherwise), agreement, indenture or other instrument of any significant importance to the Corporation. The President may represent the Corporation at any meeting of the stockholders of any other Corporation in which this Corporation then holds shares, and may vote this Corporation*s shares in such other corporation in person or by proxy appointed by him, provided that the Board of Directors may from time to time confer the foregoing authority upon any other person or persons. The President may designate any Vice President to perform any acts, on behalf of the Corporation, in his place.

7.09 Vice Presidents. One or more Vice Presidents may be selected by the Chief Executive Officer each of whom will be vested with all of the powers and charged with all of the duties (including those herein before specifically set forth) of the President in the event of his absence or disability. Each Vice President will perform such other duties as may from time to time be delegated or assigned to him/her by the Board of Directors, Chief Executive Officer, the President or the Executive Vice President, in that order.

7.10 Secretary. The Secretary will keep the minutes of meetings of the stockholders, Board of Directors and any Committee, and all unanimous written consents of the stockholders, Board of Directors and any Committee of the Corporation, see that all notices are duly given in accordance with the provisions of these By-Laws or as required by applicable law, be custodian of the Corporate Seal and Corporate Records, and, in general, perform all duties incident to the office. Except as may otherwise be specifically provided in a resolution of the Board of Directors, the Secretary and each Assistant Secretary will be a proper officer to take charge of the Corporation*s stock transfer books, and to compile the voting record pursuant to Section 3.07, and to impress the Corporation*s Seal on any instrument signed by a duly authorized or empowered Officer, and to attest to the same.

7.11 Treasurer. The Treasurer, absent the election of a Chief Financial Officer, shall serve as the Chief Financial Officer~and will maintain the financial records of the Corporation and supervise all Corporate reporting with any and all government agencies. The Treasurer will keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation, and will cause all money and other valuable effects to be deposited in the name and to the credit of the Corporation in such depositories, subject to withdrawal in such manner as may be designated by the Board of Directors and the Chief Executive Officer. The Treasurer will render to the President and to the Directors (at the regular meetings of the Board or whenever they may require), an account of all his/her transactions, as Treasurer, and of the financial condition of the Corporation.

                              VIII. RESIGNATIONS

     8.01 Resignations. Any director, committee member or officer may resign from his office at any time by written notice delivered or addressed to the Corporation at its principal place of business. Any such resignation will be effective upon its receipt by the Corporation unless some later time is therein fixed, and then from that time. The acceptance of a resignation will not be required to make it effective.

                                    IX. SEAL

     9.01 Form Thereof. The seal of the Corporation will have inscribed thereon the name of the Corporation and the State and year of its incorporation.

     9.02 Use. Except to the extent otherwise required by law or these Bylaws, the seal of the Corporation shall not be required to affixed to any document or act of the Corporation in order for such document or act to be valid and binding upon the Corporation.

     9.03 Authorization. In the absence of the Secretary or Assistant Secretary, any officer authorized by the Board of Directors to do so may affix the seal of the Corporation to any instrument requiring a seal.

                             X. STOCK CERTIFICATES

     10.01 Form. Each certificate representing stock of the Corporation will be in such form as may from time to time be approved by the Board of Directors, will be numbered and will exhibit the holder's name, the number of shares represented thereby and any other information required by law.

     10.02 Signatures and Seal Thereon. All certificates issued for shares of the Corporation's capital stock (whether new, re-issued or transferred) will bear the signatures of the President or a Vice President, and of the Secretary or Assistant Secretary, and the impression of the Corporation's corporate seal. The signatures of such officers of the Corporation, and the impression of its corporate seal, may be in facsimile form on any certificates which are manually countersigned by or on behalf of an independent transfer agent and/or registrar duly appointed by the Corporation for the shares of stock evidenced thereby. If a supply of unissued certificates bearing the facsimile signature of a person remains when that person ceases to hold the Corporation office indicated on such certificates, they may still be countersigned, registered, issued and delivered by the Corporation's transfer agent and/or registrar thereafter, the same as though such person had continued to hold the office indicated on such certificate.

     10.03 Ownership. The Corporation will be entitled to treat the registered owner of any share as the absolute owner thereof and, accordingly, will not be bound to recognize any beneficial, equitable or other claim to, or interest in, such share on the part of any other person, whether or not it has notice thereof, except as may expressly by provided applicable law.

     10.04 Transfers. Transfers of stock will be made on the books of the Corporation only at the direction of the person or persons named in the certificate thereof, or at the direction of his or their duly authorized attorney-in-fact or duly appointed personal representative, and upon the surrender of such certificate, properly endorsed, to the Secretary or the duly authorized transfer agent or agents of the Corporation.

     10.05 Lost Certificates. In the event of the loss, theft or destruction of any certificate representing capital stock of this Corporation or of any predecessor corporation, the Corporation may issue (or, in the case of any such stock as to which a transfer agent and/or registrar have been appointed, may direct such transfer agent and/or registrar to countersign, register and issue) a certificate in lieu of that alleged to be lost, stolen, or destroyed, upon such terms and conditions, including reasonable indemnification of the Corporation, as the Board shall reasonable require, and cause the same to be delivered to the owner of the stock represented thereby, provided that the owner shall have submitted such evidence showing the circumstances of the alleged loss, theft or destruction, and his ownership of the certificate, as the corporation considers satisfactory, together with any other facts which the Corporation considers pertinent.

                      XI. REPEAL, ALTERATION OR AMENDMENT

     11.01 Repeal, Alteration, or Amendment. These Bylaws may be repealed, altered, or amended, or substitute bylaws may be adopted at any time, only by resolution duly adopted by a majority of the entire Board of Directors, subject to repeal or change by action of the shareholders.

                              XII. MISCELLANEOUS

     12.01 Indemnification. To the full extent permitted by Arizona law, the Corporation shall indemnify and pay the expenses of any person who is or was made, or threatened to be made, a party to an action or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that he is or was a director, officer, employee, trustee or agent of or for the Corporation or is or was serving at the request or with the prior approval of the Corporation as a director, officer employee, trustee or agent of another corporation; trust or other enterprise. The Corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee, trustee or agent of or for the prior approval of the Corporation as a director, officer, employee, trustee or agent of another corporation, trust or enterprise, against any liability asserted against him and incurred by him in any capacity or arising out his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of these Bylaws.

     12.02 Dividends. Dividends upon the capital stock of the Corporation, if any, subject to the provisions of the Articles of Incorporation, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Articles of Incorporation and the Arizona General Corporation Law. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purposes as the Directors shall think conducive to the interest of the Corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.

      12.03 Representation of Shares of Other Corporations. The President or any Vice President of this Corporation is authorized to vote, represent and exercise on behalf of this Corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of this Corporation. The authority herein granted to said officers to vote or represent on behalf of this Corporation any and all shares held by this corporation in any other corporation or corporations may be exercised either by such officers in person or by any other person authorized so to do by proxy or power of attorney duly executed by said officers, provided, that the Board of Directors may from time to time confer the foregoing authority upon any other person or persons.

     12.04 Construction and Definitions. Unless the context otherwise requires, the general provisions, rules of construction and definitions contained in the Arizona General Corporation Law shall govern the construction of theses Bylaws. Without limiting the generality of the foregoing, the masculine gender includes the feminine and neuter; and the singular number includes the plural and the plural number includes the singular; and the term "person" includes a corporation or other entity as well as a natural person.

     12.05 Fiscal Year. The fiscal year end of the Corporation shall be designated and determined by resolution of the Board of Directors from time to time.

     12.06 Conduct of Meetings. The Board of Directors shall promulgate rules and regulations and shall establish the rules of procedure applicable at all meetings of shareholders and the Board of Directors or any committee thereof, and the provisions thereof are incorporated herein by reference. Absent a specific rule or regulation, the Chairman shall determine the order of business at any shareholders' or Board of Directors' meeting and shall have authority, in his discretion, to regulate the conduct of such meetings.


                                  CERTIFICATION

     The undersigned, Secretary of Alanco Technologies, Inc., an Arizona corporation, hereby certifies that the foregoing Bylaws of the Corporation were duly adopted by the Board of Directors on August 23, 2002.


                           -------------------------------
                           Adele Macintosh, Secretary

\3401\Alanco Bylaws.wpd