Form 10QSB
period 2002-09-30
ALANCO TECHNOLOGIES INC
filed 2002-11-15
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

       For the quarter ended . . . . . . . . . . . . . . . September 30, 2002
       Commission file number . . . . . . . . . . . . . . . . . . . . .0-9347

                            ALANCO TECHNOLOGIES, INC.
                            -------------------------
                 (Exact name of registrant as specified in its charter)

               Arizona                                       86-0220694
               --------------------------------------------------------
                  (State or other jurisdiction        (I.R.S. Employer
               of incorporation or organization)     Identification No.)

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

         As of November 5, 2002 there were 17,048,100 shares of common stock, net of treasury shares, issued and outstanding.

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

                                      INDEX


                                                                     Page Number

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets
                   September 30, 2002 and June 30, 2002  ...................3

              Consolidated Statements of Operations
                  For the three months ended September 30,
                       2002 and 2001....................................... 4

              Consolidated Statements of Cash Flows
                  For the three months ended September 30,
                       2002 and 2001........................................5

              Notes to Consolidated Financial Statements .................. 6
                       Note A - Basis of Presentation
                       Note B - Inventories
                       Note C - Deferred Revenues
                       Note D - Segment Data

    Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ...................7

PART II. OTHER INFORMATION

    Item 2    Changes in Securities.........................................9
    Item 6.   Exhibits ....................................................10
    Signature .............................................................10


                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                      AS OF
ASSETS
                                                    Sept 30,2002  June 30,2002
                                                     (unaudited)
                                                     ------------ ------------
CURRENT ASSETS
      Cash                                           $    179,000 $    328,400
      Accounts receivable, net                          1,179,100      781,500
      Inventories, net                                  1,512,900    1,256,400
      Prepaid expenses and other current assets            95,500       79,000
                                                     ------------ ------------
           Total current assets                         2,966,500    2,445,300
                                                     ------------ ------------

PROPERTY, PLANT AND EQUIPMENT, NET                        447,900      500,100
                                                     ------------ ------------

OTHER ASSETS
      Goodwill, net                                     5,318,400    5,318,400
      Patents, licenses and software development,
           net                                          1,076,600    1,131,700
      Long-term notes receivable, net                     179,900      194,200
      Net assets held for sale                            259,700      272,600
                                                     ------------ ------------
           Total other assets                           6,834,600    6,916,900
                                                     ------------ ------------
TOTAL ASSETS                                         $ 10,249,000 $  9,862,300
                                                     ============ ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES

      Accounts payable & accruals                    $  1,949,700 $  1,356,400
      Credit line                                         547,000      500,000
      Notes payable and capital leases, current            83,100      101,900
      Deferred revenue, current                           276,200       69,700
                                                     ------------ ------------
           Total  Current Liabilities                   2,856,000    2,028,000
                                                     ------------ ------------

LONG TERM LIABILITIES
      Notes payable and capital leases, long term       1,205,100    1,205,100
      Deferred revenue, long term                          85,600       85,600
                                                     ------------ ------------
           Total Long Term Liabilities                  1,290,700    1,290,700
                                                     ------------ ------------

TOTAL LIABILITIES                                       4,146,700    3,318,700
                                                     ------------ ------------
      Preferred stock, 51,900 and 50,600 shares
           issued and outstanding, respectively           506,200      493,600
                                                     ------------ ------------

SHAREHOLDERS' EQUITY
      Common stock, 17,548,100 and 17,515,600
           issued, and 17,048,100 and
           17,015,600 outstanding, respectively        63,404,800   63,386,700
      Treasury stock, 500,000 shares at cost             (375,100)    (375,100)
      Accumulated deficit                             (57,433,600) (56,961,600)
                                                     ------------ ------------
           Total shareholders' equity                   5,596,100    6,050,000
                                                     ------------ ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 10,249,000 $  9,862,300
                                                     ============ ============

  The accompanying notes are an integral part of these financial statements

                ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  FOR THE 3 MONTHS ENDED SEPTEMBER 30,
                                                           2002        2001
                                                      ------------ ------------

NET SALES                                             $ 2,391,600  $ 2,138,600

       Cost of goods sold                               1,497,500    1,247,400
                                                      ------------ ------------

GROSS MARGIN                                              894,100      891,200

       Selling, general and administrative expenses     1,333,700    1,273,600
                                                      ------------ ------------

OPERATING LOSS                                           (439,600)    (382,400)

OTHER INCOME & EXPENSES
       Interest expense, net                              (27,100)      (7,800)
       Other expense, net                                  (1,800)      10,400
                                                      ------------ ------------
LOSS FROM CONTINUING OPERATIONS                          (468,500)    (379,800)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  9,100       (1,400)
                                                      ------------ ------------
LOSS FROM OPERATIONS                                     (459,400)    (381,200)

       Preferred stock dividend                           (12,600)       --
                                                      ------------ ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          $  (472,000) $  (381,200)
                                                      ============ ============
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
            - Continuing operations attributable
              to common shareholders                  $     (0.03) $     (0.04)
                                                      ============ ============
            - Discontinued operations                 $      0.00  $     (0.00)
                                                      ============ ============
            - Net Loss                                $     (0.03) $     (0.04)
                                                      ============ ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             17,032,800    8,707,400
                                                      ============ ============

 The accompanying notes are an integral part of these financial statements

                     ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                           2002        2001
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                        $ (459,400)  $ (381,200)
            (Income) loss from discontinued operations     (9,100)       1,400
                                                       -----------  -----------
       Net loss from continuing operations               (468,500)    (379,800)

       Adjustments to reconcile net income to net
            Cash used in operating activities:
            Depreciation and amortization                 113,400       64,000
            Stock issued for services                      18,100       23,000

       Changes in:
            Accounts receivable, net                     (397,600)     238,300
            Inventories                                  (256,500)     105,600
            Prepaid expenses and other assets              (5,500)        (600)
            Accounts payable and accrued expenses         593,300      253,400
            Deferred revenue                              206,500         --
                                                       -----------  -----------
       Net cash used in continuing operations            (196,800)     303,900
                                                       -----------  -----------
            Net cash from discontinued operations          22,100        5,000
                                                       -----------  -----------
       Net cash used in operating activities             (174,700)     308,900
                                                       -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Collection of notes receivable                       3,200        6,700
       Purchase of property, plant and equipment           (6,100)     (99,400)
       Intangible assets, acquisition                        --       (160,000)
       Purchase of treasury stock                            --        (24,000)
                                                       -----------  -----------
       Net cash provided by (used in) investing
            activities                                     (2,900)    (276,700)
                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Advances on borrowings                            555,100      535,000
        Repayment on borrowings                          (526,900)    (558,300)
                                                       -----------  -----------
        Net cash provided by (used in) financing
            activities                                     28,200      (23,300)
                                                       -----------  -----------

NET INCREASE (DECREASE) IN CASH                        $ (149,400)  $    8,900

CASH AND CASH EQUIVALENTS, beginning of period         $  328,400   $   81,000
                                                       -----------  -----------

CASH AND CASH EQUIVALENTS, end of period               $  179,000   $   89,900
                                                       ===========  ===========


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

       Cash paid for interest                          $   27,300   $   29,300
                                                       ===========  ===========
       Non-cash activities

            Value of stock issued for services         $   18,100   $   23,000
                                                       ===========  ===========

            Preferred stock dividend in kind           $   12,600   $     --
                                                       ===========  ===========

 The accompanying notes are an integral part of these financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

Note A - Basis of Presentation

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company")operates in two business segments: Data Storage Segment and RFID Tracking Segment.

         The unaudited condensed consolidated balance sheet as of September 30, 2002 and the related unaudited condensed consolidated statements of operations, and cash flows for the quarters ended September 30, 2002 and 2001 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such adjustments necessary consisted of normal recurring items and the elimination of all significant intercompany balances, transactions and stock holdings.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2002, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.


Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of September 30, 2002, and June 30, 2002, are summarized as follows:

                                          September 30, 2002    June 30, 2002
                                              (unaudited)
                                          ------------------    -------------
         Finished goods                         $  670,000        $  613,300
         Work-in-process                            89,700           111,400
         Raw material                              926,700           705,200
                                               -----------       -----------
         Total                                  $1,686,400        $1,429,900
            Less - reserve for obsolescence       (173,500)         (173,500)
                                               -----------       -----------
                                                $1,512,900        $1,256,400
                                               ===========       ===========

Note C - Deferred Revenue

         Deferred Revenue at September 30, 2002 and June 30, 2002 consist of the following:

                                                   Sept. 30, 2002 June 30, 2002
                                                    (unaudited)
                                                   -------------- -------------
         Billings in excess of cost and estimated
           earnings on uncompleted contracts         $ 260,600     $  54,100
         Extended warranty revenue                     101,200       101,200
                                                   -----------    ----------
                  Total                                361,800       155,300
                           Less current portion       (276,200)      (69,700)
                                                   -----------    ----------
         Deferred revenue - long term                $  85,600     $  85,600
                                                   ===========    ==========

Note D - Industry Segment Data

Information concerning operations for the three months ended September 30, by industry segment follows (unaudited):

                                            2002         2001
                                       ------------  -----------
Revenue
  Data Storage                         $   909,200   $ 2,138,600
  RFID Technology                        1,482,400          --
                                       -----------   -----------
Total                                    2,391,600     2,138,600
                                       -----------   -----------
Gross Profit
  Data Storage                             399,900       891,200
  RFID Technology                          494,200          --
                                       -----------   -----------
Total                                      894,100       891,200
                                       -----------   -----------
Operating Income
  Data Storage                            (169,100)     (188,700)
  RFID Technology                          (45,300)         --
                                       -----------   -----------
Total                                     (214,400)     (188,700)
 Less Corporate                           (227,000)     (183,200)
 Interest Expense, Net                     (27,100)       (7,900)
 Other                                       9,100        (1,400)
                                        -----------   -----------
Loss From Operations                   $  (459,400)  $  (381,200)
                                        ===========   ===========

Depreciation and Amortization
 Data Storage                               35,900        59,400
 RFID Technology                            74,600          --
 Corporate                                   2,900         4,600
                                       -----------   -----------
Total                                  $   113,400   $    64,000
                                       ===========   ===========

Identifiable Assets
 Data Storage                            1,988,800     2,108,700
 RFID Technology                         7,707,400     6,991,300
 Corporate                                 552,800       762,300
                                       -----------   -----------
Total                                  $10,249,000   $ 9,862,300
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

General

         Information on industry segments is incorporated by reference from Note D to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, inventory valuations, estimated profit or uncompleted RFID contracts in process, income and expense recognition, income taxes and commitments and contingencies. Our estimates are based upon historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

         Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. We considered the following to be critical accounting policies:

         Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Revenue Recognition - The Company recognizes revenue from the Data Storage Segment, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided. Revenue from material long-term contracts (in excess of $250,000 and over 90-day period) in both the Data Storage Segment and the RFID Tracking Segment are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined. Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

         Long-lived assets and intangible assets - We review carrying values whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Results of Operations - Three months ended 9/30/2002 versus 9/30/2001

          Consolidated revenue for the quarter ended September 30, 2002 was $2,391,600, compared to $2,138,600 for the comparable quarter of the previous year, an increase of $253,000 or 11.8%. The increase in revenue is attributed to the acquisition of the RFID tracking technology, effective June 1, 2002, a new business segment for the Company that reported revenues during the quarter of $1,482,400. Excluding the RFID Tracking Segment, revenue for the Data Storage Segment decreased to $909,200, compared to $2,138,600 for the comparable quarter, a decrease of $1,229,400, or 57.4%. The decrease in Data Storage Segment revenues resulted from the closure of the Company's SanOne SAN (Storage Area Network) operation and reduced demand for data storage products in the remaining data storage operations.

         The Loss from Operations for the quarter was $459,400, compared to a loss of $381,200 for the same quarter of the prior year. The increase in Loss from Operations was due to RFID Tracking Segment losses, increases in interest expense and increases in corporate expenses, offset by a reduction in the Data Storage Segment operating loss. During the quarter the Company issued a preferred stock dividend of $12,600, resulting in the Net Loss Attributable to Common Stockholders of $472,000, or $.03 per share, compared to $381,200, or $.04 per share, in the comparable quarter. The operating results have continued to be affected by unfavorable economic conditions and reduced capital spending that have adversely affected Alanco's business in recent quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

         Operating results for the quarter reflected income from discontinued operations of $9,100, compared to a loss from discontinued operations of $1,400 for the comparable quarter in 2001.

          Selling, general and administrative expenses for the current quarter increased to $1,333,700, compared to $1,273,600 incurred in the comparable quarter of 2001. The increase was attributable primarily to the additional selling, general and administrative expenses of the new RFID Tracking Segment operations, offset by reduction of sales commissions and the elimination of selling, general and administrative costs associated with the SanOne SAN subsidiary that has ceased operation.

Liquidity and Capital Resources

         The Company's current assets at September 30, 2002 exceeded current liabilities by $110,500, or a current ratio of 1.04 to 1, compared to a current ratio of 1.20 to 1 at fiscal year end June 30, 2002. The decrease in current ratio resulted primarily from the current loss for the quarter and increases in current assets.

         Accounts receivable of $1,179,100 at September 30, 2002, reflects an increase of $397,600, or 50.9%, from the $781,500 reported as consolidated accounts receivables at the end of fiscal year 2002. The increase resulted from normal contract receivables for the RFID Tracking Segment of $661,600 at September 30, 2002, compared to $181,400 reported at June 30, 2002. The Data Storage Segment accounts receivables decreased to $517,500, a decrease of $82,600, or 13.8%, compared to the $600,100 reported at June 30, 2002. The Data Storage Segment accounts receivable balance at September 30, 2002 represented fifty-one days sales in receivables compared to forty-one days sales at June 30, 2002. The increase in day's sales in receivables resulted from a larger percentage of sales occurring in the final month of the quarter compared to the prior fiscal year end results.

         Consolidated inventories at September 30, 2002 amounted to $1,512,900, compared to $1,256,400 at June 30, 2002. The increase resulted from increases in inventories required for existing contracts for the RFID Tracking Segment that reported $529,500 in inventory at September 30, 2002, compared to $257,200 at fiscal year end. The decrease in Data Storage Segment inventory was not proportionate with the decrease in Data Storage Segment sales and reflects the segment's inability to proportionately reduce inventory balance during the year as revenues decreased from prior levels.

         The Company has a $1.3 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 4%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At September 30, 2002, the Company had drawn $1,047,000 under the line of credit, which expires December 31, 2003. Under the line of credit agreement, the Company must maintain a minimum balance due of at least $500,000 through December 31, 2003. Due to the $500,000 balance requirement and the December 2003 expiration date, the $500,000 minimum balance is presented at June 30, 2002 and September 30, 2002 as long-term notes payable - bank. At September 30, 2002, $253,000 was available under the line of credit agreement.

         Cash used in operations for the quarter was $174,700, an increase of $494,100 when compared to cash generated from operations of $308,900 for the comparable quarter ended September 30, 2001. The increase in cash used in operations was due primarily to increases in accounts receivable and inventories during the quarter compared to a reduction in accounts receivable and inventories during the prior year comparable quarter.

         During the quarter the Company purchased approximately $6,100 of additional equipment compared to $99,400 purchased in the quarter ended September 30, 2001. Repayment on borrowing during the quarter amounted to $526,900, while advances from borrowing amounted to $555,100.

Item 3 - CONTROL AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on various evaluations of the Company's disclosure controls and procedures, some of which occurred during the past 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required periods.

         The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

         Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         The Company is not currently a party in any litigation. However, the Company's Board of Directors has received written communications from the Board of Directors of Technology Systems International, Inc., a Nevada corporation ("TSIN") from which the Company acquired its RFID tracking operations, effective June 1, 2002. The communication indicated dissatisfaction with the earn-out formula set forth in the acquisition agreement and requests special consideration and/or modifications. The Company's Board of Directors has reviewed the communications from TSIN in detail and has responded that based upon the information presented by TSIN, no modification to the contract would be appropriate. If TSIN were to pursue any legal action against the Company in this matter, the Company is confident it will prevail. The letter received and the Company's response is attached as Exhibits A and B, respectively, to this filing.

Item 2 - CHANGES IN SECURITIES

           During the quarter ended September 30, 2002, the company issued 18,100 shares of common stock for services rendered.

Item 6.  EXHIBITS 10.9

         Exhibit A - Letter from Technology Systems International, Inc. Board of Directors

         Exhibit B - Letter from Alanco Technologies, Inc. Board of Directors

         Exhibit C - Restated Articles of Incorporation

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

                                                   ALANCO TECHNOLOGIES, INC.
                                                   (Registrant)


                                                   /s/John A. Carlson
                                                   ---------------------
                                                   John A. Carlson
                                                   Chief Financial Officer


DATE: November 14, 2002


CERTIFICATION

I, Robert R. Kauffman, President and Chief Executive Officer of Alanco Technologies, Inc. (the "Company"), certify that:

    (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September30, 2002 (the"Report");

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

    (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

    (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

By /s/ Robert R. Kauffman
       President and Chief Executive Officer


I, John A. Carlson, Chief Financial Officer of Alanco Technologies, Inc. (the "Company"), certify that:

    (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report");

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

    (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

         a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

    (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

By /s/ John A. Carlson
       Chief Financial Officer

Exhibit 99.1

             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco
   Technologies, Inc., certify that:

1. The Quarterly Report of Alanco Technologies, Inc. on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                           /s/ Robert R. Kauffman
                               Robert R. Kauffman
                               Chairman and Chief Executive Officer
                               November 14, 2002

                                  Exhibit 99.1

             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., certify that:

1. The Quarterly Report of Alanco Technologies, Inc. on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section
    13(a) or 15(d) of the  Securities  Exchange Act of 1934, and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                           /s/ John A. Carlson
                               John A. Carlson
                               Executive Vice President & Chief Financial
                                    Officer
                               November 14, 2002

                                  EXHIBIT A

                     Technology Systems International, Inc.
                               Board of Directors

                                INTRODUCTION

         In an attempt to address concerns and planned actions at Alanco Technologies, Inc. ("Alanco") by several large Technology Systems International, Inc. ("TSI") shareholders, a number of TSI Directors would like for the Alanco Board of Directors to review this letter and determine if some amicable solution or resolution of these concerns can be provided to accommodate the TSI Shareholders and enable Alanco to go forward without any disruption to their business plan.


October 17, 2002

To: The Board of Directors of Alanco Technologies, Inc.

         This letter is sent to the Alanco Board of Directors ("BOD") by four
(4) of the six (6) Directors of TSI. The two (2) directors not included are Mr. Robert Kauffman, Alanco CEO and Chairman and Mr. Greg Oester, CEO of TSI, the two individuals who signed the Amended Acquisition Agreement for their respective companies. It is obvious that the two signers are in a conflict of interest position and were not involved in any of these discussions which resulted in this letter being drafted and provided to each Alanco BOD member.

         The process of the merging of TSI with Alanco was based on the financial needs of both companies as neither was having success in raising capital by the end of Calendar year 2001. TSI's over riding issue was to raise sufficient capital to carry out its business plan. It was communicated to TSI, by Alanco, that with the merger of the two entities that Alanco would be able to accommodate TSI's financial needs and adequate funds would be in place for the successful implementation of TSI's business plan. The assurance that Alanco would be able to fulfill this financial role with its existing resources, line of credit, proposed sale of two (2) data storage companies (projected at US 3.0 Million Dollars), and the ability to raise capital with its planned acquisition of TSI ultimately sealed the Board's decision to merge with Alanco. The adequate funding has not occurred as Alanco/TSI continues to struggle to make payroll.

         During the discussion phase of putting an acquisition agreement together, a number of off-site meetings occurred between Alanco's Senior Management, Greg Oester (CEO of TSI) and select TSI Shareholders. These meetings occurred on an ad hoc basis and no notes were recorded and the content and assurances remain a point of contention. It is understood that there was discussion concerning problems with an adverse take over by TSI which would affect the NASDAQ listing of Alanco, therefore the creation of an earn out schedule was formulated as part of the plan for acquisition. There remains contention over whether there were assurances given to TSI Shareholders


Letter to Alanco BOD Draft          Page 1 of 3

                    Technology Systems International, Inc.
                              Board of Directors


concerning the earn-out formula or not at these meetings prior to the Board's discussion on February 19, 2002 to approve the Amended Acquisition Agreement.

         Let me restate, that the undersigned Directors desire an amicable solution to these noted concerns and foremost feel that the rights of all TSI Shareholders be honored.

         When a TSI Director at the February 19, 2002 Board of Directors meeting requested consideration for Board seats on behalf of TSI Shareholders, this request was flatly denied by Alanco's CEO and TSI Director Mr. Robert Kauffman. This position by Alanco of not allowing any TSI Director's on its BOD coupled with the diminution of TSI's Shareholders voting rights from a Class A share with 1 for 1 voting rights to a Class B share with a 1 for 100 voting right exacerbates the above noted position of Alanco (no representation on its Board for TSI Shareholders).

         As a result of the above, the undersigned Directors have reviewed Nevada Revised Statutes ("NRS") 78.139 re: "DIRECTORS AND OFFICERS: DUTIES, PRESUMPTIONS AND POWERS WHEN CONFRONTED WITH CHANGE OR POTENTIAL CHANGE IN CONTROL OF CORPORATION". For the record, the undersigned Directors at the TSI Board of Directors meeting on February 19, 2002 felt they were taking appropriate action based on the information made available to them at that time. However, in view of our obligations pursuant to NRS 78.139 and shareholders dissatisfaction with the lack of representation on the Alanco BOD this has become a serious point of contention and as Directors we feel Alanco should share our concerns and revisit their position on this matter.

         Another issue concerning the Amended Acquisition Agreement is that shareholders affected by the Excluded Liabilities never were given any list or document that spelled that out prior to the vote on acceptance of the terms of payout from the Acquisition Agreement. In addition none of the undersigned Directors of TSI received this list of Excluded Liabilities prior to or at the February 19, 2002 TSO BOD Meeting. It is the position of these Directors that a number of TSI Shareholders in good faith provided working capital, in the form of loans, for the continuation of operations of TSI prior to the merger with Alanco and are all deserving to be paid and these liabilities should be the responsibility of Alanco.

         The last issue included for your review is the earn-out schedule for distribution of shares to TSI Shareholders and the degree that the lack of adequate funding has impacted this schedule. The inability of TSI to not make its earn out in accordance with the schedule and Alanco's inability to sell its 2 data storage companies for US 3.0 Million Dollars may not be anyone's fault, but both impact greatly these two entities and the TSI Shareholders should not take the brunt of both of these circumstances.


Letter to Alanco BOD Draft          Page 2 of 3

                     Technology Systems International, Inc.
                               Board of Directors


         Hopefully, you as Alanco Board members will review these and other matters of serious concerns not listed in this letter carefully and determine what accommodation can be made for the TSI Shareholders concerning these issues. All of the undersigned would be more than happy to meet with the BOD of Alanco at your earliest possible convenience to discuss our concerns. Thank you for your consideration concerning these matters and we respectfully request that you reply within in 14 days.

                               Respectfully yours,



                              /s/ James G. Ricketts
                              James G. Ricketts, Ph.D.
                              Chairman, TSI



                              /s/ Frederick M. Carrington
                              Frederick M. Carrington, Ph.D.
                              Director, TSI



                              /s/ Evert Eggink
                              Evert Eggink, Captain
                              Director, TSI



                              /s/ Kevin L. Jones
                              Kevin L. Jones
                              Director, TSI




















Letter to Alanco BOD Draft          Page 3 of 3

                                  EXHIBIT B



                                November 4, 2002




To the Board of Directors
Technology Systems International, Inc.  (Nevada)


Following a diligent review of the background and historical facts concerning the acquisition by a subsidiary of Alanco Technologies, Inc, ("Alanco") of the business and assets of Technology Systems International, Inc ("TSI"), meetings with two of our directors on a one-to-one basis with representatives of TSI, and a review of various correspondence received by the Alanco board, including your letter of October 17, 2002, the Alanco board sets forth its response to the issues raised by or on behalf of TSI as follows.

The history of the negotiations culminating in the acquisition are set forth in Alanco's Proxy Statement filed with the Securities and Exchange Commission on April 22, 2002 with respect to the Alanco Shareholders Meeting held May 14, 2002, at which issuance of the Alanco shares necessary for the acquisition of TSI was approved. Those negotiations initially resulted in a written letter of intent which was executed by both Alanco and TSI. The letter of intent had the following language concerning the consideration to be received by TSI for its assets:

         Acquisition Consideration. The parties intend that the business combination of TSI and Alanco shall be consummated with the issuance of Alanco stock on an approximate basis of one to one with the outstanding shares of TSI which is assumed to approximate 24 million shares at closing. The shares and other consideration to be paid to TSI for TSI Assets shall be paid as follows:

         a. Alanco will immediately advance TSI the sum of $25,000 pursuant to terms and conditions as specified in the attached form of Note.

         b. Alanco to exchange 6,000,000 shares of Alanco common stock for TSI Assets at closing.

         c. In addition, Alanco shall transfer to TSI up to 18 million additional shares (total of 24 million shares) depending on financial performance of TSI over the six-month period ending June 30, 2002 and the twelve-month period ending December 31, 2002. Timing and amount of shares distributed to be determined by an approved formula.

         d. Sub paragraphs b. and c. above may be amended to include the payment of preferred stock under terms acceptable to both parties.

The letter of intent was approved by the TSI board of directors in writing on December 18, 2001. Clearly, the concept of an "earn-out" with respect to TSI's financial performance for 2002 was part of our agreement from the very start of negotiations. Further, we understand that a copy of the letter of intent, together with a draft of the earn-out formula from the first Acquisition Agreement, was sent to all of the TSI shareholders in late December, 2001 or early January, 2002, in connection with solicitation of TSI shareholder approval for the proposed transaction. The wording of the resolution, which was approved by over 70% of the TSI shareholders (including each of the TSI directors owning shares of TSI - other than Mr. Ricketts whose shares were purchased by Alanco), included the following language:

         WHEREAS, the terms of the Sale would require all Shareholders of Technology Systems International, Inc. to receive (pro rata) shares of Alanco Common Stock (6,000,000 shares at the close of the transaction and up to an additional 18,000,000 shares pursuant to an earn-out formula) thereby resulting in Technology Systems International, Inc. becoming a wholly owned subsidiary of Alanco,

         RESOLVED, that the Shareholders hereby approve the Sale of the assets of the Corporation and instruct the Officers, Directors and Agents of the Corporation to take any actions necessary to effectuate said sale.

Again, the earn-out concept was known to and approved by the TSI shareholders from the beginning.

Further, the minutes of the TSI board of directors meeting of February 19, 2002 reflect discussions among the TSI board members with respect to the earn-out formula including a discussion of some of the parameters comprising the earn-out formula. At that time, the earn-out shares were set forth in the Amended Acquisition Agreement to be Class B common shares of Alanco, a fact specifically mentioned in the minutes of the meeting. After the discussion, the TSI board unanimously (except for Bob Kauffman's abstaining) approved the Amended Acquisition Agreement.

At the closing of the transaction on May 14, 2002, Alanco requested and received a written certification by Everett Bell, TSI's corporate secretary, of the adoption by the TSI board of directors and shareholders of actions approving the transaction. That certification was relied upon by Alanco in closing the transaction.

As you know, Alanco is publicly traded with approximately 4,000 shareholders. Alanco prepared and sent to all of its shareholders its SEC reviewed Proxy Statement describing the transaction and soliciting votes approving the same. The Proxy Statement included a copy of the Amended Acquisition Agreement and a description of all of its important provisions. The Proxy Statement also included a statement that the agreement would not be significantly modified from the one presented without further shareholder approval. Therefore, no significant change to the agreement is possible at this time without further Alanco shareholder approval.

With the above background, we will respond to each of the issues which we believe have been presented by your October 17th letter.

1. Issues concerning the earn-out. Although it is somewhat difficult to precisely ascertain the specific claims and requested agreement modifications sought, it is apparent that some TSI people believe that the earn-out is unfair to the TSI shareholders and should be changed, perhaps by extending the earn-out period. We understand the argument advanced by TSI to be as follows:

         a. The earn-out was added to address requirements with respect to Alanco's NASDAQ listing requirements. Actually, the earn-out was integral to the proposed transaction from the beginning and the exact earn-out formula was also devised to address the NASDAQ situation. TSI was only beginning to make sales and had large expectations concerning future sales not yet made. Obviously, the value of TSI turns upon the success of its Prism System and the actual system sales. If few actual sales occur, then TSI has little value. On the other hand, if the majority of TSI's projected sales actually occurred, then TSI's value would be greatly enhanced. Alanco's approach to valuing TSI was based upon this reality. The earn-out formula approach was utilized to assure Alanco that it would not be paying too much for TSI if the sales failed to materialize, while simultaneously rewarding the TSI shareholders if the projected sales actually occurred. Furthermore, the TSI sales projection which formed the basis of the earn-out formula, was the exact same projection developed by TSI management several months prior to the December 2001 preliminary acquisition agreement with Alanco. This approach was advanced by Alanco from the very beginning and was the approach approved by the TSI shareholders and directors months before the acquisition closing.

                      The determination by Alanco of the number of shares to be
             paid at closing was, however, related to Alanco's NASDAQ listing status. Alanco was aware that its listing would be jeopardized if NASDAQ felt that the transaction would result in a "reverse merger." This limited the initial share distribution at closing to less than approximately 8,000,000 (100% of Alanco's then outstanding shares) and less than 7,000,000 due to the proposed issuance of an additional 1,000,000 shares to TSI creditor, EMS. In its final consideration, based upon these and other business considerations, Alanco management determined that the number of initial shares to be issued to TSI should be 6,000,000 shares at closing.

                      Alanco subsequently learned that the earn-out shares would also be counted by NASDAQ in their analysis of whether a reverse merger would take place. After much discussion with NASDAQ, it was determined that NASDAQ would not deem the transaction to be a reverse merger if the Alanco shares to be issued to TSI, including the potential earn-out shares, would not give TSI shareholders the right to elect a majority of Alanco's directors, and therefore the TSI shareholders would not control Alanco. Therefore, it was determined that the earn-out shares should be a new class of Alanco Class B common shares with limited voting rights. The Acquisition Agreement was amended accordingly, and it was the Amended Acquisition Agreement that was specifically approved by the TSI board of directors at its meeting in February, 2002.

                      Allegations have been made that certain Alanco officers
             verbally stated that 1) the earn-out portion of the shares would be issued irrespective of TSI's performance, and/or 2) that those shares would be regular Class A common shares, again irrespective of the Acquisition Agreement. Besides the fact that no Alanco officer made such statements, such verbal commitments would be patently illegal and unenforceable without approval by Alanco's board of directors and as indicated above, its shareholders.

                      Irrespective of the origin of the earn-out formula, or its details, the formula was in the Amended Acquisition Agreement from early February, 2002, and the formula was approved by the TSI board with discussion that the final derivation of the formula also met the approval granted by the TSI shareholders. It is inappropriate to raise issues concerning the earn-out formula for the first time in July of 2002, six months following TSI board and shareholder approval and two months after the closing.

         b. An extension of time for the earn-out formula to be met should be granted. It seems that this argument has been primarily advanced based upon an allegation that Alanco has not adequately funded the TSI operation thereby impacting the TSI operation's ability to meet the earn-out formula in the allotted time frame. In this regard, it has been alleged that Alanco's credit line expired and that Alanco has not sold its other operating subsidiaries, thereby depriving TSI of adequate funding.

             Alanco has fully funded the TSI operation. In the time period from the December 2001 Preliminary Acquisition Agreement to the May 2002 closing, Alanco raised approximately $1.5 million in new equity financing with Alanco advancing TSI approximately $500,000 cash for its operations through the May 2002 closing, and has continued to supply all of TSI's cash needs. Although the old Alanco bank credit line was due to expire at the end of June, 2002, Alanco arranged a much more flexible credit facility to replace the bank line in mid-June, 2002. Alanco was never without an adequate credit line, and in fact, has never drawn the full amount available under its current credit facility. The allegations that Alanco has not had the necessary cash to fund the TSI operations is simply wrong. In fact, the TSI operations have expanded since the acquisition by two new engineers and an additional sales person. Both the president and executive vice president of TSI have stated that TSI's sales and business performance have not been hindered by any funding shortage.

                      The concern regarding Alanco's disposition of its other
             operating subsidiaries is irrelevant relative to TSI meeting the earn-out formula. As indicated above, TSI sales have not been hindered by any lack of funding.

                      If TSI fails to meet the earn-out formula, it will not be
             due to any lack of effort or cash expended by Alanco. It will simply be because of factors beyond our control and that is exactly why the earn-out formula was part of the transaction in the first place.

2. Issues concerning Alanco board membership. You have advanced the position that TSI should have the right to appoint directors to Alanco's board of directors. This argument is particularly confusing in light of the minutes of the TSI Board Meeting of February 19, 2002 and your letter of October 17th, which both indicate that board membership was specifically discussed during negotiations with the result that Alanco CEO, Bob Kauffman, firmly stated that no changes in Alanco's Board would occur as a result of the acquisition, and the Amended Acquisition Agreement has no provision allowing TSI to appoint any board members. In other words, this matter was negotiated and agreement reached to the effect that no Alanco Board seats would be provided to TSI representatives.

3. Issues concerning Excluded Liabilities. Your letter of October 17th indicates that no one saw a list of Excluded Liabilities prior to the TSI board meeting of February 19, 2002. Apparently, there is some confusion. There is no separate list or schedule to the Acquisition Agreement of Excluded Liabilities. Section
2.2 of the Amended Acquisition Agreement, which the TSI board had and approved at their February meeting, sets forth the liabilities which were not to be assumed by Alanco, that is, the Excluded Liabilities. A number of categories of excluded liabilities are set forth with the final provision in subparagraph (h) of: "[a]ny liability known or unknown, not assumed by Alanco under the provisions of Section 2.1 above." In other words, there is no Excluded Liability list as all liabilities were excluded other than those specifically assumed pursuant to section 2.1 of the Agreement. Furthermore, Section 2.1 states that the only liabilities to be assumed were those specifically set forth on Schedule
2.1 to the agreement. If the TSI board failed to review Schedule 2.1, then they could only assume that no liabilities were to be assumed.

Your reference to the list of Excluded Liabilities is likely a reference to
Schedule 2.1-2 where certain obligations of TSI to some of its shareholders with respect to advances made by such shareholders is set forth. Rather than being Excluded Liabilities, these liabilities are specifically assumed contingent upon reaching a net profit of $1,000,000 from the TSI operations. Similar to the stock earn-out provisions, this additional consideration to be paid in the form of Alanco assuming the obligation to pay these TSI liabilities is contingent upon future TSI operations, namely, the TSI operation achieving $1,000,000 in profit.

Your letter of October 17th also requests review of "other matters of serious concerns not listed in this letter." We have addressed all matters that we understand have been raised and hope that all important issues have been addressed. We can only assume any issues not addressed are not very significant if you did not find them important enough to mention in your letter of October 17th.

We hope that our explanation of the actual events pertinent to the transaction, and our explanation of the same, is of some aid to you. We do not believe it is appropriate to modify the agreement, and could not do so without a ratification vote of our shareholders, which we are unwilling to recommend as it would not be in the best interest of our shareholders to do so.

                  By Unanimous Resolution of the Board of Directors
                          of Alanco Technologies, Inc.


                              /s/ Adele Mackintosh
                              Adele Mackintosh, Secretary

                                   EXHIBIT C

                                 SECOND RESTATED

                            ARTICLES OF INCORPORATION

                                       OF

                            ALANCO TECHNOLOGIES, INC.


                                    ARTICLE I

         The name of the Corporation shall be ALANCO TECHNOLOGIES, INC..

                                   ARTICLE II

         The known place of business of the Corporation shall be 15575 North 83rd Way, Suite 3, Scottsdale, Arizona 85260.

                                   ARTICLE III

         The Corporation initially intends to engage in the business of researching, designing, manufacturing and selling environmental technology and related equipment, to engage in the business of mining, and to perform any and all things related to said business.

                                   ARTICLE IV

                  The authorized capital stock of the Corporation shall consist of Seventy-Five Million (75,000,000) shares of Class A Common Stock, Twenty-Five Million (25,000,000) shares of Class B Common Stock, and Twenty-Five Million (25,000,000) shares of Preferred Stock.

                  Upon filing of Articles of Amendment to the Corporation's Articles of Incorporation with the Arizona Corporation Commission adopting this
Article IV in replacement of the former Article IV of the Corporation's Articles of Incorporation, each issued and outstanding share of the Corporation's former Common Stock shall automatically be converted into one share of Class A Common Stock

                  The holders of the Class A Common Stock shall be entitled to one vote for each share held by them of record on the books of this Corporation, and subject to any preferential rights of the Preferred Stock, shall participate equally with all other holders of shares of Class A Common Stock and Class B Common Stock with respect to dividends and receiving the net assets of the Corporation upon dissolution.

                  The holders of the Class B Common Stock shall be entitled to one-one hundredth (1/100th) of one vote for each share held by them of record on the books of this corporation, and subject to any preferential rights of the Preferred Stock, shall participate equally with all other holders of shares of Class A Common Stock and Class B Common Stock with respect to dividends and receiving the net assets of the Corporation upon dissolution.

                  The Preferred Stock shall be issued in such series with such designation, preferences, voting rights, privileges and such other restrictions and qualifications as the Board of Directors may by resolution establish in accordance with Arizona Revised Statutes Section 10-602, or its successor. Any previous certificates filed pursuant to said section shall remain in effect.


                                    ARTICLE V

         The business and affairs of this Corporation shall be conducted by a Board of Directors of not less than three (3) and no more than nine (9) members. The directors need not be shareholders. The Board of Directors shall have the power to increase or decrease the Board within the limits above provided. The Board of Directors may also fill any vacancies which may occur in the Board of Directors resulting from an increase in the Board of Directors or otherwise, pending the next annual meeting of the stockholders.

         The Board of Directors shall be elected at the regular annual meetings of the stockholders.

         The Directors shall each year upon their election organize into a Board of Directors and elect a President and/or Chief Executive Officer, one or more Vice Presidents, a Secretary and a Treasurer, any two (2) of which offices, except the offices of the President and/or Chief Executive Officer and Vice President, or President and/or Chief Executive Officer and Secretary, may be held by the same persons. All officers shall serve for one (1) year or until their successors are elected and qualified.

         The Board of Directors of this Corporation shall have power without any action on the part of the stockholders to make, alter, amend or repeal By-Laws of the Corporation.

                                   ARTICLE VI

         Pursuant to the vote of the holders of a majority in interest of the capital stock issued and outstanding, the Board of Directors shall have the power and authority to lease, sell, assign, transfer, convey or otherwise dispose of the entire property of the Corporation, irrespective of the effect thereof upon the continuance of the business of the Corporation and the exercise of its franchise; but the Corporation shall not be dissolved, except as provided by the laws of the State of Arizona.

                                   ARTICLE VII

         No director of the Corporation shall be liable to the Corporation or its shareholders for money damages for the breach of fiduciary duty as a director, except for liability for any of the following: (i) the amount of a financial benefit received by a director to which such director is not entitled;
(ii) an intentional infliction of harm on the Corporation or its shareholders;
(iii) a violation of A.R.S. 10-833; or (iv) an intentional violation of criminal law. The directors of the Corporation shall be indemnified for liability, as defined in A.R.S. 10-850, to any person for any action taken, or any failure to take any action as a director, except liability for any of the exceptions described in the prior sentence and except in connection with any matter for which indemnification is prohibited under A.R.S. 10-851(D), to the fullest extent permitted by the Arizona Business Corporation Act, A.R.S. 10-101 et seq. The officers of the Corporation shall be indemnified to the same extent as directors of the Corporation; and any officer who is not also a director or who is a party to a proceeding on the basis of an act or omission solely as an officer shall further be indemnified against liability for any of the exceptions described in the first sentence of this Article VII, except that an officer who is not also a director shall not be indemnified for (a) liability in connection with a proceeding by or in the right of the Corporation other than for reasonable expenses incurred in connection with the proceeding; or (b) liability arising out of conduct that constitutes: (i) receipt by the officer of a financial benefit to which the officer is not entitled; (ii) an intentional infliction of harm on the Corporation or the shareholders; or (iii) an intentional violation of criminal law. If the Arizona Business Corporation Act is amended to authorize corporate actions further eliminating or limiting the personal liability of officers or directors, or to expand the matters for which indemnification is permissible, then the liability of an officer or director of the Corporation shall be automatically eliminated or limited and the indemnification of the officers and directors shall be automatically expanded, to the fullest extent permitted by the Arizona Business Corporation Act, as so amended, without any further corporate or shareholder action being required. Any repeal or modification of this Article VII by the shareholders of the Corporation shall not adversely affect any right or protection of an officer or director of the Corporation existing at the time of such repeal or modification.

                                  ARTICLE VIII

         The private property of the officers, directors and stockholders of the Corporation shall be exempt from all corporate debts of any kind whatsoever.

                                   ARTICLE IX

         The name and address of the statutory agent of the Corporation is: John
A. Carlson, 15575 North 83rd Way, Suite 3, Scottsdale, Arizona 85260. The statutory agent may be changed by the Corporation at any time by the filing of an appointment of a successor statutory agent.