Form 10QSB
period 2002-12-31
ALANCO TECHNOLOGIES INC
filed 2003-02-14
CIK 98618

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                     The Securities and Exchange Act of 1934

   For the quarter ended . . . . . . . . . . . . . . . . .   December 31, 2002
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . . .0-9347

                            ALANCO TECHNOLOGIES, INC.
                            ------------------------
               (Exact name of registrant as specified in its charter)


                              Arizona 86-0220694
                  (State or other jurisdiction (I.R.S. Employer
               of incorporation or organization) Identification No.)

               15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260
               -----------------------------------------------------
               Address of principal executive offices)     (Zip Code)

                                 (408) 607-1010
                  (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO
                                       ----  ----
         As of February 12, 2003 there were 20,059,100 shares of common stock outstanding.

Forward-Looking Statements: Some of the statements in this Form 10-QSB Quarterly Report, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe," "estimate," "will likely," "are expected to," "will continue," "project," "trends" and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) changes in industries in which the Company does business; (iii) the loss of market share and increased competition in certain markets; (iv) governmental regulation including environmental laws; and (v) other factors over which the company has little or no control.



                             ALANCO TECHNOLOGIES, INC.
                                      INDEX
                                                                     Page Number
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets
                     December 31, 2002 (unaudited) and June 30, 2002 .........3

                   Consolidated Statements of Operations (Unaudited)
                     For the three months ended December 31,
                        2002 and 2001........................................ 4

                   Consolidated Statements of Operations (Unaudited)
                     For the six months ended December 31,
                        2002 and 2001........................................ 5

                   Consolidated Statements of Cash Flows (Unaudited)
                     For the six months ended December 31,
                        2002 and 2001.........................................6

                   Notes to Consolidated Financial Statements ............... 7
                        Note A - Basis of Presentation
                        Note B - Inventories
                        Note C - Contracts in Process
                        Note D - Deferred Revenues
                        Note E - Loss per Share
                        Note F - Sale of Common Shares
                        Note G - Industry Segment Data
                        Note H - Litigation

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .....................8

PART II. OTHER INFORMATION

         Item 6.   Exhibits .................................................12

                   Signature ................................................12

                             ALANCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      AS OF
ASSETS
                                                   Dec 31, 2002   June 30, 2002
                                                   ------------   -------------
CURRENT ASSETS                                      (unaudited)
      Cash                                        $    238,900    $    328,400
      Accounts receivable, net                         823,700         781,500
      Costs and estimated earnings in excess
         of billings on uncompleted contracts          825,200          --
      Inventories, net                               1,324,200       1,256,400
      Prepaid expenses and other                       224,300          79,000
                                                   ------------    ------------
         Total current assets                        3,436,300       2,445,300
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                     431,300         500,100
                                                   ------------    ------------

OTHER ASSETS
      Goodwill, net                                  5,349,100       5,318,400
      Patents, manufacturing and software
         development, net                            1,021,700       1,131,700
      Long-term notes receivable, net                  190,900         194,200
      Net assets held for sale                         253,900         272,600
                                                   ------------    ------------
         Total other assets                          6,815,600       6,916,900
                                                   ------------    ------------
TOTAL ASSETS                                      $ 10,683,200    $  9,862,300
                                                   ============    ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES
      Accounts payable and accruals               $  2,239,400    $  1,356,400
      Credit line                                      500,000         500,000
      Notes payable and capital leases, current         10,800         101,900
      Billings and estimated earnings in excess
          of costs on uncompleted contracts              --             54,100
      Deferred revenue, current                         66,200          15,600
                                                   ------------    ------------
         Total Current Liabilities                   2,816,400       2,028,000

LONG TERM LIABILITIES
      Notes payable and capital leases, long term      705,100       1,205,100
      Deferred revenue, long term                       35,000          85,600
                                                   ------------    ------------
         Total Long Term Liabilities                   740,100       1,290,700
                                                   ------------    ------------

TOTAL LIABILITIES                                    3,556,500       3,318,700


      Preferred Stock, 53,200 and 50,600 shares
           issued and outstanding, respectively        518,200         493,600

SHAREHOLDERS' EQUITY
      Common Stock, 20,559,100 and 17,515,600
         shares issued and  20,059,100 and
         17,015,600 shares outstanding,
         respectively                               64,808,900      63,386,700
      Treasury Stock, 500,000 shares at cost          (375,100)       (375,100)

      Accumulated deficit                          (57,825,300)    (56,961,600)
                                                   ------------    ------------
         Total shareholders' equity                  6,608,500       6,050,000
                                                   ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $ 10,683,200    $  9,862,300
                                                   ============    ============

  See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
                      FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                          2002          2001
                                                     ------------   -----------

NET REVENUES                                        $  2,915,600  $  1,475,400

      Cost of goods sold                               1,889,800       938,800
                                                     ------------  ------------

GROSS PROFIT                                           1,025,800       536,600

      Selling, general and administrative expense      1,377,600     1,341,100
                                                     ------------  ------------

OPERATING LOSS                                          (351,800)     (804,500)

OTHER INCOME & EXPENSES
      Interest expense, net                              (26,700)      (12,900)
      Other income, net                                      300        --
                                                     ------------  ------------

LOSS FROM CONTINUING OPERATIONS                         (378,200)     (817,400)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                (1,600)       12,000
                                                     ------------  ------------

LOSS FROM OPERATIONS                                    (379,800)     (805,400)

      Preferred stock dividend                           (12,000)       --

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $   (391,800) $   (805,400)
                                                     ============  ============

LOSS PER SHARE - BASIC AND DILUTED
          - Continuing operations attributable
            to common shareholders                  $      (0.02) $      (0.09)
                                                     ============  ============
          - Discontinued operations                 $      (0.00) $       0.00
                                                     ============  ============
          - Net loss                                $      (0.02) $      (0.09)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            17,605,500     8,738,700
                                                     ============  ============

     See accompanying notes to the consolidated financial statements

                             ALANCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                         2002          2001
                                                     ------------  ------------

NET REVENUES                                        $  5,307,200  $  3,614,000

      Cost of goods sold                               3,387,300     2,186,200
                                                     ------------  ------------

GROSS PROFIT                                           1,919,900     1,427,800

      Selling, general and administrative expense      2,711,300     2,614,700
                                                     ------------  ------------

OPERATING LOSS                                          (791,400)   (1,186,900)

OTHER INCOME & EXPENSES
      Interest expense, net                              (53,700)      (20,700)
      Other income (expense), net                         (1,500)       10,400
                                                     ------------  ------------

LOSS FROM CONTINUING OPERATIONS                         (846,600)   (1,197,200)

INCOME FROM DISCONTINUED OPERATIONS                        7,500        10,600
                                                     ------------  ------------

LOSS FROM OPERATIONS                                    (839,100)   (1,186,600)

      Preferred stock dividend                           (24,600)       --

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $   (863,700) $ (1,186,600)
                                                     ============  ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
            - Continuing operations attributable
              to common shareholders                $      (0.05) $      (0.14)
                                                     ============  ============
            - Discontinued operations               $       0.00  $       0.00
                                                     ============  ============
            - Net loss                              $      (0.05) $      (0.14)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            17,319,200     8,738,733
                                                     ============  ============

        See accompanying notes to the consolidated financial statements

                             ALANCO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                       2002          2001
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                      $  (839,100)  $(1,186,600)
         Income from discontinued operations            (7,500)      (10,600)
                                                    -----------   -----------
     Net loss from continuing operations              (846,600)   (1,197,200)
     Adjustments to reconcile net income to net
     cash used in operating activities:
          Depreciation and amortization                219,900       131,500
          Stock and warrants issued for services        27,200        26,000
          Other                                         --             2,900

     Changes in:
          Accounts receivable,net                      (42,200)      455,300
          Costs and estimated earnings in excess of   (825,200)       --
                billings on uncompleted contracts
          Inventories, net                             (67,800)      (28,800)
          Prepaid expenses and other current assets   (145,300)      (34,300)
          Accounts payable and accrued expenses        883,000       542,600
          Billings and estimated earnings in excess    (54,100)       --
                of costs on uncompleted contracts
                                                    -----------   -----------
     Net cash used in continuing operations           (851,100)     (102,000)
          Net cash from discontinued operations         26,200        20,300
                                                    -----------   -----------
     Net cash used in operating activities            (824,900)      (81,700)
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Collection of notes receivable                      3,300       358,900
     Purchase of property, plant and equipment         (41,100)     (122,200)
     Goodwill, acquisition                             (30,700)     (162,700)
     Purchase of treasury stock                         --           (24,000)
                                                    -----------   -----------
     Net cash provided by (used in) investing
          activities                                   (68,500)       50,000
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on borrowings                          1,366,000     1,215,000
     Repayment on borrowings                        (1,957,100)   (1,075,300)
     Proceeds from sale of common stock, net         1,395,000       559,000
                                                    -----------   -----------
     Net cash provided by (used in) financing
          activities                                   803,900       698,700
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                        (89,500)      667,000

CASH AND CASH EQUIVALENTS, beginning of period         328,400        81,000
                                                    -----------   -----------

CASH AND CASH EQUIVALENTS, end of period           $   238,900   $   748,000
                                                    ===========   ===========

    See accompanying notes to the consolidated financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002

Note A - Basis of Presentation

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business segments: Data Storage Segment and RFID Tracking Segment.

         The unaudited condensed consolidated balance sheet as of December 31, 2002 and the related unaudited condensed consolidated statements of operations for the three and six month periods ended December 31, 2002 and 2001, and unaudited condensed cash flows for the six months ended December 31, 2002 and 2001 presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consisted of normal recurring items and the elimination of all significant intercompany balances, transactions and stock holdings.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2002, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.

         Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31, 2002, and June 30, 2002, are summarized as follows:

                                         Dec 31, 2002   June 30, 2002
                                         ------------   -------------
                                          (unaudited)

    Finished goods                       $   665,300     $   613,300
    Work-in-process                          321,400         111,400
    Raw material                             511,000         705,200
                                          ----------      ----------
    Total                                  1,497,700       1,429,900
       Less - reserve for obsolescence      (173,500)       (173,500)
                                          ----------      ----------
                                         $ 1,324,200     $ 1,256,400
                                          ==========      ==========

Note C - Contracts In Process

         Costs incurred, estimated earnings and billings in the RFID segment, related to contracts for the installation of TSI PRISM (TM) systems in process at December 31, 2002 and June 30, 2002 consist of the following:

                                            Dec 31, 2002     June 30, 2002
                                            -------------    -------------
                                              (unaudited)
Costs incurred on uncompleted contracts     $  1,866,800     $   147,700
Estimated gross profit earned to date            910,900          48,200
                                              -----------      -----------
Revenue earned to date                         2,777,700         195,900
Less: Billings to date                        (1,952,500)       (250,000)
                                              -----------      -----------
Costs and estimated earnings in excess of
  billings (billings in excess of costs
  and estimated earnings)                   $    825,200     $   (54,100)
                                              -----------      -----------

Note D - Deferred Revenue

         Deferred Revenues at December 31, 2002 and June 30, 2002 consist of the following:

                                             Dec 31, 2002    June 30, 2002
                                             ------------    -------------
                                              (unaudited)
Extended warranty revenue                   $    101,200     $    101,200
         Less - current portion                  (66,200)         (15,600)
                                              -----------      -----------
Deferred revenue - long term                $     35,000     $     85,600
                                              -----------      -----------

Note E - Loss Per Share

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

Note F - Sale of Common Shares

         During the quarter ended December 31, 2002, the company raised a total of $1,500,000 from accredited investors through the sale of units consisting of two shares of Class A common stock and a warrant to purchase one Class A common share. The units were sold at a price of $1.00 per unit. Expenses related to the stock issuance amounted to $105,000 resulting in net proceeds received during the quarter from the sale of common stock of $1,395,000. The Company issued, with respect to the fund raising, three- year warrants to purchase 1,500,000 shares of the Company's common stock with a strike price of $1.00 per share.

Note G - Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

                                     Six Months Ended             Three Months Ended
                                       December 31,                  December 31,
                                    2002         2001             2002          2001
                                -----------   -----------     -----------    ----------
Revenue
      Data Storage             $ 2,092,400   $ 3,614,000    $  1,183,300   $ 1,475,400
      RFID Technology            3,214,800        --           1,732,300        --
                                -----------   -----------     -----------   -----------
Total                            5,307,200     3,614,000       2,915,600     1,475,400
                                -----------   -----------     -----------   -----------

Gross Profit
      Data Storage                 894,500     1,427,800         494,600       536,600
      RFID Tchnology             1,025,400        --             531,200        --
                                -----------   -----------     -----------   -----------
Total                            1,919,900     1,427,800       1,025,800       536,600
                                -----------   -----------     -----------   -----------

Operating Loss
      Data Storage                (221,100)     (833,800)        (52,000)     (644,900)
      RFID Technology             (111,900)       --             (68,500)       --
                                -----------   -----------     -----------   -----------
Total                             (333,000)     (833,800)       (120,500)     (644,900)
      Corporate Expense           (458,400)     (342,700)       (231,400)     (159,500)
      Interest Expense, Net        (53,800)      (20,700)        (26,700)      (12,900)
      Other                          6,100        10,600          (1,200)       11,900
                                -----------   -----------     -----------   -----------
Total Loss from Operations     $  (839,100)  $(1,186,600)   $   (379,800)  $  (805,400)
                                ===========   ===========     ===========   ===========

Depreciation and Amortization
      Data Storage                  64,100       122,100          27,900        62,200
      RFID Technology              151,000        --              76,400        --
      Corporate                      4,800         8,400           2,100         4,200
                                -----------   -----------     -----------   -----------
Total                          $   219,900   $   130,500    $    106,400   $    66,400
                                ===========   ===========     ===========   ===========

Note H - Litigation

         The only material litigation in which the Company is a party to is a derivative suit, filed on January 30, 2003, by Richard C. Jones on behalf of Technology Systems International, Inc., a Nevada corporation ("TSIN") versus the Company, its wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation ("TSIA"), and all of the directors of TSIN. The venue for the action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks equitable remedies and damages arising out of the Company's acquisition of substantially all of the assets of TSIN. As stated in previous periodic reports filed by the Company with the SEC concerning this matter, the Company's management, in consultatation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; and the ability to maintain satisfactory relationships with suppliers and customers.

General

         Information on industry segments is incorporated by reference from Note G to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, inventory valuations, estimated profit on uncompleted RFID contracts in process, income and expense recognition, income taxes and commitments and contingencies. Our estimates are based upon historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

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

         Revenue recognition - The Company recognizes revenue from the Data Storage Segment, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided. Revenue from material long-term contracts (in excess of $250,000 and over a 90-day completion period) in both the Data Storage Segment and the RFID Tracking Segment are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined. Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

         Long-lived assets and intangible assets - We review carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Results of Operations

(A)      Three months ended 12/31/2002 versus 12/31/2001

         Consolidated revenue for the quarter ended December 31, 2002 was $2,915,600 compared to $1,475,400 for the comparable quarter of the previous year, an increase of $1,440,200, or 97.6%. The increase in revenue is attributed to the acquisition of the RFID tracking technology, effective June 1, 2002, a new business segment for the Company that reported revenues during the quarter of $1,732,300. Excluding the RFID Tracking Segment, revenue for the Data Storage Segment decreased $292,100, or 19.8%, to $1,183,300, compared to $1,475,400 for the comparable quarter of the prior year. The decrease in Data Storage Segment revenues resulted from the closure of the Company's SanOne SAN (Storage Area Network) operation and reduced demand for data storage products in the remaining data storage operations.

         Loss from Operations for the quarter was $379,800, compared to a loss of $805,400 for the same quarter of the prior year. The decrease in Loss from Operations was due to significant improvement in the Data Storage segment operations, offset by losses in the RFID Tracking Segment, increases in interest expense and increases in corporate expenses. During the quarter the Company issued a preferred stock dividend of $12,000, resulting in the Net Loss Attributable to Common Stockholders of $391,800, or $.02 per share, compared to $805,400, or $.09 per share, in the comparable quarter. Although the Company has initiated cost control measures that have significantly impacted the current quarter, the operating results have continued to be affected by unfavorable economic conditions and reduced capital spending that have adversely affected

Alanco's business in recent quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

         Operating results for the quarter reflected loss from discontinued operations of $1,600, compared to income from discontinued operations of $ 12,000 for the comparable quarter in 2001.

         Selling, general and administrative expenses for the current quarter increased to $1,377,600, compared to $1,341,100 incurred in the comparable quarter of 2001. The increase was attributable to the additional selling, general and administrative expenses of the new RFID Tracking Segment operations, offset by reduction of sales commissions and the elimination of selling, general and administrative costs associated with the SanOne SAN subsidiary that had ceased operation during the prior year quarter.

(B)      Six months ended 12/31/2002 versus 12/31/2001

         Consolidated revenue for the six months ended December 31, 2002 was $5,307,200, compared to $3,614,000 for the comparable six-month period of the previous year, an increase of $1,693,200, or 46.9%. The increase in revenue is attributed to the acquisition of the RFID tracking technology, effective June 1, 2002, a new business segment for the Company that reported revenues during the period of $3,214,800. Excluding the RFID Tracking Segment, revenue for the Data Storage Segment decreased to $2,092,400, compared to $3,614,000 for the comparable six month period, a decrease of $1,521,600, or 42.1%. The decrease in Data Storage Segment revenues resulted from the closure of the Company's SanOne SAN (Storage Area Network) operation and reduced demand for data storage products in the remaining data storage operations.

         The Loss from Operations for the six-month period was $839,100, compared to a loss of $1,186,600 for the same period of the prior year. The decrease in loss from Operations was due to significant reductions in losses related to the Data Storage segment, offset by losses in the RFID Tracking Segment, increases in interest expense and increases in corporate expenses. During the period the Company issued a preferred stock dividend of $24,600, resulting in the Net Loss Attributable to Common Stockholders of $863,700, or $.05 per share, compared to $1,186,600, or $.14 per share, in the comparable period.

         Operating results for the period reflected income from discontinued operations of $7,500, compared to income from discontinued operations of $10,600 for the comparable period in 2001.

         Selling, general and administrative expenses for the six month period increased to $2,711,300, compared to $2,614,700 incurred in the comparable quarter of 2001. The increase was attributable primarily to the additional selling, general and administrative expenses of the new RFID Tracking Segment operations, offset by reduction of sales commissions and the elimination of selling, general and administrative costs associated with the SanOne SAN subsidiary that had ceased operations during the prior year period.

Liquidity and Capital Resources

         The Company's current assets at December 31, 2002 exceeded current liabilities by $619,900, or a current ratio of 1.22 to 1, compared to a current ratio of 1.21 to 1 at fiscal year end June 30, 2002. Accounts receivable of $823,700 at December 31, 2002, reflects an increase of $42,200, or 5.4% from the $781,500 reported as consolidated accounts receivables at the end of fiscal year 2002. The Data Storage Segment accounts receivable balance of $650,700 at December 31, 2002 represented forty days' sales in receivables compared to forty-one days' sales at June 30, 2002.

         Costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2002 increased to $825,200 from a $54,100 credit balance classified at June 30, 2002 as billings in excess of costs and estimated earnings. The increase resulted from billing deferrals on current contracts attributable to contract change orders that delayed required trenching and cold weather encountered at the installation site. The billing deferrals were also the result of delays in delivery of required electronic components. The problems have been resolved and the contracts are anticipated to be completed in the current quarter ending March 31, 2003.

         Consolidated inventories at December 31, 2002 amounted to $1,324,200, compared to $1,256,400 at June 30, 2002. The increase resulted from increases in inventories required for existing contracts for the RFID Tracking Segment that reported $354,400 in inventory at December 31, 2002, compared to $257,200 at fiscal year end. The decrease in Data Storage Segment inventory was not proportionate with the decrease in Data Storage Segment sales and reflects the segment's inability to proportionately reduce inventory balance during the year as revenues decreased from prior levels.

         The Company has a $1.3 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 4%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At December 31, 2002, the Company had drawn $500,000 under the line of credit, which expires December 31, 2003. Under the line of credit agreement, the Company must maintain a minimum balance due of at least $500,000 through December 31, 2003. Due to the $500,000 balance requirement and the December 2003 expiration date, the $500,000 minimum balance is presented at June 30, 2002 as long-term notes payable - bank. At December 31, 2002, the minimum balance was appropriately reclassified to current liabilities and $800,000 was available under the line of credit agreement.

         Cash used in operations for the quarter was $824,900, an increase of $743,200 when compared to cash used in operations of $81,700 for the comparable period ended December 31, 2001. The increase in cash used in operations was due primarily to increases in costs & estimated earnings in excess of billings on uncompleted contracts at December 31, 2002, an amount that will be reduced as billings under current contracts are completed.

         During the six month period ended December 31, 2002, the Company purchased approximately $41,100 of additional equipment compared to $122,200 purchased in the comparable period of the prior year. Acquisition of goodwill (additional costs incurred related to the acquisition of RFID tracking technology) amounted to $30,700. Repayment on borrowings during the period amounted to $1,956,900, while advances from borrowing amounted to $1,366,000.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2003 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing or sale of stock. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at December 31, 2002. If the Company were unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan.

CONTROL AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on various evaluations of the Company's disclosure controls and procedures, some of which occurred during the 90 days prior to the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required periods.

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


PART II.  OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         The only material litigation in which the Company is a party to is a derivative suit, filed on January 30, 2003, by Richard C. Jones on behalf of Technology Systems International, Inc., a Nevada corporation ("TSIN") versus the Company, its wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation ("TSIA"), and all of the directors of TSIN. The venue for the action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks equitable remedies and damages arising out of the Company's acquisition of substantially all of the assets of TSIN. As stated in previous periodic reports filed by the Company with the SEC concerning this matter, the Company's management, in consultant with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action.


Item 2 - CHANGES IN SECURITIES

         During the six months ended December 31, 2002, the Company issued 3 million shares of Common Stock related to the Sale of Common Shares more fully discussed in Note F and 43,500 shares of Common Stock for services rendered.

Item 6.  EXHIBITS 99.1

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                   ALANCO TECHNOLOGIES, INC.
                                                        (Registrant)

                                                  /s/ John A. Carlson
                                                  John A. Carlson
                                                  Chief Financial Officer
Date: February 14, 2003

                                  CERTIFICATION

I, Robert R. Kauffman, President and Chief Executive Officer of Alanco Technologies, Inc. (the "Company"), certify that:

         (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter-ended December 31, 2002 (the "Report");

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

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have:

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

Dated:  February 14, 2003

By /s/ Robert R. Kauffman
         President and Chief Executive Officer

I, John A. Carlson, Chief Financial Officer of Alanco Technologies, Inc. (the "Company"), certify that:

         (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Report");

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

Dated:  February 14, 2003

By /s/ John A. Carlson
         Chief Financial Officer

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc., certify that:

1. The Quarterly Report of Alanco Technologies, Inc. on Form 10-QSB for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                             /s/ Robert R. Kauffman
                             Robert R. Kauffman
                             Chairman and Chief Executive Officer
                             February 14, 2003

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., certify that:

1. The Quarterly Report of Alanco Technologies, Inc. on Form 10-QSB for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                             /s/ John A. Carlson
                             John A. Carlson
                             Executive Vice President & Chief Financial Officer February 14, 2003