Form 10QSB
period 2003-03-31
ALANCO TECHNOLOGIES INC
filed 2003-05-15
CIK 98618

ALANCO TECHNOLOGIES, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

            X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2003

           ---TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to ____________

                          Commission file number 0-9347

                            ALANCO TECHNOLOGIES, INC.
      (Exact name of small business issuer as specified in its charter)

                                     Arizona
         (State or other jurisdiction of incorporation or organization)

                                   86-0220694
                 (I.R.S. Employer Identification No.)

              15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260
               (Address of principal executive offices) (Zip Code)

                                 (480) 607-1010
                           (Issuer's telephone number)

               ----------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 14, 2003 there were 20,109,100 shares of common stock outstanding.
----------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes ___ No X_


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


                            ALANCO TECHNOLOGIES, INC.
                                      INDEX


                                                                    Page Number
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

       Condensed Consolidated Balance Sheets
            March  31, 2003 (unaudited) and June 30, 2002 ...................3

       Condensed Consolidated Statements of Operations (Unaudited)
           For the three months ended March 31,
                2003 and 2002............................................... 4

       Condensed Consolidated Statements of Operations (Unaudited)
           For the nine months ended March 31,
                2003 and 2002............................................... 5

       Condensed Consolidated Statements of Cash Flows (Unaudited)
           For the nine months ended March 31,
                2003 and 2002................................................6

       Notes to Condensed Consolidated Financial Statements (Unaudited)..... 7
                Note A - Basis of Presentation
                Note B - Inventories
                Note C - Disposal of Assets
                Note D - Contracts in Process
                Note E - Deferred Revenue
                Note F - Loss per Share
                Note G - Sale of Common Shares
                Note H - Industry Segment Data
                Note I - Asset Impairment Charge
                Note J - Litigation
                Note K - Subsequent Event

  Item 2.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ..............11


PART II. OTHER INFORMATION

  Item 6.   Exhibits .......................................................16

            Signature ......................................................16

                          ALANCO TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2003 AND JUNE 30, 2002
ASSETS
                                                 March 31, 2003  June 30, 2002
                                                 --------------  -------------
CURRENT ASSETS                                      (unaudited)
   Cash                                            $    105,200   $    328,400
   Accounts receivable, net                             861,700        781,500
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                 374,700         --
   Inventories, net                                   1,369,100      1,256,400
   Prepaid expenses and other current assets            113,100         79,000
                                                   -------------  -------------
      Total current assets                            2,823,800      2,445,300
                                                   -------------  -------------
PROPERTY, PLANT AND EQUIPMENT, NET                      377,900        500,100
                                                   -------------  -------------
OTHER ASSETS
   Goodwill, net                                      5,351,300      5,318,400
   Patents, manufacturing and software
      development, net                                  966,700      1,131,700
   Long-term notes receivable, net                      291,000        194,200
   Net assets held for sale                             242,900        272,600
                                                   -------------  -------------
      Total other assets                              6,851,900      6,916,900
                                                   -------------  -------------
TOTAL ASSETS                                       $ 10,053,600   $  9,862,300
                                                   =============  =============
LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $  1,781,900   $  1,356,400
   Credit line                                          608,000        500,000
   Notes payable and capital leases, current              5,600        101,900
   Billings and estimated earnings in excess
      of costs on uncompleted contracts                  --             54,100
   Deferred revenue, current                             86,300         15,600
                                                   -------------  -------------
      Total Current Liabilities                       2,481,800      2,028,000

LONG TERM LIABILITIES
   Notes payable and capital leases, long term        1,205,100      1,205,100
   Deferred revenue, long term                           35,000         85,600
                                                   -------------  -------------
TOTAL LIABILITIES                                     3,721,900      3,318,700
                                                  -------------  -------------
   Preferred Stock, 53,200 and 50,600 shares
      issued and outstanding, respectively              532,000        493,600
                                                   -------------  -------------
SHAREHOLDERS' EQUITY
   Common Stock, 20,559,100 and 17,515,600
      shares issued and 20,059,100 and 17,015,600
      shares outstanding, respectively               64,808,900     63,386,700
   Treasury Stock, 500,000 shares at cost              (375,100)      (375,100)

   Accumulated deficit                              (58,634,100)   (56,961,600)
                                                   -------------  -------------
      Total shareholders' equity                      5,799,700      6,050,000
                                                   -------------  -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $ 10,053,600   $  9,862,300
                                                   =============  =============
     See accompanying notes to the consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                        2003            2002
                                                   -------------  -------------

NET REVENUES                                       $  1,296,900   $    902,700

      Cost of goods sold                                797,400        300,600
                                                   -------------  -------------

GROSS PROFIT                                            499,500        602,100

      Selling, general and administrative expense     1,266,000        819,000
                                                   -------------  -------------

OPERATING LOSS                                         (766,500)      (216,900)

OTHER INCOME & EXPENSES
      Interest income (expense), net                    (30,600)        38,900
      Impairment of Asset                                --          2,100,000)
      Other income, net                                  13,200            700
                                                   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                        (783,900)     2,277,300)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS              (11,000)        (3,300)
                                                   -------------  -------------

LOSS FROM OPERATIONS                                   (794,900)     2,280,600)

      Preferred stock dividend                          (13,800)        --
                                                   -------------  -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $   (808,700)  $  2,280,600)
                                                   =============  =============

LOSS PER SHARE - BASIC AND DILUTED
          - Continuing operations attributable
            to common shareholders                 $      (0.04)  $      (0.25)
                                                   =============  =============
          - Discontinued operations                $       0.00   $       0.00
                                                   =============  =============
          - Net loss                               $      (0.04)  $      (0.25)
                                                   =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           20,059,100      9,170,300
                                                   =============  =============

     See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        FOR THE NINE MONTHS ENDED MARCH 31,
                                                        2003          2002
                                                   -------------  -------------
NET REVENUES                                       $  6,604,100   $  4,516,700

      Cost of goods sold                              4,184,800      2,486,800
                                                   -------------  -------------

GROSS PROFIT                                          2,419,300      2,029,900

      Selling, general and administrative expense     3,977,000      3,433,600
                                                   -------------  -------------

OPERATING LOSS                                       (1,557,700)    (1,403,700)

OTHER INCOME & EXPENSES
      Interest expense, net                             (84,400)        18,100
      Impairment of Asset                                 --        (2,100,000)
      Other income (expense), net                        11,400         11,100
                                                   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                      (1,630,700)    (3,474,500)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS               (3,400)         7,300
                                                   -------------  -------------

LOSS FROM OPERATIONS                                 (1,634,100)    (3,467,200)

      Preferred stock dividend                          (38,400)        --

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $ (1,672,500)  $ (3,467,200)
                                                   =============  =============
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
            - Continuing operations attributable
              to common shareholders               $      (0.09)  $      (0.38)
                                                   =============  =============
            - Discontinued operations              $       0.00   $       0.00
                                                   =============  =============
            - Net loss                             $      (0.09)  $      (0.38)
                                                   =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           18,210,400      9,170,300
                                                   =============  =============

   See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        FOR THE NINE MONTHS ENDED MARCH 31,
                                                        2003           2002
                                                   -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $ (1,634,100)  $ (3,467,200)
       Income (loss) from discontinued operations         3,400         (7,300)
                                                   -------------  -------------
   Net loss from continuing operations               (1,630,700)    (3,474,500)
   Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization                     319,400        182,800
      Stock and warrants issued for services             27,200         30,700
      Impairment of asset charge                          --         2,100,000
      Gain on disposal of asset                         (43,400)
   Changes in:
      Accounts receivable, net                          (89,800)       178,100
      Costs and estimated earnings in excess
         of billings on uncompleted contracts          (374,700)        --

      Inventories, net                                 (203,700)      (126,000)
      Prepaid expenses and other current assets         (34,100)       (46,200)
      Accounts payable and accrued expenses             463,600        (10,000)
      Billings and estimated earnings in excess
         of costs on uncompleted contracts              (54,100)        --
      Deferred revenue                                   20,100         --
                                                   -------------  -------------
   Net cash used in continuing operations            (1,600,200)    (1,165,100)
      Net cash from discontinued operations              26,300         17,800
                                                   -------------  -------------
   Net cash used in operating activities             (1,573,900)    (1,147,300)
                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable                         3,200         63,000
   Purchase of property, plant and equipment            (46,300)       (28,100)
   Goodwill, acquisition                                (32,900)      (162,600)
   Proceeds from sale of assets                          20,000         --
                                                   -------------  -------------
   Net cash used in investing
      activities                                        (56,000)      (127,700)
                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on borrowings                             2,286,500      1,592,500
   Repayment on borrowings                           (2,274,800)    (1,750,300)
   Subscriptions receivable                              --            563,500
   Proceeds from sale of common stock, net            1,395,000        792,300
                                                   -------------  -------------
   Net cash provided by (used in) financing
      activities                                      1,406,700      1,198,000
                                                   -------------  -------------

NET INCREASE (DECREASE) IN CASH                        (223,200)       (77,000)

CASH AND CASH EQUIVALENTS, beginning of period          328,400         81,000
                                                   -------------  -------------

CASH AND CASH EQUIVALENTS, end of period           $    105,200   $      4,000
                                                   =============  =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Non-cash activities:
       Note received in exchange for assets        $    100,000   $     --
                                                   =============  =============
   Preferred stock dividends                       $     38,400   $     --
                                                   =============  =============

     See accompanying notes to the consolidated financial statements

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDED MARCH 31, 2003

Note A - Basis of Presentation

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business segments: Data Storage
Segment and TSI PRISM Tracking Segment.

         The unaudited condensed consolidated balance sheet as of March 31, 2003 and the related unaudited condensed consolidated statements of operations for the three and nine month periods ended March 31, 2003 and 2002, and unaudited condensed cash flows for the nine months ended March 31, 2003 and 2002 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances, transactions and stock holdings.

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

         In December 2002, the FASB issued SFAS No 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No.
123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The company has implemented the required disclosure provisions in the three month period ending March 31, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 2003, and June 30, 2002, are summarized as follows:

                                          March 31, 2003  June 30, 2002
                                            (unaudited)
   Finished goods                            $   560,400   $   613,300
   Work-in-process                               302,200       111,400
       Raw material                              680,000       705,200
                                               ---------     ---------
            Total                              1,542,600     1,429,900
            Less - reserve for obsolescence     (173,500)     (173,500)
                                               ---------     ---------
                                             $ 1,369,100   $ 1,256,400
                                               =========     =========

Note C - Disposal of Assets

         Effective March 31, 2003, the Company sold certain assets in the data storage segment, primarily electronic parts inventory, to a private company for cash, the assumption of a small warranty obligation and a $100,000 nonrecourse promissory note, due March 31, 2006, bearing interest of 3% per year and secured by marketable securities. The transaction resulted in a gain of $43,400.

Note D -Contracts In Process

         Costs incurred, estimated earnings and billings in the TSI PRISM segment, related to contracts for the installation of TSI PRISM (TM) systems in process at March 31, 2003 and June 30, 2002 consist of the following:

                                         March 31, 2003   June 30, 2002
                                          (unaudited)
Costs incurred on uncompleted contracts    $  2,074,000     $   147,700
Estimated gross profit earned to date         1,017,800          48,200
                                           ------------     -----------
Revenue earned to date                        3,091,800         195,900
Less: Billings to date                       (2,717,100)       (250,000)
                                           ------------     -----------
Costs and estimated earnings in excess of
  billings (billings in excess of costs
  and estimated earnings)                  $    374,700     $   (54,100)
                                           ------------     -----------

Note E - Deferred Revenue

         Deferred Revenues at March 31, 2003 and June 30, 2002 consist of the following:

                                         March 31, 2003   June 30, 2002
                                         --------------   -------------
                                           (unaudited)
         Extended warranty revenue         $    121,300     $   101,200
                  Less - current portion        (86,300)        (15,600)
                                           ------------     -----------
         Deferred revenue - long term      $     35,000     $    85,600
                                           ------------     -----------

Note F- Loss Per Share

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

Note G - Sale of Common Shares

         During the quarter ended December 31, 2002, the company raised a total of $1,500,000 from accredited investors through the sale of units consisting of two shares of Class A common stock and a warrant to purchase one Class A common share. The units were sold at a price of $1.00 per unit. Expenses related to the stock issuance amounted to $105,000 resulting in net proceeds received during the quarter from the sale of common stock of $1,395,000. The Company issued, with respect to the fund raising, three-year warrants to purchase 1,500,000 shares of the Company's common stock with a strike price of $1.00 per share.

Note H - Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

                                       Nine Months ended 3/31   Three Months Ended 3/31
                                          2003        2002          2003           2002
                                      ------------ ------------ ------------ ------------
Revenue
   Data Storage                       $ 3,070,100  $ 4,516,700  $   977,600  $   902,700
   TSI PRISM                            3,534,000       --          319,300       --
                                      ------------ ------------ ------------ ------------
Total                                   6,604,100    4,516,700    1,296,900      902,700
                                      ------------ ------------ ------------ ------------

Gross profit
   Data Storage                         1,300,700    2,029,900      406,300      602,100
   TSI PRISM                            1,118,600       --           93,200       --
                                      ------------ ------------ ------------ ------------
Total                                   2,419,300    2,029,900      499,500      602,100
                                      ------------ ------------ ------------ ------------

Operating Loss
   Data Storage                          (294,100)    (883,400)     (73,200)     (39,200)
   TSI PRISM                             (574,400)      --         (462,500)      --
                                      ------------ ------------ ------------ ------------
Total                                    (868,500)    (883,400)    (535,700)     (39,200)

   Corporate Expense                     (689,300)    (520,300)    (230,800)    (177,700)
   Interest Expense,Net                   (84,300)      18,200      (30,600)      38,900
   Asset Impairment Charge                 --       (2,100,000)      --       (2,100,000)
                                      ------------ ------------ ------------ ------------
Operating Loss, Continuing Operations  (1,642,100)  (3,485,500)    (797,100)  (2,278,000)
   Discontinued Operations & Other          8,000       18,300        2,200       (2,600)
                                      ------------ ------------ ------------ ------------
Total                                 $(1,634,100) $(3,467,200) $  (794,900) $(2,280,600)
                                      ============ ============ ============ ============

Depreciation and Amortization
   Data Storage                            83,900      169,300       19,800       47,100
   TSI PRISM                              228,100       --           77,100       --
   Corporate                                7,400       13,500        2,100        4,100
                                      ------------ ------------ ------------ ------------
Total                                 $   319,400  $   182,800  $    99,000  $    51,200
                                      ============ ============ ============ ============


                                         03/31/03     06/30/02
                                      ------------ ------------
Identifiable assets
   Data Storage                          2,160,500   2,108,700
   TSI PRISM                             7,389,800   6,991,300
   Corporate                               503,300     762,300
                                      ------------ ------------
Total                                 $ 10,053,600 $ 9,862,300
                                      ============ ============

Note I - Asset Impairment Charge

         During the quarter ended March 31, 2002 the Company reported an asset impairment charge of $2.1 million, or $.23 per share, against its investment in Gold & Minerals, Inc. ("G&M"), a private Arizona-based mining company. The charge resulted from Alanco's negotiation of a transaction to exchange the G&M investment for approximately 8.9% of the outstanding shares of Technology Systems International, Inc. ("TSI"), a private company that Alanco acquired effective June 1, 2002. The charge reduced the investment in G&M to approximately $375,000, an estimated value of 8.9% of the Alanco common stock to be issued to TSI at closing pursuant to the TSI acquisition agreement. The acquisition agreement also provided the potential for a significant number of additional Alanco shares to be issued to TSI under an earn-out formula, the value of which was not considered in determining the adjusted valuation of the investment. TSI did not achieve the requirements under the earn-out formula and no additional shares have been issued.

Note J - Litigation

         The only material litigation in which the Company is a party to is a derivative suit, filed on January 30, 2003, by Richard C. Jones on behalf of Technology Systems International, Inc., a Nevada corporation ("TSIN") versus the Company, its wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation ("TSIA"), and all of the directors of TSIN. The venue for the action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks equitable remedies and damages arising out of the Company's acquisition of substantially all of the assets of TSIN. As stated in previous periodic reports filed by the Company with the SEC concerning this matter, the Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action.

         In order to assure compliance with disclosure requirements concerning the derivative lawsuit and for the protection of our shareholders, the Company has suspended the S-3 Registration Statement, which was effective December 11, 2002, which includes the shares issued in connection with the transaction, for a legal review and possible amendment.

Note K - Subsequent Events

         During April 2003, the Company reached an agreement to increase the Company's line of credit to $1.8 million from $1.3 million under an agreement set to expire on March 31, 2003. The Agreement was extended to December 31, 2004. (See the Line of Credit Agreement attached to this filing as Exhibit I.)

        The Company received notification form NASDAQ on May 14, 2003, that due to the failure of the Company to maintain the minimum $1.00 per share requirement, its securities are subject to delisting from the NASDAQ Small Cap Market. The Company plans on appealing the staff determination.

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

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, inventory valuations, estimated profit on uncompleted TSI PRISM contracts in process, income and expense recognition, income taxes and commitments and contingencies. Our estimates are based upon historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

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

         Revenue recognition - The Company recognizes revenue from the Data Storage Segment, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided. Revenue from material long-term contracts (in excess of $250,000 and over a 90-day completion period) in both the Data Storage Segment and the TSI PRISM Tracking Segment are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined. Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

         Long-lived assets and intangible assets - We review carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Results of Operations

(A) Three months ended 3/31/2003 versus 03/31/2002

         Consolidated revenue for the quarter ended March 31, 2003 was $1,296,900, compared to $902,700 for the comparable quarter of the previous year, an increase of $394,200, or 43.7%. The increase in revenue is attributed to the acquisition of the TSI PRISM tracking technology, effective June 1, 2002, a new business segment for the Company that reported revenues during the quarter of $319,300. Excluding the TSI PRISM Segment, revenue for the Data Storage Segment increased $74,900, or 8.3%, to $977,600, compared to $902,700 for the comparable quarter of the prior year. The increase in Data Storage Segment revenues resulted from an increase in the demand for the Company's data storage products.

         Loss from Continuing Operations for the quarter was $783,900, compared to a loss of $2,277,300 for the same quarter of the prior year. The Loss from Continuing Operations for the quarter ended March 31, 2002 included a $2,100,000 asset impairment charge related to the Company's investment in a private Arizona-based mining company (see Note H). Excluding the asset impairment charge, the Loss from Continuing Operations for the quarter increased by $606,600 due primarily to $462,500 of losses in the new TSI PRISM Segment, acquired in the fourth quarter of fiscal year 2002, an increase in the quarterly loss of the Data Storage Segment of $34,000, increases in net interest expense of $69,500 and increases in corporate expenses of $53,100.

         Loss from Discontinued operations for the quarter amounted to $11,000 and related to the final costs associated with the closing the Company's last mining property. During the quarter the Company issued a preferred stock dividend of $13,800, resulting in the Net Loss Attributable to Common Stockholders of $808,700, or $.04 per share, compared to a loss of $2,280,600, or $.25 per share, in the comparable quarter. Although the Company has initiated cost control measures that have impacted the current quarter, operating results have continued to be affected by unfavorable economic conditions and reduced capital spending that have adversely affected Alanco's business in recent quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

         Selling, general and administrative expenses for the current quarter increased to $1,266,000, compared to $819,000 incurred in the comparable quarter of fiscal year 2002. The increase was attributable to the additional selling, general and administrative expenses of the new TSI PRISM Segment operations, offset by reduction of sales commissions and the reduction of selling, general and administrative costs associated with the Data Storage Segment.

(B) Nine months ended 3/31/2003 versus 3/31/2002

         Consolidated revenue for the nine months ended March 31, 2003 was $6,604,100, compared to $4,516,700 for the comparable nine-month period of the previous year, an increase of $2,087,400, or 46.2%. The increase in revenue is attributed to the acquisition of the TSI PRISM tracking technology, effective June 1, 2002, a new business segment for the Company that reported revenues during the period of $3,534,000. Excluding the TSI PRISM Tracking Segment, revenue for the Data Storage Segment decreased to $3,070,100, compared to $4,516,700 for the comparable nine-month period, a decrease of $1,446,600, or 32.0%. The decrease in Data Storage Segment revenues resulted from the closure of the Company's SanOne SAN (Storage Area Network) operation and reduced demand for data storage products in the remaining data storage operations.

         The Loss from Operations for the nine-month period was $1,634,100, compared to a loss of $3,467,200 for the same period of the prior year. The Loss from Operations for the prior year included a $2,100,000 asset impairment charge (See Note H). Excluding the asset impairment charge, Loss from Operations for the period increased by $266,900 due primarily to TSI PRISM operating losses for the period offset by reductions in losses related to the Data Storage Segment.

         Operating results for the period reflected a loss from discontinued operations of $3,400, compared to income from discontinued operations of $7,300 for the comparable period in 2002. During the nine-month period the Company issued preferred stock dividends of $38,400, resulting in the Net Loss Attributable to Common Stockholders of $1,672,500, or $.09 per share, compared to $3,467,200, or $.38 per share, in the comparable period.

          Selling, general and administrative expenses for the nine-month period increased to $3,977,000, compared to $3,433,600 incurred in the comparable period of fiscal year 2002. The increase was attributable primarily to the additional selling, general and administrative expenses of the new TSI PRISM Segment operations, offset by reduction of sales commissions and other selling, general and administrative costs in the Data Storage Segment.

Liquidity and Capital Resources

         The Company's current assets at March 31, 2003 exceeded current liabilities by $342,000, or a current ratio of 1.14 to 1, compared to a current ratio of 1.21 to 1 at fiscal year end June 30, 2002. Accounts receivable of $861,700 at March 31, 2003, reflects an increase of $80,200, or 10.3% from the $781,500 reported as consolidated accounts receivables at the end of fiscal year 2002. Accounts receivable balance at March 31, 2003 represented thirty-five days' sales in receivables compared to forty-one days' sales at June 30, 2002.

         During the current quarter the Company accepted a $100,000 three-year note related to the sale of primarily inventory for cash and a note. The non-recourse note bears interest at 3%, is secured by negotiable securities with a current market value in excess of the note balance, and matures on March 31, 2006. The Company has the right to liquidate the pledged negotiable securities; however, any amount realized over the note balance, including accrued interest, will be shared with the issuer on a 90/10% basis with the Company receiving the 90% of the excess amount.

         Costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2003 increased to $374,700 from a $54,100 credit balance classified at June 30, 2002 as billings in excess of costs and estimated earnings. The increase resulted from billing deferrals on current contracts attributable to contract change orders that delayed required trenching and cold weather encountered at the installation site. The billing deferrals were also the result of delays in delivery of required electronic components. The problems have been resolved and the contracts have been substantially completed with final customer acceptance scheduled to be completed in the current quarter ending June 30, 2003.

         Consolidated inventories at March 31, 2003 amounted to $1,369,100, compared to $1,256,400 at June 30, 2002. The increase resulted primarily from increases in inventories required for existing contracts for the TSI PRISM Segment.

         At March 31, 2003, the Company had a $1.3 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 4%. The line of credit agreement formula was based upon current asset values and is used to finance working capital. At March 31, 2003, the Company had drawn $1,108,000 under the line of credit, including the $500,000 balance classed as long-term debt, and $190,000 was available. See Subsequent Event Footnote J above for a discussion on an increase and extension of the existing line of credit agreement executed subsequent to March 31, 2003.

         Cash used in operations for the nine-month period was $1,573,900, an increase of $426,600 when compared to cash used in operations of $1,147,300 for the comparable period ended March 31, 2002. The increase in cash used in operations was due primarily to increases in costs & estimated earnings in excess of billings on uncompleted contracts at March 31, 2003, an amount that will be reduced as billings under current contracts are completed.

         During the nine-month period ended March 31, 2003, the Company purchased approximately $46,300 of additional equipment compared to $28,100 purchased in the comparable period of the prior year. Acquisition of goodwill (additional costs incurred related to the acquisition of TSI PRISM tracking technology) amounted to $32,900. Repayment on borrowings during the period amounted to $2,274,800, while advances from borrowing amounted to $2,286,500.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2004 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing or sale of stock. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at March 31, 2003. If the Company were unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan.


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

PART II.  OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         The only material litigation in which the Company is a party to is a derivative suit, filed on January 30, 2003, by Richard C. Jones on behalf of Technology Systems International, Inc., a Nevada corporation ("TSIN") versus the Company, its wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation ("TSIA"), and all of the directors of TSIN. The venue for the action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks equitable remedies and damages arising out of the Company's acquisition of substantially all of the assets of TSIN. As stated in previous periodic reports filed by the Company with the SEC concerning this matter, the Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action.

         In order to assure compliance with disclosure requirements concerning the derivative lawsuit and for the protection of our shareholders, the Company has suspended the S-3 Registration Statement, which was effective December 11, 2002, which includes the shares issued in connection with the transaction, for a legal review and possible amendment.

Item 2 - CHANGES IN SECURITIES

         During the nine months ended March 31, 2003, the Company issued 3 million shares of Common Stock related to the Sale of Common Shares more fully discussed in Note F and 43,500 shares of Common Stock for services rendered.


Item 6.  EXHIBITS 99.1

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                         ALANCO TECHNOLOGIES, INC.
                              (Registrant)
                               /s/ John A. Carlson
                               ---------------------
                               John A. Carlson
                               Executive Vice President and
                               Chief Financial Officer
Date: May 14, 2003

CERTIFICATION

I, Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc. (the "Company"), certify that:

         (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report");

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

Dated:  May 14, 2003

By /s/ Robert R. Kauffman
       ------------------
       Chairman and Chief Executive Officer


I, John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc. (the "Company"), certify that:

         (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report");

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

Dated:  May 14, 2003

By /s/ John A. Carlson
       ---------------
         Executive Vice President and Chief Financial Officer


Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc., certify that:

1. The Quarterly Report of Alanco Technologies, Inc. on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                             /s/ Robert R. Kauffman
                                 ------------------
                                 Robert R. Kauffman
                                 Chairman and Chief Executive Officer
                                  May 14, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., certify that:

1. The Quarterly Report of Alanco Technologies, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                             /s/  John A. Carlson
                                  ---------------
                                  John A. Carlson
                                  Executive Vice President & Chief Financial
                                  Officer
                                  May 14, 2003

                                    EXHIBIT A
                                    ---------
                            LOAN AND SECURITY AGREEMENT


         THIS AMENDMENT TO LOAN AND SECURITY AGREEMENT ("Amendment") is entered into this 15th day of April, 2003, between Donald E. Anderson and Rebecca E. Anderson, Trustees of the Anderson Family Trust, UTA dated December 20, 1993 ("Lender") as secured party, and Alanco Technologies, Inc. ("ATI"), an Arizona corporation ("Borrower 1"); Arraid, Inc. ("Al"), an Arizona corporation ("Borrower 2"); Excel/Meridian Data, Inc. ("EMD"), an Arizona corporation ("Borrower 3"); Sanone, Inc. ("SOI"), an Arizona Corporation ("Borrower 4"); NZ Liquidating, Inc. (formerly known as Netzerver, Inc.) ("NZ"), an Arizona corporation ("Borrower 5"); Technology Systems International, Inc. ("TSI"), an Arizona corporation (formerly, TSI Acquisition Corporation, ("Borrower 6"); and Fry Guy, Inc., a Nevada corporation ("Borrower 7"). Borrower 1, Borrower 2, Borrower 3, Borrower 4, Borrower 5, Borrower 6, and Borrower 7, jointly and severally, individually and collectively, the "Borrower".

RECITALS:

         The parties entered into that Loan and Security Agreement, dated June 19, 2002, pursuant to which Lender agreed to provide certain funds to Borrower upon the terms and conditions set forth therein (the "Agreement"). The parties now wish to modify the Agreement in certain respects as set forth herein.

         NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties agree as follows:

1. Definitions. The subparagraphs of Section 1 of the Agreement corresponding to the subparagraph numbers set forth below shall be amended by substituting the definitions set forth below for the corresponding terms identified:

         1.9 "Credit Limit" shall mean One Million Eight Hundred Thousand Dollars ($1,800,000.00).

         1.19     "Maturity Date" shall mean December 31, 2004.

2. The first paragraph of Section 2.2 of the Agreement shall be amended to read as follows:

         Except as provided below, the Credits shall bear interest, on the Daily Balance owing, at a fluctuating rate of interest equal to the Base Rate plus four (4%) percentage points per annum for all amounts of the Credit outstanding up to and including $1,300,000, and at a fluctuating rate of interest equal to the Base Rate plus six (6%) percentage points per annum for all amounts of the Credit outstanding in excess of $1,300,000.

3. Section 3.1 of the Agreement shall be amended to read as follows:

         3.1 This Agreement shall remain in full force and effect until December 31, 2004 (the "Maturity Date").

4. A new Section 6A shall be added to the Agreement following Section 6 thereof, which shall read as follows:

         6A. COVENANTS OF BORROWER

         Borrower agrees that so long as it is indebted to Lender under this Agreement, unless Lender shall otherwise consents in writing, revenues reported from the business operations of TSI shall equal or exceed $3,500,000 per calender quarter, commencing with the quarter ending September 30, 2003. Revenues from contracts entered into by TSI after the date of this Amendment and reported before July 1, 2003, shall be counted as revenues received during the quarter ended September 30, 2003.

5. A new Section 6B shall be added to the Agreement following Section 6A, which shall read as follows:

         6B. RIGHT TO CONVERT PORTION OF CREDIT TO ATI COMMON STOCK

         At any time prior to the full repayment of the Credit, Lender shall have the right and option to convert up to $500,000 of the outstanding Credit into shares of Class A Common Stock of the ATI at the conversion rate of $0.50 of the Credit to be converted for each share of Class A Common Stock, without the payment of any additional consideration, subject to readjustment as provided herein below.

         Conversion shall be deemed to have been effected on the date when delivery of notice of such conversion is made, and such date is referred to herein as the "Conversion Date". As promptly as practicable thereafter ATI shall issue and deliver to Lender a certificate or certificates for the number of full shares of Class A Common Stock to which Lender is entitled. No fractional shares shall be issued. The Lender shall be deemed to have become a holder of the Class A Common Stock of record on the Conversion Date unless the transfer books of ATI are closed on that date, in which event Lender shall be deemed to have become a holder of the Class A Common Stock of record on the next succeeding date on which the transfer books are open, but the conversion rate shall be that in effect on the Conversion Date.

         The number of shares of Class A Common Stock deliverable upon conversion of a portion of the Credit shall be subject to adjustment from time to time upon the happening of certain events as follows:

                  (i) Merger, Sale of Assets, Consolidation. If ATI at any time shall consolidate with or merge into or sell or convey all or substantially all its assets to any other entity, the conversion right shall thereafter apply to capital stock in such number and kind of securities and property as would have been issuable or distributable on account of such consolidation, merger, sale or conveyance upon or with respect to the securities subject to the conversion or purchase right immediately prior to such consolidation, merger, sale or conveyance. The foregoing provision shall similarly apply to successive transactions of a similar nature by any such successor or purchaser. Without limiting the generality of the foregoing, these anti-dilution provisions shall apply to such securities of such successor or purchaser after any such consolidation, merger, sale or conveyance.

                  (ii) Reclassification. If ATI at any time shall, by subdivision, combination reclassification of securities or otherwise, change any of the securities then purchasable upon the exercise of the conversion right associated with the Credit into the same or a different number of securities of any class or classes, the convertible portion of the Credit shall thereafter evidence the right to purchase such number and kind of securities as would have been issuable as the result of such change with respect to the securities which were subject to the conversion right immediately prior to such subdivision, combination, reclassification or other change. If shares of Class A Common Stock is subdivided or combined into a greater or smaller number of shares of Class A Common Stock, the number of shares of Class A Common Stock deliverable upon conversion of the Credit shall be proportionately reduced or increased, as appropriate, by the ratio which the total number of shares of Class A Common Stock to be outstanding immediately after such event bears to the total number of shares of Class A Common Stock outstanding immediately prior to such event.

         The Company shall at all times keep available for issue and delivery the full number of shares of Class A Common Stock into which the entire convertible portion of the Credit are convertible.

6. In consideration of Lender agreeing to the modifications to the Agreement set forth herein, ATI shall grant to Lender a Warrant to purchase up to 250,000 shares of ATI's Class A Common Stock at a purchase price of $0.40 per share for a five (5) year period following the date hereof. Such rights shall be memorialized in a Warrant Agreement to be executed and delivered to Lender upon the execution hereof in the form attached hereto as Exhibit "A".

7. Borrower agrees that (a) except as expressly provided herein to the contrary, this Amendment shall not modify the Agreement, (b) all of the collateral described in the Agreement shall remain in all respects subject to the lien or charge of the security interest set forth in the Agreement, and (c) nothing contained herein and nothing done pursuant hereto, shall effect or be construed as affecting the lien or charge of said security interest, or the priority thereof over other liens or charges, or as releasing or affecting the liability of any party or parties who may now or hereafter be liable under or on account of the Agreement. The provisions of this Amendment are modifications only and except as provided herein all of the terms and conditions of the Agreement remain in full force and effect and the parties hereto ratify and confirm the security, priority and enforceability of the Agreement, as expressly modified by this Amendment.

8. This Amendment shall bind and inure to the benefit of the respective successors and assigns of each of the parties. This Amendment may be executed by the parties hereto in several counterparts, each of which shall be deemed to be an original and all of which shall constitute together but one and the same agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the date first above written.

BORROWERS:
"Borrower l":
Alanco Technologies, Inc., an Arizona Corporation

By: /s/ Robert R. Kauffman
        ------------------
        Robert R. Kauffman, Chief Executive Officer

"Borrower 2":
Arraid, Inc., an Arizona corporation

By: /s/ Robert R. Kauffman
        ------------------
        Robert R. Kauffman, Chief Executive Officer

"Borrower 3":
Excel/Meridian Data, an Arizona corporation

By: /s/ Robert R. Kauffman
        ------------------
        Robert R. Kauffman, Chief Executive Officer

"Borrower 4":
Sanone, Inc., an Arizona corporation

By: /s/ Robert R. Kauffman
        ------------------
        Robert R. Kauffman, Chief Executive Officer

"Borrower 5":
Netzerver, Inc., an Arizona corporation

By: /s/ Robert R. Kauffman
        ------------------
        Robert R. Kauffman, Chief Executive Officer

"Borrower 6":
Technology Systems International, Inc., an Arizona corporation (formerly, TSI Acquisition Corporation)

By: /s/ Robert R. Kauffman
        ------------------
        Robert R. Kauffman, Chief Executive Officer
"Borrower 7":
Fry Guy, Inc., a Nevada corporation

By: /s/ Robert R. Kauffman
        ------------------
        Robert R. Kauffman, Chief Executive Officer
Borrower Address for Notices:
         15575 North 83rd Way, Suite 3,  Scottsdale, Arizona. 85260

LENDER:
/s/ Donald E. Anderson
---------------------------------------
DONALD E. ANDERSON
/s/ Rebecca E. Anderson
---------------------------------------
REBECCA E. ANDERSON

Trustees of the Anderson Family Trust, UTA dated December 20, 1993

Lender Address for Notices:
         11804 N. Sundown Drive, Scottsdale, Arizona 85260

                                    EXHIBIT B
                                    ---------
                                    EXHIBIT "A"

THIS WARRANT AND THE SECURITIES ISSUABLE UPON EXERCISE HEREOF HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAW, AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF OR EXERCISED UNLESS
(i) A REGISTRATION STATEMENT UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS SHALL HAVE BECOME EFFECTIVE WITH REGARD THERETO, OR (ii) AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS IS AVAILABLE IN CONNECTION WITH SUCH OFFER, SALE OR TRANSFER.

AN INVESTMENT IN THESE SECURITIES INVOLVES A HIGH DEGREE OF RISK. SUBSCRIBERS MUST RELY ON THEIR OWN ANALYSIS OF THE INVESTMENT AND ASSESSMENT OF THE RISKS INVOLVED.


Warrant to Purchase
250,000 shares

                        WARRANT TO PURCHASE COMMON STOCK
                                       OF
                            ALANCO TECHNOLOGIES, INC.

         THIS CERTIFIES that DONALD E. ANDERSON AND REBECCA E. ANDERSON, TRUSTEES OF THE ANDERSON FAMILY TRUST, UTA DATED DECEMBER 20, 1993 or any subsequent holder hereof in accordance with Section 9 ("Holder"), has the right to purchase from ALANCO TECHNOLOGIES, INC., an Arizona corporation (the "Company"), up to 250,000 fully paid and nonassessable shares of the Company's Class A common stock ("Common Stock"), subject to adjustment as provided herein, at a price equal to the Exercise Price as defined in Section 3 below, at any time beginning on the Date of Issuance (as defined below) and ending at 5:00 p.m., Phoenix, Arizona time, on April 30, 2008 (the "Exercise Period").

         Holder agrees with the Company that this Warrant to Purchase Common Stock of Alanco Technologies, Inc. (this "Warrant") is issued and all rights hereunder shall be held subject to all of the conditions, limitations and provisions set forth herein.

         1. Date of Issuance.

                  This Warrant shall be deemed to be issued on April 15, 2003 ("Date of Issuance").

         2. Exercise.

                  (a) Manner of Exercise. During the Exercise Period, this Warrant may be exercised as to all or any lesser number of full shares of Common Stock covered hereby upon surrender of this Warrant, with the Exercise Form attached hereto as Exhibit A (the "Exercise Form") duly completed and executed, together with the full Exercise Price (as de fined below) for each share of Common Stock as to which this Warrant is exercised, at the office of the Company or at such other office or agency as the Company may designate in writing, (such surrender and payment of the Exercise Price hereinafter called the "Exercise of this Warrant").

                  (b) Date of Exercise. The "Date of Exercise" of the Warrant shall be defined as the date on which this Warrant is received by the Company, together with the full Exercise Price, in accordance with Section 2(a) above.

                  (c) Cancellation of Warrant. This Warrant shall be canceled upon the Exercise of this Warrant, and, as soon as practicable after the Date of Exercise, Holder shall be entitled to receive Common Stock for the number of shares purchased upon such Exercise of this Warrant, and if this Warrant is not exercised in full, Holder shall be entitled to receive a new Warrant (containing terms identical to this Warrant) representing any unexercised portion of this Warrant in addition to such Common Stock.

                  (d) Holder of Record. Each person in whose name any Warrant for shares of Common Stock is issued shall, for all purposes, be deemed to be the Holder of record of such shares on the Date of Exercise of this Warrant, irrespective of the date of delivery of the Common Stock purchased upon the Exercise of this Warrant. Nothing in this Warrant shall be construed as conferring upon Holder any rights as a stockholder of the Company.

         3. Payment of Warrant Exercise Price.

                  The Exercise Price shall equal $0.40 per share of Common Stock ("Exercise Price"), subject to adjustment in accordance with Section 5 hereof. Payment of the Exercise Price shall be made by cash, cashiers check or wire transfer.

         4. Transfer.

                  Subject to the provisions of Section 8 of this Warrant, this Warrant may be transferred on the books of the Company, in whole or in part, in person or by attorney, upon surrender of this Warrant properly completed and endorsed. This Warrant shall be canceled upon such surrender and, as soon as practicable thereafter, the person to whom such transfer is made shall be entitled to receive a new Warrant or Warrants as to the portion of this Warrant transferred, and Holder shall be entitled to receive a new Warrant as to the portion hereof retained.

         5. Adjustments to Exercise Price.

                  (a) Adjustment to Exercise Price Due to Stock Split, Stock Dividend, Etc. If, prior to the exercise in full of this Warrant the number of outstanding shares of Common Stock is increased by a stock split, stock dividend, or other similar event, the Exercise Price shall be proportionately reduced, or if the number of outstanding shares of Common Stock is decreased by a combination or reclassification of shares, or other similar event, the Exercise Price shall be proportionately increased.

                  (b) Adjustment Due to Merger, Consolidation, Etc. If, prior to the exercise in full of this Warrant, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock of the Company shall be changed into the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity, then the Holders of this Warrant shall thereafter have the right to receive upon exercise of this Warrant, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore issuable upon exercise, such stock, securities or other assets which the Holder would have been entitled to receive in such transaction had the Warrant been exercised immediately prior to such transaction, and in any such case appropriate provisions shall be made with respect to the rights and interests of the Holder to the end that the provisions hereof (including, without limitation, provisions for the adjustment of the Exercise Price) shall thereafter be applicable, as nearly as may be practicable in relation to any securities thereafter deliverable upon the exercise hereof.

                  (c) No Impairment. The Company will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company but will at all times in good faith assist in the carrying out of all the provisions of this
Section 5 and in the taking of all such action as may be necessary or appropriate in order to protect the exercise rights of the Holder.

                  (d) Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment of the Exercise Price pursuant to this Section 5, the Company at its expense shall promptly compute such adjustment or readjustment in accordance with these terms and furnish to the Holder a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Company shall, upon the written request at any time of the Holder, furnish or cause to be furnished a like certificate setting forth (i) such adjustments and readjustments, (ii) the Exercise Price at the time in effect, and (iii) the number of shares of Common Stock and the amount, if any, of other property which at the time would be received upon the exercise of this Warrant.

                  (e) Notices of Record Date. In the event of (i) any taking by the Company of a record date of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend which is the same as cash dividends paid in previous quarters) or other distribution, or (ii) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company, any merger or consolidation of the Company, and any transfer of all or substantially all of the assets of the Company to any other Company, or any other entity or person, or any voluntary or involuntary dissolution, liquidation or winding up of the Company, the Company shall mail to the Holder at least 10 days prior to the record date specified therein, a notice specifying (A) the date on which any such record is to be taken for the purpose of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up is expected to become effective, and (C) the time, if any, that is to be fixed, as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up.

         6. Fractional Interests.

                  No fractional shares or scrip representing fractional shares shall be issuable upon the Exercise of this Warrant, but on Exercise of this Warrant, Holder may purchase only a whole number of shares of Common Stock. If, on Exercise of this Warrant, Holder would be entitled to a fractional share of Common Stock or a right to acquire a fractional share of Common Stock, such fractional share shall be disregarded and the number of shares issuable upon shall be the next higher number of shares.

         7. Reservation of Shares.

                  The Company shall at all times reserve for issuance such number of authorized and unissued shares of Common Stock (or other securities substituted therefor as herein above provided) as shall be sufficient for the Exercise of this Warrant and payment of the Exercise Price. The Company covenants and agrees that upon the Exercise of this Warrant, all shares of Common Stock issuable upon such exercise shall be duly and validly issued, fully paid, nonassessable and not subject to preemptive rights, rights of first refusal or similar rights of any person or entity.

         8. Restrictions on Transfer.

                  (a) Registration or Exemption Required. This Warrant has been issued in a transaction exempt from the registration requirements of the Securities Act and from state registration under applicable state laws. The Warrant and the Common Stock issuable upon the Exercise of this Warrant may not be pledged, transferred, sold or assigned except pursuant to an effective registration statement or an exemption to the registration requirements of the Securities Act and applicable state laws.

                  (b) Assignment. If Holder can provide the Company with reasonably satisfactory evidence that the conditions of (a) above regarding registration or exemption have been satisfied, Holder may sell, transfer, assign, pledge or otherwise dispose of this Warrant, in whole or in part. Holder shall deliver a written notice to the Company, substantially in the form of the Assignment attached hereto as Exhibit B, indicating the person or persons to whom the Warrant shall be assigned and the respective number of warrants to be assigned to each assignee. The Company shall effect the assignment within ten days and shall deliver to the assignee(s) designated by Holder, a Warrant or Warrants of like tenor and terms for the appropriate number of shares.

         9. Benefit of this Warrant.

         Nothing in this Warrant shall be construed to confer upon any person other than the Company and Holder any legal or equitable right, remedy or claim under this Warrant, and this Warrant shall be for the sole and exclusive benefit of the Company and Holder.

         10. Applicable Law.

                  This Warrant is issued under and shall for all purposes be governed by and construed in accordance with the laws of the State of Arizona, without giving effect to the conflict of law provisions thereof.

         11. Loss of Warrant.

                  Upon receipt by the Company of evidence of the loss, theft, destruction or mutilation of this Warrant, and (in the case of loss, theft or destruction) of indemnity or security reasonably satisfactory to the Company, and upon surrender and cancellation of this Warrant, if mutilated, the Company shall execute and deliver a new Warrant of like tenor and date.

         12. Notices or Demands.

                  All notices or other communications required or permitted pursuant to this Warrant shall be in writing and shall be deemed given to a party when (a) delivered by hand or by nationally recognized overnight courier service (costs prepaid); or (b) received or rejected by the addressee, if sent by certified mail, return receipt requested. Such notice or other communication shall be sent to the Company, Attention: Chief Financial Officer, 11575 North 83rd Way, Suite 3, Scottsdale, Arizona 85260 or to the Holder at the address set forth in the Company's records (or to such other address as either party may designate by notice to the other party).

         IN WITNESS WHEREOF, the undersigned has executed this Warrant as of the 15th day of April, 2003.


                                                 ALANCO TECHNOLOGIES, INC.


                                                 By:/s/ Robert R. Kauffman
                                                    -----------------------
                                                    Robert R. Kauffman, CEO

                                    EXHIBIT A

                                  EXERCISE FORM

         The undersigned hereby irrevocably exercises the right to purchase ________________ shares of common stock, no par value (the "Common Stock") of Alanco Technologies, Inc., an Arizona corporation (the "Company"), evidenced by the attached warrant (the "Warrant") and herewith makes payment of the exercise price with respect to such shares in full, all in accordance with the conditions and provisions of said Warrant.

1. The undersigned agrees not to offer, sell, transfer or otherwise dispose of any of the Common Stock obtained on exercise of the Warrant, except in accordance with the provisions of Section 8(a) of the Warrant.

2. The undersigned requests that stock certificates for such shares be issued free of any restrictive legend, if appropriate, and a warrant representing any unexercised portion hereof be issued, pursuant to the Warrant in the name of the undersigned and delivered to the undersigned at the address set forth below:

Dated:______________


                                   Signature


                                   Print Name


                                   Address



NOTICE: The signature to the foregoing Exercise Form must correspond to the name as written upon the face of the attached Warrant in every particular, without alteration or enlargement or any change whatsoever.

                                    EXHIBIT B

                               FORM OF ASSIGNMENT


FOR VALUE RECEIVED, the undersigned holder of the attached warrant (the "Warrant") hereby sells, assigns and transfers unto the person or persons below named the right to purchase ________________ shares of the Common Stock of Alanco Technologies, Inc., evidenced by the attached Warrant and does hereby irrevocably constitute and appoint ________________________ as attorney-in-fact to transfer the said Warrant on the books of the Company, with full power of substitution in the premises.



Dated:__________________           Signature

Fill in for new registration of Warrant:



                                   Name



                                   Address



Please print name and address of assignee (including zip code) above.


NOTICE: The signature to the foregoing Exercise Form must correspond to the name as written upon the face of the attached Warrant in every particular, without alteration or enlargement or any change whatsoever.