Form 10KSB
period 2003-06-30
ALANCO TECHNOLOGIES INC
filed 2003-09-29
CIK 98618

FORM 10-KSB




                Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2003
                      Commission file number 0-9347


                            ALANCO TECHNOLOGIES, INC.
                         --------------------------



     (Exact name of registrant as specified in its charter)

  Arizona                                                   86-0220694
  --------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   Incorporation or organization)                    Identification No.)


          15575 North 83rd Way, Suite 3, Scottsdale, AZ 85260
         ---------------------------------------------------
      (Address of principal executive offices)        (Zip Code)

              Registrant's Telephone Number: (480) 607-1010


  Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act

                                  COMMON STOCK
                                 ------------
                                (Title of Class)

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

         The Registrant's revenues for the fiscal year ended June 30, 2003 were $7,417,900.

         State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $8,430,600 as of September 26, 2003.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 15,612,200 shares of Class A Common Stock (net of treasury shares) and no shares of Class B Common Stock as of July 29, 2003. Documents incorporated by reference: Part III of this Report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2003.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; unfavorable result of current pending litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers; federal and/or state regulatory and legislative actions; customer preferences and spending patterns; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.

PART 1

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Alanco Technologies, Inc. was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.

         Alanco (Nasdaq: ALAN) is a provider of advanced information technology solutions with the Company's operations at the end of fiscal 2003 diversified into two reporting business segments including: (i) design, production, marketing and distribution of RFID (Radio Frequency Identification) tracking technology, and (ii) manufacturing, marketing and distribution of data storage products.

         In May 2002, the Company acquired RFID (Radio Frequency Identification) tracking technology through the acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The Company continues to participate in the data storage market through two wholly-owned subsidiaries: Arraid, Inc., a manufacturer of proprietary storage products to upgrade older "legacy" computer systems; and Excel/Meridian Data, Inc., a manufacturer of Network Attached Storage ("NAS") systems for mid-range organizations. During fiscal year 2002, the Company also substantially liquidated, due to continued operating losses, SanOne, Inc., a wholly owned subsidiary that had been created to enter the Storage Area Network ("SAN") market.

         Prior to the May 2002 closing of the acquisition of the RFID tracking technology, the Company exchanged its investment in Gold & Minerals, Inc. ("G&M"), a private Arizona-based mining company, for approximately 8.9% of the outstanding shares of TSIN. Since the purchase consideration for the RFID tracking technology was Alanco stock (both a fixed number of shares to be paid at closing and a significant contingent payout based on Technology Systems International, Inc., an Arizona Corporation ("TSIA") operating results) the Company recorded, during the fiscal year ended June 30, 2002, an asset impairment charge of $2.1 million to reduce the investment valuation to approximately $375,000, the estimated value of 8.9% of the shares to be issued to TSIN at closing, the only shares guaranteed to be issued.

RECENT BUSINESS DEVELOPMENTS

         In September 2003, President Bush signed into law new legislation that will create national standards for detection and prevention of prison rape and provide state prison systems with $40.0 million annually in federal matching grants to combat the problem. The Company believes the new law will accelerate adoption of its TSI PRISM(TM) continuous tracking technology in the nation's prisons; accordingly, the Company announced a new initiative to assist states to deploy its unique technology by accessing the federal matching grants available through the new law.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


DESCRIPTION OF BUSINESS

RFID TECHNOLOGY SEGMENT

         During fiscal year 2002, the Company acquired the operations of Technology Systems International, Inc. ("TSIN"), developer of the proprietary TSI PRISM(TM) wireless RFID tracking technology utilized primarily in correctional facilities security management and personnel monitoring. The acquisition was effected through a wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation ("TSIA") by the issuance of Alanco Class A Common Stock to purchase TSIN's assets and assumption of specific TSIN liabilities. The all-stock transaction was approved at a May 14, 2002 Special Shareholders Meeting, which authorized the stock issuance. The transaction's effective closing date was June 1, 2002. See Footnote 14 to the Consolidated Financial Statements for further discussion of the TSIA acquisition.

         TSIN had recently completed a seven-year development program, investing over $17 million into research and development of the TSI PRISM(TM) technology, including test installation sites. Commencing a national sales program in fiscal year 2001, TSIN completed the installation of its first $1 million commercial installation at a Midwest prison facility in May 2002. By June 30, 2002, the TSIA operations (both under TSIN and TSIA) had received approximately $5 million in contracts, of which approximately $1 million had been completed prior to the June 2002 acquisition.

         Marketing. TSIA markets its TSI PRISM(TM) RFID tracking system primarily in the United States, through independent sales representatives and Company direct sales representatives. The primary focus of the marketing effort has been on the domestic correctional facilities market.

         Raw Materials. The RFID Technology segment utilizes various domestic subcontractors for materials and parts used to manufacture its products. Due to the advantage of volume manufacturing, one domestic supplier represented approximately 49% and a second domestic supplier represented approximately 21% of the segment's purchases of material and parts for the fiscal year ended June 30, 2003. Additionally, one subcontractor who accounted for approximately $990,000 in installation billings during the twelve months ended June 30, 2003 completed all subcontracted installations.

         The Company anticipates continued concentration of vendor purchases; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

         Competitive Conditions. The TSI PRISM(TM) is the only known wireless RFID continuous real-time tracking technology currently available to the correctional facilities market. There are other companies attempting to introduce area location and monitoring technologies in the correctional facilities market, offering an area or zone detection system. However, at this time these technologies are not capable of providing continuous real-time tracking.

         Employees. As of June 30, 2003 and 2002, the Company's RFID tracking segment employed twelve and fifteen full-time employees, respectively.

         Seasonality of Business. Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to state and federal government customers that have been affected by annual budget schedules and economic conditions.

         Dependence Upon Key Customers. The RFID Technology segment is in an early stage of commercial market development, commencing national sales efforts in fiscal year 2001. Targeted customers operate the majority of the prisons in the United States and include the 50 state governments and the federal government. During the twelve months ended June 30, 2003, substantially all revenues recognized were generated from two Midwestern state governments, one accounting for 80.2% and the second accounting for 19.5% of the reported revenues for the period. The Company anticipates that as market penetration of its TSI PRISM(TM) technology accelerates, the Company will have numerous customers. However, due to the type of product sold by the RFID Technology segment, the size of each contract may continue to be significant.

         Backlog Orders. The Company operates using order contracts that it considers to be firm and non-cancelable. Under this method, the Company had unfulfilled contracts as of June 30, 2002 of approximately $3.8 million. As of June 30, 2003, the Company was in negotiation with a number of prospective customers, but did not have any unfulfilled contracts.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Research & Development The Company estimated that the TSIA operation spent approximately $150,000 and $250,000 in research and development expenditures, recorded as selling, general and administrative expense, during fiscal years 2003 and 2002, respectively.

COMPUTER DATA STORAGE SEGMENT

         The Company's Computer Data Storage segment consists primarily of two separate units, Arraid, Inc. ("Arraid") and Excel/Meridian Data, Inc. ("Excel"). Phoenix, Arizona-based Arraid, manufacturer of legacy computer data storage solutions, was acquired effective October 1999. Excel, a Dallas, Texas-based provider of data storage networking products and services, was acquired effective June 2000.

         The Company expanded into the Storage Area Network (SAN) market during fiscal year 2000 with the formation of SanOne, Inc. ("SanOne"). Due to significant operating losses incurred by SanOne in both fiscal year 2001 and 2002, the SanOne business was closed and the subsidiary substantially liquidated during the fiscal year 2002.

         Arraid designs and manufactures proprietary data storage subsystems called "emulators" that serve as translators between older "legacy" computers and state-of-the-art storage devices and provides unique, cost-effective storage system solutions. Arraid's unique products are targeted at users of special application legacy computers, such as airplane flight simulators, nuclear power control systems, missile tracking computer systems, etc. Its competitive position was recently enhanced by the development of its ESP-1 single board computer, which will reduce product development time and costs, as well as allow Arraid to enter significant new market niches.

         Excel is a manufacturer and marketer of data storage networking products and is recognized as a leading provider of optical storage devices, such as CD/DVD-ROM servers. Excel also markets a Network Attached Storage ("NAS") product line and other storage products incorporating state-of-the-art software technology.

         During fiscal years ended June 30, 2003 and 2002, the Company reviewed goodwill and other recorded intangible assets in compliance with the Company's policy to determine appropriateness of valuation and presentation of those assets based upon the implementation of SFAS No. 142. As a result of that review, the Company reduced the carrying values of goodwill and other intangible assets related to the data storage segment by recording an asset impairment charge of $1.39 million during fiscal year ended June 30, 2002. No adjustment was deemed necessary for fiscal year 2003.

         Marketing. Arraid markets legacy storage solutions nationally and internationally through company sales representatives and independent distributors. Excel markets optical storage and NAS products, primarily in the United States, through national advertising, telemarketing and company sales representatives.

         Raw Materials. The computer data storage operations have numerous domestic sources for materials and parts used to manufacture their products. For fiscal year 2003 and 2002, no supplier provided 10% or more of the Company's data storage material and parts purchases. The Company believes that it has an adequate supply of materials and parts and does not foresee any significant shortages or substantial price increases that cannot be passed on to the customers.

         Competitive Conditions. There are numerous competitors in the computer data storage market, with no company dominating the market. Arraid principally provides a unique storage solution to a limited market with minimal direct competitors. Excel competes with many established companies in the general storage market and many of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunities to address customers' various information storage requirements than the Company. The Company also competes with many smaller, less established companies in specific storage product segments. Some of these companies may have earlier access to new technologies or products than the Company. The announcement or introduction of new products and/or implementation of effective marketing strategies by its competitors may have a materially adverse affect on the Company's business.

         Employees. As of June 30, 2003, the Company's computer data storage business employed twenty-five full-time employees, compared to thirty-five full-time employees as of June 30, 2002.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Seasonality of Business. Computer data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases can be significantly affected by budget restraints and economic conditions.

         Dependence Upon Key Customers. During fiscal years ended June 30, 2003 and 2002, no customer accounted for 10% or more of revenues.

         Backlog Orders. The Company operates using customer purchase orders that in some cases may not be considered firm and non-cancelable. Methods of defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

         Research & Development. The Company estimates it spent approximately $150,000 in research and development expenditures, recorded as selling, general and administrative expense, for both fiscal years 2003 and 2002.

DISCONTINUED OPERATIONS

         The Company's continuing operations for both fiscal years 2003 and 2002 are limited to the RFID Technology segment and Computer Data Storage segment discussed above. Pollution Control Products, Restaurant Equipment, and Mining segments are reported as "discontinued operations" for both the current and prior fiscal years.

         During fiscal year 2001, the Company completed the sale of its subsidiary, Alanco Environmental Technologies (Beijing) Co., Ltd., and the patents related to Charged Dry Sorbent Injection (CDSI) technology to a private New Jersey corporation. The sales proceeds consist of cash and notes receivable through 2004. $252,000 of the projected gain was recognized during the fiscal year ended June 30, 2001 with the balance of the gain deferred and netted against the note receivable until payment is received. See note 3 to the Consolidated Financial Statements for further discussion of notes receivable related to the sale of the CDSI technology. The transaction completed the sale of the Company's remaining Pollution Control Products assets.

         At June 30, 2003 and 2002 all of the pollution control products and mining assets had been sold. Assets classified at year-end on the Company's balance sheet as "net assets held for sale" consist of the remaining Restaurant Equipment segment assets, which are valued at the lower of cost or net realizable value.

ITEM 2. PROPERTIES

         The Company's corporate office and the TSIA operation are located in an approximate 9,300 square foot leased facility in Scottsdale, Arizona. The current lease expires on July 31, 2007.

         During fiscal year 2003, Arraid operated under a month-to-month lease in anticipation of negotiating a lease extension. In August of 2003, Arraid entered into a 5,200 square foot office/manufacturing space lease at a new Phoenix, Arizona location. The new three-year lease expires on August 31, 2006.

         During fiscal year 2001, Excel/Meridian Data, Inc. entered into an office/manufacturing space lease for 11,328 square feet in Carrollton, Texas. The five-year lease expires March 15, 2006.

         Mining Claim Properties. The Company's last remaining mining interest consisted of a small milling site known as the Tombstone Metallurgical Facility or mill site located in Cochise County, near Tombstone, Arizona. At June 30, 2002, management was in the process of permanently closing the site under a plan approved by the Bureau of Land Management ("BLM"). The site was permanently closed during the current fiscal year.

         Environmental Disclosure. There are numerous federal and state laws and regulations relating to environmental protection that have direct application to mining, milling and mineralized material processing operations. The more significant of these laws deals with mined land reclamation and wastewater discharge from such operations.

         The Tombstone Metallurgical Facility was located on federal lands that are administered by the BLM. The mill site facility had been constructed in the 1970's when no permitting from the BLM was required. The Company believes it has complied with all regulations, as they existed; however, there can be no assurance that environmental problems will not be discovered in the future. During fiscal year 2003, the Company closed the Tombstone Metallurgical Facility under a closure plan approved and monitored by the BLM. The site closure was accomplished by dismantling and removing the facilities and by completing required environmental and/or surface reclamation. The Company is not aware of any material environmental claims or violations. Expenditures during fiscal



                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

years 2003 and 2002 related to environmental regulations, including those related to the closure of the Tombstone Metallurgical Facility, amounted to less than $20,000.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation, and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company. The actions are more fully described below:

         On January 30, 2003, Richard C. Jones, a shareholder of Technology Systems International, Inc., a Nevada corporation ("TSIN"), filed a derivative suit naming as defendants the Company and its wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation ("TSIA"), and all of the directors of TSIN. The venue for this action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks equitable remedies and damages arising out of the Company's acquisition of substantially all of the assets of TSIN. This derivative suit was terminated and the action converted into a direct action by TSIN by stipulation and court order in July 2003. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action.

         On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in Superior Court, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., an Arizona corporation ("Arraid"), alleging breach of lease and unjust enrichment and seeking monetary damages. The suit relates to an expired lease agreement for property previously leased by Arraid. The Company has filed a counterclaim against Arraid LLC, and a third party complaint against John Dahl, Frank Meijers and Keith Blaich (all owners of Arraid LLC and previous employees of the Company) seeking monetary damages and alleging, among other things, excess billing and unjust enrichment. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action and pursue the counterclaims and third party claims specified.

          No amounts have been accrued in the accompanying financial statements of the company as of June 30, 2003 for any potential loss arising from these matters, or for any additional costs of defense.

         The Company may also, from time to time, be involved in litigation arising from the normal course of the business. As of June 30, 2003, there was no such litigation pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Shareholders during the fourth quarter of fiscal year ended June 30, 2003.

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

                          Fiscal 2003             Fiscal 2002
        Quarter Ended    High      Low           High       Low
       ---------------  ----------------        -----------------

         September 30    $0.70    $0.47          $1.25     $0.64
         December 31     $0.74    $0.46          $0.95     $0.63
           March 31      $0.62    $0.38          $0.89     $0.45
           June 30       $0.50    $0.23          $0.80     $0.40

         As of June 30, 2003, Alanco had approximately 1,800 holders of record of its Class A Common Stock. This does not include beneficial owners holding shares in street name.

                ALANCO TECHNOLOGIES INC., AND SUBSIDIARIES

         During the fiscal year ended June 30, 2003, the Company issued 3,093,500 shares of its unregistered, restricted Class A Common Stock to accredited investors. Of those shares, 3,000,000 were issued in connection with a private offering in December 2002; the balance of 93,500 shares was issued for services rendered.

         During the fourth quarter of the fiscal year ended June 30, 2003, the Company allocated 5,000,000 of the authorized 25,000,000 No Par Preferred Stock to be known as Series A Convertible Stock ("Series A") and issued 2,248,400 shares of Series A in a transaction with accredited investors. The Company exchanged a Series A share and warrant to purchase a share of the Company's Class A Common Stock at $0.50 ("Warrant") for two shares of Class A Common Stock ("Common") and $0.50. The transaction recorded at June 30, 2003 was valued at $2,833,000, including cash received of $1,124,200 and 4,496,900 Common shares received (valued at $1,708,800). The Common shares acquired under this transaction (valued at market price on the date of the subscription agreement) are presented as Treasury shares at year-end. See Footnote 12 - Shareholders' Equity for additional discussion of Preferred Stock.

         During the fiscal year ended June 30, 2002, the Company issued 8,839,200 shares of its unregistered, restricted Class A Common Stock to accredited investors. Of those shares, 7,000,000 were issued in connection with the acquisition of TSI operations in May 2002, including 1,000,000 shares issued to convert debt to equity. (See Footnote 14 - Acquisition for additional discussion); 1,480,000 were issued in connection with a private offering in December 2001 and January 2002; and 250,000 were issued in connection with a private offering by the Company in May 2002. The balance of 109,200 shares was issued for services rendered. The shares issued for services during the fiscal year 2003 and 2002 were valued at fair market value based on the average closing price for ten consecutive trading days at which the stock was listed on the NASDAQ quotation system, ending on the day prior to the date on which the service agreement was reached.

         In addition to the Common shares issued during fiscal 2002, the Company allocated 500,000 of the authorized shares of the Company's No Par Preferred Stock to be known as Series B Convertible Preferred Stock ("Series B"), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share and 500,000 warrants to purchase Common Stock at an exercise price of $1.00 per share for a value received of $500,000 ($487,300 net of related expenses). The Preferred shares are each convertible into thirteen
(13) Shares of Common Stock and are characterized as "restricted securities" under federal securities laws, as they were acquired from the Company in a transaction not involving a public offering, and under such laws and applicable regulations, such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances. The Series B shareholders may, at any time after the third (3rd) anniversary of the date of issuance of the shares, demand the Company redeem the Series B at a redemption price of $10.00 per share. The shares may be redeemed by the Company paying the aggregate redemption price in cash, or by paying the aggregate redemption price in Common Stock value at market price. Due to the shareholder's right to demand redemption, the Series B Convertible Preferred Stock is presented on the balance sheet above the Shareholders' Equity section.

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

Critical Accounting Policies

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and receivables, warranty and impairment of long-lived and intangible assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these

                ALANCO TECHNOLOGIES, INC., AND SUBSIDIARIES

estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical account policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

         These policies include, but are not limited to, the carrying value of goodwill and other intangible assets, estimates related to the valuation of inventory and receivables, the actual net realizable value of net assets held for sale and the ultimate resolution of the current litigation with TSIN and Arraid Properties L.L.C. that is more fully discussed in Item 3, Legal Proceedings presented on page 6.

Results of Operations

         In accordance with Generally Accepted Accounting Principles, the Company has limited its reported consolidated revenues for fiscal years ended June 30, 2003 and 2002 to its Computer Data Storage segment and its RFID Technology segment, the only segments reported as continuing operations.

                                          Data           RFID
                                         Storage     Technology       Corporate      Total
                                      ------------   ------------   ------------  ------------
Fiscal year 2003
Revenue                               $  3,775,800   $  3,642,100   $     --      $  7,417,900
   Cost of Goods Sold                    2,331,500      2,481,400         --         4,812,900
                                       -----------    -----------    -----------   -----------
Gross Profit                             1,444,300      1,160,700         --         2,605,000
   Selling, General & Administrative     1,987,700      2,162,100        943,800     5,093,600
                                       -----------    -----------    -----------   -----------
   Segment Operating Loss                 (543,400)    (1,001,400)      (943,800)   (2,488,600)
   Interest Income                           --            --                500           500
   Interest Expense                          --            --           (130,600)     (130,600)
   Other                                     9,700         (2,000)        --             7,700
                                       -----------    -----------    -----------   -----------
Loss from Continuing Operations       $   (533,700)  $ (1,003,400)  $ (1,073,900) $ (2,611,000)
                                       ===========   ============    ===========   ===========
Accounts/Subscriptions Receivable     $    466,700   $    324,100   $    916,900  $  1,707,700
                                       ===========   ============    ===========   ===========
Inventory                             $    869,200   $    409,500   $     --      $  1,278,700
                                       ===========   ============    ===========   ===========
Fiscal Year 2002
Revenue                               $  5,297,900   $     70,300   $     --      $  5,368,200
   Cost of Goods Sold                    3,044,700         52,900         --         3,097,600
                                       -----------    -----------    -----------   -----------
Gross Profit                             2,253,200         17,400         --         2,270,600
   Selling, General & Administrative     5,006,300*       128,800      2,867,800     8,002,900
                                       -----------    -----------    -----------   -----------
   Segment Operating Loss               (2,753,100)      (111,400)    (2,867,800)   (5,732,300)
   Interest Income                          --             --             95,400        95,400
   Interest Expense                         --             --            (82,600)      (82,600)
   Other                                     1,200         --             --             1,200
                                       -----------    -----------    -----------   -----------
Loss from Continuing Operations       $ (2,751,900)  $   (111,400)  $ (2,855,000) $ (5,718,300)
                                       ===========   ============    ===========   ===========
Accounts Receivable                   $    600,100  $     181,400   $    --       $    781,500
                                       ===========   ============    ===========   ===========
Inventory                             $    999,200  $     257,200   $    --       $  1,256,400
                                       ===========   ============    ===========   ===========
*Includes asset impairment charges

         Consolidated revenues for fiscal year 2003 were $7,417,900, an increase of 38.2% when compared to $5,368,200 for fiscal year 2002. The increase resulted

                   ALANCO TECHNOLOGIES, INC., AND SUBSIDIARIES

from the RFID Technology segment (acquired effective June 1, 2002), which reported revenues of $3,642,100 compared to $70,300, representing one month's sales for the previous year. The Data Storage segment revenue decreased to $3,775,800, a 28.7% decrease from $5,297,900 reported for the previous year. The decrease in Data Storage segment revenue compared to the previous year resulted from the Company's decision to close the SanOne operations during fiscal year 2002 and the continued weak demand for data storage products as companies reduced and delayed technology expenditures in reaction to economic conditions.

         Gross Profit for fiscal year 2003 was $2.6 million, or 35.2% of sales, a 13% increase compared to $2.3 million, or 42.3% of sales, for the prior year. The Data Storage segment reported a decrease in gross profit dollars of $808,900, or 35.9%, resulting from reduced product demand; and a decrease in gross margin from 42.5% to 38.3%, due to changes in product mix to lower margin products. The reduction of gross profit dollars in the Data Storage segment was offset by significant increases in current fiscal year RFID Technology segment gross profits and gross margins. Margins in the RFID Technology segment increased to 31.9% from 24.8% reported for fiscal year ended June 30, 2002. The RFID Technology segment should continue to show significant improvements in gross margins as projected volume efficiencies are realized and new technology improvements are adopted.

         Selling, general and administrative expenses for the year ended June 30, 2003 increased $579,700, or 12.8%, to $5.1 million, compared to $4.5 million, excluding the asset impairment charges recorded in fiscal 2002.
The increase resulted from additional costs related to the RFID Technology segment, reflecting a twelve-month period in the current fiscal year and only a one-month reporting period in the prior year. Selling, general and administrative expense for the Data Storage segment decreased by $1,629,600, or 45%, when compared to the prior year. The decrease in Data Storage segment costs resulted from the closure and substantial liquidation of the SanOne operations (a subsidiary operating in the Storage Area Network (SAN) market) during the fiscal year 2002 and continued cost containment policies adopted by the Company.

         The loss from continuing operations for the fiscal year ended June 30, 2003 was $2,611,000, or ($.14) per share, compared to a loss of $5,718,300, or
($.57) per share, for the prior fiscal year. The loss from operations for the prior fiscal year included $1.389 million in non-cash asset impairment charges to write down the value of goodwill and other intangible assets in the Data Storage segment and a $2.1 million impairment of investment charge related to the write down of an investment discussed below. The write-downs related to management's reduced estimation of the value of goodwill and other intangible assets and are in compliance with the Company's policy of annually reviewing intangible asset values to determine appropriateness of valuation and presentation. Excluding the asset impairment charges, the fiscal year 2002 loss from continuing operations would be $2,229,300. Comparing the current year loss from continuing operations of $2,611,000 with the fiscal year 2002 loss before impairment charges of $2,229,300, the current loss reflects an increase of $381,700 or 17.1%.

         The fiscal year 2002 Corporate segment loss from continuing operations includes a $2.1 million asset impairment charge, recorded in the third fiscal quarter, related to a write-down of the Company's Gold and Minerals, Inc. ("G&M") investment that was exchanged for 8.9% of the outstanding shares of TSIN, a transaction that is more fully discussed in the notes to the financial statements.

         Corporate expenses for the current fiscal year amounted to $943,800, an increase of $176,000, or 22.9%, when compared to the Corporate segment expenses for fiscal year 2002 before the impairment of assets charges. The increase in corporate expenses resulted from additional corporate investor relations expenditures related to the TSI acquisition and general cost increases.

         Fiscal year 2003 interest expense was $130,600 compared to interest expense of $82,600 for the previous year. Interest income of $500 for fiscal year ended June 30, 2003 is a decrease of $94,900, or 99.5% compared to fiscal year 2002. The increase in interest expense relates to the Company's additional borrowings under its line of credit agreements. The decrease in interest income is due to interest bearing note receivables that had been repaid during fiscal year 2002.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         The Consolidated Statement of Operations for fiscal year 2003 reflects income from discontinued operations of $9,200, or nil per share, compared to loss from discontinued operations in the prior year of $292,900, or ($.03) per share. Loss from discontinued operations for fiscal year 2002 includes an asset impairment charge related to restaurant equipment assets held for sale of $300,000, management's estimate of the charge necessary to reduce the restaurant equipment assets to net realizable value at year-end, and operating income of $7,100.
         Preferred Stock dividends for the year ended June 30, 2003 amounted to $52,300, compared to Preferred Stock dividends of $6,300 for the prior year, an increase of $46,000. The fiscal years 2003 and 2002 dividends relate to Series B Preferred Stock that was approved by shareholders at a May 14, 2002 Special Shareholders' Meeting and issued prior to fiscal 2002 year-end. See Footnote
12 - Shareholders' Equity for additional discussion of Preferred Stock transactions.

         Consolidated net loss attributable to Common stockholders for fiscal year ended June 30, 2003 was $2,654,100, or ($.14) per share, a reduction in the per share net loss of 76.7% when compared to a net loss of $6,017,500, or ($.60) per share, for the prior year.

         Net cash used in operating activities for the current fiscal year end was $2,020,800 compared with net cash used in operating activities for the prior fiscal year of $1,215,500. The increase in cash used in operations resulted from the Company's increases in accounts receivable, inventories and prepaids for the current year, while those same items decreased in fiscal year 2002, increasing cash flow for the prior year. See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flow.

         Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

         At June 30, 2003 the Company's current assets exceeded current liabilities by $562,500, resulting in a current ratio of 1.20 to 1. At June 30, 2002, the Company's current assets exceeded current liabilities by $365,500, reflecting a current ratio of 1.18 to 1. The increase in current ratio was due primarily to increases in receivables at June 30, 2003 related to the sale of the Company's Series A Convertible Preferred Stock that occurred during the fourth quarter, which were collected subsequent to fiscal year end.

         Accounts receivable of $808,500 at June 30, 2003, reflects an increase of $27,000 from the $781,500 reported as consolidated accounts receivables at the end of fiscal year 2002. $324,100, or 40.1% of the current fiscal year end balance, was from the RFID Technology segment, an operation acquired effective June 1, 2002. Data Storage segment accounts receivable balances at June 30, 2003 amounted to $466,700, a decrease of $133,400, or 22.2%, compared to the previous year. The Data Storage segment accounts receivable balance at June 30, 2003 represented thirty-two day's sales in receivables compared to forty-one days at fiscal year end 2002. RFID Technology segment accounts receivable balance at June 30, 2003 represented 23.1 day's sales in receivables.

         Consolidated inventories at June 30, 2003 amounted to $1,278,700 compared to $1,256,400 at the end of the prior fiscal year. Included in the current fiscal year end balance is $409,500 of inventory for the RFID Technology segment and $869,200 for the Data Storage segment. The RFID Technology segment balance represents a 59% increase when compared to the $257,200 inventory balance reported at June 30, 2002. The RFID Technology segment increased inventory to more appropriate levels to fill contracts anticipated for the fiscal year 2004. Inventories for the Data Storage segment decreased 13.0% compared to $999,200 of inventory recorded at the prior fiscal year end. The June 30, 2003 Data Storage segment inventory balance reflects an inventory turnover of 2.7 compared to 3.0 for the inventory levels at June 30, 2002. The decrease in Data Storage segment inventory balances relative to revenues reflects an improvement in inventory management and an improving economy. The inventory balance for the RFID Technology segment represents an inventory turnover of 6.1.

               ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         The Company's cash position at June 30, 2003 was $97,700, compared to $328,400 at the end of the prior fiscal year. The decrease in the Company's cash position at June 30, 2003 resulted from cash operating losses offset by additional borrowing and financing activities.

         Cash used in investing activities during the current year was $69,100, compared to $441,300 for the previous year. The decrease was due to cash funding of TSIN prior to the acquisition. Cash used to purchase property, plant and equipment in fiscal year 2003 was $54,000, compared to $174,100 in the prior year. The $174,100 does not include property, plant and equipment acquired via the TSI acquisition that was effective June 1, 2002 in an all-stock transaction. Cash used in investing activities during fiscal year 2002 includes $559,100 of interim funding for the TSIN operation prior to the acquisition effective closing date of June 1, 2002. See Footnote 14 - Acquisition for additional discussion of the TSI acquisition.

         Net cash provided by financing activities during fiscal year ended June 30, 2003 amounted to $1,859,200, compared to $1,904,200 for the prior year. Cash provided by financing activities included $1,597,500 and $1,504,000 in proceeds from the sale of common and preferred stock for fiscal years ended June 30, 2003 and 2002, respectively. Fiscal year 2002 also included $563,500 in the collection of subscription receivables. Advances on borrowings amounted to $3,096,200 compared to $2,620,500 for the previous year. Repayments of borrowing and capital leases during the year amounted to $2,814,400, compared to $2,745,500 during the prior fiscal year.

         The Company had a $1,374,000 line of credit balance at June 30, 2003 under a $1,800,000 line of credit agreement with a private trust that was amended in April 2003. The secured line of credit was increased to $1.8 million and is based upon accounts receivable and inventory values and secured by all assets of the company. The line of credit has an interest rate of prime plus 4% for borrowings up to $1.3 million and prime plus 6% for borrowing over $1.3 million. Under the line of credit agreement, the Company must maintain a balance due under the line of at least $500,000 through December 31, 2004. Due to the $500,000 balance requirement and the December 2004 expiration date, the $500,000 minimum balance is presented at June 30, 2003 as long-term notes payable - other. At June 30, 2003, $426,000 was available under the line of credit agreement.

         During fiscal year ended June 30, 2002, the Company had a $1.3 million formula-based revolving line of credit agreement with a private trust. The secured line of credit was based upon accounts receivable and inventory values and had interest calculated at prime plus 4%. At June 30, 2002, the Company had $300,000 available under the line of credit, which was scheduled to expire on December 31, 2003.

         The Company believes that additional cash resources will be required for working capital to achieve planned operating results for fiscal year 2003 and anticipates raising capital through additional borrowing or sale of stock. The additional capital will supplement the projected cash flow from operations and the line of credit agreement in place at June 30, 2003. If the Company were unable to raise the required additional capital, it may materially affect the ability of the company to achieve its financial plans.

Product and Environmental Contingencies

         The Company is not aware of any material liabilities, either product or environmental related. Also refer to the environmental disclosure section of the mining properties segment under Item 2.

         ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements.





Index to Financial Statements
                                                                           page
Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . . . 12

Consolidated Balance Sheets
      As of June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . 13

Consolidated Statements of Operations
       For the Years Ended June 30, 2003 and 2002. . . . . . . . . . . . . . 15

Consolidated Statement of Changes in Shareholders' Equity and
       Preferred Stock For the Years Ended June 30,2003 and 2002 . . . . . . 16

Consolidated Statements of Cash Flows
       For the Years Ended June 30, 2003 and 2002 . . . . . . . . . . . . . .17

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .19


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and preferred stock, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the results of its operations, changes in shareholders' equity and preferred stock, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next year and has insufficient working capital as of June 30, 2003 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper LLP
Certified Public Accountants

Phoenix, Arizona
September 19, 2003

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
ASSETS
                                                         2003           2002
                                                     ------------   ------------
CURRENT ASSETS
     Cash and cash equivalents                       $     97,700  $    328,400
     Accounts receivable, net                             808,500       781,500
     Subscriptions receivable                             899,200       --
     Inventories, net                                   1,278,700     1,256,400
     Prepaid expenses and other current assets             53,100        27,200
                                                      -----------   -----------
         Total current assets                           3,137,200     2,393,500
                                                      -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, NET                        343,800       500,100
                                                      -----------   -----------

OTHER ASSETS
     Goodwill, net                                      5,351,300     5,318,400
     Other intangible assets                              911,700     1,131,700
     Notes receivable, net                                291,000       194,200
     Net assets held for sale                             223,200       272,600
     Other assets                                          61,200        51,800
                                                      -----------   -----------
         Total other assets                             6,838,400     6,968,700
                                                      -----------   -----------
TOTAL ASSETS                                         $ 10,319,400  $  9,862,300
                                                      ===========   ===========

  The accompanying notes are an integral part of these financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                                  (Continued)

LIABILITIES AND SHAREHOLDERS EQUITY
                                                         2003           2002
                                                     ------------   ------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses           $  1,636,100  $  1,356,400
     Line of credit                                       874,000       500,000
     Capital lease obligations, current portion            24,600        20,200
     Notes payable, current portion                      --              81,700
     Deferred revenue, current portion                     76,000        69,700
                                                      -----------   -----------
         Total current liabilities                      2,610,700     2,028,000
                                                      -----------   -----------

LONG TERM LIABILITIES
     Capital lease obligations, long-term portion           6,000        30,500
     Notes payable, long-term portion                   1,164,100     1,174,600
     Deferred revenue, long-term portion                   25,200        85,600
                                                      -----------   -----------
TOTAL LIABILITIES                                       3,806,000     3,318,700
                                                      -----------   -----------

PREFERRED STOCK - SERIES B CONVERTIBLE 500,000 shares
     authorized, 55,800 and 50,600 shares issued and
     outstanding at June 30, 2003 and 2002,
     respectively                                         545,900       493,600
                                                      -----------   -----------

SHAREHOLDERS' EQUITY
     Preferred Stock - Series A Convertible 5,000,000
     shares authorized, 2,248,400 shares issued and
     outstanding at June 30 2003, 0 shares issued
     and outstanding at June 30, 2002                   2,653,200      --

     Common Stock
     75,000,000 shares authorized, 20,609,100 and
     17,515,600 shares issued,  15,612,200 and
     17,015,600 outstanding, respectively              65,014,000    63,386,700

     Treasury Stock
     4,996,900 and 500,000 shares at June 30, 2003
      and 2002, respectively, at cost                  (2,084,000)     (375,100)

      Accumulated deficit                             (59,615,700)  (56,961,600)
                                                       -----------   -----------
         Total shareholders' equity                     5,967,500     6,050,000
                                                       -----------   -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 10,319,400  $  9,862,300
                                                      ===========   ===========

  The accompanying notes are an integral part of these financial statements

                       ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED JUNE 30,
                                                                  2003           2002
                                                             ------------   ------------

NET SALES                                                    $  7,417,900   $  5,368,200
       Cost of goods sold                                       4,812,900      3,097,600
                                                              -----------    -----------
GROSS PROFIT                                                    2,605,000      2,270,600

       Selling, general and administrative expenses             5,093,600      4,513,900
       Impairment of intangible assets                            --           1,389,000
       Impairment of investment                                   --           2,100,000
                                                              -----------    -----------
OPERATING LOSS                                                 (2,488,600)    (5,732,300)

OTHER INCOME & EXPENSES

       Interest income                                                500         95,400
       Interest expense                                          (130,600)       (82,600)
       Other income, net                                            7,700          1,200
                                                              -----------    -----------
LOSS FROM CONTINUING OPERATIONS                                (2,611,000)    (5,718,300)
                                                              -----------    -----------
DISCONTINUED OPERATIONS

       Operating income from discontinued operations                9,200          7,100
       Impairment of assets held for sale                         --            (300,000)
                                                              -----------    -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                          9,200       (292,900)
                                                              -----------    -----------

LOSS FROM OPERATIONS                                           (2,601,800)    (6,011,200)

       Preferred stock dividends                                  (52,300)        (6,300)
                                                              -----------    -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                 $ (2,654,100)  $ (6,017,500)
                                                              ===========    ===========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
            - Continuing Operations                          $      (0.14)  $      (0.57)
                                                              ===========    ===========
            - Discontinued Operations                        $       0.00   $      (0.03)
                                                              ===========    ===========
            - Preferred Stock Dividends                      $      (0.00)  $      (0.00)
                                                              ===========    ===========
            - Net Loss Attributable to Common Shareholders   $      (0.14)  $      (0.60)
                                                              ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     18,677,100      9,958,600
                                                              ===========    ===========

     The accompanying notes are an integral part of these financial statements

                                        ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY & PREFERRED STOCK
                                             FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                      COMMON STOCK             PREFERRED STOCK        TREASURY STOCK              ACCUMULATED
                                  SHARES        AMOUNT       SHARES      AMOUNT     SHARES       AMOUNT       DEFICIT       TOTAL
                                 ------------------------  ----------------------  ---------------------  --------------------------

Balances,  June 30, 2001         8,740,300  $ 57,653,000        --    $    --       20,000  $   (40,000)  $(50,944,100)  $6,668,900

  Stock issued for services         92,700        55,700        --         --         --           --          --            55,700
  Purchase of Treasury Stock          --            --          --         --      523,900     (399,100)       --          (399,100)
  Cancellation of Treasury Stock   (43,900)      (64,000)                          (43,900)      64,000        --           --
  Preferred Stock issued              --            --       50,000     487,300       --           --          --           487,300
  Preferred Stock dividends           --            --          600       6,300       --           --          --             6,300
  Common Shares issued for
     acquisition                 6,000,000     3,810,000        --         --         --           --          --         3,810,000
  Common Shares issued for debt  1,016,500       966,500        --         --         --           --          --           966,500
  Private offering of common
     shares                      1,730,000     1,050,800        --         --         --           --          --         1,050,800
  Other                            (20,000)      (85,300)       --         --         --           --          --           (85,300)
  Net loss                            --            --          --         --         --           --       (6,017,500)  (6,017,500)
                                ----------   -----------  ---------  ----------- ---------  -----------    -----------  -----------
Balances, June 30, 2002         17,515,600    63,386,700     50,600     493,600    500,000     (375,100)   (56,961,600)   6,543,600

  Stock issued for services         93,500        42,300        --         --         --           --          --            42,300
  Purchase of Treasury Stock          --            --          --         --    4,496,900   (1,708,900)       --        (1,708,900)
  Preferred Stock issued              --            --    2,248,400   2,653,200       --           --          --         2,653,200
  Preferred Stock dividends           --            --        5,200      52,300       --           --          --            52,300
  Private Offering               3,000,000     1,395,000        --         --         --           --          --         1,395,000
  Options, Preferred Stock issue      --         179,900        --         --         --           --          --           179,900
  Other                               --          10,100        --         --         --           --          --            10,100
  Net loss                            --            --          --         --         --           --        (2,654,100) (2,654,100)

  Less Preferred Stock presented
     above equity line                --            --      (55,800)   (545,900)      --           --          --          (545,900)
                                 ----------   ----------- --------- -----------  ---------  -----------    -----------  -----------
Balances, June 30, 2003          20,609,100  $ 65,014,000 2,248,400 $ 2,653,200  4,996,900  $(2,084,000)  $(59,615,700)  $5,967,500
                                 ==========   =========== =========  ==========  =========   ==========    ===========    =========

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,

                     ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                  2003             2002
                                                                 -------------     -------------
      Loss from operations                                       $ (2,601,800)     $ (6,011,200)
           (Income)loss from discontinued operations                   (9,200)          292,900
                                                                  -----------       -----------
     Net loss attributable to continuing operations                (2,611,000)       (5,718,300)
      Adjustments to reconcile net income to net
       cash used in operating activities
           Depreciation and amortization                              412,100           279,800
           Impairment of intangible assets                             --             1,389,000
           Impairment of investment                                    --             2,100,000
           Common stock and common stock options issued for
             services                                                  74,900            55,700
           Loss on disposal of property, plant and equipment            3,700            32,600
       (Increase) decrease in:
           Accounts receivable, net                                   (36,000)          765,800
           Inventories, net                                          (113,400)          344,400
           Prepaid expenses and other current assets                  (25,900)           33,300
           Other assets                                                (9,400)          --
       Increase (decrease) in:
           Accounts payable and accrued expenses                      279,700          (473,300)
           Deferred revenue                                           (54,100)          (62,300)
                                                                  -----------       -----------
      Net cash used in continuing operations                       (2,079,400)       (1,253,300)
      Net cash provided by discontinued operations                     58,600            37,800
                                                                  -----------       -----------
      Net cash used in operating activities                        (2,020,800)       (1,215,500)
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of notes receivable                                    3,300           430,700
      Goodwill, acquisition                                           (32,900)         (150,000)
      Proceeds from sale of property, plant and equipment              14,500            11,200
      Purchase of property, plant and equipment                       (54,000)         (174,100)
      Cash funding of TSIN prior to acquisition                        --              (559,100)
                                                                  -----------       -----------
      Net cash used in investing activities                           (69,100)         (441,300)
                                                                  -----------       -----------

CASH FLOWS FORM FINANCING ACTIVITIES
      Advances on borrowings                                        3,096,200         2,620,500
      Repayment of borrowings                                      (2,814,400)       (2,745,500)
      Repayment of capital lease obligations                          (20,100)           (1,800)
      Collection of subscriptions receivable                           --               563,500
      Purchase of treasury stock                                       --               (36,500)
      Proceeds from sale of preferred stock and warrants, net         225,000           487,300
      Proceeds from sale of common stock, net                       1,372,500         1,016,700
                                                                  -----------       -----------
      Net cash provided by financing activities                     1,859,200         1,904,200
                                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (230,700)          247,400

CASH AND CASH EQUIVALENTS,  beginning of year                    $    328,400      $     81,000
                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                           $     97,700      $    328,400
                                                                  ===========       ===========

      The accompanying notes are an integral part of these financial statements

                     ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,
                                   (Continued)
                                                                      2003              2002
                                                                 -------------     -------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

          Cash paid during the year for interest                 $    130,600     $      82,700
                                                                  ===========      ============

           Non-Cash Activities:
           Value of stock & stock options issued for services    $     74,900     $      55,700
                                                                  ===========      ============
           Preferred stock dividends, in kind                    $     52,300     $       6,300
                                                                  ===========      ============
           Options issued in conjuction with credit line         $     25,000     $      12,300
                                                                  ===========      ============
           Note accepted in sale of operations of NetZerver      $    100,000     $     --
                                                                  ===========     =============
           Preferred stock subscribed at year-end                $    899,200     $     --
                                                                  ===========      ============
           Value of treasury stock redeemed in preferred stock
                and warrant issuance                             $  1,708,900    $     --
                                                                  ===========      ============
           Impairment of net assets held for sale                $     --         $     300,000
                                                                  ===========      ============
           Impairment of goodwill                                $     --         $   1,389,000
                                                                  ===========      ============
           Impairment of investment property                     $     --         $   2,100,000
                                                                  ===========      ============
           Transfers of equipment to inventory at net
                book value                                       $     --         $     115,200
                                                                  ===========      ============
           Exchange of G&M investment for treasury stock         $     --         $     375,200
                                                                  ===========      ============
           Cancellation of treasury shares                       $     --         $      76,500
                                                                  ===========      ============
           Repayment of debt via termination of options          $     --         $      51,000
                                                                  ===========      ============
           Common stock issued for acquisition of TSI            $     --         $   3,810,000
                                                                  ===========      ============
           Conversion of debt to common stock                    $     --         $     966,500
                                                                  ===========      ============
           Purchase of goodwill that is accrued at year-end      $     --         $     104,200
                                                                  ===========      ============
           Purchase of net assets of TSI with common stock       $     --         $  (1,124,600)
                                                                  ===========      ============

      The accompanying notes are an integral part of these financial statements

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

       During fiscal year 2000, the Company implemented a strategic plan to position itself as a provider of information technology. The plan was initiated by acquiring Arraid, Inc. ("Arraid"), a computer data storage company, initiating the roll-out of a multi-year Storage Area Network ("SAN") expansion plan, and acquiring a second computer data storage company, Excel/Meridian Data, Inc. ("Excel"), effective June 1, 2000.

       Concurrent with the implementation of the strategic plan, the Company established a formal plan to sell the assets of all previously reported business segments. At June 30, 2002, the Company had sold the mining and pollution control products, and had reclassified the restaurant equipment assets as "net assets held for sale."

       During the fourth quarter of fiscal 2002 the Company continued its strategic plan to position itself as a provider of information technology. Its wholly-owned subsidiary, Technology Systems International, Inc., an Arizona Corporation ("TSIA"), acquired certain RFID (Radio Frequency Identification) tracking technology through the acquisition of the assets, liabilities and operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"). Two additional wholly owned subsidiaries; Arraid, a manufacturer of proprietary storage products to upgrade older "legacy" computer systems; and Excel, a manufacturer of Network Attached Storage ("NAS") systems for mid-range organizations, continued the Company's involvement in the data storage market. During the year, the Company substantially liquidated, due to continued operating losses, SanOne, Inc., a wholly owned subsidiary that had been created to enter the SAN market. Therefore, fiscal year 2003 has continuing operations in both the RFID Technology segment and in the Computer Data Storage segment. Fiscal year 2003 includes twelve months of operations for both the Computer Storage segment and the RFID Technology segment, while fiscal year 2002 includes twelve months of Computer Data Storage segment operations and one month of RFID Technology segment operations.

       Principles of Consolidation - The consolidated financial statements include the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, TSIA, Arraid, Excel, Fry Guy, Inc., SanOne, Inc., and NetZerver, Inc., (collectively, the "Company") for the years ended June 30, 2003 and 2002. All subsidiaries are Arizona corporations, except Fry Guy, Inc., which is a Nevada corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $60,100 and $127,600 at June 30, 2003 and 2002, respectively.

       Subscriptions Receivable - Subscriptions receivable at June 30, 2003 represent receivables arising from the sale of Series A Convertible Preferred Stock and warrants during the fourth quarter of the current fiscal year. All monies due were received prior to the issuance of the financial statements for fiscal year 2003.

       Inventories - Inventories consist of purchased materials and parts, work-in-process, and finished goods. Inventories are stated at the lower of cost or market. Cost is calculated using the average-cost method for the Data Storage segment and first-in, first-out ("FIFO") for the RFID Technology segment.

       Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method, generally over a 3 to 10-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Betterments or renewals are capitalized as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

       Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable approximate fair value. (See below for a fair value discussion of intangible assets and investments.)

       Goodwill and Other Intangible Assets - In June 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets. SFAS No. 142 requires that goodwill and identifiable acquired intangible assets with indefinite useful lives shall no longer be amortized, but tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 142 also requires the amortization of identifiable assets with finite useful lives. Identifiable acquired intangible assets, which are subject to amortization, are to be tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

       The Company elected to adopt the provisions of SFAS No. 142 as of July 1, 2001, and identified its reporting units (components) to be its TSIA unit, which is currently the only unit under the RFID Technology segment; and two separate units (Arraid and Excel), in its Data Storage segment. The Company determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 1, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to June 30, 2001 ceased, and intangible assets acquired prior to June 30, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS No. 141 were reclassified to goodwill. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional goodwill impairment assessment. The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third-party market value indicators to the reporting unit's projected earnings before interest, taxes, depreciation and amortization. The Company completed its impairment tests with no adjustment to the carrying value of its goodwill as of June 30, 2003 and a $1,389,000 adjustment in the Data Storage Segment for the year-ended June 30, 2002.

       Intangible assets consist of goodwill, the excess of purchase price over fair value of net assets acquired in connection with the acquisitions of its wholly owned subsidiaries, and other intangible assets, including cost of licenses, patents, developed software, etc. Prior to fiscal year 2002, goodwill was being amortized over 15 years. Commencing in the prior fiscal year 2002, the Company adopted SFAS 142 and ceased amortizing goodwill balances over a specific period pursuant to SFAS 142. However, per Company policy, goodwill balances are reviewed at least annually to determine appropriateness of valuation and presentation based upon anticipated cash flows. See Impairment of Intangibles and Other Long-lived assets below for additional discussion of valuation for Intangible Assets. See acquisitions Footnote 14 for information related to intangible assets.

       The following is a summary of Goodwill, net:

                                          RFID Data
                                          Technology   Storage       Total
                                         ----------- -----------  -----------

       Balance as of June 30, 2001       $   --      $1,420,400    $1,420,400
         Goodwill related to acquisition  5,038,800     248,200     5,287,000
         Impairment of goodwill              --      (1,389,000)   (1,389,000)
                                         ----------  ----------   -----------
       Balance as of June 30, 2002        5,038,800     279,600     5,318,400
         Goodwill related to acquisition     32,900      --            32,900
                                         ----------  ----------   -----------
      Balance as of June 30, 2003        $5,071,700  $  279,600    $5,351,300
                                         ==========  ===========  ===========

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Other intangible assets consist of the following:
                                  Amortization      Gross                 Net Other
                                     Period       Carrying   Accumulated Intangible
                                   (in Years)       Value    Amortization  Assets
                                  -----------   ----------- ------------- ---------
    As of June 30, 2003
            Patents license           3     $     50,000    $  18,000    $   32,000
            Manufacturing license     6          500,000       90,300       409,700
            Software development      5          600,000      130,000       470,000
                                             -----------     --------     ---------
    Total Other Intangible Assets           $  1,150,000    $ 238,300    $  911,700
                                             ===========     ========     =========

    As of June 30, 2002
            Patents license           3     $     50,000    $   1,400    $   48,600
            Manufacturing license     6          500,000        6,900       493,100
            Software development      5          600,000       10,000       590,000
                                             -----------     --------     ---------
    Total Other Intangible Assets           $  1,150,000    $  18,300    $1,131,700
                                             ===========     ========     =========




       The aggregate other intangible asset amortization expense for the fiscal years ended June 30, 2003 and 2002 was $220,000 and $18,300, respectively.

       The following table summarizes the estimated amortization charge related to the other intangible assets as of June 30, 2003:

                            June 30th
                               2004               $220,000
                               2005                218,800
                               2006                203,400
                               2007                193,400
                               2008                 76,100
                                                 ---------
                                                  $911,700
                                                 =========

       Investments - In fiscal year 2000, the Company exchanged its principal mining property known as the "COD mine" for convertible preferred stock in Gold and Minerals, Inc. ("G&M"), an Arizona-based mining company with mining assets in the Southwest. During fiscal year 2002 the investment was written down by $2.1 million and exchanged for approximately 8.9% of the outstanding shares of TSIN in a transaction related to the acquisition of the operations of TSIN in May 2002. See Footnote 14 for further discussions of the transaction.

       Net Assets Held For Sale - During fiscal 2000, the Company implemented a plan to divest all non-data storage assets and reinvest the proceeds into the Information Technology market. At June 30, 2003 and 2002, the "net assets held for sale" consist of the remaining restaurant equipment assets, which value had been reduced during the fourth quarter of fiscal year 2002 by an asset impairment charge of $300,000. Discussions have been held with potential buyers for all remaining units; however, a firm acceptable offer has not yet been received. The Company is continuing to sell the equipment in small quantities and believes the carrying value is supportable under the small unit sales. "Net assets held for sale" at June 30, 2003 and 2002 are valued at the lower of cost or market.

       Discontinued Operations - Discontinued operations consist of the remaining mining, restaurant equipment and pollution control operations. Based upon a formal plan of disposal adopted by management in fiscal year 2000, management concluded that income or loss from operations and any gain from the disposal of the segment's assets should be reported separately from the Company's results of continuing operations. Therefore, the results of operations for the segments identified above are presented as "Discontinued Operations" for the years ended June 30, 2003 and 2002, respectively. During the current fiscal year, the Company closed its last mining property and at year-end had no known mining

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

       The Company makes significant assumptions concerning the realizability of its goodwill and other intangible assets, warranty reserves, percentage of completion method of accounting, deferred tax assets, investments and assets held for sale. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

       Impairment of Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. No impairment to Other Long-Lived Assets was recorded during fiscal year ended June 30, 2003. During fiscal year ended June 30, 2002, the Company recorded a $300,000 asset impairment charge related to the restaurant equipment assets, classified as "assets held for sale" and a $2.1 million impairment charge related to an investment in G&M, an Arizona-based mining company. See Investments above and Footnote 14 to the Consolidated Financial Statements for further discussion of the transaction.

       Revenue Recognition - The Company recognizes revenue from computer data storage sales, net of anticipated returns, at the time products are shipped to customers, or at the time service is provided. Revenues from material long-term contracts (in excess of $250,000 and over a 90-day period) in both the Computer Data Storage segment and the RFID Technology segment are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

       Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

       Foreign Currency Translation - The Company sold its only foreign entity, which had been classified as "net assets held for sale" at June 30, 2000, during the fiscal year 2001. The Company had no foreign currency transactions during fiscal years 2003 and 2002.

       Income (Loss) Per Share - The income (loss) per share ("EPS") is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2003 and 2002, as the Company had losses from operations and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). Stock options representing 5,578,800 shares of Class A Common Stock were outstanding at year-end with exercise prices ranging between $0.43 and $2.75. The weighted average exercise price for all outstanding options was $0.96. Stock warrants representing 5,748,400 Class A Common Shares were outstanding at year-end with exercise prices ranging between $0.40 and $1.75. The weighted average exercise price was $0.77.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       Stock-Based Compensation - At June 30, 2003, the Company had stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion ("APBO") No. 25 "Accounting for Stock Issued to Employees," and related interpretations, as more fully described in Note 12. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

                                                     Year Ended June 30th,
                                                     2003             2002
                                                 -------------    -------------

Net loss attributable to common shareholders
  as reported                                    $ (2,654,100)    $ (6,017,500)
  Deduct: Total stock-based compensation expense
  determined under fair value-based method
  for all awards,  net of related tax effects
                                                      (90,100)        (683,700)
                                                  -----------      -----------
Pro Forma Net Loss                               $ (2,744,200)    $ (6,701,200)
                                                  ===========      ===========
Loss per Share:
   Basic and Diluted, as Reported                $      (0.14)    $      (0.60)
                                                  ===========      ===========

Pro Forma Basic and Diluted                      $      (0.15)    $      (0.67)
                                                  ===========      ===========

       The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted.

                                            Year Ended June 30,
                                        2003                 2002
                                     ------------         ------------

      Volatility                          30%                  30%
      Risk free interest                   3%                   3%
      Expected dividends                 none                 none
      Expected term (in years)             10                   10

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

       The RFID Technology segment utilizes various domestic subcontractors for materials and parts used to manufacture its products. Due to the advantage of volume manufacturing, one domestic supplier represented approximately 49% and a second domestic supplier represented approximately 21% of the segment's purchases of material and parts for the fiscal year ended June 30, 2003. Additionally, one subcontractor, who accounted for approximately $990,000 in installation billings during the twelve months ended June 30, 2003, completed all subcontracted installations.

       The Company anticipates continued concentration of vendor purchases; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       During the current and prior fiscal years, no customer accounted for more than 10% of the Company's Data Storage segment revenues. The largest customer represented 5.9% of revenues in fiscal year 2003 and 5.5% of revenues in fiscal year 2002. The largest accounts receivable balance at June 30, 2003 and 2002 represented 12.4% and 12.3% of consolidated accounts receivable, respectively.

       Two Midwestern state governments accounted for substantially all of the RFID Technology segment's revenues for the current fiscal year. One customer accounted for 80.2% and the second accounted for 19.5% of reported revenues. At June 30, 2003, the RFID Technology segment's accounts receivable represented 36% of the consolidated receivables. 88.6% of the RFID Technology segment receivables were due from one customer.

       Segment Information - SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified RFID Technology and Data Storage as the continuing operating segments of the Company. All assets related to previously disclosed segments have either been sold or have been classified as "net assets held for sale" at June 30, 2003 and 2002. See
       Note 16 for further information related to the Company's operating segments.

       Recent Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have adopted this statement effective July 1, 2002 and we do not expect it to have a material effect on the Company's financial position, results of operation or cash flows.

       In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We have adopted this statement effective July 1, 2002, and it did not materially affect our consolidated financial position or results of operations.

       In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), SFAS No. 44 (Accounting for Intangible Assets of Motor Carriers), SFAS No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment became effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting became effective for transactions occurring after May 15, 2002. We have adopted this statement effective July 1, 2002, and it did not materially affect our consolidated financial

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       In June 2002, the FASB issued SFAS No. 146, (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally, Emerging Issues Task Force
       (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted this statement effective January 1, 2003, and it did not materially affect our consolidated financial position or results of operations.

       In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure , which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted SFAS 148 and has accordingly modified its disclosures related to stock-based compensation.

       Pending Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company's financial position, results of operations or cash flows.

       In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

       In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flow.

       In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flow.

       Reclassification - Certain reclassifications have been made to conform fiscal 2002 information to the presentation in fiscal 2003. The reclassifications had no effect on net income.

       Advertising Costs - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled $141,200 and $288,500 for the years ended June 30, 2003 and 2002, respectively.

 2. LIQUIDITY AND GOING CONCERN

       The Company incurred significant losses during the current fiscal year and has experienced significant losses in prior years. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, it believes that its capital resources will be adequate to maintain and realize its business strategy. However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses during the first part of fiscal 2004. Management has historically been successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation.


3. NOTES RECEIVABLE

       Notes receivable at June 30, 2003 and 2002 consisted of the following:

                                                 2003         2002
                                             -----------   ----------

      Notes - Sale of Inventory              $  100,000   $    --
      Notes - Pollution Control Assets, net     182,300      182,300
                                              ---------    ---------
                                                282,300      182,300
      Notes receivable - other                   18,700       21,900
                                              ---------    ---------
                                                301,000      204,200
      Less - allowance for uncollectible        (10,000)     (10,000)
                                              ---------    ---------
           Net notes receivable                 291,000      194,200
                                              ==========   =========

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       Effective March 31, 2003, the Company sold certain Data Storage segment assets, primarily electronic parts inventory, to a private company that is controlled by John Dahl and Frank Meijers, former officers of Arraid (See also Note 10, Related Party Transactions and Note 11, Commitments and Contingencies), for cash, the assumption of a small warranty obligation and a $100,000 promissory note, presented as Notes - Sale of Inventory above. The non-recourse note bears interest at 3%, is secured by negotiable securities with a current market value in excess of the note balance at June 30, 2003 and matures on March 31, 2006. The Company has the right to liquidate the pledged negotiable securities; however, any amount realized over the note balance, including accrued interest, will be shared with purchaser on a 90/10 basis with the Company receiving the 90% of the excess amount.

       At June 30, 2003 and 2002, Notes -"Pollution Control Assets, net consist of notes receivable in the amount of $1.15 million related to the fiscal year 2001 sale of the remaining assets in the Pollution Control Products segment, net of a $967,700 deferred gain on the sale, resulting in a net value for the note of $182,300. The debtor has paid interest on the notes totaling $53,200 during fiscal year 2002, but has made no principal or interest payments during fiscal year 2003 and is currently in default on the notes. Due to the current default status, the note balance is presented net of the unrecognized gain and the total amount due is classified as long term.

       The notes were issued by a privately owned New Jersey corporation and are payable through 2004, bear interest from 5% to 7% and are secured by: (i) the patents sold; and (ii) the personal guarantee of the principal stockholder of the New Jersey company. Subsequent to year end, the Company received a default judgment for the amount of the note plus interest. The Company will continue collection efforts using the judgment obtained. The Company believes the present value of the dollars to be received from the collection of these notes, and/or the liquidation of the assets securing the notes, is sufficient to recover the net carrying value of the notes. The gain recognized in prior years was calculated based upon the payments received relative to the total estimated receipt less the pro rata costs of the assets sold.

       Notes receivable - other at June 30, 2003 and 2002, consist of 2 notes from the former owners of Arraid that bear interest at a rate of 8% and a note from a former owner of Excel/Meridian Data, Inc. The notes are due upon demand; however, there is no assurance the Company will demand payment during the current fiscal year; therefore, the notes are classified as long-term.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

4. INVENTORIES

       Inventories consist of the following at June 30:

                                               2003            2002
                                           ------------   ------------
      Purchased materials and parts        $ 1,007,000    $ 1,014,700
      Work-in-progress                         260,400        209,000
      Finished goods                           199,700        206,200
                                            ----------     ----------
                                             1,467,100      1,429,900
      Less reserves for obsolescence          (188,400)      (173,500)
                                            ----------     ----------
                                           $ 1,278,700    $ 1,256,400
                                            ==========     ==========


       During fiscal year 2002, the Company closed the SanOne demonstration laboratory and transferred $115,200 of computer equipment, net of accumulated depreciation of $45,600, from Property and Equipment to inventory for sale. The inventory is currently being sold, and management believes the valuation of the inventory is proper and will be realized.

5. PROPERTY, PLANT AND EQUIPMENT

       Property, Plant and Equipment consist of the following at June 30:

                                               2003            2002
                                            -----------   ------------
      Machinery and equipment              $   201,900    $   179,100
      Furniture and office equipment           550,900        549,800
      Marketing site equipment                 250,000        250,000
      Leasehold improvement                     54,000         50,600
                                            ----------     ----------
                                             1,056,800      1,029,500
      Less accumulated depreciation           (713,000)      (529,400)
                                            ----------     ----------
           Net book value                  $   343,800    $   500,100
                                            ==========     ==========


       Related depreciation expense for the years ended June 30, 2003 and 2002, was $192,100 and $261,600, respectively.

6. NET ASSETS HELD FOR SALE

       During fiscal 2000, management of the Company formally adopted a plan to actively pursue the sale of all business segment assets not related to information technology. The assets to be sold included the pollution control product assets and restaurant equipment assets. The mining assets had been classified as "net assets held for sale" as of June 30, 1999. During fiscal year 2000, the mining assets, a portion of the restaurant equipment assets and a significant portion of the pollution control product's assets were sold. During fiscal year 2001, the remaining pollution control product's assets and additional restaurant equipment assets were sold. At June 30, 2003 and 2002, "net assets held for sale" consist of the remaining restaurant equipment assets.

       Based upon management's decision to pursue the sale of all assets not related to information technology, only the operations of the RFID Technology and Computer Data Storage segments are considered as continuing operations at June 30, 2003 and 2002. For the years ended June 30, 2003 and 2002, the segment operating results of Pollution Control Products, Restaurant Equipment Distribution, and Mining are considered discontinued operations.

7. LINE OF CREDIT AND NOTES PAYABLE

       At June 30, 2003, the Company has an outstanding line of credit totaling $1,374,000 of which $874,000 is presented as line of credit balance due and $500,000 is presented as notes payable - long term portion. The line of credit balance was under a line of credit agreement with a private trust entered into in June 2002, for a credit line of $1.3 million. The credit agreement was amended in April 2003, increasing the credit line to $1.8 million. Under the amended credit agreement, which expires on

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       credit into shares of Alanco's Class A Common Stock at any time prior to the full payment of the line of credit, at a conversion rate of $0.50 per share. As additional consideration for the increase in the credit line and the extension, the creditor also received warrants to purchase 250,000 shares of Alanco's Common Stock at a price of $0.40 per share. The formula-based secured line of credit is based upon accounts receivable and inventory values and has an interest rate of prime plus 4% (8.25% at June 30, 2003) for borrowings up to $1.3 million and prime plus 6% for borrowing in excess of $1.3 million (10.25% at June 30, 2003). The line of credit balance at June 30, 2002 was $1,000,000 (including the $500,000 classified as notes payable - long term portion). For further information related to the line of credit see also Related Party Transactions, Note 10.

       Under the line of credit agreement, the Company must maintain a minimum balance due under the line of at least $500,000 through December 31, 2004. Due to the $500,000 balance requirement and the December 2004 expiration date, the $500,000 minimum balance is presented at June 30, 2003 and 2002 as notes payable - long term portion.

       Notes payable at June 30, 2003 and 2002 consist of the following:

                                                2003          2002
                                           -----------     ----------
      Notes payable - TSI Acquisition     $    314,100    $   394,600
      Note payable - EMS                       350,000        350,000
      Notes payable - Other                    500,000        511,700
                                           -----------     ----------
            Total notes payable              1,164,100      1,256,300
               Less current portion            --             (81,700)
                                           -----------     ----------
      Notes payable - long term           $  1,164,100    $ 1,174,600
                                           ===========     ==========

       The notes payable - TSI Acquisition primarily represent payables assumed as an obligation under the TSI acquisition agreement. The balance at June 30, 2003 is payable to TSIN upon TSIA achieving a net profit of $1 million in any twelve-month period ending on June 30th. The notes payable
       - TSI Acquisition balance of $314,100 at June 30, 2003 has been reduced by approximately $10,500 for cost incurred and paid by the Company that had been indemnified by TSIN in the acquisition agreement. The note balance has also been reduced by $70,000 related to two notes that have been paid in full during fiscal 2003.

       The notes payable - EMS are notes incurred under a TSI acquisition-related agreement between the Company and EMS Technologies, Inc., a Georgia corporation ("EMS"), whereby EMS converted approximately $1.3 million of TSIN debt, assumed by the Company in the TSI acquisition, into one million shares of Alanco stock, a $250,000 note bearing interest at 5% (due in May 2005), and a $100,000 note bearing interest at 5% (due in May 2007), which is convertible into Alanco Class A Common Stock at a conversion price of $1 per share. At June 30, 2003, the Company owed interest on the notes in the amount of $18,900, which has not been paid. The Company is currently in negotiations with EMS relative to various issues, including the interest payable on the above notes.

       Notes payable - Other at June 30, 2003 and 2002 includes the $500,000 portion of the line of credit discussed above. Also included in the June 30, 2002 balance is a note payable to a bank with a balance of $11,700. The note payable to a bank, bears interest at prime plus 2% and is due in monthly installments. The $11,700 balance at June 30, 2002, plus interest, was paid during the current fiscal year.

8. CONTRACTS IN PROGRESS

       As of June 30, 2003 the Company has no fixed price contracts in progress that qualified for percentage-of-completion method of accounting. The Company has one fixed price contract in progress at June 30, 2002, within the RFID Technology segment, for the installation of a TSI PRISM(TM) system. Billings in excess of costs and estimated earnings on this contract consist of the following:

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                          Prior to    Subsequent to
                                         Acquisition  Acquisition   Contract Total
                                          by Alanco    by Alanco    June 30, 2002
                                         ------------ -------------- -----------
Costs incurred on uncompleted contract   $   94,700    $   53,000     $  147,700
Gross profit earned to date                  30,900        17,300         48,200
                                          ---------     ---------     ----------
Revenues earned to date                     125,600        70,300        195,900
Less: billings to date                     (175,000)      (75,000)      (250,000)
                                          ---------     ---------     ----------
Billings in excess of cost and estimated
   earnings on  uncompleted contracts    $  (49,400)   $   (4,700)    $  (54,100)
                                          =========     =========      =========

       As of June 30, 2002 billings in excess of costs and estimated earnings on this uncompleted contract are included in deferred revenue in the accompanying financial statements.

9. INCOME TAXES

       A reconciliation of anticipated statutory rates is as follows:

                                                           2003        2002
                                                        --------     --------

      Statutory rate                                       34.0%       34.0%
      State income taxes, net of Federal income
         tax benefit                                        3.3%        3.3%
      Increase (reduction) in valuation allowance
         related to net operating loss carry-forwards
         and change in temporary differences              (37.3%)     (37.3%)
                                                        --------     --------

                                                            0.0%        0.0%
                                                        --------     --------


       The components of the net deferred tax asset (liability) recognized as of June 30 are as follows:

                                                                2003           2002
                                                           -------------  -------------
 Deferred tax assets (liabilities):
     Net operating loss and capital loss carryforwards     $ 10,264,000  $  10,224,000
     Goodwill                                                   207,000        380,000
     Other intangible assets                                    114,000         65,000
     Property, plant and equipment                               (2,000)       (40,000)
     Profit recognized on fixed price contract in progress        --           (18,000)
     Other timing differences                                   153,000        140,000
     Less: Valuation allowance                              (10,736,000)   (10,751,000)
                                                            -----------    -----------

Net deferred tax                                           $    --        $    --
                                                            ===========    ===========


       A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits. The valuation allowance reflects a 100% reserve for all years reported above. At June 30, 2003, the Company had net operating loss and capital loss carryforwards for Federal tax purposes of approximately $27,516,000. The loss carryforwards, unless utilized, will expire from 2004 through 2024.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

10. Related Party Transactions - The line of credit described in Note 7 is with a trust controlled by Donald Anderson, a member of the Company's Board of Directors.

       During 2003, as more fully described in Note 12, Shareholders' Equity, the Company raised capital through a units offering and a preferred stock offering, both to accredited investors. The Company raised approximately $2.4 million, with 63% of the amount raised being attributable to members of the Company's Board of Directors.

       One of the company's wholly owned subsidiaries, Arraid, leased its operating facility for fiscal years 2003 and 2002 from Arraid Property L.L.C., an entity majority owned by officers of Arraid. Payments made to this entity were $98,400 and $123,300 for the years ended June 30, 2003 and 2002, respectively. In April of 2003, the Company terminated its employment relationship with the officers of Arraid and subsequent to year-end moved its operations to a new location. See Footnote 11, Commitments and Contingencies, for additional discussion of a lawsuit commenced by Arraid Property L.L.C. and associated counterclaims by the Company and Footnote 3 for other transactions with these officers.

11. COMMITMENTS AND CONTINGENCIES

       Leases - The Company leases certain facilities under non-cancelable operating lease agreements that expire through fiscal year 2008. The Company also leases certain equipment under non-cancelable capital lease arrangements that expire through 2005. Future minimum payments under non-cancelable capital and operating leases at June 30, 2003 are as follows:

         Year Ended                     Operating        Capital
          June 30,                        Leases         Leases
         ----------                    ------------    -----------
            2004                       $   329,100     $   37,100
            2005                           342,600          7,700
            2006                           319,300           --
            2007                           197,000           --
            2008                            15,800           --
                                       -----------      ---------
                                       $ 1,203,800     $   44,800
                                       ===========

Less amount representing interest
     and taxes                                            (14.200)

       Principal balance                                   30,600

       Less current portion                               (24,600)
                                                        ---------
       Long term portion                               $    6,000
                                                        =========

At June 30, leased capital assets included the following:

       Furniture and office equipment                  $   33,000
       Engineering/testing equipment                       21,900
                                                        ---------
                                                           54,900
          Less accumulated depreciation                   (12,800)
                                                        ---------
       Total                                           $   42,100
                                                        =========

       As is discussed in Note 10, subsequent to year end, Arraid moved to a new facility and entered into a three-year lease agreement with an unrelated third party. The new lease is effective September 1, 2003 and calls for monthly payments of approximately $4,000. The minimum future payments due under this lease have been included in the above tables.

       Rent expense related to these operating leases totaled approximately $321,000 and $301,000 for the years ended June 30, 2003 and 2002, respectively.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       Legal Proceedings -The Company is a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation, and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company. The actions are more fully described below:

       On January 30, 2003, Richard C. Jones, a shareholder of Technology Systems International, Inc., a Nevada corporation ("TSIN"), filed a derivative suit naming as defendants the Company and its wholly owned subsidiary, Technology Systems International, Inc. an Arizona corporation ("TSIA"), and all of the directors of TSIN. The venue for this action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks equitable remedies and damages arising out of the Company's acquisition of substantially all of the assets of TSIN. This derivative suit was terminated and the action converted into a direct action by TSIN by stipulation and court order in July 2003. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action.

       On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in Superior Court, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., an Arizona corporation ("Arraid"), alleging breach of lease and unjust enrichment and seeking monetary damages. The suit relates to an expired lease agreement for property previously leased by Arraid. The Company has filed a counterclaim against Arraid LLC, and a third party complaint against John Dahl, Frank Meijers and Keith Blaich (all owners of Arraid LLC and previous employees of the Company) seeking monetary damages and alleging, among other things, excess billing and unjust enrichment. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action and pursue the counterclaims and third party claims specified.

       No amounts have been accrued in the accompanying financial statements of the Company as of June 30, 2003 for any potential loss arising from the matters, or for any additional costs of defense.

       The Company may also, from time to time, be involved in litigation arising from the normal course of the business. As of June 30, 2003, there was no such litigation pending.

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

       During the fourth quarter for the fiscal year ended June 30, 2003, the Company allocated 5,000,000 of the authorized shares of the Company's No Par Preferred Stock to be known as Series A Convertible Preferred Stock ("Series A") and issued 2,248,400 of Series A shares in a transaction with accredited investors. The Company exchanged a Series A share and a warrant to purchase a share of the Company's Class A Common Stock at $.50 ("Warrant"), for two shares of Class A Common Stock ("Common") and $.50. The transaction recorded at June 30, 2003 was valued at $2,833,000, including cash and subscriptions receivable of $1,124,200 and 4,496,900 Common shares received (valued at $1,708,800). The Common shares acquired under this transaction (valued at market price on the date various subscription agreements were signed) are presented as Treasury shares at year-end.

       Holders of Series A are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 12% per annum, paid quarterly, based upon a per share value of $1.50 for purposes of such dividend payment. Dividends shall accrue and be cumulative from the date of issue. The Series A shares are convertible by the holder at any time into three shares of the Company's Class A Common Stock and are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances. The Company may redeem the Series A Preferred Shares for $1.50 per share after December 31, 2004, provided the Common stock achieves a trading value in excess of $2.00.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       During the previous fiscal year, the Company had allocated 500,000 of the authorized shares of the Company's No Par Preferred Stock to be known as Series B Convertible Preferred Stock ("Series B"), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share and 500,000 warrants to purchase Common Stock at an exercise price of $1.00 per share for a value received of $500,000 ($487,300 net of related expenses). The preferred shares are each convertible into thirteen (13) shares of Common Stock and are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances.

       Holders of shares of the Company's Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind." Dividends on Preferred Shares paid "in-kind" during 2003 and 2002 amounted to 5,230 and 632 Preferred Shares with a value of approximately $52,300 and $6,300, respectively.

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

       In December 2002, the Company issued 3,000,000 shares of Class A Common Stock in a private offering to accredited investors through the sale of units consisting of two shares of Class A Common Shares and a warrant to purchase one Class A Common Share. The units were sold at a price of $1.00 per unit. Expenses related to the stock issuance amounted to $105,000, resulting in net proceeds received of $1,395,000. The Company issued, with respect to the fund raising, three-year warrants to purchase 1,500,000 shares of the Company's Common Stock at a strike price of $1.00 per share.

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

       In May 2002, in a private offering, the Company issued 250,000 shares of the Company's Common Stock to an accredited investor for a purchase price of $164,100, net of expenses associated with the offering of $10,900. The transaction grants the purchaser, under certain conditions and limitations, the right and option to have the Company repurchase the shares at a repurchase price of $0.70 per share any time during the 2003 calendar year. Subsequent to June 30, 2003, the Company agreed to issue to the investor an additional 150,000 shares of the Company's Class A Common Stock for the elimination of the right and option to have the Company repurchase the shares.

       The Company had received notifications from NASDAQ indicating that due to the failure of the Company to maintain the minimum $1.00 per share requirement, its securities were subject to delisting from the NASDAQ Small Cap Market. The Company appealed that staff decision and was granted an extension until September 30, 2003 to gain compliance or face possible delisting. The Company's Board of Directors have received shareholder authorization to effect, if the Board believes necessary, up to a 1 for 10 reverse stock split at a future date through October 31, 2005. As of September 27, 2003, no split was affected.

       Warrants - As of June 30, 2003, the Company had 5,748,400 warrants outstanding with a weighted average exercise price of $0.77. The life of the outstanding warrants extends from October 2004 through June 2008. Details related to the warrants issued are presented below.

       During fiscal 2000, the Company issued 25,000 warrants to a consultant for services rendered, which are exercisable at $1.75 per share and expire in October 2004. During fiscal 2002, the Company issued a total of 1,400,000 warrants. 800,000 warrants, which are exercisable at $1.00 per share and expire in December 2004, were issued in connection with the Company's private offering in December 2001 (described in the Common Shares section above). 500,000 warrants, issued in connection with the Company's sale of Preferred Stock (described in the Preferred Shares

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       section above), are exercisable at $1.00 per share and expire in May 2007. 100,000 warrants, which are exercisable at $0.87 per share and expire in June 2007, were issued in consideration for a $1.3 million line of credit agreement with an expiration date of December 31, 2003 (described in Note 7 above). During fiscal 2003, the Company issued a total of 4,323,400 warrants. 1,500,000 warrants, which are exercisable at $1.00 per share and expire in December 2005, were issued in connection with the Company's private offering in December 2002 (described in the Common Shares section above). 2,248,400 warrants, issued in connection with the Company's June 2003 Exchange Offering of Common Stock for Preferred Stock (described in the Preferred Shares section above), are exercisable at $0.50 per share and expire in June 2008. 250,000 warrants, which are exercisable at $0.40 per share and expire in April 2008, were issued in consideration for a $1.8 million line of credit agreement due to expire December 31, 2004 (described in Note 7). 325,000 warrants were issued for outside services rendered. Of these warrants, 25,000 are exercisable at $1.00 and expire in September 2007; 200,000 are exercisable at $0.75 and expire in October 2007; and 100,000 are exercisable at $1.00 and expire in June 2008.

       Stock Options - As of June 30, 2003, the Company had a total of 5,578,800 stock options outstanding with a weighted average exercise price of $0.96. Of these options, 4,553,800 are exercisable at 2003 fiscal year end. The tables below, as well as the narrative following, provide further information regarding the Company's stock options.

       The following is a table of activity of all options:

                                                          Weighted
                                          Number of       Average
                                           Shares      Exercise Price
                                         -----------   --------------
OPTIONS OUTSTANDING, June 30, 2001         3,359,200      $  1.19

     Granted                               3,202,500         1.00
     Exercised                                     0         0.00
     Canceled/Expired                     (1,058,900)        1.51
                                         -----------    ---------

OPTIONS OUTSTANDING, June 30, 2002         5,502,800      $  1.02

     Granted                                 490,000         0.79
     Exercised                                     0         0.00
     Canceled/Expired                       (414,000)        1.46
                                         -----------    ---------

OPTIONS OUTSTANDING, June 30, 2003         5,578,800      $  0.96
                                         ===========    =========

       For all options granted during fiscal years 2003 and 2002, the option price was not less than the market price, as defined in the stock option plans, of the Company's Common Stock on the grant date. At June 30, 2003, options for 4,553,800 shares were exercisable and options for the remaining shares become exercisable within the next three years. If not previously exercised, options outstanding at June 30, 2003 will expire as follows:

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                 Calendar                        Weighted
                 Year of       Number of         Average
                Expiration       Shares       Exercise Price
                ----------    ------------    --------------

                   2003           20,000        $  1.00
                   2004          285,000           1.25
                   2005          100,000           1.95
                   2008        1,165,000           0.43
                   2009          807,000           1.14
                   2010          352,000           1.74
                   2011          531,000           1.03
                   2012        2,268,800           0.96
                   2013           50,000           0.75
                               ----------      ---------
                               5,578,800        $  0.96
                               ==========      =========


       Additional information about outstanding options to purchase the Company's common stock as of June 30, 2003 is as follows:

                                  Options Outstanding                         Options Exercisable
                   --------------------------------------------------   --------------------------------
                                   Weighted Avg.          Weighted                          Weighted
                     Number          Remaining            Average         Number             Average
   Exercise            of           Contractual           Exercise          of              Exercise
    Price            Shares       Life (in years)          Price          Shares              Price
---------------    ------------   -----------------  ----------------   ------------   -----------------

   $0.43-$0.50       1,165,000          5.18         $      0.43          1,165,000    $      0.43
   $0.75-$1.00       3,108,800          8.57         $      0.95          2,083,800    $      0.94
   $1.08-$1.95       1,045,500          4.65         $      1.28          1,045,500    $      1.28
   $2.00-$2.75         259,500          7.11         $      2.15            259,500    $      2.15


       Company stock options are issued to employees at an exercise price not less than the fair market value, as determined under the option plan, on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the current fiscal year. The stock option plans described below allow for reissuance of the authorized shares upon cancellation of a stock option grant.

       In 1995, the Company adopted an Incentive Stock Option Plan that authorizes the issuance of up to 142,900 shares of Common Stock. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. Each option must be granted within five years from the effective date of the Plan. The term of the options may not exceed five years. The Company has granted 121,800 options under the plan, of which all have vested, 112,500 have been exercised and the remaining have been cancelled. No options are outstanding for this plan at June 30, 2003.

       In 1996, the Company adopted a Directors and Officers Stock Option Plan (1996 D&O Plan). Only executive officers and directors of the Company shall be eligible to be granted options under this Plan. An aggregate of 107,100 shares of Common Stock are reserved for issuance under this Plan. The exercise price of the options will be 60% of the NASDAQ closing bid price per share on the date of grant or such other price the Board of Directors may determine. Each option must be granted within five years from the effective date of the Plan and the term may not exceed five years. No one officer or director shall have more than 21,400 options granted under this Plan. As of June 30, 2003, the Company had granted options under the 1996 D&O Plan to purchase 106,100 shares of which all options are vested, 47,500 have been exercised, and 38,600 have been cancelled. The exercise price for the directors and officers options outstanding under the 1996 D&O Plan at June 30, 2003 is $1.00.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       In 1998, the Company adopted a Directors and Officers Stock Option Plan (1998 D&O Plan) that authorizes the issuance of up to 750,000 shares of Common Stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2003, the Company has granted options under the Plan to purchase 750,000 shares, of which all have vested and 370,000 have been exercised. Options outstanding for this Plan at June 30, 2003 have exercise prices that range from $.50 to $1.75.

       In 1998, the Company also adopted an Incentive Stock Option Plan (1998 Stock Option Plan) that authorizes the issuance of up to 750,000 shares of Common Stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the Common Stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2003, the Company has granted options under the Plan to purchase 1,294,500 shares, of which 655,200 have been canceled, 47,500 have been exercised, and 538,000 have been vested. Options outstanding for this Plan at June 30, 2003 have exercise prices that range from $.50 to $2.75.

       During fiscal 2000, the Company adopted a Directors and Officers Stock Option Plan (1999 D&O Plan) that authorizes the issuance of up to 500,000 shares of Common Stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2003, the Company has granted options under the Plan to purchase 645,000 shares, of which all have vested, 150,000 have been cancelled, and none have been exercised. Options outstanding for this Plan at June 30, 2003 have exercise prices that range from $0.75 to $2.00.

       In fiscal 2000, the Company also adopted an Incentive Stock Option Plan (1999 Stock Option Plan) that authorizes the issuance of up to 1,500,000 shares of Common Stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the Common Stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2003, the Company has granted options under the Plan to purchase 2,631,200 shares, of which 1,969,200 have been canceled, none have been exercised, and 465,800 are vested. Options outstanding for this Plan at June 30, 2003 have exercise prices that range from $0.75 to $2.35.

       During fiscal 2001, the Company adopted a Directors and Officers Stock Option Plan (2000 D&O Plan) that authorizes the issuance of up to 500,000 shares of Common Stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2003, the Company has granted options under the Plan to purchase 330,000 shares, of which all are vested, and none have been exercised. Options outstanding under this Plan at June 30, 2003 have exercise prices that range from $0.75 to $1.00.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       In fiscal 2001, the Company also adopted an Incentive Stock Option Plan (2000 Stock Option Plan) that authorizes the issuance of up to 1,000,000 shares of Common Stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the Common Stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2003, the Company has granted options under the Plan to purchase 1,047,500 shares, of which 682,000 have been canceled, 500 have been exercised, and 315,000 are vested. Options outstanding for this Plan at June 30, 2003 have exercise prices that range from $0.75 to $1.00.

       During fiscal 2003, the Company adopted a Directors and Officers Stock Option Plan (2002 D&O Plan) that authorizes the issuance of up to 500,000 shares of Common Stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2003, no options have been granted under the Plan.

       In fiscal 2003, the Company also adopted an Incentive Stock Option Plan (2002 Stock Option Plan) that authorizes the issuance of up to 1,500,000 shares of Common Stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year and the maximum number of shares granted to any one employee shall be 100,000. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the Common Stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2003, no options have been granted under the Plan.

       The Company also has granted options to officers and other employees outside of any plan as an inducement at the time of their employment. As of June 30, 2003, the Company has granted options outside of any plan to purchase 3,670,000 shares, of which 935,000 have expired, none have been exercised, and 2,010,000 are vested. Exercise prices for these options outstanding at June 30, 2003 range from $.43 to $1.25. All of these options have been or will be registered on Form S-8 filings.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

14. ACQUISITION

       In December of 2001, the Company announced an agreement to acquire the operations of TSIN, a Scottsdale, AZ based developer of the TSI PRISM(TM) RFID (Radio Frequency Identification) tracking technology, a proprietary wireless system primarily utilized in correctional facilities security management and personnel monitoring. The transaction was effected by the issuance of Alanco Class A Common Shares at closing to purchase TSIN's assets and the Company's assumption of specified liabilities. The Company created a wholly owned subsidiary to record the assets purchased and the liabilities assumed. The all-stock transaction was approved at a Special May 14, 2002 Shareholders Meeting, which authorized the issuance of the shares required by the TSI amended acquisition agreement (the "Agreement"). Complete proxy information was filed with the Securities and Exchange Commission on April 22, 2002 and sent to all shareholders pursuant to the Special Shareholders Meeting requirements.

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

       In accordance with the provisions of SFAS 141, Business Combinations, the transaction was recorded using the purchase method of accounting, which requires the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed. To calculate the purchase price, only the 6 million Class A Common Shares that are guaranteed to be issued under the Agreement were valued. Since the shares were not registered when issued, the shares were valued at 90% of the 10-day average closing price of the Company's Class A Common Stock as traded on the NASDAQ exchange. The time frame for the payout formula has expired without TSI's achieving the minimum target specified or earning a Final Payment Extension. Therefore, no additional Class B Common Shares will be issued. See Note 11, Comitments and Contingencies for additional discussion of a lawsuit commenced by TSIN relative to this acquisition and appropriate comments by the Company.

       The transaction closed with an effective date of June 1, 2002. The purchase price, considering only the 6 million Class A Common Shares issued and related costs of the acquisition, was valued at $3,914,200. In accordance with SFAS 141, the Company has not recorded any amortization expense against the goodwill created under this acquisition.

      .
                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       A summary of the amounts of the assets and liabilities acquired in the TSI acquisition are as follows:

       Current Assets
          Accounts receivable                                      $   237,300
          Cost and estimated earnings in excess of billings            100,600
          Inventory                                                    267,000
          Prepaid expenses                                               8,500
                                                                    ----------
             Total current assets                                      613,400
                                                                    ----------
       Property and Equipment                                          344,200
                                                                    ----------
       Other assets
          Intangible assets                                          1,150,000
          Deposits                                                      25,400
                                                                    ----------
             Total other assets                                      1,175,400
                                                                    ----------

       Total assets                                                $ 2,133,000
                                                                    ==========

       Current Liabilities
          Due to bank                                              $     2,600
          Accounts payable                                             277,700
          Deferred revenue - short term                                165,600
          Leases payable - short term                                   21,800
          Notes payable and accrued interest - short term              116,700
          Other accrued expenses                                       399,500
                                                                    ----------
              Total current liabilities                                983,900

       Deferred revenue  - long term                                    52,000
       Leases payable - long term                                       30,600
       Notes payable - long term                                       675,000
       Due to Alanco corporate                                       1,516,100
                                                                    ----------

       Total liabilities                                           $ 3,257,600
                                                                    ----------

       Liabilities assumed in excess of assets acquired            $ 1,124,600
                                                                    ==========


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

       Intangible assets acquired and corresponding amortization periods are summarized as follows:

                          Patent license          3 years
                          Manufacturing license   6 years
                          Developed software      5 years

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

       Amounts classified as "due to Alanco corporate" at the time of the acquisition include $559,100 for operating advances made to TSIN prior to the acquisition and $957,000 for pre-existing TSIN notes payable that were assumed by Alanco and satisfied through the issuance of 1,000,000 shares of Alanco Class A Common Stock simultaneous to the closing of the acquisition.

       The Company also entered into an agreement, subject to the TSI acquisition approval at the May 14, 2002 Special Shareholders Meeting, with EMS, an approximate 15% owner and significant vendor of TSIN, to convert approximately $957,000 of TSIN debt into one million shares of the Company's Class A Common Stock, to convert $350,000 of TSIN short-term debt into long-term debt and to modify a supply agreement between the parties to mutually acceptable terms. The transaction was completed subsequent to the TSIN closing with Alanco issuing the one million shares and the vendor renegotiating the debt and the supply agreement.

       In a separate agreement negotiated with an individual TSIN shareholder during the third quarter of fiscal year 2002, the Company agreed to exchange its investment in G&M Preferred Stock for 2,070,800 shares of TSIN stock, or approximately 8.9% of the outstanding shares of TSIN. The Company's investment in G&M Preferred Stock had been recorded on the Company's balance sheet as of December 31, 2001, the most recent quarter end prior to the negotiations, as "Investments at Cost" in the amount of $2,475,200. Since the TSI acquisition valuation was determined considering only the shares that were issued at closing, with no consideration for the additional Class B Shares that may be issued, the G&M investment was adjusted during the third quarter to reflect the approximate value of 8.9% of the Class A Common Shares to be issued to TSIN at closing. See "Investments" under Footnote 1 and Footnote 2 for additional discussion of the transaction.

15. RETIREMENT PLAN

       The Company provides a 401(k) retirement plan for its employees. Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment. Employee salary deferral rates are not restricted. The Company matches 25% of the amount deferred by employees, up to 4% of an employee's annual compensation. The Company's matching contributions totaled $13,400 and $9,500 for the years ended June 30, 2003 and 2002, respectively.

16. SEGMENT REPORTING

       The Company operated in fiscal year 2002 primarily in the Computer Data Storage segment. The acquisition of Technology Systems International, Inc., effective June 1, 2002, created a second reporting segment called RFID Technology segment. The following table is a summary of the results of operations and other financial information by major segment:

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                        Data             RFID
                                       Storage        Technology       Corporate           Total
                                   --------------   --------------   --------------   --------------

Fiscal year 2003
Revenue                             $  3,775,800     $  3,642,100     $    --          $  7,417,900
  Cost of Goods Sold                   2,331,500        2,481,400          --             4,812,900
                                     -----------      -----------      -----------       -----------
Gross Profit                           1,444,300        1,160,700          --             2,605,000
  Selling, General & Administrative    1,987,700        2,162,100          943,800        5,093,600                          8
                                     -----------      -----------      -----------       -----------
  Segment Operating Loss                (543,400)      (1,001,400)        (943,800)      (2,488,600)
  Interest Income                        --               --                   500              500
  Interest Expense                       --               --              (130,600)        (130,600)
  Other                                    9,700          (2,000)          --                 7,700
                                     -----------      -----------      -----------       -----------
Loss from Continuing Operations     $   (533,700)    $ (1,003,400)    $ (1,073,900)    $ (2,611,000)
                                     ===========      ===========     ============      ===========

Accounts/Subscriptions Receivable   $    466,700     $    324,100     $    916,900     $  1,707,700
                                     ===========      ===========     ============      ===========
Inventory                           $    869,200     $    409,500     $    --          $  1,278,700
                                     ===========      ===========     ============      ===========
Total Assets                        $  1,823,800    $   7,058,400     $  1,437,200     $ 10,319,400
                                     ===========      ===========     ============      ===========
Capital Expenditures                $     12,500    $      40,700     $      1,000     $     54,200
                                     ===========      ===========     ============      ===========
Depreciation & Amortization         $     97,700     $    305,100     $      9,700     $    412,500
                                     ===========      ===========     ============      ===========

Fiscal Year 2002
Revenue                             $  5,297,900     $     70,300     $    --          $  5,368,200
  Cost of Goods Sold                   3,044,700           52,900          --             3,097,600
                                     -----------      -----------      -----------       -----------
Gross Profit                           2,253,200           17,400          --             2,270,600
  Selling, General & Administrative    5,006,300*         128,800        2,867,800        8,002,900
                                     -----------      -----------      -----------       -----------
  Segment Operating Loss              (2,753,100)        (111,400)      (2,867,800)      (5,732,300)
  Interest Income                        --               --                95,400           95,400
  Interest Expense                       --               --               (82,600)         (82,600)
  Other                                    1,200          --               --                 1,200
                                     -----------      -----------      -----------       -----------
Loss from Continuing Operations     $ (2,751,900)    $   (111,400)    $ (2,855,000)    $ (5,718,300)
                                     ===========      ===========     ============      ===========

Accounts Receivable                 $    600,100     $    181,400     $    --          $    781,500
                                     ===========      ===========     ============     ===========
Inventory                           $    999,200     $    257,200     $    --          $  1,256,400
                                     ===========      ===========     ============     ===========
Total Assets                        $  1,839,100     $  7,270,900    $     752,300     $  9,862,300
                                     ===========      ===========     ============     ===========
Capital Expenditures                $   (179,500)    $      5,300    $         100     $   (174,100)
                                     ===========      ===========     ============     ===========
Depreciation & Amortization         $    237,400     $     24,800    $      17,600     $    279,800
                                     ===========      ===========     ============     ===========

*Includes asset impairment charges



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: NONE

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2003.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

ITEM 10.  EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 29, 2003.

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Exhibits

       10.2 Contract for Sale of principal mining property to Gold & Minerals, Inc. (1)

       10.3 Asset Purchase Agreement related to sale of assets of Alanco Environmental Resources, Inc. (2)

       10.4 Agreement and Plan of Reorganization, dated as of June 21, 2000, by and among the Company, Excel Computer Corporation, and the holders of the capital stock of Excel (3)

       10.5 1996 Directors and Officers Stock Option Plan and Kauffman and Carlson Stock Option Agreements (4)

       10.6 1998 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (5)

       10.7 1999 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (6)

       10.8 2000 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (7)

       10.9 2002 Incentive Stock Option Plan and Directors and Officers Stock Option Plan and Oester, Mitchell and Bell Stock Option
              Agreements (8)

       10.10  Purchase of assets and certain liabilities of the TSIN (9)

       10.11  Common stock registration (10)

       10.13  Common stock registration (11)


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

       99.1 Certification of Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc,. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Footnotes:
           (1) Incorporated by reference to Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1999

           (2) Incorporated by reference to Form 8-KSB filed August 15, 2000

           (3) Incorporated by reference to Form 8-KSB filed August 15, 2000

           (4) Incorporated by reference to Form S-8 filed October 22,1998

           (5) Incorporated by reference to Form S-8 filed November 30,1998

           (6) Incorporated by reference to Form S-8 filed November 29, 1999

           (7) Incorporated by reference to Form S-8 filed December 14, 2000

           (8) Incorporated by reference to Form S-8 filed January 22, 2003

           (9) Incorporated by reference to Form 8K filed August 14, 2002

          (10) Incorporated by reference to Form S-3 filed January 8, 2003

          (11) Incorporated by reference to Form S-3 filed February 25, 2003

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

         ALANCO TECHNOLOGIES, INC.
         (Registrant)
         /s/ John A. Carlson
         John A. Carlson
         Chief Financial Officer
         Date: September 29, 2003

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


RULE 13A-14(a) CERTIFICATION

I, Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc. (the "Company"), certify that:

         (1) I have reviewed the Annual Report on Form 10-KSB for the year ended June 30, 2003 (the "Report");

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

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

              b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  September 29, 2003

By /s/ Robert R. Kauffman
       Chairman and Chief Executive Officer

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements




I, John A. Carlson, Chief Financial Officer of Alanco Technologies, Inc. (the "Company"), certify that:

         (1) I have reviewed the Annual Report on Form 10-KSB for the year ended June 30, 2003 (the "Report");

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

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

              b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  September 29, 2003

By /s/ John A. Carlson
       Chief Financial Officer

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements




Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc., certify that:

1. The Annual Report of Alanco Technologies, Inc. on Form 10-KSB for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                             /s/ Robert R. Kauffman
                                 Robert R. Kauffman
                                 Chairman and Chief Executive Officer
                                 September 29, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., certify that:

1. The Annual Report of Alanco Technologies, Inc. on Form 10-KSB for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                             /s/ John A. Carlson
                             -------------------
                             John A. Carlson
                             Executive Vice President & Chief Financial Officer September 29, 2003

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: September 29, 2003                          /s/ Robert R. Kauffman
                                                  ----------------------
                                                  Robert R. Kauffman, CEO,
                                                  Chairman of the Board

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

           SIGNATURE          TITLE                             DATE
           ---------          -----                             ----

     /s/Robert R. Kauffman   Director &                  September 29, 2003
     ---------------------   Chief Executive Officer
        Robert R. Kauffman

     /s/James T. Hecker      Director                    September 29, 2003
     ------------------
        James T. Hecker

     /s/Harold S. Carpenter  Director                    September 29, 2003
     ----------------------
        Harold S. Carpenter

     /s/Thomas C. LaVoy      Director                    September 29, 2003
     ------------------
        Thomas C. LaVoy

     /s/Steven P. Oman       Director                    September 29, 2003
     -----------------
        Steven P. Oman

     /s/Donald E. Anderson   Director                    September 29, 2003
     ---------------------
        Donald E. Anderson

     /s/John A. Carlson      Director &                  September 29, 2003
     ------------------      Chief Financial Officer
        John A. Carlson



By /s/ Robert R. Kauffman
       President and Chief Executive Officer