Form 10KSB/A
period 2003-06-30
ALANCO TECHNOLOGIES INC
filed 2003-10-01
CIK 98618

FORM 10-KSB/A




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

                           EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB for the period ended June 30, 2003, is being made in order to revise Item 4 of Part I, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2) and the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1) to incorporate those amendments set forth in the Securities and Exchange Commission's Release No. 33-8283 which were inadvertently omitted from our original filing on September 29, 2003.

Except for the items described above, none of the information contained in our original filing on Form 10-KSB has been updated, modified or revised. The remainder of our original report on Form 10-KSB is included herein for the convenience of the reader.

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

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Environmental Disclosure. There are numerous federal and state laws and regulations relating to environmental protection that have direct application to mining, milling and mineralized material processing operations. The more significant of these laws deals with mined land reclamation and wastewater discharge from such operations.

         The Tombstone Metallurgical Facility was located on federal lands that are administered by the BLM. The mill site facility had been constructed in the 1970's when no permitting from the BLM was required. The Company believes it has complied with all regulations, as they existed; however, there can be no assurance that environmental problems will not be discovered in the future. During fiscal year 2003, the Company closed the Tombstone Metallurgical Facility under a closure plan approved and monitored by the BLM. The site closure was accomplished by dismantling and removing the facilities and by completing required environmental and/or surface reclamation. The Company is not aware of any material environmental claims or violations. Expenditures during fiscal years 2003 and 2002 related to environmental regulations, including those related to the closure of the Tombstone Metallurgical Facility, amounted to less than $20,000.

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

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Critical Accounting Policies

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and receivables, warranty and impairment of long-lived and intangible assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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
                                       ===========   ============    ===========   ===========
*Includes asset impairment charges

         Consolidated revenues for fiscal year 2003 were $7,417,900, an increase of 38.2% when compared to $5,368,200 for fiscal year 2002. The increase resulted from the RFID Technology segment (acquired effective June 1, 2002), which reported revenues of $3,642,100 compared to $70,300, representing one month's sales for the previous year. The Data Storage segment revenue decreased to $3,775,800, a 28.7% decrease from $5,297,900 reported for the previous year. The decrease in Data Storage segment revenue compared to the previous year resulted from the Company's decision to close the SanOne operations during fiscal year 2002 and the continued weak demand for data storage products as companies reduced and delayed technology expenditures in reaction to economic conditions.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

       31.1 Certification of Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

         ALANCO TECHNOLOGIES, INC.
         (Registrant)
         /s/ John A. Carlson
         John A. Carlson
         Chief Financial Officer
         Date: September 29, 2003

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



EXHIBIT 31.1
                               Certification of
                        Chairman and Chief Executive Officer
                           of Alanco Technologies, Inc.

I, Robert R. Kauffman, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Alanco Technologies, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    September 30, 2003

/s/ Robert R. Kauffman
---------------------
Robert R. Kauffman
Chairman and Chief Executive Officer

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT 31.2

                              Certification of
                    Vice President and Chief Financial Officer
                          of Alanco Technologies, Inc.

I, John A. Carlson, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Alanco Technologies, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    September 30, 2003

/s/ John A. Carlson
---------------------
John A. Carlson
Vice President and Chief Financial Officer

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT 32.1

Certification of
Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this Amendment No. 1 to the annual report of Form 1-KSB (the "Report") for the period ended June 30, 2003 of Alanco Technologies, Inc. (the "Issuer").

         Each of the undersigned, who are the Chief Executive Officer and Chief Financial Officer, respectively, of Alanco Technologies, Inc., hereby certify that, to the best of each such officer's knowledge:

         (i) the Report fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:   September 30, 2003

                                              /s/ Robert R. Kauffman
                                              ----------------------
                                              Robert R. Kauffman
                                              Chief Executive Officer

                                              /s/ John A. Carlson
                                              ----------------------
                                              John A. Carlson
                                              Chief Financial Officer

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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