Form 10QSB
period 2003-09-30
ALANCO TECHNOLOGIES INC
filed 2003-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


           X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          ----
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

         TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      ----
          For the transition period from          to
                                        ---------    ---------

                          Commission file number 0-9347

                            ALANCO TECHNOLOGIES, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Arizona
                                    -------
         (State or other jurisdiction of incorporation or organization)

                                   86-0220694
                                   ----------
                   (I.R.S. Employer Identification No.)

              15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260
               (Address of principal executive offices) (Zip Code)

                                 (480) 607-1010
                                 --------------
                           (Issuer's telephone number)

                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 As of November 1, 2003 there were 15,261,900 shares , net of treasury shares, of common stock outstanding.

 Transitional Small Business Disclosure Format (Check one): Yes   No X
                                                               ---  ---

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

                                      INDEX


                                                                         Page
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
                September 30, 2003 (unaudited) and June 30, 2003  .........3

           Condensed Consolidated Statements of Operations (Unaudited)
               For the three months ended September 30,
                    2003 and 2002......................................... 4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the three months ended September 30,
                    2003 and 2002..........................................5

           Notes    to Condensed Consolidated Financial
                    Statements (Unaudited)
                    .......................... 7 Note A - Basis
                    of Presentation Note B - Inventories Note C
                    - Contracts in Process Note D - Deferred
                    Revenue Note E - Loss per Share Note F -
                    Sale of Common Shares Note G - Industry
                    Segment Data Note H - Related party
                    Transactions Note I - Line of Credit Note J
                    - Litigation Note K - Subsequent Event

     Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ...............11

PART II. OTHER INFORMATION

     Item 6.   Exhibits ..................................................16

               Signature .................................................16



                    ALANCO TECHNOLOGIES, INC.AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003
ASSETS
                                                         Sept. 30, 2003 June 30,
2003
                                                         --------------   -------------
CURRENT ASSETS                                            (unaudited)
       Cash                                              $    177,100      $     97,700
       Accounts receivable, net                               740,300           808,500
       Subscription receivable                                     --           899,200
       Inventories, net                                     1,344,900         1,278,700
       Prepaid expenses and other current assets               88,900            53,100
                                                         ------------      ------------
             Total current assets                           2,351,200         3,137,200
                                                         ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                            315,100           343,800
                                                         ------------      ------------
OTHER ASSETS
       Goodwill, net                                        5,351,300         5,351,300
       Other intangible assets                                856,700           911,700
       Long-term notes receivable, net                        254,200           291,000
       Net assets held for sale                               209,700           223,200
       Other assets                                            59,000            61,200
                                                         ------------      ------------
             Total other assets                             6,730,900         6,838,400
                                                         ------------      ------------
TOTAL ASSETS                                             $  9,397,200      $ 10,319,400
                                                         ============      ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses             $  1,421,700      $  1,636,100
       Credit line                                            799,500           874,000
       Capital leases, current                                 18,000            24,600
       Deferred revenue, current                               76,000            76,000
                                                         ------------      ------------
             Total Current Liabilities                      2,315,200         2,610,700

LONG TERM LIABILITIES
       Notes payable and capital leases, long term          1,170,100         1,170,100
       Deferred revenue, long term                             25,200            25,200
                                                         ------------      ------------
TOTAL LIABILITIES                                           3,510,500         3,806,000
                                                         ------------      ------------
       Preferred Stock - Series B, 500,000 shares
       authorized, 55,900 and 54,500 shares issued
       and outstanding, respectively                          559,300           545,900
                                                         ------------      ------------
SHAREHOLDERS' EQUITY
       Preferred Stock - Series A Convertible,
       5,000,000 shares authorized, 2,509,400 and
       2,248,400 shares issued and outstanding,
       respectively                                         2,957,200         2,653,200

       Common Stock, 20,768,300 and 20,609,100
       shares issued and 15,249,500 and 15,612,200
       shares outstanding, respectively                    65,088,400        65,014,000

       Treasury Stock, 5,518,800 and  4,996,900
       shares at cost                                      (2,282,300)       (2,084,000)
       Accumulated deficit                                (60,435,900)      (59,615,700)
                                                         ------------      ------------
             Total shareholders' equity                     5,327,400         5,967,500
                                                         ------------      ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $  9,397,200      $ 10,319,400
                                                         ============      ============

          See accompanying notes to the consolidated financial statements

                       ALANCO TECHNOLOGIES, INC.AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30th
                                                            2003               2002
                                                         ------------      -------------

NET REVENUES                                             $  1,037,400      $  2,391,600

      Cost of goods sold                                      644,700         1,497,500
                                                         ------------      -------------

GROSS PROFIT                                                  392,700           894,100

      Selling, general and administrative expense           1,119,900         1,333,700
                                                         ------------      -------------

OPERATING LOSS                                               (727,200)         (439,600)

OTHER INCOME & EXPENSES
      Interest income (expense), net                          (82,700)          (27,100)
      Other income, net                                         3,200             7,300
                                                         ------------      -------------

LOSS FROM OPERATIONS                                         (806,700)         (459,400)

      Preferred stock dividend                                (13,500)          (12,600)
                                                         ------------      -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS             $   (820,200)     $   (472,000)
                                                         ============      =============
LOSS PER SHARE - BASIC AND DILUTED
    - Loss from operations                               $      (0.05)     $      (0.03)
                                                         ============      =============
    - Net loss attributible to common shareholders       $      (0.05)     $      (0.03)
                                                         ============      =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
      BASIC AND DILUTED                                    15,176,200        17,032,800
                                                         ============      =============


          See accompanying notes to the consolidated financial statements

                       ALANCO TECHNOLOGIES, INC.AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                             2003                2002
                                                         ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Loss from operations                               $   (808,900)     $     (468,500)
      Adjustments to reconcile net income to net
      cash used in operating activities:
           Depreciation and amortization                       87,000            113,400
           Stock and warrants issued for services and
             cancellation of stock put options charged
             to interest expense                               74,400             18,100
           Gain on disposal of asset                           (1,000)             --
      Changes in:
           Accounts receivable, net                            68,200           (397,600)
           Inventories, net                                   (66,200)          (256,500)
           Prepaid expenses and other current assets          (35,800)            (5,500)
           Accounts payable and accrued expenses             (214,400)           593,300
           Other                                                2,200              --
           Deferred revenue                                     --               206,500
                                                         ------------      -------------
      Net cash used in continuing operations                 (894,500)          (196,800)
           Net cash from discontinued operations               15,700             22,100
                                                         ------------      -------------
      Net cash used in operating activities                  (878,800)          (174,700)
                                                         ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of notes receivable                           36,800              3,200
      Purchase of property, plant and equipment                (5,900)            (6,100)
      Proceeds from the sale of property, plant
      and equipment                                             3,500              --
                                                         ------------      -------------
      Net cash used in investing  activities                   34,400             (2,900)
                                                         ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Advances on borrowings                                  788,500            555,100
      Repayment on borrowings                                (869,600)          (526,900)
      Subscriptions receivable                                899,200              --
      Proceeds from sale of Preferred Stock                   105,700              --
                                                         ------------      -------------
      Net cash provided by (used in) financing
      activities                                              923,800             28,200
                                                         ------------      -------------

NET INCREASE (DECREASE) IN CASH                                79,400           (149,400)

CASH AND CASH EQUIVALENTS, beginning of period                 97,700            328,400
                                                         ------------      -------------

CASH AND CASH EQUIVALENTS, end of period                 $    177,100      $     179,000
                                                         ============      =============

          See accompanying notes to the consolidated financial statements

                     ALANCO TECHNOLOGIES, INC.AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Continued)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
                                                              2003              2002
                                                         ------------      -------------
      Net cash paid during the period for interest       $     32,800      $      27,300
                                                         ============      =============
      Non-Cash Activities:
      Value of stock & stock options issued for services $      3,600      $      18,100
                                                         ============      =============
      Value of stock issued for cancellation of put
      option                                             $     49,900      $       --
                                                         ============      =============
      Preferred stock dividends, in kind                 $     13,500      $      12,600
                                                         ============      =============
      Value of treasury stock redeemed in preferred
      stock and warrant issuance                         $    198,300      $       --
                                                         ============      =============

          See accompanying notes to the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2003

Note A - Basis of Presentation

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business segments: Computer Data Storage Segment and RFID Technology Segment.

         The unaudited condensed consolidated balance sheet as of September 30, 2003 and the related unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2003 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended June 30, 2003, expressed a concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2003, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is not related compensation expense recorded in the Company's financial statements for the three months ended September 30, 2003 and 2002. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts presented below:



                                                              3 months ended September 30,
                                                                  2003             2002
                                                              -------------   -------------
Net loss, as reported                                         $   (820,200)  $   (472,000)
Add: Stock-based Employee compensation expense
        included in reported income, net of related tax
        effects                                                      --              --

Deduct: Total stock-based Employee compensation
        expense determined under fair value based
        methods for all awards, net of related tax
        effects                                                   (255,300)       (82,500)
                                                              -------------  -------------
Pro forma net loss                                            $ (1,075,500)  $   (554,500)
                                                              =============  =============
Net loss per common share, basic and diluted
        As reported                                           $      (0.05)  $      (0.03)
                                                              =============  =============
        Pro forma                                             $      (0.07)  $      (0.03)
                                                              =============  =============


         During the quarter ended September 30, 2003, the Company granted employee stock options to purchase 1,365,000 shares of the Company's Class A Common Stock at a purchase price of $0.37, market price on date granted The fair value of option grants is estimated as of the date of grant, in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model, with the assumptions utilized in the year end financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No.
123. The Company implemented the required disclosure provisions. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position or disclosures.

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of September 30, 2003, and June 30, 2003, are summarized as follows:

                                             September 30, 2003 June  30,2003
                                                   (unaudited)

     Purchased Materials and Parts               $  1,070,000    $  1,007,000
     Work-in-process                                  259,500         260,400
         Finished Goods                               193,200         199,700
                                                 ------------    ------------
              Less - reserve for obsolescence        (177,800)       (188,400)
                                                 ------------    ------------
         Total                                     $1,344,900     $ 1,278,700
                                                 ============    ============


Note C -Contracts In Process

         As of September 30, 2003 the Company has no fixed price contracts in progress that qualified for percentage-of-completion method of accounting.

Note D - Deferred Revenue

Deferred Revenues at September 30, 2003 and June 30, 2003 consist of the following:

                                             September 30, 2003  June 30, 2003
                                             ------------------  -------------
                                                   (unaudited)
         Extended warranty revenue                $   101,200    $    101,200
         Less - current portion                       (76,000)        (76,000)
                                                 ------------    ------------
         Deferred revenue - long term             $    25,200    $     25,200
                                                 ============    ============

Note E- Loss Per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares outstanding of common stock.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2003, there were 12,953,200 potentially dilutive securities outstanding.

Note F - Sale of Common Shares

         During the quarter ended September 30, 2003, the Company completed its Series A Convertible Preferred Stock ("Preferred Stock") offering whereby the Company exchanged a Series A share and a warrant to purchase a share of the Company's Class A Common Stock at $.50 ("Warrant"), for two shares of Class A Common Stock ("Common") and $.50. During the quarter, the Company issued 261,000 Shares of Preferred Stock and warrants to purchase 261,000 shares of Common Stock at $.50 in exchange for 521,900 shares of Class A Common Stock (classified as Treasury Stock at September 30, 2003) and $130,500.

Note G - Industry Segment Data

Information concerning operations by industry segment follows (unaudited):


                                           Three Months Ended 9/30
                                             2003             2002
                                         ------------    ------------
Revenue
       Data Storage                      $  1,035,400    $    909,200
       RFID Technology                          2,000       1,482,400
                                         ------------    ------------
  Total Revenue                             1,037,400       2,391,600
                                         ------------    ------------
Gross profit
       Data Storage                           396,000         399,900
       RFID Technology                         (3,300)        494,200
                                         ------------    ------------
  Total Gross Profit                          392,600         894,100
                                         ------------    ------------
Operating Loss
       Data Storage                           (22,100)       (169,100)
       RFID Technology                       (499,600)        (43,500)
       Corporate Expense                     (205,500)       (227,000)
                                         ------------    ------------
  Operating Loss                             (727,200)       (439,600)
                                         ============    ============
Depreciation and Amortization
       Data Storage                      $      8,000    $     35,900
       RFID Technology                         76,900          74,600
       Corporate                                2,100           2,900
                                         ------------    ------------
  Total Depreciation and Amortization    $     87,000    $    113,400
                                         ============    ============

Identifiable assets
       Data Storage                      $  1,929,100    $  1,823,900
       RFID Technology                      6,926,200       7,058,400
       Corporate                              541,900       1,437,100
                                         ------------    ------------
  Total Assets                           $  9,397,200    $ 10,319,400
                                         ============    ============

Note H- Related Party Transactions

         The Company has a line of credit agreement, more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2003, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors. At September 30, 2003, the Company was in violation of certain loan covenants relating to minimum sales for the quarter. Subsequent to September 30, 2003 the private trust waived the loan covenant violations and entered into an agreement to extend the existing line of credit to July 1, 2005. See Footnote I below for additional discussion of the amendment to the line of credit agreement.


Note I - Line of Credit

         At September 30, 2003, the Company has an outstanding balance of $1,299,500, of which $799,500 is presented as line of credit balance due and $500,000 is presented as notes payable - long term portion due to the Company's minimum borrowing covenant. The outstanding balance is under a $1.8 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and modified in April 2003, (the "Agreement"). During October 2003, the Company reached agreement with the private trust to amend the Agreement, modifying certain loan covenants for the quarters ended September 30, 2003 and December 31, 2003 and extending the Agreement's expiration date to July 1, 2005. During the negotiations, the Lender indicated a desire to convert $250,000 of debt into equity as provided for in the Agreement, and agreed to complete the conversion by November 14, 2003. As compensation to the Lender for extending the Agreement, the Company has agreed to continue maintaining a $500,000 minimum outstanding balance subsequent to the $250,000 conversion of debt to equity and to issue the Lender warrants to purchase 50,000 shares of the Company's Class A Common Stock at $.60 per share, the fair market value on the date of issue. See Exhibit A for details of Second Amendment to Loan Agreement.

Note J - Litigation

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc. a Nevada corporation, and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc. and Arraid Property L.L.C., a Limited Liability Company. No new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2003. The Company's management, in consultation with legal counsel, believes the plaintiffs' claims are without merit and the Company will aggressively defend the actions.

Note K - Subsequent Events

         During November 2003, the Company raised a total of $1.0 million from institutional investors through the sale of Class A Common Stock. The Company sold the shares at a price of $.65 per share and committed to file an appropriate S-3 registration statement pertaining to the shares within the next 30 days and a short-term warrant to purchase an additional 666,667 shares at $.75 per share. Expenses related to the stock issuance amounted to $45,000 resulting in net proceeds received of $955,000. See Exhibit B for details for sale of Company's Class A Common Stock.

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

         Going concern - Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended June 30, 2003, expressed a concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption.

         Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Revenue recognition - The Company recognizes revenue from the Data Storage Segment, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided. Revenue from material long-term contracts (in excess of $250,000 and over a 90-day completion period) in both the Data Storage Segment and the RFID Technology Segment are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined. Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

         Long-lived assets and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Results of Operations

(A) Three months ended 9/30/2003 versus 09/30/2002

     Consolidated revenue for the quarter ended September 30, 2003 was $1,037,400, compared to $2,391,600 for the comparable quarter of the previous year, a decrease of $1,354,200, or 56.6%. The decrease in revenue is attributed to a decrease of the RFID Technology revenue, which decreased from $1,482,400 for the quarter ended September 30, 2002 to $2,000 in the current year quarter. The Data Storage segment revenues increased to $1,035,400, a 13.9% increase compared to $909,200 reported in the quarter ended September 30, 2002. The decrease in RFID Technology revenue resulted from prison contract award and funding postponements caused by fiscal budgetary constraints and the aftermath of the November 2002 elections where several new administrations were elected that added further delays to the already lengthy state contract procurement process. The increase in Data Storage Segment revenues resulted from demand for the Company's data storage products.

         The Operating Loss for the quarter was $727,200, compared to a loss of $439,600 for the same quarter of the prior year, an increase of 65.4%. The increased operating loss resulted from a $499,600 operating loss generated by the RFID Technology segment, an increase of $456,100 compared to an operating loss of $43,500 reported for the same quarter of the prior year. The Data Storage Segment operating loss of $22,100 was a $147,000 decrease, or 86.9%, from the $169,100 loss reported for the quarter ended September 30, 2002.

         Interest expense for the quarter amounted to $82,700, an increase of $55,600 when compared to interest expense of $27,100 for the same quarter in the prior year. Included in interest expense for the current quarter is $49,900, reflecting the value of shares issued to terminate a Common Stock put option. Loss From Operations was $806,700, or ($.05) per share, compared to a loss from Continuing Operations of $459,400, or ($.03) per share, for the comparable quarter of the prior year.

         During the quarter the Company paid an in-kind preferred stock dividend with a value of $13,500, resulting in the Net Loss Attributable to Common Stockholders of $820,200, or ($.05) per share, compared to a loss of $472,000, or ($.03) per share, in the comparable quarter. Although the Company has initiated cost control measures that have impacted the current quarter, operating results have continued to be affected by unfavorable economic conditions and reduced capital spending that have adversely affected Alanco's business in recent quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

         Selling, general and administrative expenses for the current quarter decreased to $1,119,900, a $213,800 decrease, or 16%, when compared to $1,333,700 incurred in the comparable quarter of fiscal year 2002. The decrease is attributable to reduced sales commissions in the RFID Technology Segment and cost control measures initiated by the Company in the Data Storage Segment.

Liquidity and Capital Resources

         The Company's current assets at September 30, 2003 exceeded current liabilities by $36,000, resulting in a current ratio of 1.02 to 1. At June 30, 2003 the Company's current assets exceeded current liabilities by $562,500, reflecting a current ratio of 1.20 to 1. The decrease in current ratio resulted from losses for the quarter and reductions in accounts payable and accrued expenses. Accounts receivable of $740,300 at September 30, 2003, reflects a decrease of $68,200, or 8.4% from the $808,500 reported as consolidated accounts receivables at June 30, 2003. The accounts receivable balance at September 30, 2003 represented forty-six days' sales in receivables compared to twenty-nine days' sales at June 30, 2003. The increase in days' sales in receivables resulted from the delay in final contract payment in the RFID Technology Segment that had recognized the revenue during the previous quarter.

         Consolidated inventories at September 30, 2003 amounted to $1,344,900, compared to $1,278,700 at June 30, 2002. The increase resulted primarily from increases in inventories in the Data Storage Segment required for anticipated increases in sales.

         At September 30, 2003, the Company had drawn $1,299,500 (including $500,000 classified as long term notes payable) under a $1.8 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 4%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At September 30, 2003, the Company had $500,500 available under the line of credit. See Line of Credit Footnote I above for a discussion of certain modifications and extension of the existing line of credit agreement executed subsequent to September 30, 2003.

         Cash used in operations for the three-month period was $878,800, an increase of $704,100 when compared to cash used in operations of $174,700 for the comparable period ended September 30, 2002. The increase in cash used in operations was due primarily to increases in the loss from operations for the quarter and a reduction in accounts payable and accrued expenses.

         During the three-month period ended September 30, 2003, the Company collected $899,200 in subscription receivables and purchased $5,900 of additional equipment compared to equipment purchases of $6,100 in the comparable period of the prior year. Repayment on borrowings during the period amounted to $869,600, while advances from borrowing amounted to $788,500.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2004 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing or sale of stock. The additional capital would supplement the cash flows from operations and the line of credit agreement in place at September 30, 2003. If the Company were unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. See Footnote K - Subsequent Events, reporting the Company has raised the additional working capital and believes it has the necessary working capital to achieve planned operating results for the current fiscal year.

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

Item 2 - CHANGES IN SECURITIES

         During the three months ended September 30, 2003, the Company issued 261,000 shares of Series A Preferred Stock related to the offering more fully discussed in Note F and 159,200 shares of Common Stock for services rendered.

Item 6.  EXHIBITS 99.1

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                   ALANCO TECHNOLOGIES, INC.
                                                        (Registrant)
                                                    /s/ John A. Carlson
                                                    John A. Carlson
                                                    Executive Vice President and
                                                    Chief Financial Officer

Date: November 14, 2003

                                  CERTIFICATION

I, Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc. (the "Company"), certify that:

         (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Report");

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

Dated:  November 14, 2003
By /s/ Robert R. Kauffman
         Chairman and Chief Executive Officer

I, John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc. (the "Company"), certify that:

         (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Report");

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

Dated:  November 14, 2003
By /s/ John A. Carlson
       Executive Vice President and Chief Financial Officer

                                  Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc., certify that:

1. The Quarterly Report of Alanco Technologies, Inc. on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                             /s/ Robert R. Kauffman
                               Robert R. Kauffman
                               Chairman and Chief Executive Officer
                               November 14, 2003

                                  Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., certify that:

1. The Quarterly Report of Alanco Technologies, Inc. on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Alanco Technologies, Inc.

                               /s/ John A. Carlson
                                   John A. Carlson
                                   Executive Vice President & Chief
                                   Financial Officer
                                   November 14, 2003

                                   EXHIBIT A

                                SECOND AMENDMENT TO

                             LOAN AND SECURITY AGREEMENT



         THIS SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT ("First Amendment") is entered into this 1st day of November, 2003, between Donald E. Anderson and Rebecca E. Anderson, Trustees of the Anderson Family Trust, UTA dated December 20, 1993 ("Lender") as secured party, and Alanco Technologies, Inc. ("ATI"), an Arizona corporation ("Borrower 1"); Arraid, Inc. ("Al"), an Arizona corporation ("Borrower 2"); Excel/Meridian Data, Inc. ("EMD"), an Arizona corporation ("Borrower 3"); Sanone, Inc. ("SOI"), an Arizona Corporation ("Borrower 4"); NZ Liquidating, Inc. (formerly known as Netzerver, Inc.) ("NZ"), an Arizona corporation ("Borrower 5"); Technology Systems International, Inc. ("TSI"), an Arizona corporation (formerly, TSI Acquisition Corporation, ("Borrower 6"); and Fry Guy, Inc., a Nevada corporation ("Borrower 7"). Borrower 1, Borrower 2, Borrower 3, Borrower 4, Borrower 5, Borrower 6, and Borrower 7, jointly and severally, individually and collectively, the "Borrower".


RECITALS:

         The parties entered into that Loan and Security Agreement, dated June 19, 2002, pursuant to which Lender agreed to provide certain funds to Borrower upon the terms and conditions set forth therein (the "Agreement"). The parties amended the Agreement pursuant to the Amendment to Loan ad Security Agreement, dated April 15, 2003 (the "First Amendment"), and now wish to modify the Agreement, as preciously amended in certain respects as set forth herein.


         NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties agree as follows:

1. Definitions. The subparagraphs of Section 1 of the Agreement corresponding to the subparagraph numbers set forth below shall be amended by substituting the definitions set forth below for the corresponding terms identified:

         1.9 "Credit Limit" shall mean One Million Five Hundred Fifty Thousand Dollars ($1,550,000.00).

         1.19     "Maturity Date" shall mean July 1, 2005.

2. Section 3.1 of the Agreement shall be amended to read as follows:

         3.1 This Agreement shall remain in full force and effect until July 1, 2005 (the "Maturity Date").

3. Section 6A (added by the First Amendment) shall be amended to read as follows:

         6A. COVENANTS OF BORROWER

         Borrower agrees that so long as it is indebted to Lender under this Agreement, unless Lender shall otherwise consents in writing, revenues reported from the business operations of TSI shall equal or exceed $3,500,000 per calender quarter, commencing with the quarter ending March 31, 2004.

Any failure to meet the requirements of Section 6A as it previously existed are hereby waived.

4. Lender agrees to exercise a portion of its conversion rights set forth in
Section 6B of the Agreement on November 14, 2003, so that $250,000 of the existing outstanding balance of the Loan is converted into shares of ATI's Class A Common Stock in accordance with the terms of said Section 6B. The minimum amount to be drawn under the Loan shall remain $500,000 in accordance with
Section 2.1 of the Agreement.

5. In consideration of Lender agreeing to the modifications to the Agreement set forth herein, ATI shall grant to Lender a Warrant to purchase up to 50,000 shares of ATI's Class A Common Stock at a purchase price of $0.60 per share for a five (5) year period following the date hereof. Such rights shall be memorialized in a Warrant Agreement to be executed and delivered to Lender upon the execution hereof in the form attached hereto as Exhibit "A".

6. Section 6.5 of the Agreement shall be amended by substituting "21430 North 2nd Avenue, Suite 2, Phoenix, Arizona 85027" for "26 W. Lone Cactus Drive, Phoenix, Arizona 85027."

7. Borrower agrees that (a) except as expressly provided herein to the contrary, this Second Amendment shall not modify the Agreement as previously amended, (b) all of the collateral described in the Agreement shall remain in all respects subject to the lien or charge of the security interest set forth in the Agreement, and (c) nothing contained herein and nothing done pursuant hereto, shall effect or be construed as affecting the lien or charge of said security interest, or the priority thereof over other liens or charges, or as releasing or affecting the liability of any party or parties who may now or hereafter be liable under or on account of the Agreement. The provisions of this Second Amendment are modifications only and except as provided herein all of the terms and conditions of the Agreement as previously amended remain in full force and effect and the parties hereto ratify and confirm the security, priority and enforceability of the Agreement, as expressly modified by this Second Amendment.

8. This Second Amendment shall bind and inure to the benefit of the respective successors and assigns of each of the parties. This Second Amendment may be executed by the parties hereto in several counterparts, each of which shall be deemed to be an original and all of which shall constitute together but one and the same agreement.



IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be executed as of the date first above written.

BORROWERS:

"Borrower l":
Alanco Technologies, Inc., an Arizona Corporation

By: /s/ John A. Carlson
        ----------------------------------------
        John A. Carlson, Chief Financial Officer


"Borrower 2":
Arraid, Inc., an Arizona corporation

By: /s/ John A. Carlson
        ----------------------------------------
         John A. Carlson, Chief Financial Officer


"Borrower 3":
Excel/Meridian Data, an Arizona corporation

By: /s/ John A. Carlson
        ----------------------------------------
        John A. Carlson, Chief Financial Officer



"Borrower 4":
Sanone, Inc., an Arizona corporation

By: /s/ John A. Carlson
        ----------------------------------------
        John A. Carlson, Chief Financial Officer



"Borrower 5":
Netzerver, Inc., an Arizona corporation

By: /s/ John A. Carlson
        ----------------------------------------
        John A. Carlson, Chief Financial Officer


"Borrower 6":
Technology Systems International, Inc., an Arizona corporation (formerly, TSI Acquisition Corporation)

By: /s/ John A. Carlson
        -----------------------------------------
         John A. Carlson, Chief Financial Officer

"Borrower 7":
Fry Guy, Inc., a Nevada corporation

By: /s/ John A. Carlson
        -----------------------------------------
         John A. Carlson, Chief Financial Officer

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

Trustees of the Anderson Family Trust, UTA dated December 20, 1993

Lender Address for Notices:
         11804 N. Sundown Drive, Scottsdale, Arizona 85260

                                    EXHIBIT B

                          SECURITIES PURCHASE AGREEMENT

         This Securities Purchase Agreement (this "Agreement") is dated as of November 7, 2003 among Alanco Technologies, Inc., an Arizona corporation (the "Company"), and the purchasers identified on the signature pages hereto (each, a "Purchaser" and collectively, the "Purchasers").

         WHEREAS, subject to the terms and conditions set forth in this Agreement and pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), the Company desires to issue and sell to each Purchaser, and each Purchaser, severally and not jointly, desires to purchase from the Company, certain securities of the Company as more fully described in this Agreement.

         NOW, THEREFORE, IN CONSIDERATION of the mutual covenants contained in this Agreement, and for other good and valuable consideration the receipt and adequacy of which are hereby acknowledged, the Company and each of the Purchasers agree as follows:

ARTICLE I
                                   DEFINITIONS

1.1 Definitions. In addition to the terms defined elsewhere in this Agreement, the following terms have the meanings indicated:
         -----------

                   "Affiliate" means any Person that, directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with a Person, as such terms are used in and construed under Rule 144 under the Securities Act. With respect to a Purchaser, any investment fund or managed account that is managed on a discretionary basis by the same investment manager as such Purchaser will be deemed to be an Affiliate of such Purchaser.

                  "Business Day" means any day other than Saturday, Sunday or other day on which commercial banks in The City of New York are authorized or required by law to remain closed.

                   "Closing" means the closing of the purchase and sale of the Shares and the Warrants pursuant to Section 2.1.

                  "Closing Date" means the date of the closing.

                  "Closing Price" means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted on an Eligible Market or any other national securities exchange, the closing price per share of the Common Stock for such date (or the nearest preceding date) on the primary Eligible Market or exchange on which the Common Stock is then listed or quoted; (b) if prices for the Common Stock are then quoted on the OTC Bulletin Board, the closing bid price per share of the Common Stock for such date (or the nearest preceding date) so quoted; (c) if prices for the Common Stock are then reported in the "Pink Sheets" published by the National Quotation Bureau Incorporated (or a similar organization or agency succeeding to its functions of reporting prices), the most recent closing bid price per share of the Common Stock so reported; or
         (d) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by Purchasers holding a majority of the Securities.

                  "Commission" means the Securities and Exchange Commission.

                  "Common Stock" means the Class A common stock of the Company.

                  "Common Stock Equivalents" means, collectively, Options and Convertible Securities.

                  "Company Counsel" means Steven P. Oman, Esq., counsel to the Company.

                  "Convertible Securities" means any stock or securities (other than Options) convertible into or exercisable or exchangeable for Common Stock.

                  "Effective Date" means the date that the Registration Statement is first declared effective by the Commission.

                  "Eligible Market" means any of the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market or the NASDAQ SmallCap Market.

                  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                  "Filing Date" means 30 days following the Closing Date.

                  "Lien" means any lien, charge, claim, security interest, encumbrance, right of first refusal or other restriction.

                  "Losses" means any and all losses, claims, damages, liabilities, settlement costs and expenses, including, without limitation, costs of preparation and reasonable attorneys' fees.

                  "Options" means any rights, warrants or options to subscribe for or purchase Common Stock or Convertible Securities.

                  "Person" means any individual or corporation, partnership, trust, incorporated or unincorporated association, joint venture, limited liability company, joint stock company, government (or an agency or subdivision thereof) or any court or other federal, state, local or other governmental authority or other entity of any kind.

                  "Per Unit Purchase Price" means $0.65.

                  "Proceeding" means an action, claim, suit, investigation or proceeding (including, without limitation, an investigation or partial proceeding, such as a deposition), whether commenced or threatened.

                  "Prospectus" means the prospectus included in the Registration Statement (including, without limitation, a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under the Securities Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Registrable Securities covered by the Registration Statement, and all other amendments and supplements to the Prospectus including post effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such Prospectus.

                  "Registrable Securities" means any Common Stock (including Underlying Shares) issued or issuable pursuant to the Transaction Documents, together with any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

                  "Registration Statement" means each registration statement required to be filed under Article VI, including (in each case) the Prospectus, amendments and supplements to such registration statement or Prospectus, including pre- and post-effective amendments, all exhibits thereto, and all material incorporated by reference or deemed to be incorporated by reference in such registration statement.

                   "Rule 144," "Rule 415," and "Rule 424" means Rule 144, Rule 415 and Rule 424, respectively, promulgated by the Commission pursuant to the Securities Act, as such Rules may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

                  "Securities" means the Shares, the Warrants and the Underlying Shares.

                   "Shares" means an aggregate of 1,538,462 shares of Common Stock, which are being issued and sold to the Purchasers at the Closing.

                  "Subsidiary" means any Person in which the Company, directly or indirectly, owns capital stock or holds an equity or similar interest.

                  "Trading Day" means (a) any day on which the Common Stock is listed or quoted and traded on its primary Trading Market, or (b) if the Common Stock is not then listed or quoted and traded on any Eligible Market, then a day on which trading occurs on the OTC Bulletin Board (or any successor thereto), or (c) if trading ceases to occur on the OTC Bulletin Board (or any successor thereto), any Business Day.

                  "Trading Market" means the NASDAQ SmallCap Market or any other Eligible Market, or any national securities exchange, market or trading or quotation facility on which the Common Stock is then listed or quoted.

                  "Transaction Documents" means this Agreement, the Warrants, the Transfer Agent Instructions and any other documents or agreements executed in connection with the transactions contemplated hereunder.

                  "Transfer Agent Instructions" means the Irrevocable Transfer Agent Instructions, in the form of Exhibit D, executed by the Company and delivered to and acknowledged in writing by the Company's transfer agent.

                  "Underlying Shares" means the shares of Common Stock issuable upon exercise of the Warrants.

                  "Unit" means one Share and Warrant to acquire 0.5 of a share of Common Stock.

                  "Warrants" means, collectively, the Warrants issued and sold under this Agreement, in the form of Exhibit A.



                                   ARTICLE II
                                PURCHASE AND SALE

2.1 Closing. Subject to the terms and conditions set forth in this Agreement, at the Closing the Company shall issue and sell to each Purchaser, and each Purchaser shall, severally and not jointly, purchase from the Company, such number of Units indicated below such Purchaser's name on the signature page of this Agreement at the Per Unit Purchase Price. The Closing shall take place at the offices of Proskauer Rose LLP immediately following the execution hereof, or at such other location or time as the parties may agree.

2.2      Closing Deliveries.

(a) At the Closing, the Company shall deliver or cause to be delivered to each Purchaser the following:

(i) one or more stock certificates, free and clear of all restrictive and other legends (except as expressly provided in Section 4.1(b) hereof), evidencing such number of Shares equal to the number of Units indicated below such Purchaser's name on the signature page of this Agreement, registered in the name of such Purchaser;

(ii) a Warrant, registered in the name of such Purchaser, pursuant to which such Purchaser shall have the right to acquire such number of Underlying Shares indicated below such Purchaser's name on the signature page of this Agreement, on the terms set forth therein;

(iii) a legal opinion of Company Counsel, in the form of Exhibit B, executed by such counsel and delivered to the Purchasers; and

(iv) duly executed Transfer Agent Instructions acknowledged by the Company's transfer agent.

(b) At the Closing, each Purchaser shall deliver or cause to be delivered to the Company an amount equal to the Per Unit Purchase Price multiplied by the number of Units indicated below such Purchaser's name on the signature page of this Agreement, in United States dollars and in immediately available funds, by wire transfer to an account designated in writing to such Purchaser by the Company for such purpose.

                                   ARTICLE III
                         REPRESENTATIONS AND WARRANTIES

     3.1 Representations and Warranties of the Company. The Company hereby represents and warrants to each of the Purchasers as follows. For purposes of these representations, the term "SEC Reports" means all reports required to filed by the Company under the Exchange Act during the preceding 2 years.

     (a) Subsidiaries. The Company has no direct or indirect Subsidiaries other than those listed in the SEC Reports. Except as disclosed in the SEC Reports, the Company owns, directly or indirectly, all of the capital stock or comparable equity interests of each Subsidiary free and clear of any Lien and all the issued and outstanding shares of capital stock or comparable equity interests of each Subsidiary are validly issued and are fully paid, non-assessable and free of preemptive and similar rights.

     (b) Organization and Qualification. Each of the Company and the Subsidiaries is an entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or organization (as applicable), with the requisite power and authority to own and use its properties and assets and to carry on its business as currently conducted. Neither the Company nor any Subsidiary is in violation of any of the provisions of its respective certificate or articles of incorporation, bylaws or other organizational or charter documents. Each of the Company and the Subsidiaries is duly qualified to do business and is in good standing as a foreign corporation or other entity in each jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing, as the case may be, could not, individually or in the aggregate, (i) adversely affect the legality, validity or enforceability of any Transaction Document, (ii) have or result in a material adverse effect on the results of operations, assets, prospects, business or condition (financial or otherwise) of the Company and the Subsidiaries, taken as a whole on a consolidated basis, or (iii) adversely impair the Company's ability to perform fully on a timely basis its obligations under any of the Transaction Documents (any of (i), (ii) or (iii), a "Material Adverse Effect").

     (c) Authorization; Enforcement. The Company has the requisite corporate power and authority to enter into and to consummate the transactions contemplated by each of the Transaction Documents and otherwise to carry out its obligations hereunder and thereunder. The execution and delivery of each of the Transaction Documents by the Company and the consummation by it of the transactions contemplated hereby and thereby have been duly authorized by all necessary action on the part of the Company and no further consent or action is required by the Company, its Board of Directors or its stockholders. Each of the

Transaction Documents has been (or upon delivery will be) duly executed by the Company and is, or when delivered in accordance with the terms hereof, will constitute, the valid and binding obligation of the Company enforceable against the Company in accordance with its terms.

     (d) No Conflicts. The execution, delivery and performance of the Transaction Documents by the Company and the consummation by the Company of the transactions contemplated hereby and thereby do not and will not (i) conflict with or violate any provision of the Company's or any Subsidiary's certificate or articles of incorporation, bylaws or other organizational or charter documents, (ii) conflict with, or constitute a default (or an event that with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation (with or without notice, lapse of time or both) of, any agreement, credit facility, debt or other instrument (evidencing a Company or Subsidiary debt or otherwise) or other understanding to which the Company or any Subsidiary is a party or by which any property or asset of the Company or any Subsidiary is bound or affected, or (iii) result in a violation of any law, rule, regulation, order, judgment, injunction, decree or other restriction of any court or governmental authority to which the Company or a Subsidiary is subject (including federal and state securities laws and regulations and the rules and regulations of any self-regulatory organization to which the Company or its securities are subject), or by which any property or asset of the Company or a Subsidiary is bound or affected.

     (e) Issuance of the Securities. The Securities (including the Underlying Shares) are duly authorized and, when issued and paid for in accordance with the Transaction Documents, will be duly and validly issued, fully paid and nonassessable, free and clear of all Liens and shall not be subject to preemptive rights or similar rights of stockholders. The Company has reserved from its duly authorized capital stock the maximum number of shares of Common Stock issuable upon exercise of the Warrants.

     (f) Capitalization. The number of shares and type of all authorized, issued and outstanding capital stock, options and other securities of the Company (whether or not presently convertible into or exercisable or exchangeable for shares of capital stock of the Company) is set forth in the SEC Reports. All outstanding shares of capital stock are duly authorized, validly issued, fully paid and nonassessable and have been issued in compliance with all applicable securities laws. Except as disclosed in the SEC Reports, there are no outstanding options, warrants, script rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities, rights or obligations convertible into or exercisable or exchangeable for, or giving any Person any right to subscribe for or acquire, any shares of Common Stock, or contracts, commitments, understandings or arrangements by which the Company or any Subsidiary is or may become bound to issue additional shares of Common Stock, or securities or rights convertible or exchangeable into shares of Common Stock. Except as disclosed in the SEC Reports, there are no anti-dilution or price adjustment provisions contained in any security issued by the Company (or in any agreement providing rights to security holders) and the issue and sale of the Securities (including the Underlying Shares) will not obligate the Company to issue shares of Common Stock or other securities to any Person (other than the Purchasers) and will not result in a right of any holder of Company securities to adjust the exercise, conversion, exchange or reset price under such securities. To the knowledge of the Company, except as specifically disclosed in the SEC Reports, no Person or group of related Persons beneficially owns (as determined pursuant to Rule 13d-3 under the Exchange Act), or has the right to acquire, by agreement with or by obligation binding upon the Company, beneficial ownership of in excess of 5% of the outstanding Common Stock, ignoring for such purposes any limitation on the number of shares of Common Stock that may be owned at any single time.

     (g) SEC Reports; Financial Statements. The Company has filed all reports required to be filed by it under the Exchange Act, including pursuant to Section 13(a) or 15(d) thereof, for the two years preceding the date hereof (or such shorter period as the Company was required by law to file such material) (the foregoing materials (together with any materials filed by the Company under the Exchange Act, whether or not required) being collectively referred to herein as the "SEC Reports" and, together with this Agreement and the Schedules to this Agreement, the "Disclosure Materials") on a timely basis or has received a valid extension of such time of filing and has filed any such SEC Reports prior to the expiration of any such extension. The Company has delivered to each Purchaser true, correct and complete copies of all SEC Reports filed within the 10 days preceding the date hereof. As of their respective dates, the SEC Reports complied in all material respects with the requirements of the Securities Act and the Exchange Act and the rules and regulations of the Commission promulgated thereunder, and none of the SEC Reports, when filed, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading. The financial statements of the Company included in the SEC Reports comply in all material respects with applicable accounting requirements and the rules and regulations of the Commission with respect thereto as in effect at the time of filing. Such financial statements have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis during the periods involved ("GAAP"), except as may be otherwise specified in such financial statements or the notes thereto, and fairly present in all material respects the financial position of the Company and its consolidated subsidiaries as of and for the dates thereof and the results of operations and cash flows for the periods then ended, subject, in the case of unaudited statements, to normal, immaterial, year-end audit adjustments. All material agreements which are required to be disclosed in the SEC Reports have been disclosed in the SEC Reports.

     (h) Material Changes. Since the date of the latest audited financial statements included within the SEC Reports, except as specifically disclosed in the SEC Reports and any news release issued by the Company, (i) there has been no event, occurrence or development that, individually or in the aggregate, has had or that could result in a Material Adverse Effect, (ii) the Company has not incurred any liabilities (contingent or otherwise) other than (A) trade payables and accrued expenses incurred in the ordinary course of business consistent with past practice and (B) liabilities not required to be reflected in the Company's financial statements pursuant to GAAP or required to be disclosed in filings made with the Commission, (iii) the Company has not altered its method of accounting or the identity of its auditors, except as disclosed in its SEC Reports, (iv) the Company has not declared or made any dividend or distribution of cash or other property to its stockholders, except dividend on the Company's outstanding Preferred Stock, or purchased, redeemed or made any agreements to purchase or redeem any shares of its capital stock, and (v) the Company has not issued any equity securities to any officer, director or Affiliate, except pursuant to existing Company stock-based plans.

     (i) Absence of Litigation. Except as disclosed in the SEC Reports, there is no action, suit, claim, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company, threatened against or affecting the Company or any of its Subsidiaries that could, individually or in the aggregate, have a Material Adverse Effect.

     (j) Compliance. Neither the Company nor any Subsidiary (i) is in default under or in violation of (and no event has occurred that has not been waived that, with notice or lapse of time or both, would result in a default by the Company or any Subsidiary under), nor has the Company or any Subsidiary received notice of a claim that it is in default under or that it is in violation of, any indenture, loan or credit agreement or any other agreement or instrument to which it is a party or by which it or any of its properties is bound (whether or not such default or violation has been waived), (ii) is in violation of any order of any court, arbitrator or governmental body, or (iii) is or has been in violation of any statute, rule or regulation of any governmental authority, including without limitation all foreign, federal, state and local laws relating to taxes, environmental protection, occupational health and safety, product quality and safety and employment and labor matters, except in each case as could not, individually or in the aggregate, have or result in a Material Adverse Effect.

     (k) Title to Assets. The Company and the Subsidiaries have good and marketable title in all personal property owned by them that is material to the business of the Company and the Subsidiaries, in each case free and clear of all Liens, except for Liens as do not materially affect the value of such property and do not materially interfere with the use made and proposed to be made of such property by the Company and the Subsidiaries, except liens in favor of (i) the Company's line of credit lender, (ii) EMS Technologies, Inc. with respect to goods purchased for inclusion in the Company's Logan project, and (iii) nominal office equipment lease interests. Any real property and facilities held under lease by the Company and the Subsidiaries are held by them under valid, subsisting and enforceable leases of which the Company and the Subsidiaries are in compliance.

     (l) Certain Fees. Except for the placement fees payable to Ashenden Finance & Co., S.A in the amount of $35,000, no brokerage fees, finder's fees or commissions are or will be payable by the Company to any broker, financial advisor or consultant, finder, placement agent, investment banker, bank or other Person with respect to the transactions contemplated by this Agreement, and the Company has not taken any action that would cause any Purchaser to be liable for any such fees or commissions.

     (m) Securities Placements. Neither the Company nor any Person acting on the Company's behalf has sold or offered to sell or solicited any offer to buy the Securities by means of any form of general solicitation or advertising. Neither the Company nor any of its Affiliates nor any Person acting on the Company's behalf has, directly or indirectly, at any time within the past six months, made any offer or sale of any security or solicitation of any offer to buy any security under circumstances that would (i) eliminate the availability of the exemption from registration under Regulation D under the Securities Act in connection with the offer and sale of the Securities as contemplated hereby or
(ii) cause the offering of the Securities pursuant to the Transaction Documents to be integrated with prior offerings by the Company for purposes of any applicable law, regulation or stockholder approval provisions, including, without limitation, under the rules and regulations of any Trading Market. The Company is not, and is not an Affiliate of, an "investment company" within the meaning of the Investment Company Act of 1940, as amended. The Company is not a United States real property holding corporation within the meaning of the Foreign Investment in Real Property Tax Act of 1980.

     (n) Form S-3 Eligibility. The Company is eligible to register its Common Stock for resale by the Purchasers using Form S-3 promulgated under the Securities Act.

     (o) Listing and Maintenance Requirements. Except as disclosed in the SEC Reports, the Company has not, in the two years preceding the date hereof, received notice (written or oral) from any Trading Market on which the Common Stock is or has been listed or quoted to the effect that the Company is not in compliance with the listing or maintenance requirements of such Trading Market, and the Company is, and has no reason to believe that it will not in the foreseeable future continue to be, in compliance with all such listing and maintenance requirements.

     (p) Disclosure. The Company confirms that neither it nor any other Person acting on its behalf has provided any of the Purchasers or their agents or counsel with any information that constitutes or might constitute material, nonpublic information. The Company understands and confirms that each of the Purchasers will rely on the foregoing representations in effecting transactions in securities of the Company. All disclosure provided to the Purchasers regarding the Company, its business and the transactions contemplated hereby, including the Schedules to this Agreement, furnished by or on behalf of the Company are true and correct and do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading. No event or circumstance has occurred or information exists with respect to the Company or any of its Subsidiaries or its or their business, properties, prospects, operations or financial conditions, which, under applicable law, rule or regulation, requires public disclosure or announcement by the Company but which has not been so publicly announced or disclosed. The Company acknowledges and agrees that no Purchaser makes or has made any representations or warranties with respect to the transactions contemplated hereby other than those specifically set forth in Section 3.2.

     (q) Acknowledgment Regarding Purchasers' Purchase of Securities. The Company acknowledges and agrees that each of the Purchasers is acting solely in the capacity of an arm's length purchaser with respect to this Agreement and the transactions contemplated hereby. The Company further acknowledges that no Purchaser is acting as a financial advisor or fiduciary of the Company, or, to the Company's knowledge, any other Purchaser (or in any similar capacity) with respect to this Agreement and the transactions contemplated hereby and any advice given by any Purchaser or any of their respective representatives or agents in connection with this Agreement and the transactions contemplated hereby is merely incidental to the Purchasers' purchase of the Securities. The Company further represents to each Purchaser that the Company's decision to enter into this Agreement has been based solely on the independent evaluation of the transactions contemplated hereby by the Company and its representatives.

     (r) Patents and Trademarks. The Company and the Subsidiaries have, or have rights to use, all patents, patent applications, trademarks, trademark applications, service marks, trade names, copyrights, licenses and other similar rights that are necessary or material for use in connection with their respective businesses as described in the SEC Reports and which the failure to so have could have a Material Adverse Effect (collectively, the "Intellectual Property Rights"). Neither the Company nor any Subsidiary has received a written notice that the Intellectual Property Rights used by the Company or any Subsidiary violates or infringes upon the rights of any Person. To the knowledge of the Company, all such Intellectual Property Rights are enforceable and there is no existing infringement by another Person of any of the Intellectual Property Rights.

     (s) Insurance. The Company and the Subsidiaries are insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as are prudent and customary in the businesses in which the Company and the Subsidiaries are engaged. Neither the Company nor any Subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business without a significant increase in cost.

     (t) Regulatory Permits. The Company and the Subsidiaries possess all certificates, authorizations and permits issued by the appropriate federal, state, local or foreign regulatory authorities necessary to conduct their respective businesses as described in the SEC Reports, except where the failure to possess such permits could not, individually or in the aggregate, have or result in a Material Adverse Effect ("Material Permits"), and neither the Company nor any Subsidiary has received any notice of proceedings relating to the revocation or modification of any Material Permit.

     (u) Transactions With Affiliates and Employees. Except as set forth in SEC Reports, none of the officers or directors of the Company and, to the knowledge of the Company, none of the employees of the Company is presently a party to any transaction with the Company or any Subsidiary (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

     (v) Going Concern. The Company and the Subsidiaries have no knowledge (upon receipt of the proceeds of this transaction) that Stemple & Cooper LLP, the Company's independent public accountants, will issue an audit letter containing a "going concern" opinion in connection with the Company's quarterly report on Form 10-Q or annual report on Form 10-K pursuant to Section 13 or 15(d) under the Exchange Act for the quarterly period ended December 31, 2003 or the fiscal year ended June 30, 2004, respectively.

     (w) Internal Accounting Controls. The Company and the Subsidiaries maintain a system of internal accounting controls sufficient to provide reasonable assurance that (i) transactions are executed in accordance with management's general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, (iii) access to assets is permitted only in accordance with management's general or specific authorization, and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     3.2 Representations and Warranties of the Purchasers. Each Purchaser hereby, as to itself only and for no other Purchaser, represents and warrants to the Company as follows:

     (a) Organization; Authority. Such Purchaser is an entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization with the requisite corporate or partnership power and authority to enter into and to consummate the transactions contemplated by the Transaction Documents and otherwise to carry out its obligations hereunder and thereunder. The purchase by such Purchaser of the Shares and the Warrants hereunder has been duly authorized by all necessary action on the part of such Purchaser. This Agreement has been duly executed and delivered by such Purchaser and constitutes the valid and binding obligation of such Purchaser, enforceable against it in accordance with its terms.

     (b) Investment Intent. Such Purchaser is acquiring the Securities as principal for its own account for investment purposes only and not with a view to or for distributing or reselling such Securities or any part thereof, without prejudice, however, to such Purchaser's right, subject to the provisions of this Agreement, at all times to sell or otherwise dispose of all or any part of such Securities pursuant to an effective registration statement under the Securities Act or under an exemption from such registration and in compliance with applicable federal and state securities laws. Nothing contained herein shall be deemed a representation or warranty by such Purchaser to hold Securities for any period of time.

     (c) Purchaser Status. At the time such Purchaser was offered the Shares and the Warrants, it was, and at the date hereof it is, an "accredited investor" as defined in Rule 501(a) under the Securities Act.

     (d) Experience of such Purchaser. Such Purchaser, either alone or together with its representatives, has such knowledge, sophistication and experience in business and financial matters so as to be capable of evaluating the merits and risks of the prospective investment in the Securities, and has so evaluated the merits and risks of such investment. Such Purchaser is able to bear the economic risk of an investment in the Securities and, at the present time, is able to afford a complete loss of such investment.

     (e) No Short Positions or Stock Ownership. Each Purchaser has not, as of the Closing Date, and will not during the two years following the Closing, enter into any Short Sales. For purposes of this Section 3.2(e), a "Short Sale" by a Purchaser means a sale of Common Stock that is marked as a short sale and that is executed at a time when such Purchaser has no equivalent offsetting long position in the Common Stock. For purposes of determining whether a Purchaser has an equivalent offsetting long position in the Common Stock, all Common Stock and all Common Stock that would be issuable upon conversion or exercise in full of all Options then held by such Purchaser shall be deemed to be held long by such Purchaser.

                                   ARTICLE IV
                         OTHER AGREEMENTS OF THE PARTIES

4.1      Transfer Restrictions.

     (a) Securities may only be disposed of pursuant to an effective registration statement under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act, and in compliance with any applicable state securities laws. In connection with any transfer of Securities other than pursuant to an effective registration statement or to the Company or pursuant to Rule 144(k), except as otherwise set forth herein, the Company may require the transferor to provide to the Company an opinion of counsel selected by the transferor, the form and substance of which opinion shall be reasonably satisfactory to the Company, to the effect that such transfer does not require registration under the Securities Act. Notwithstanding the foregoing, the Company hereby consents to and agrees to register on the books of the Company and with its transfer agent, without any such legal opinion, any transfer of Securities by a Purchaser to an Affiliate of such Purchaser, provided that the transferee certifies to the Company that it is an "accredited investor" as defined in Rule 501(a) under the Securities Act.

     (b) The Purchasers agree to the imprinting, so long as is required by this
Section 4.1(b), of the following legend on any certificate evidencing
Securities:

         [NEITHER] THESE SECURITIES [NOR THE SECURITIES INTO WHICH THESE SECURITIES ARE EXERCISABLE] HAVE [NOT] BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE IN RELIANCE UPON AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS. NOTWITHSTANDING THE FOREGOING, THESE SECURITIES [AND THE SECURITIES ISSUABLE UPON EXERCISE OF THESE SECURITIES] MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN OR FINANCING ARRANGEMENT SECURED BY SUCH SECURITIES.

Certificates evidencing Securities shall not be required to contain such legend or any other legend (i) while a Registration Statement covering the resale of such Securities is effective under the Securities Act and the holder of the securities and the broker or clearing house where such securities are held undertake in writing to only sell the securities under such Registration Statement and in compliance therewith, or (ii) following any sale of such Securities pursuant to Rule 144, or (iii) if such Securities are eligible for sale under Rule 144(k), or (iv) if such legend is not required under applicable requirements of the Securities Act (including judicial interpretations and pronouncements issued by the Staff of the Commission). Provided the Purchasers and their brokers have given the certification to the Company's legal counsel described under clause (i) above, the Company shall cause its counsel to issue the legal opinion included in the Transfer Agent Instructions to the Company's transfer agent on the Effective Date. Following the Effective Date or at such earlier time as a legend is no longer required for certain Securities, the Company will as soon as practicable following the delivery by a Purchaser to the Company or the Company's transfer agent of a legended certificate representing such Securities, deliver or cause to be delivered to such Purchaser a certificate representing such Securities that is free from all restrictive and other legends. If the legended certificate is delivered to the Company, the Company will forward the same to the Company's transfer agent with appropriate instructions to remove the legend no later than three Trading Days following its receipt of the Certificate. The Company may not make any notation on its records or give instructions to any transfer agent of the Company that enlarge the restrictions on transfer set forth in this Section.

     (c) The Company acknowledges and agrees that a Purchaser may from time to time pledge or grant a security interest in some or all of the Securities in connection with a bona fide margin agreement or other loan or financing arrangement secured by the Securities and, if required under the terms of such agreement, loan or arrangement, such Purchaser may transfer pledged or secured Securities to the pledgees or secured parties. Such a pledge or transfer would not be subject to approval of the Company and no legal opinion of the pledgee, secured party or pledgor shall be required in connection therewith. Further, no notice shall be required of such pledge. At the appropriate Purchaser's expense, the Company will execute and deliver such reasonable documentation as a pledgee or secured party of Securities may reasonably request in connection with a pledge or transfer of the Securities, including the preparation and filing of any required prospectus supplement under Rule 424(b)(3) of the Securities Act or other applicable provision of the Securities Act to appropriately amend the list of Selling Stockholders thereunder.

     4.2 Furnishing of Information. As long as any Purchaser owns Securities, the Company covenants to timely file (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed by the Company after the date hereof pursuant to the Exchange Act. Upon the request of any Purchaser, the Company shall deliver to such Purchaser a written certification of a duly authorized officer as to whether it has complied with the preceding sentence. As long as any Purchaser owns Securities, if the Company is not required to file reports pursuant to such laws, it will prepare and furnish to the Purchasers and make publicly available in accordance with paragraph (c) of Rule 144 such information as is required for the Purchasers to sell the Securities under Rule 144. The Company further covenants that it will take such further action as any holder of Securities may reasonably request to satisfy the provisions of Rule 144 applicable to the issuer of securities relating to transactions for the sale of securities pursuant to Rule 144.

     4.3 Integration. The Company shall not, and shall use its best efforts to ensure that no Affiliate of the Company shall, sell, offer for sale or solicit offers to buy or otherwise negotiate in respect of any security (as defined in Section 2 of the Securities Act) that would be integrated with the offer or sale of the Securities in a manner that would require the registration under the Securities Act of the sale of the Securities to the Purchasers or that would be integrated with the offer or sale of the Securities for purposes of the rules and regulations of any Trading Market.

     4.4 Reservation and Listing of Securities. The Company shall maintain a reserve from its duly authorized shares of Common Stock for issuance pursuant to the Transaction Documents in such amount as may be required to fulfill its obligations in full under the Transaction Documents. In the event that at any time the then authorized shares of Common Stock are insufficient for the Company to satisfy its obligations in full under the Transaction Documents, the Company shall promptly take such actions as may be required to increase the number of authorized shares. The Company shall in the time and manner required by its Trading Market, prepare and file with such Trading Market an additional shares listing application covering the number of shares of Common Stock issuable under the Transaction Documents and shall take all steps necessary to cause such shares of Common Stock to be approved for listing on its Trading Market as soon as possible.

4.5      Subsequent Placements.

     (a) From the date hereof until 120 calendar days following the Effective Date, the Company will not, directly or indirectly, offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of its or the Subsidiaries' equity or equity equivalent securities, including without limitation any debt, preferred stock (other than dividends in kind with respect to the Company's outstanding Preferred Stock) or other instrument or security that is, at any time during its life and under any circumstances, convertible into or exchangeable or exercisable for Common Stock or Common Stock Equivalents (any such offer, sale, grant, disposition or announcement being referred to as a "Subsequent Placement"), unless the Company shall have first complied with this
Section 4.5(a).

     (i) The Company shall deliver to each Purchaser a written notice (the "Offer")of any proposed or intended issuance or sale or exchange of the securities being offered (the "Offered Securities") in a Subsequent Placement, which Offer shall (w) identify and describe the Offered Securities, (x) describe the price and other terms upon which they are to be issued, sold or exchanged, and the number or amount of the Offered Securities to be issued, sold or exchanged, and (y) offer to issue and sell to or exchange with each Purchaser
(A) a pro rata portion of the Offered Securities based on such Purchaser's pro rata portion of the Shares purchased hereunder compared to number of outstanding shares of Common Stock of the Company (the "Basic Amount"), and (B) with respect to each Purchaser that elects to purchase its Basic Amount, any additional portion of the Offered Securities attributable to the Basic Amounts of other Purchasers as such Purchaser shall indicate it will purchase or acquire should the other Purchasers subscribe for less than their Basic Amounts (the "Undersubscription Amount").

     (ii) To accept an Offer, in whole or in part, a Purchaser must deliver a written notice to the Company prior to the end of the ten (10) Trading Day period of the Offer, setting forth the portion of the Purchaser's Basic Amount that such Purchaser elects to purchase and, if such Purchaser shall elect to purchase all of its Basic Amount, the Undersubscription Amount, if any, that such Purchaser elects to purchase (in either case, the "Notice of Acceptance"). If the Basic Amounts subscribed for by all Purchasers are less than the total of all of the Basic Amounts, then each Purchaser who has set forth an Undersubcription Amount in its Notice of Acceptance shall be entitled to purchase, in addition to the Basic Amounts subscribed for, the Undersubscription Amount it has subscribed for; provided, however, that if the Undersubscription Amounts subscribed for exceed the difference between the total of all the Basic Amounts and the Basic Amounts subscribed for (the "Available Undersubscription Amount"), each Purchaser who has subscribed for any Undersubscription Amount shall be entitled to purchase on that portion of the Available Undersubscription Amount as the Basic Amount of such Purchaser bears to the total Basic Amounts of all Purchasers that have subscribed for Undersubscription Amounts, subject to rounding by the Board of Directors to the extent its deems reasonably necessary.

     (b) The restrictions contained in paragraph (a) of this Section 4.5 shall not apply to (A) any issuance of Common Stock or grant of Options to employees, officers, directors of or consultants or advisors to the Company, in each case, pursuant to a stock-based plan duly approved by the Company's board of directors; (B) any existing creditor of the Company in exchange for debt of the Company, (C) upon exercise, conversion or exchange of any Common Stock Equivalents described in Schedule 3.1(f) (provided that such exercise or conversion occurs in accordance with the terms thereof, without amendment or modification); or (D) the issuance of securities in connection with a joint venture or development agreement or strategic partnership or similar agreement approved by the Company's board of directors, the primary purpose of which is not to raise equity capital.

     4.6 Securities Laws Disclosure; Publicity. The Company shall, on or before 8:30 a.m., New York time on November 10, 2003, issue a press release acceptable to the Purchasers disclosing all material terms of the transactions contemplated hereby. Within the time required by the Exchange Act, and only if required by the Exchange Act, the Company shall file a Current Report on Form 8-K with the Commission (the "8-K Filing") describing the terms of the transactions contemplated by the Transaction Documents and including as exhibits to such Current Report on Form 8-K this Agreement and the form of Warrants, in the form required by the Exchange Act. Thereafter, the Company shall timely file any filings and notices required by the Commission or applicable law with respect to the transactions contemplated hereby and provide copies thereof to the Purchasers promptly after filing. Except with respect to the 8-K Filing and the press release referenced above (a copy of which will be provided to the Purchasers for their review as early as practicable prior to its filing), the Company shall, at least two Trading Days prior to the filing or dissemination of any disclosure required by this paragraph, provide a copy thereof to the Purchasers for their review. The Company and the Purchasers shall consult with each other in issuing any press releases or otherwise making public statements or filings and other communications with the Commission or any regulatory agency or Trading Market with respect to the transactions contemplated hereby. Notwithstanding the foregoing, the Company shall not publicly disclose the name of any Purchaser, or include the name of any Purchaser in any filing with the Commission or any regulatory agency or Trading Market, without the prior written consent of such Purchaser, except to the extent such disclosure is required by law or Trading Market regulations, in which case the Company shall provide the Purchasers with prior notice of such disclosure. The Company shall not, and shall cause each of its Subsidiaries and its and each of their respective officers, directors, employees and agents not to, provide any Purchaser with any material nonpublic information regarding the Company or any of its Subsidiaries from and after the filing of the 8-K. In the event of a breach of the foregoing covenant by the Company, any of its Subsidiaries, or any of its or their respective officers, directors, employees and agents, in addition to any other remedy provided herein or in the Transaction Documents, a Purchaser shall have the right to make a public disclosure, in the form of a press release, public advertisement or otherwise, of such material nonpublic information without the prior approval by the Company, its Subsidiaries, or any of its or their respective officers, directors, employees or agents. No Purchaser shall have any liability to the Company, its Subsidiaries, or any of its or their respective officers, directors, employees, shareholders or agents for any such disclosure. Subject to the foregoing, neither the Company nor any Purchaser shall issue any press releases or any other public statements with respect to the transactions contemplated hereby; provided, however, that the Company shall be entitled, without the prior approval of any Purchaser, to make any press release or other public disclosure with respect to such transactions (i) in substantial conformity with the 8-K Filing and contemporaneously therewith and (ii) as is required by applicable law and regulations (provided that in the case of clause
(i) each Purchaser shall be consulted by the Company in connection with any such press release or other public disclosure prior to its release). Each press release disseminated during the 12 months preceding the date of this Agreement did not at the time of release contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.

     4.7 Use of Proceeds. Except as set forth on Schedule 4.7, the Company shall use the net proceeds from the sale of the Securities hereunder for working capital purposes and not (i) to redeem any Company equity or equity-equivalent securities, or (ii) to settle any outstanding litigation.

     4.8 Reimbursement. If any Purchaser or any of its Affiliates or any officer, director, partner, controlling Person, employee or agent of a Purchaser or any of its Affiliates (a "Related Person") becomes involved in any capacity in any Proceeding brought by or against any Person in connection with or as a result of the transactions contemplated by the Transaction Documents, the Company will indemnify and hold harmless such Purchaser or Related Person for its reasonable legal and other expenses (including the costs of any investigation, preparation and travel) and for any Losses incurred in connection therewith, as such expenses or Losses are incurred, excluding only Losses that result directly from such Purchaser's or Related Person's negligence or willful misconduct, inaccuracy in any Purchaser's representations herein, or due to any Purchaser's violation of any federal or state securities laws or reglations. In addition, the Company shall indemnify and hold harmless each Purchaser and Related Person from and against any and all Losses, as incurred, arising out of or relating to any breach by the Company of any of the representations, warranties or covenants made by the Company in this Agreement or any other Transaction Document, or any allegation by a third party that, if true, would constitute such a breach. The conduct of any Proceedings for which indemnification is available under this paragraph shall be governed by Section 6.4(c) below. The indemnification obligations of the Company under this paragraph shall be in addition to any liability that the Company may otherwise have and shall be binding upon and inure to the benefit of any successors, assigns, heirs and personal representatives of the Purchasers and any such Related Persons. The Company also agrees that neither the Purchasers nor any Related Persons shall have any liability to the Company or any Person asserting claims on behalf of or in right of the Company in connection with or as a result of the transactions contemplated by the Transaction Documents, except to the extent that any Losses incurred by the Company result from the negligence or willful misconduct of the applicable Purchaser or Related Person in connection with such transactions, inaccuracy in any Purchaser's representations herein, or due to any Purchaser's violation of any federal or state securities laws or reglations. If the Company breaches its obligations under any Transaction Document, then, in addition to any other liabilities the Company may have under any Transaction Document or applicable law, the Company shall pay or reimburse the Purchasers on demand for all costs of collection and enforcement (including reasonable attorneys fees and expenses). Without limiting the generality of the foregoing, the Company specifically agrees to reimburse the Purchasers on demand for all costs of enforcing the indemnification obligations in this paragraph.


                                    ARTICLE V
                                   CONDITIONS

     5.1 Conditions Precedent to the Obligations of the Purchasers. The obligation of each Purchaser to acquire Securities at the Closing is subject to the satisfaction or waiver by such Purchaser, at or before the Closing, of each of the following conditions:

     (a) Representations and Warranties. The representations and warranties of the Company contained herein shall be true and correct in all material respects as of the date when made and as of the Closing as though made on and as of such date; and

     (b) Performance. The Company and each other Purchaser shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by it at or prior to the Closing.

     5.2 Conditions Precedent to the Obligations of the Company. The obligation of the Company to sell Securities at the Closing is subject to the satisfaction or waiver by the Company, at or before the Closing, of each of the following conditions:

     (a) Representations and Warranties. The representations and warranties of the Purchasers contained herein shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made on and as of such date; and

     (b) Performance. The Purchasers shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by the Purchasers at or prior to the Closing.

                                   ARTICLE VI
                               REGISTRATION RIGHTS

     6.1      Shelf Registration

     (a) As promptly as possible, and in any event on or prior to the Filing Date, the Company shall prepare and file with the Commission a "Shelf" Registration Statement covering the resale of all Registrable Securities for an offering to be made on a continuous basis pursuant to Rule 415. The Registration Statement shall be on Form S-3 (except if the Company is not then eligible to register for resale the Registrable Securities on Form S-3, in which case such registration shall be on another appropriate form in accordance herewith as the Purchasers may consent) and shall contain (except if otherwise directed by the Purchasers) the "Plan of Distribution" attached hereto as Exhibit C.

     (b) The Company shall use its best efforts to cause the Registration Statement to be declared effective by the Commission as promptly as possible after the filing thereof, and shall use its best efforts to keep the Registration Statement continuously effective under the Securities Act until the second anniversary of the Effective Date or such earlier date when all Registrable Securities covered by such Registration Statement have been sold publicly (the "Effectiveness Period"). If the Company has not filed the Registration Statement by the Filing Date, or responded to any questions or requests for modifications issued by the SEC concerning the filed Registration Statement within ten (10) days after the Company's receipt of such request, then the Company shall pay to each Purchaser an amount in cash, as liquidated damages and not as a penalty, equal to 0.5% of the aggregate purchase price paid by such Purchaser hereunder for the first month and 1% for each month thereafter, prorated for any partial month.

     (c) The Company shall notify each Purchaser in writing promptly (and in any event within one Trading Day) after receiving notification from the Commission that the Registration Statement has been declared effective.

     6.2 Registration Procedures. In connection with the Company's registration obligations hereunder, the Company shall:

     (a) Not less than three Trading Days prior to the filing of a Registration Statement or any related Prospectus or any amendment or supplement thereto (including any document that would be incorporated or deemed to be incorporated therein by reference), the Company shall (i) furnish to each Purchaser and any counsel designated by any Purchaser (each, a "Purchaser Counsel", and Vertical Ventures, LLC has initially designated Proskauer Rose LLP) copies of all such documents proposed to be filed, which documents (other than those incorporated or deemed to be incorporated by reference) will be subject to the review of such Purchasers and each Purchaser Counsel, and (ii) cause its officers and directors, counsel and independent certified public accountants to respond to such inquiries as shall be necessary, in the reasonable opinion of each Purchaser Counsel, to conduct a reasonable investigation within the meaning of the Securities Act. The Company shall not file a Registration Statement or any such Prospectus or any amendments or supplements thereto to which Purchasers holding a majority of the Registrable Securities shall reasonably object.

     (b) (i) Prepare and file with the Commission such amendments, including post-effective amendments, to each Registration Statement and the Prospectus used in connection therewith as may be necessary to keep the Registration Statement continuously effective as to the applicable Registrable Securities for the Effectiveness Period and prepare and file with the Commission such additional Registration Statements in order to register for resale under the Securities Act all of the Registrable Securities; (ii) cause the related Prospectus to be amended or supplemented by any required Prospectus supplement, and as so supplemented or amended to be filed pursuant to Rule 424; (iii) respond as promptly as reasonably possible, and in any event within ten days, to any comments received from the Commission with respect to the Registration Statement or any amendment thereto and as promptly as reasonably possible provide the Purchasers true and complete copies of all correspondence from and to the Commission relating to the Registration Statement; and (iv) comply in all material respects with the provisions of the Securities Act and the Exchange Act with respect to the disposition of all Registrable Securities covered by the Registration Statement during the applicable period in accordance with the intended methods of disposition by the Purchasers thereof set forth in the Registration Statement as so amended or in such Prospectus as so supplemented applicable to the Company

     (c) Notify the Purchasers of Registrable Securities to be sold and each Purchaser Counsel as promptly as reasonably possible, and (if requested by any such Person) confirm such notice in writing no later than one Trading Day thereafter, of any of the following events: (i) the Commission notifies the Company whether there will be a "review" of any Registration Statement; (ii) the Commission comments in writing on any Registration Statement (in which case the Company shall deliver to each Purchaser a copy of such comments and of all written responses thereto); (iii) any Registration Statement or any post-effective amendment is declared effective; (iv) the Commission or any other Federal or state governmental authority requests any amendment or supplement to any Registration Statement or Prospectus or requests additional information related thereto; (v) the Commission issues any stop order suspending the effectiveness of any Registration Statement or initiates any Proceedings for that purpose; (vi) the Company receives notice of any suspension of the qualification or exemption from qualification of any Registrable Securities for sale in any jurisdiction, or the initiation or threat of any Proceeding for such purpose; or (vii) the financial statements included in any Registration Statement become ineligible for inclusion therein or any statement made in any Registration Statement or Prospectus or any document incorporated or deemed to be incorporated therein by reference is untrue in any material respect or any revision to a Registration Statement, Prospectus or other document is required so that it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

     (d) Use its best efforts to avoid the issuance of or, if issued, obtain the withdrawal of (i) any order suspending the effectiveness of any Registration Statement, or (ii) any suspension of the qualification (or exemption from qualification) of any of the Registrable Securities for sale in any jurisdiction, as soon as possible.

     (e) Furnish to each Purchaser and each Purchaser Counsel, without charge, at least one conformed copy of each Registration Statement and each amendment thereto, promptly after the filing of such documents with the Commission.

     (f) Promptly deliver to each Purchaser and each Purchaser Counsel, without charge, two copies of the Prospectus or Prospectuses (including each form of prospectus) and each amendment or supplement thereto. The Company hereby consents to the use of such Prospectus and each amendment or supplement thereto by each of the selling Purchasers in connection with the offering and sale of the Registrable Securities covered by such Prospectus and any amendment or supplement thereto.

     (g) (i) In the time and manner required by each Trading Market, prepare and file with such Trading Market an additional shares listing application covering all of the Registrable Securities; (ii) take all steps necessary to cause such Registrable Securities to be approved for listing on each Trading Market as soon as possible thereafter; (iii) provide to the Purchasers evidence of such listing; and (iv) maintain the listing of such Registrable Securities on each such Trading Market or another Eligible Market.

     (h) Cooperate with the Purchasers to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be delivered to a transferee pursuant to a Registration Statement, which certificates shall be free, to the extent permitted by this Agreement, of all restrictive legends, and to enable such Registrable Securities to be in such denominations and registered in such names as any such Purchasers may request.

     (i) Upon the occurrence of any event described in Section 6.2(c)(vii), as promptly as reasonably possible, prepare a supplement or amendment, including a post-effective amendment, to the Registration Statement or a supplement to the related Prospectus or any document incorporated or deemed to be incorporated therein by reference, and file any other required document so that, as thereafter delivered, neither the Registration Statement nor such Prospectus will contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

     (j) Cooperate with any due diligence investigation undertaken by the Purchasers in connection with the sale of Registrable Securities, including, without limitation, by making available any documents and information; provided that the Company will not deliver or make available to any Purchaser material, nonpublic.

     (k) Comply with all applicable rules and regulations of the Commission.


     6.3 Registration Expenses. The Company shall pay (or reimburse the Purchasers for) all fees and expenses incident to the performance of or compliance with this Agreement by the Company, including without limitation (a) all registration and filing fees and expenses, including without limitation those related to filings with the Commission and any Trading Market, (b) printing expenses (including without limitation expenses of printing certificates for Registrable Securities and of printing prospectuses requested by the Purchasers), (c) messenger, telephone and delivery expenses, (d) fees and disbursements of counsel for the Company, (e) fees and expenses of all other Persons retained by the Company in connection with the consummation of the transactions contemplated by this Agreement, and (f) all listing fees to be paid by the Company to the Trading Market.

     6.4 Indemnification

     (a) Indemnification by the Company. The Company shall, notwithstanding any termination of this Agreement, indemnify and hold harmless each Purchaser, the officers, directors, partners, members, agents, brokers (including brokers who offer and sell Registrable Securities as principal as a result of a pledge or any failure to perform under a margin call of Common Stock), investment advisors and employees of each of them, each Person who controls any such Purchaser (within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act) and the officers, directors, partners, members, agents and employees of each such controlling Person, to the fullest extent permitted by applicable law, from and against any and all Losses, as incurred, arising out of or relating to any untrue or alleged untrue statement of a material fact contained in the Registration Statement, any Prospectus or any form of prospectus or in any amendment or supplement thereto or in any preliminary prospectus, or arising out of or relating to any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein (in the case of any Prospectus or form of prospectus or supplement thereto, in the light of the circumstances under which they were made) not misleading, except to the extent, but only to the extent, that (i) such untrue statements, alleged untrue statements, omissions or alleged omissions are based solely upon information regarding such Purchaser furnished in writing to the Company by such Purchaser expressly for use therein, or to the extent that such information relates to such Purchaser or such Purchaser's proposed method of distribution of Registrable Securities and was reviewed and expressly approved in writing by such Purchaser expressly for use in the Registration Statement, such Prospectus or such form of Prospectus or in any amendment or supplement thereto or (ii) in the case of an occurrence of an event of the type specified in Section 6.2(c)(v)-(vii), the use by such Purchaser of an outdated or defective Prospectus after the Company has notified such Purchaser in writing that the Prospectus is outdated or defective and prior to the receipt by such Purchaser of the Advice contemplated in Section 6.5. The Company shall notify the Purchasers promptly of the institution, threat or assertion of any Proceeding of which the Company is aware in connection with the transactions contemplated by this Agreement. In no event shall the liability of the Company hereunder be greater in amount than the dollar amount received by the Company upon issuance of the Shares.

     (b) Indemnification by Purchasers. Each Purchaser shall, severally and not jointly, indemnify and hold harmless the Company, its directors, officers, agents and employees, each Person who controls the Company (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act), and the directors, officers, agents or employees of such controlling Persons, to the fullest extent permitted by applicable law, from and against all Losses arising solely out of any untrue statement of a material fact contained in the Registration Statement, any Prospectus, or any form of prospectus, or in any amendment or supplement thereto, or arising solely out of any omission of a material fact required to be stated therein or necessary to make the statements therein (in the case of any Prospectus or form of prospectus or supplement thereto, in the light of the circumstances under which they were made) not misleading to the extent, but only to the extent, that such untrue statement or omission is contained in any information so furnished in writing by such Purchaser to the Company specifically for inclusion in such Registration Statement or such Prospectus or to the extent that (i) such untrue statements or omissions are based solely upon information regarding such Purchaser furnished in writing to the Company by such Purchaser expressly for use therein, or to the extent that such information relates to such Purchaser or such Purchaser's proposed method of distribution of Registrable Securities and was reviewed and expressly approved in writing by such Purchaser expressly for use in the Registration Statement, such Prospectus or such form of Prospectus or in any amendment or supplement thereto or (ii) in the case of an occurrence of an event of the type specified in Section 6.2(c)(v)-(vii), the use by such Purchaser of an outdated or defective Prospectus after the Company has notified such Purchaser in writing that the Prospectus is outdated or defective and prior to the receipt by such Purchaser of the Advice contemplated in Section 6.5. In no event shall the liability of any selling Purchaser hereunder be greater in amount than the dollar amount of the net proceeds received by such Purchaser upon the sale of the Registrable Securities giving rise to such indemnification obligation.

     (c) Conduct of Indemnification Proceedings. If any Proceeding shall be brought or asserted against any Person entitled to indemnity hereunder (an "Indemnified Party"), such Indemnified Party shall promptly notify the Person from whom indemnity is sought (the "Indemnifying Party") in writing, and the Indemnifying Party shall assume the defense thereof, including the employment of counsel reasonably satisfactory to the Indemnified Party and the payment of all fees and expenses incurred in connection with defense thereof; provided, that the failure of any Indemnified Party to give such notice shall not relieve the Indemnifying Party of its obligations or liabilities pursuant to this Agreement, except (and only) to the extent that it shall be finally determined by a court of competent jurisdiction (which determination is not subject to appeal or further review) that such failure shall have proximately and materially adversely prejudiced the Indemnifying Party.

     An Indemnified Party shall have the right to employ separate counsel in any such Proceeding and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of such Indemnified Party or Parties unless: (i) the Indemnifying Party has agreed in writing to pay such fees and expenses; or (ii) the Indemnifying Party shall have failed promptly to assume the defense of such Proceeding and to employ counsel reasonably satisfactory to such Indemnified Party in any such Proceeding; or (iii) the named parties to any such Proceeding (including any impleaded parties) include both such Indemnified Party and the Indemnifying Party, and such Indemnified Party shall have been advised by counsel that a conflict of interest is likely to exist if the same counsel were to represent such Indemnified Party and the Indemnifying Party (in which case, if such Indemnified Party notifies the Indemnifying Party in writing that it elects to employ separate counsel at the expense of the Indemnifying Party, the Indemnifying Party shall not have the right to assume the defense thereof and such counsel shall be at the expense of the Indemnifying Party). The Indemnifying Party shall not be liable for any settlement of any such Proceeding effected without its written consent, which consent shall not be unreasonably withheld. No Indemnifying Party shall, without the prior written consent of the Indemnified Party, effect any settlement of any pending Proceeding in respect of which any Indemnified Party is a party, unless such settlement includes an unconditional release of such Indemnified Party from all liability on claims that are the subject matter of such Proceeding.

     All fees and expenses of the Indemnified Party (including reasonable fees and expenses to the extent incurred in connection with investigating or preparing to defend such Proceeding in a manner not inconsistent with this Section) shall be paid to the Indemnified Party, as incurred, within ten Trading Days of written notice thereof to the Indemnifying Party (regardless of whether it is ultimately determined that an Indemnified Party is not entitled to indemnification hereunder; provided, that the Indemnifying Party may require such Indemnified Party to undertake to reimburse all such fees and expenses to the extent it is finally judicially determined that such Indemnified Party is not entitled to indemnification hereunder).

       (d) Contribution. If a claim for indemnification under Section 6.4(a) or
(b) is unavailable to an Indemnified Party (by reason of public policy or otherwise), then each Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such Losses, in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party and Indemnified Party in connection with the actions, statements or omissions that resulted in such Losses as well as any other relevant equitable considerations. The relative fault of such Indemnifying Party and Indemnified Party shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission of a material fact, has been taken or made by, or relates to information supplied by, such Indemnifying Party or Indemnified Party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action, statement or omission. The amount paid or payable by a party as a result of any Losses shall be deemed to include, subject to the limitations set forth in Section 6.4(c), any reasonable attorneys' or other reasonable fees or expenses incurred by such party in connection with any Proceeding to the extent such party would have been indemnified for such fees or expenses if the indemnification provided for in this Section was available to such party in accordance with its terms.

     The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 6.4(d) were determined by pro rata allocation or by any other method of allocation that does not take into account the equitable considerations referred to in the immediately preceding paragraph. Notwithstanding the provisions of this Section 6.4(d), no Purchaser shall be required to contribute, in the aggregate, any amount in excess of the amount by which the proceeds actually received by such Purchaser from the sale of the Registrable Securities subject to the Proceeding exceeds the amount of any damages that such Purchaser has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

     The indemnity and contribution agreements contained in this Section are in addition to any liability that the Indemnifying Parties may have to the Indemnified Parties.

     6.5 Dispositions. Each Purchaser agrees that it will comply with the prospectus delivery requirements of the Securities Act as applicable to it in connection with sales of Registrable Securities pursuant to the Registration Statement. Each Purchaser further agrees that, upon receipt of a notice from the Company of the occurrence of any event of the kind described in Sections 6.2(c)(v), (vi) or (vii), such Purchaser will discontinue disposition of such Registrable Securities under the Registration Statement until such Purchaser's receipt of the copies of the supplemented Prospectus and/or amended Registration Statement contemplated by Section 6.2(j), or until it is advised in writing (the "Advice") by the Company that the use of the applicable Prospectus may be resumed, and, in either case, has received copies of any additional or supplemental filings that are incorporated or deemed to be incorporated by reference in such Prospectus or Registration Statement. The Company may provide appropriate stop orders to enforce the provisions of this paragraph.

     6.6 Other Registrations. Other than the S-3 Registration Statement of the Company currently under review by the SEC, the Company will not prepare and file any registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities before the Registration Statement becomes effective.

                                   ARTICLE VII
                                  MISCELLANEOUS

     7.1 Termination. This Agreement may be terminated by the Company or any Purchaser, by written notice to the other parties, if the Closing has not been consummated by the third Trading Day following the date of this Agreement; provided that no such termination will affect the right of any party to sue for any breach by the other party (or parties).

     7.2 Fees and Expenses. At the Closing, the Company shall pay to Vertical Ventures, LLC up to $10,000 for their legal fees and expenses incurred in connection with its due diligence and the preparation and negotiation of the Transaction Documents. In lieu of the foregoing payment, Vertical Ventures, LLC may retain the amount of actual fees of its counsel up to such amount at the Closing and pay such amount directly to Proskauer Rose LLP. Except as expressly set forth in the Transaction Documents to the contrary, each party shall pay the fees and expenses of its advisers, counsel, accountants and other experts, if any, and all other expenses incurred by such party incident to the negotiation, preparation, execution, delivery and performance of this Agreement. The Company shall pay all transfer agent fees, stamp taxes and other taxes and duties levied in connection with the issuance of the Securities.

     7.3 Entire Agreement. The Transaction Documents, together with the Exhibits and Schedules thereto, contain the entire understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to such matters, which the parties acknowledge have been merged into such documents, exhibits and schedules. At or after the Closing, and without further consideration, the Company will execute and deliver to the Purchasers such further documents as may be reasonably requested in order to give practical effect to the intention of the parties under the Transaction Documents. Notwithstanding anything to the contrary herein, Securities may be assigned to any Person in connection with a bona fide margin account or other loan or financing arrangement secured by such Company Securities.

     7.4 Notices. Any and all notices or other communications or deliveries required or permitted to be provided hereunder shall be in writing and shall be deemed given and effective on the earliest of (a) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (b) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (c) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or (d) upon actual receipt by the party to whom such notice is required to be given. The addresses and facsimile numbers for such notices and communications are those set forth on the signature pages hereof, or such other address or facsimile number as may be designated in writing hereafter, in the same manner, by any such Person.

     7.5 Amendments; Waivers. No provision of this Agreement may be waived or amended except in a written instrument signed, in the case of an amendment, by the Company and each of the Purchasers or, in the case of a waiver, by the party against whom enforcement of any such waiver is sought. No waiver of any default with respect to any provision, condition or requirement of this Agreement shall be deemed to be a continuing waiver in the future or a waiver of any subsequent default or a waiver of any other provision, condition or requirement hereof, nor shall any delay or omission of either party to exercise any right hereunder in any manner impair the exercise of any such right. Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of Purchasers under Article VI and that does not directly or indirectly affect the rights of other Purchasers may be given by Purchasers holding at least a majority of the Registrable Securities to which such waiver or consent relates.

     7.6 Construction. The headings herein are for convenience only, do not constitute a part of this Agreement and shall not be deemed to limit or affect any of the provisions hereof. The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

     7.7 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties and their successors and permitted assigns. Any Purchaser may assign its rights under this Agreement to any Person to whom such Purchaser assigns or transfers any Securities, provided such transferee agrees in writing to be bound, with respect to the transferred Securities, by the provisions hereof that apply to the "Purchasers" including all representations of the Purchasers in section 3.2 hereof. Notwithstanding anything to the contrary herein, Securities may be assigned to any Person in connection with a bona fide margin account or other loan or financing arrangement secured by such Securities.

     7.8 No Third-Party Beneficiaries. This Agreement is intended for the benefit of the parties hereto and their respective successors and permitted assigns and is not for the benefit of, nor may any provision hereof be enforced by, any other Person, except that each Related Person is an intended third party beneficiary of Section 4.8 and each Indemnified Party is an intended third party beneficiary of Section 6.4 and (in each case) may enforce the provisions of such Sections directly against the parties with obligations thereunder.

     7.9 Governing Law; Venue; Waiver Of Jury Trial. All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by and construed and enforced in accordance with the laws of the state of ARIZONA. The Company AND PURCHASERS Hereby Waive All Rights To A Trial By Jury.

     7.10 Survival. The representations, warranties, agreements and covenants contained herein shall survive the Closing and the delivery and/or exercise of the Securities, as applicable.

     7.11 Execution. This Agreement may be executed in two or more counterparts, all of which when taken together shall be considered one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party, it being understood that both parties need not sign the same counterpart. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid and binding obligation of the party executing (or on whose behalf such signature is executed) with the same force and effect as if such facsimile signature page were an original thereof.

     7.12 Severability. If any provision of this Agreement is held to be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Agreement shall not in any way be affected or impaired thereby and the parties will attempt to agree upon a valid and enforceable provision that is a reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Agreement.

     7.13 Rescission and Withdrawal Right. Notwithstanding anything to the contrary contained in (and without limiting any similar provisions of) the Transaction Documents, whenever any Purchaser exercises a right, election, demand or option under a Transaction Document and the Company does not timely perform its related obligations within the periods therein provided, then such Purchaser may rescind or withdraw, in its sole discretion from time to time upon written notice to the Company, any relevant notice, demand or election in whole or in part without prejudice to its future actions and rights.

     7.14 Replacement of Securities. If any certificate or instrument evidencing any Securities is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation thereof, or in lieu of and substitution therefor, a new certificate or instrument, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. The applicants for a new certificate or instrument under such circumstances shall also pay any reasonable third-party costs associated with the issuance of such replacement Securities.

     7.15 Remedies. In addition to being entitled to exercise all rights provided herein or granted by law, including recovery of damages, each of the Purchasers and the Company will be entitled to specific performance under the Transaction Documents. The parties agree that monetary damages may not be adequate compensation for any loss incurred by reason of any breach of obligations described in the foregoing sentence and hereby agrees to waive in any action for specific performance of any such obligation the defense that a remedy at law would be adequate.

     7.16 Payment Set Aside. To the extent that the Company makes a payment or payments to any Purchaser hereunder or pursuant to the Warrants or any Purchaser enforces or exercises its rights hereunder or thereunder, and such payment or payments or the proceeds of such enforcement or exercise or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside, recovered from, disgorged by or are required to be refunded, repaid or otherwise restored to the Company by a trustee, receiver or any other Person under any law (including, without limitation, any bankruptcy law, state or federal law, common law or equitable cause of action), then to the extent of any such restoration the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

     7.17 Adjustments in Share Numbers and Prices. In the event of any stock split, subdivision, dividend or distribution payable in shares of Common Stock (or other securities or rights convertible into, or entitling the holder thereof to receive directly or indirectly shares of Common Stock), combination or other similar recapitalization or event occurring after the date hereof, each reference in any Transaction Document to a number of shares or a price per share shall be amended to appropriately account for such event.

     7.18 Independent Nature of Purchasers' Obligations and Rights. The obligations of each Purchaser under any Transaction Document are several and not joint with the obligations of any other Purchaser, and no Purchaser shall be responsible in any way for the performance of the obligations of any other Purchaser under any Transaction Document. The decision of each Purchaser to purchase Shares pursuant to this Agreement has been made by such Purchaser independently of any other Purchaser and independently of any information, materials, statements or opinions as to the business, affairs, operations, assets, properties, liabilities, results of operations, condition (financial or otherwise) or prospects of the Company or of the Subsidiary which may have been made or given by any other Purchaser or by any agent or employee of any other Purchaser, and no Purchaser or any of its agents or employees shall have any liability to any other Purchaser (or any other Person) relating to or arising from any such information, materials, statements or opinions. Nothing contained herein or in any Transaction Document, and no action taken by any Purchaser pursuant thereto, shall be deemed to constitute the Purchasers as a partnership, an association, a joint venture or any other kind of entity, or create a presumption that the Purchasers are in any way acting in concert or as a group with respect to such obligations or the transactions contemplated by the Transaction Document. Each Purchaser acknowledges that no other Purchaser has acted as agent for such Purchaser in connection with making its investment hereunder and that no other Purchaser will be acting as agent of such Purchaser in connection with monitoring its investment hereunder. Each Purchaser shall be entitled to independently protect and enforce its rights, including without limitation the rights arising out of this Agreement or out of the other Transaction Documents, and it shall not be necessary for any other Purchaser to be joined as an additional party in any proceeding for such purpose.

                           [Signature pages to follow]

         IN WITNESS WHEREOF, the parties hereto have caused this Securities Purchase Agreement to be duly executed by their respective authorized signatories as of the date first indicated above.



                                    ALANCO TECHNOLOGIES, INC.



                                    By:     __________________________
                                    Name:   Robert R. Kauffman
                                    Title:  Chief Executive Officer

                                    Address for Notice:

                                    15575 North 83rd Way, Suite 3
                                    Scottsdale, AZ 85260
                                    Facsimile No.:  (480) 607-1515
                                    Telephone No.: (480) 607-1010
                                    Attn:  Chief Financial Officer

                                    With a copy to:
                                    Steven P. Oman, Rsq.
                                    10446 N. 74th Street, Suite 130
                                    Scottsdale, AZ 85258
                                    Facsimile No.: (480) 348-1471
                                    Telephone No.: (480) 348-1470



                                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
                                      SIGNATURE PAGES FOR PURCHASERS FOLLOW]

                                    VERTICAL VENTURES, LLC



                                    By:     __________________________
                                    Name:   Joshua Silverman
                                    Title:  Partner

                                    Number of Units: 770,000

                                    Underlying Shares subject to
                                         Warrants: 385,000

                                    Address for Notice:

                                    Vertical Ventures, LLC
                                    641 Lexington Ave, 26th Floor
                                    New York, NY  10022
                                    Facsimile No.:  (212) 207-3452
                                    Telephone No.: (212) 974-3070
                                    Attn: Joshua Silverman

         With a copy to:   Proskauer Rose LLP
                                  1585 Broadway
                                    New York, New York 10036-8299
                                    Facsimile No.:  (212) 969-2900
                                    Telephone No.:  (212) 969-3000
                                    Attn:  Adam J. Kansler, Esq.

                                    CLEVELAND OVERSEAS LTD.



                                    By:     ____________________________
                                      Name:
                                     Title:

                                    Number of Units: 255,642

                                    Underlying Shares subject to
                                         Warrants:     127,821

                                    Address for Notice:

                                    St. Makusgasse 19 P.O. Box 932, 9490 Vaduz,
                                    Liechenstein Facsimile No.: +423 238 7777
                                    Telephone No.: +423 238 7778 Attn: Ewald
                                    Vogt



                                    [                                      ]

                                    OMICRON MASTER TRUST



                                    By:     __________________________
                                      Name:
                                     Title:

                                    Number of Units: 512,820

                                    Underlying Shares subject to
                                         Warrants:     256,410

                                    Address for Notice:

                                    Omicron Master Trust
                                    810 Seventh Avenue
                                    39th Fl.
                                    New York, NY  10019

                                    Facsimile No.:  212-803-5264
                                    Telephone No.:  212-805-1261
                                    Attn:  Brian Daly

Exhibits:

A        Form of Warrant
B        Opinion of Company Counsel
C        Plan of Distribution
D        Transfer Agent Instructions

                                                                       EXHIBIT A

NEITHER THESE SECURITIES NOR THE SECURITIES FOR WHICH THESE SECURITIES ARE EXERCISABLE HAVE BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE IN RELIANCE UPON AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS. NOTWITHSTANDING THE FOREGOING, THESE SECURITIES AND THE SECURITIES ISSUABLE UPON EXERCISE OF THESE SECURITIES MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN SECURED BY SUCH SECURITIES.



                            ALANCO TECHNOLOGIES, INC.

                                     WARRANT

Warrant No. __                                        Dated:  November __, 2003

         Alanco Technologies, Inc., a Arizona corporation (the "Company"), hereby certifies that, for value received, __________________ or its registered assigns (the "Holder"), is entitled to purchase from the Company up to a total of ____________ shares of Class A common stock (the "Common Stock"), of the Company (each such share, an "Warrant Share" and all such shares, the "Warrant Shares") at an exercise price equal to $0.75 per share (as adjusted from time to time as provided in Section 9, the "Exercise Price"), at any time and from time to time from and after the date hereof and through and including the 120th calendar day following the Effective Date, but not including the Effective Date (the "Expiration Date"), and subject to the following terms and conditions. This Warrant (this "Warrant") is one of a series of similar Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Purchasers identified therein (the "Purchase Agreement"). All such Warrants are referred to herein, collectively, as the "Warrants."

     ARTICLE VIII Definitions. In addition to the terms defined elsewhere in this Warrant, capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Purchase Agreement.

     ARTICLE IX Registration of Warrant. The Company shall register this Warrant, upon records to be maintained by the Company for that purpose (the "Warrant Register"), in the name of the record Holder hereof from time to time. The Company may deem and treat the registered Holder of this Warrant as the absolute owner hereof for the purpose of any exercise hereof or any distribution to the Holder, and for all other purposes, absent actual notice to the contrary.

     ARTICLE X Registration of Transfers. The Company shall register the assignment and transfer of any portion of this Warrant in the Warrant Register, upon surrender of this Warrant, with the Form of Assignment attached hereto duly completed and signed, to the Transfer Agent or to the Company at its address specified herein. Upon any such registration or transfer, a new Warrant to purchase Common Stock, in substantially the form of this Warrant (any such new Warrant, a "New Warrant"), evidencing the portion of this Warrant so transferred shall be issued to the transferee and a New Warrant evidencing the remaining portion of this Warrant not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Warrant by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of an Warrant. Notwithstanding anything herein to the contrary, a New Warrant may only be issued to an "accredited investor" as defined in Rule 501(a) under the Securities Act.

     ARTICLE XI Exercise and Duration of Warrant.

     11.1 This Warrant shall be exercisable by the registered Holder at any time and from time to time on or after the date hereof to and including the Expiration Date. At 6:30 P.M., New York City time on the Expiration Date, the portion of this Warrant not exercised prior thereto shall be and become void and of no value.

     11.2 The Holder may exercise this Warrant by delivering to the Company (i) the original Warrant and an exercise notice, in the form attached hereto (the "Exercise Notice"), appropriately completed and duly signed, and (ii) payment of the Exercise Price for the number of Warrant Shares as to which this Warrant is being exercised, and the date such items are delivered to the Company (as determined in accordance with the notice provisions hereof) is an "Exercise Date." Execution and delivery of the original Warrant and Exercise Notice shall have the same effect as cancellation of the original Warrant and issuance of a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

     ARTICLE XII Delivery of Warrant Shares.

     12.1 Upon exercise of this Warrant, the Company shall promptly issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate for the Warrant Shares issuable upon such exercise, free of restrictive legends unless a registration statement covering the resale of the Warrant Shares and naming the Holder as a selling stockholder thereunder is not then effective and the Warrant Shares are not freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act. The Company shall forward the appropriate request to its transfer agent for issuance of the Shares within three Trading Days after the Company receives the Exercise Notice. The Holder, or any Person so designated by the Holder to receive Warrant Shares, shall be deemed to have become holder of record of such Warrant Shares as of the Exercise Date. The Company shall, upon request of the Holder, use its best efforts to deliver Warrant Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

     12.2 This Warrant is exercisable, either in its entirety or, from time to time, for a portion of the number of Warrant Shares. Upon surrender of this Warrant following one or more partial exercises, the Company shall issue or cause to be issued, at its expense, a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

     12.3 The Company's obligations to issue and deliver Warrant Shares in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of Warrant Shares. Nothing herein shall limit a Holder's right to pursue any other remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Company's failure to timely deliver certificates representing shares of Common Stock upon exercise of the Warrant as required pursuant to the terms hereof.

     ARTICLE XIII Charges, Taxes and Expenses. Issuance and delivery of certificates for shares of Common Stock upon exercise of this Warrant shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Warrant Shares or Warrants in a name other than that of the Holder or an Affiliate thereof. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Warrant or receiving Warrant Shares upon exercise hereof.

     ARTICLE XIV Replacement of Warrant. If this Warrant is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for this Warrant, a New Warrant, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a New Warrant under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

     ARTICLE XV Reservation of Warrant Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Warrant Shares upon exercise of this Warrant as herein provided, the number of Warrant Shares which are then issuable and deliverable upon the exercise of this entire Warrant, free from preemptive rights or any other contingent purchase rights of persons other than the Holder (taking into account the adjustments and restrictions of Section 9). The Company covenants that all Warrant Shares so issuable and deliverable shall, upon issuance and the payment of the applicable Exercise Price in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any securities exchange or automated quotation system upon which the Common Stock may be listed.

     ARTICLE XVI Certain Adjustments. The Exercise Price and number of Warrant Shares issuable upon exercise of this Warrant are subject to adjustment from time to time as set forth in this Section 9. 16.1 Stock Dividends and Splits. If the Company, at any time while this Warrant is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Exercise Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clauses
(ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination.

     16.2 Fundamental Transactions. If, at any time while this Warrant is outstanding, (i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions,
(iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock covered by Section 9(a) above) (in any such case, a "Fundamental Transaction"), then the Holder shall have the right thereafter to receive, upon exercise of this Warrant, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of Warrant Shares then issuable upon exercise in full of this Warrant (the "Alternate Consideration"). The aggregate Exercise Price for this Warrant will not be affected by any such Fundamental Transaction, but the Company shall apportion such aggregate Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of this Warrant following such Fundamental Transaction. At the Holder's request, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new Warrant consistent with the foregoing provisions and evidencing the Holder's right to purchase the Alternate Consideration for the aggregate Exercise Price upon exercise thereof. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Warrant (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction. If the Company completes a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act or other analogous "going private" transaction, the Company (or any such successor or surviving entity) will purchase this Warrant from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of such Rule 13e-3 transaction), equal to the Black-Scholes value of the remaining unexercised portion of this Warrant on the date of such request.

     16.3 Number of Warrant Shares. Simultaneously with any adjustment to the Exercise Price pursuant to paragraphs (a) or (b) of this Section, the number of Warrant Shares that may be purchased upon exercise of this Warrant shall be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable hereunder for the increased or decreased number of Warrant Shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment.

     16.4 Calculations. All calculations under this Section 9 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

     16.5 Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 9, the Company at its expense will promptly compute such adjustment in accordance with the terms of this Warrant and prepare a certificate setting forth such adjustment, including a statement of the adjusted Exercise Price and adjusted number or type of Warrant Shares or other securities issuable upon exercise of this Warrant (as applicable), describing the transactions giving rise to such adjustments and showing in detail the facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder and to the Company's Transfer Agent.

     16.6 Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including, without limitation, any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary,
(ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to exercise this Warrant prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

     ARTICLE XVII Payment of Exercise Price. The Holder shall pay the Exercise Price in immediately available funds.

     ARTICLE XVIII Limitation on Exercise. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any exercise of this Warrant (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of an Exercise Notice hereunder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Warrant Shares requested in such Exercise Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Warrants.

     ARTICLE XIX Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Warrant Shares on the exercise of this Warrant. If any fraction of a Warrant Share would, except for the provisions of this Section, be issuable upon exercise of this Warrant, the number of Warrant Shares to be issued will be rounded down to the nearest whole share. ARTICLE XX Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Exercise Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or
(iv) upon actual receipt by the party to whom such notice is required to be given. The address and facsimile numbers for such notices or communications shall be as set forth in the Purchase Agreement.

     ARTICLE XXI Warrant Agent. The Company shall serve as Warrant agent under this Warrant. Upon 30 days' notice to the Holder, the Company may appoint a new Warrant agent. Any corporation into which the Company or any new Warrant agent may be merged or any corporation resulting from any consolidation to which the Company or any new Warrant agent shall be a party or any corporation to which the Company or any new Warrant agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Warrant agent under this Warrant without any further act. Any such successor Warrant agent shall promptly cause notice of its succession as Warrant agent to be mailed (by first class mail, postage prepaid) to the Holder at the Holder's last address as shown on the Warrant Register.

     ARTICLE XXII Miscellaneous. 22.1 Subject to the restrictions on transfer set forth on the first page hereof, this Warrant may be assigned by the Holder. This Warrant may not be assigned by the Company except to a successor in the event of a Fundamental Transaction. This Warrant shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. Subject to the preceding sentence, nothing in this Warrant shall be construed to give to any Person other than the Company and the Holder any legal or equitable right, remedy or cause of action under this Warrant. This Warrant may be amended only in writing signed by the Company and the Holder and their successors and assigns.

     22.2 The Company will not, by amendment of its governing documents or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any Warrant Shares above the amount payable therefor on such exercise, (ii) will take all such action as may be reasonably necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Warrant Shares on the exercise of this Warrant, and (iii) will not close its shareholder books or records in any manner which interferes with the timely exercise of this Warrant.

     22.3 GOVERNING LAW; VENUE; WAIVER OF JURY TRIAL. ALL QUESTIONS CONCERNING THE CONSTRUCTION, VALIDITY, ENFORCEMENT AND INTERPRETATION OF THIS WARRANT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ARIZONA THE COMPANY AND HOLDER HEREBY WAIVES ALL RIGHTS TO A TRIAL BY JURY.

     22.4 The headings herein are for convenience only, do not constitute a part of this Warrant and shall not be deemed to limit or affect any of the provisions hereof.

     22.5 In case any one or more of the provisions of this Warrant shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Warrant shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Warrant.

                         [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK,
                                 SIGNATURE PAGE FOLLOWS]

         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its authorized officer as of the date first indicated above.


                                            ALANCO TECHNOLOGIES, INC.


                                            By:
                                            Name:
                                            Title:

                             FORM OF EXERCISE NOTICE

(To be executed by the Holder to exercise the right to purchase shares of Class A Common Stock under the foregoing Warrant)

To:  Alanco Technologies, Inc.

The undersigned is the Holder of Warrant No. _______ (the "Warrant") issued by Alanco Technologies, Inc., an Arizona corporation (the "Company"). Capitalized terms used herein and not otherwise defined have the respective meanings set forth in the Warrant.

XXII.5.a.i.1 The Warrant is currently exercisable to purchase a total of -------------- Warrant Shares.

XXII.5.a.i.2 The undersigned Holder hereby exercises its right to purchase
    --------------Warrant Shares pursuant to the Warrant.

XXII.5.a.i.3 The Holder intends that payment of the Exercise Price shall be made in immediately available funds, and shall pay the sum of $----------- to the Company in accordance with the terms of the Warrant.

XXII.5.a.i.4 Pursuant to this exercise, the Company shall deliver to the holder
     -------------- Warrant Shares in accordance with the terms of the Warrant.

XXII.5.a.i.5 Following this exercise, the Warrant shall be exercisable to purchase a total of ---------------- Warrant Shares.

Dated:                      ,           Name of Holder:
       ---------------------  -------

                                        (Print)

                                        By:
                                        Name:
                                        Title:

                                       (Signature  must  conform  in all
                                        respects  to  name of holder as
                                        specified on the face of the Warrant)

                               FORM OF ASSIGNMENT

         [To be completed and signed only upon transfer of Warrant]

         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto ------------------------------------ the right represented by the within
Warrant to purchase --------------- shares of Class A Common Stock of Alanco Technologies, Inc. to which the within Warrant relates and appoints ----------------- attorney to transfer said right on the books of Alanco Technologies, Inc. with full power of substitution in the premises.



Dated:                      ,
       ---------------------


                                       (Signature  must  conform  in all
                                        respects  to  name of  holder  as
                                        specified on the face of the Warrant)


                                        Address of Transferee






In the presence of:

                                    EXHIBIT B



                              FORM OF LEGAL OPINION



















[List of Purchasers]







Ladies and Gentlemen:



                  We have acted as counsel to Alanco Technologies, Inc., an Arizona corporation (the "Company"), in connection with the execution and delivery by the Company of the Securities Purchase Agreement dated as of November __, 2003 (the "Agreement"), by and among the Company and the purchasers identified on the signature pages thereto (the "Purchasers"). This opinion is given to you pursuant to [Section 2.2(a)(iii] of the Agreement. (Capitalized terms not otherwise defined herein are defined as set forth in the Agreement.)

                  We have participated in the preparation and negotiation of the Agreement and the Exhibits and Schedules thereto, and the other documents referred to therein. We also have examined such certificates of public officials, corporate documents and records and other certificates, opinions, agreements and instruments and have made such other investigations as we have deemed necessary in connection with the opinions hereinafter set forth.



                  Based on the foregoing and upon such investigation as we have deemed necessary, we give you our opinion as follows:



                  The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Arizona. The Company has all requisite power and authority, and all material governmental licenses, authorizations, consents and approvals, required to own and operate its properties and assets and to carry on its business as now conducted and as proposed to be conducted (all as described in the Company's Annual Report on Form 10-K for its fiscal ended June 30, 2003).

                  The Company has all requisite power and authority to execute, deliver and perform the Agreement and each other document or instrument executed by it, or any of its officers, in connection herewith or therewith or pursuant hereto or thereto (collectively, the "Transaction Documents"), to issue, sell and deliver the Shares pursuant to the Transaction Documents, and to carry out and perform its obligations under, and to consummate the transactions contemplated by, the Transaction Documents.

                  All corporate action on the part of the Company, its directors and its stockholders necessary for the authorization, execution and delivery by the Company of the Transaction Documents, the authorization, issuance, sale and delivery of the Shares pursuant to the Agreement, and the consummation by the Company of the transactions contemplated by the Transaction Documents has been duly taken. The Transaction Documents have been duly and validly executed and delivered by the Company and constitute the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with their terms, except (a) that such enforceability may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors' rights in general and (b) that the remedies of specific performance and injunctive and other forms of injunctive relief may be subject to equitable defenses.

                  The Company meets the eligibility requirements for the use of Form S-3 for the registration of the Shares.

                  To our knowledge, the Company has filed all reports (the "SEC Documents") required to be filed by it under Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended (the "Exchange Act"). .

                  Based in part upon the representations of the Purchasers contained in the Securities Purchase Agreement, the Shares may be issued to the Purchasers without registration under the Securities Act of 1933, as amended.

                  The execution, delivery and performance by the Company of, and the compliance by the Company with the terms of, the Transaction Documents, the issuance, sale and delivery of the Shares pursuant to the Agreement, and the issuance and delivery of Conversion Stock do not
         (a) conflict with or result in a violation of any provision of law, rule or regulation having applicability to the Company or its Subsidiaries or of the certificate of incorporation or by-laws or other similar organizational documents of the Company or its Subsidiaries,
         (b) to our knowledge, conflict with, result in a breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or result in or permit the termination or modification of, any agreement, instrument, order, writ, judgment or decree known to us to which the Company of its Subsidiaries is a party or is subject or (c) result in the creation or imposition of any lien, claim or encumbrance on any of the Company's or its Subsidiaries' assets or properties.

                  To our knowledge, there is no material claim, action, suit, proceeding, arbitration, investigation or inquiry, pending or threatened, before any court or governmental or administrative body or agency, or any private arbitration tribunal, against the Company or its Subsidiaries, or any of its officers, directors or employees (in connection with the discharge of their duties as officers, directors and employees), or affecting any of its properties or assets except as listed in the publicly filed reports of the Company.

                  No consent, license, permit, waiver, approval or authorization of, or designation, declaration, registration or filing with, any court, governmental or regulatory authority, or self-regulatory organization, is required in connection with the valid execution, delivery and performance by the Company of the Documents, or the offer, sale, issuance or delivery of the Shares or the consummation of the transactions contemplated thereby.

                  The Company is not an Investment Company within the meaning of the Investment Company Act of 1940, as amended.

         We express no opinion as to any matters governed by any laws other than the law of the State of Arizona and the Federal laws of the United States of America.

                                                               Very truly yours,

                                    Exhibit C

                              Plan of Distribution

         The selling stockholders may, from time to time, sell any or all of their shares of common stock on any stock exchange, market or trading facility on which the shares are traded or in private transactions. These sales may be at fixed or negotiated prices. The selling stockholders may use any one or more of the following methods when selling shares:

o ordinary brokerage transactions and transactions in which the broker-dealer solicits purchasers;
o block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction;
o purchases by a broker-dealer as principal and resale by the broker-dealer for its account;
o an exchange distribution in accordance with the rules of the applicable exchange;
o    privately negotiated transactions;
o    short sales;
o broker-dealers may agree with the selling stockholders to sell a specified number of such shares at a stipulated price per share;
o a combination of any such methods of sale; and o any other method permitted pursuant to applicable law.
         The selling stockholders may also sell shares under Rule 144 under the Securities Act, if available, rather than under this prospectus.

         The selling stockholders may also engage in short sales against the box, puts and calls and other transactions in our securities or derivatives of our securities and may sell or deliver shares in connection with these trades.

         Broker-dealers engaged by the selling stockholders may arrange for other brokers-dealers to participate in sales. Broker-dealers may receive commissions or discounts from the selling stockholders (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The selling stockholders do not expect these commissions and discounts to exceed what is customary in the types of transactions involved. Any profits on the resale of shares of common stock by a broker-dealer acting as principal might be deemed to be underwriting discounts or commissions under the Securities Act. Discounts, concessions, commissions and similar selling expenses, if any, attributable to the sale of shares will be borne by a selling stockholder. The selling stockholders may agree to indemnify any agent, dealer or broker-dealer that participates in transactions involving sales of the shares if liabilities are imposed on that person under the Securities Act.

         The selling stockholders may from time to time pledge or grant a security interest in some or all of the shares of common stock owned by them and, if they default in the performance of their secured obligations, the pledgees or secured parties may offer and sell the shares of common stock from time to time under this prospectus after we have filed an amendment to this prospectus under Rule 424(b)(3) or other applicable provision of the Securities Act of 1933 amending the list of selling stockholders to include the pledgee, transferee or other successors in interest as selling stockholders under this prospectus.

         The selling stockholders also may transfer the shares of common stock in other circumstances, in which case the transferees, pledgees or other successors in interest will be the selling beneficial owners for purposes of this prospectus and may sell the shares of common stock from time to time under this prospectus after we have filed an amendment to this prospectus under Rule 424(b)(3) or other applicable provision of the Securities Act of 1933 amending the list of selling stockholders to include the pledgee, transferee or other successors in interest as selling stockholders under this prospectus.

         The selling stockholders and any broker-dealers or agents that are involved in selling the shares of common stock may be deemed to be "underwriters" within the meaning of the Securities Act in connection with such sales. In such event, any commissions received by such broker-dealers or agents and any profit on the resale of the shares of common stock purchased by them may be deemed to be underwriting commissions or discounts under the Securities Act.

         We are required to pay all fees and expenses incident to the registration of the shares of common stock. We have agreed to indemnify the selling stockholders against certain losses, claims, damages and liabilities, including liabilities under the Securities Act.

         The selling stockholders have advised us that they have not entered into any agreements, understandings or arrangements with any underwriters or broker-dealers regarding the sale of their shares of common stock, nor is there an underwriter or coordinating broker acting in connection with a proposed sale of shares of common stock by any selling stockholder. If we are notified by any selling stockholder that any material arrangement has been entered into with a broker-dealer for the sale of shares of common stock, if required, we will file a supplement to this prospectus. If the selling stockholders use this prospectus for any sale of the shares of common stock, they will be subject to the prospectus delivery requirements of the Securities Act.

         The anti-manipulation rules of Regulation M under the Securities Exchange Act of 1934 may apply to sales of our common stock and activities of the selling stockholders.

Ladies and Gentlemen:

Reference is made to the Securities Purchase Agreements (the "Purchase Agreement"), dated as of November7, 2003, among Alanco Technologies, Inc., an Arizona (the "Company") and the purchasers named therein (the "Holders") pursuant to which the Company is issuing the Company's Class A common stock (the "Common Stock").

The Company has agreed with the Holders that it will instruct you to: (A) issue the Common Stock free of all restrictive and other legends if, at the time of such issue, (i) a registration statement covering the resale of such Common Stock has been declared and is effective by the Commission under the Securities Act, (ii) such Common Stock are eligible for sale under Rule 144(k) or (iii) such legend is not required under applicable requirements of the Securities Act (including judicial interpretations and pronouncements issued by the Staff of the Commission); or (B) reissue the Common Stock (if such shares were originally issued with a restrictive legend) free of all restrictive and other legends (i) upon the effectiveness of a registration statement covering the resale of the Common Stock or (ii) following any sale of such Common Stock pursuant to Rule 144 or (iii) such Common Stock are eligible for sale under Rule 144(k) or (iv) if such legend is not required under applicable requirements of the Securities Act (including judicial interpretations and pronouncements issued by the Staff of the Commission).

In furtherance of this instruction, upon the effectiveness of the Registration Statement (as defined in the Purchase Agreement) we have instructed our counsel to deliver to you their opinion letter in the form attached hereto as Exhibit I to the effect that the Registration Statement has been declared effective by the Commission and that Common Stock are freely transferable by the Holders and accordingly may be issued (or reissued, as applicable) and delivered to the Holders free of all restrictive and other legends.

You need not require further letters from us or our counsel to effect any future issuance or reissuance of shares of Common Stock to the Holders as contemplated by the Purchase Agreement and this letter. This letter shall serve as our standing irrevocable instructions with regard to this matter

Please be advised that the Holders have relied upon this instruction letter as an inducement to enter into the Purchase Agreement. Please execute this letter in the space indicated to acknowledge your agreement to act in accordance with these instructions.

                                                     Very truly yours,


                                                     [                   ]

                                        By:
                                             ----------------------------------
                                        Name:
                                             ----------------------------------
                                        Title:
                                             ----------------------------------
ACKNOWLEDGED AND AGREED:


[Transfer Agent]



By:
      ---------------------------------
Name:
      ---------------------------------
Title:
      ---------------------------------

Exhibit I


                             [Counsel's Letterhead]




[Transfer Agent]



                  Re:      [                 ]
                           -------------------

To Whom It May Concern:

     We are writing on behalf of our client, Alanco Technologies, Inc., an Arizona corporation (the "Company"), in connection with the Company's recent filing of a Registration Statement on Form S-3 (File No. ______) (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") relating to ____ shares of the Company's Class A common stock (the "Registrable Securities"), issued or to be issued to the selling stockholders (the "Selling Stockholders") listed in the selling stockholders table at pages __ of the final prospectus, a copy of which is attached hereto as Exhibit A.

     In connection with the foregoing, we advise you that the SEC has entered an order declaring the Registration Statement effective under the Securities Act of 1933, as amended (the "1933 Act"), on ___ __, 2003. We have no knowledge that any stop order suspending its effectiveness has been issued or that any proceedings for that purpose are pending before, or threatened by, the SEC.

     This letter shall serve as our standing opinion to you that the Common Stock are freely transferable by the Holders pursuant to the Registration Statement. You need not require further letters from us to effect any future legend-free issuance or reissuance of shares of Common Stock to the Holders as contemplated by the Company's Irrevocable Transfer Agent Instructions dated November __, 2003. This letter shall serve as our standing opinion with regard to this matter.

     If you have any questions relating to the foregoing, please feel free to call me at
          -------------------.


                                Very truly yours,