Form 10QSB/A
period 2003-09-30
ALANCO TECHNOLOGIES INC
filed 2003-11-18
CIK 98618

ALANCO TECHNOLOGIES, INC

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A


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

                                 EXPLANATORY NOTE

This Amendment No.1 to Form 10-QSB for the period ended September 30, 2003 is being made to revise Item 4 of Part 1, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1) to incorporate those amendments set forth in the Securities and Exchange Commission's Release No. 33-8283 which were inadvertently omitted from our original filing on November 14, 2003. In addition, the applicable Warrant has been attached to Exhibit A, "Second Amendment to Loan and Security Agreement".

Except for the items described above, none of the information contained in our original filing on Form 10-QSB has been updated, modified or revised. The remainder of our original report on Form 10-QSB is included herein for the convenience of the reader.

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

                                                   ALANCO TECHNOLOGIES, INC.
                                                        (Registrant)
                                                    /s/ John A. Carlson
                                                    John A. Carlson
                                                    Executive Vice President and
                                                    Chief Financial Officer

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



EXHIBIT 31.1
                               Certification of
                        Chairman and Chief Executive Officer
                           of Alanco Technologies, Inc.

I, Robert R. Kauffman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alanco Technologies, Inc.;

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

Date:    November 18, 2003

/s/ Robert R. Kauffman
---------------------
Robert R. Kauffman
Chairman and Chief Executive Officer

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT 31.2

                              Certification of
                    Vice President and Chief Financial Officer
                          of Alanco Technologies, Inc.

I, John A. Carlson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Alanco Technologies, Inc.;

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

Date:    November 18, 2003

/s/ John A. Carlson
---------------------
John A. Carlson
Vice President and Chief Financial Officer

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT 32.1

Certification of
Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this Amendment No. 1 to the quarterly report of Form 10-QSB(the "Report") for the period ended September 30, 2003 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   November 18, 2003

                                              /s/ Robert R. Kauffman
                                              ----------------------
                                              Robert R. Kauffman
                                              Chief Executive Officer

                                              /s/ John A. Carlson
                                              ----------------------
                                              John A. Carlson
                                              Chief Financial Officer

                                   EXHIBIT A

                                SECOND AMENDMENT TO

                             LOAN AND SECURITY AGREEMENT



         THIS SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT ("First Amendment") is entered into this 31st day of October, 2003, between Donald E. Anderson and Rebecca E. Anderson, Trustees of the Anderson Family Trust, UTA dated December 20, 1993 ("Lender") as secured party, and Alanco Technologies, Inc. ("ATI"), an Arizona corporation ("Borrower 1"); Arraid, Inc. ("Al"), an Arizona corporation ("Borrower 2"); Excel/Meridian Data, Inc. ("EMD"), an Arizona corporation ("Borrower 3"); Sanone, Inc. ("SOI"), an Arizona Corporation ("Borrower 4"); NZ Liquidating, Inc. (formerly known as Netzerver, Inc.) ("NZ"), an Arizona corporation ("Borrower 5"); Technology Systems International, Inc. ("TSI"), an Arizona corporation (formerly, TSI Acquisition Corporation, ("Borrower 6"); and Fry Guy, Inc., a Nevada corporation ("Borrower 7"). Borrower 1, Borrower 2, Borrower 3, Borrower 4, Borrower 5, Borrower 6, and Borrower 7, jointly and severally, individually and collectively, the "Borrower".


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


Warrant to Purchase
50,000 shares

                        WARRANT TO PURCHASE COMMON STOCK
                                       OF
                            ALANCO TECHNOLOGIES, INC.

         THIS CERTIFIES that DONALD E. ANDERSON AND REBECCA E. ANDERSON, TRUSTEES OF THE ANDERSON FAMILY TRUST, UTA DATED DECEMBER 20, 1993 or any subsequent holder hereof in accordance with Section 9 ("Holder"), has the right to purchase from ALANCO TECHNOLOGIES, INC., an Arizona corporation (the "Company"), up to 50,000 fully paid and nonassessable shares of the Company's Class A common stock ("Common Stock"), subject to adjustment as provided herein, at a price equal to the Exercise Price as defined in Section 3 below, at any time beginning on the Date of Issuance (as defined below) and ending at 5:00 p.m., Phoenix, Arizona time, on October 31,2008 (the "Exercise Period").

         Holder agrees with the Company that this Warrant to Purchase Common Stock of Alanco Technologies, Inc. (this "Warrant") is issued and all rights hereunder shall be held subject to all of the conditions, limitations and provisions set forth herein.

         1. Date of Issuance.

                  This Warrant shall be deemed to be issued on October 31, 2003 ("Date of Issuance").

         2. Exercise.

                  (a) Manner of Exercise. During the Exercise Period, this Warrant may be exercised as to all or any lesser number of full shares of Common Stock covered hereby upon surrender of this Warrant, with the Exercise Form attached hereto as Exhibit A (the "Exercise Form") duly completed and executed, together with the full Exercise Price (as defined below) for each share of Common Stock as to which this Warrant is exercised, at the office of the Company or at such other office or agency as the Company may designate in writing, (such surrender and payment of the Exercise Price hereinafter called the "Exercise of this Warrant").

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

         3. Payment of Warrant Exercise Price.

                  The Exercise Price shall equal $0.60 per share of Common Stock ("Exercise Price"), subject to adjustment in accordance with Section 5 hereof. Payment of the Exercise Price shall be made by cash, cashiers check or wire transfer.

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

         IN WITNESS WHEREOF, the undersigned has executed this Warrant as of the 31st day of October 31, 2003.


                                         ALANCO TECHNOLOGIES, INC.


                                         By: /s/ Robert R. Kauffman
                                            -------------------------------
                                                 Robert R. Kauffman, CEO

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


Dated:_______________________                                 Signature

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