Form 10QSB
period 2003-12-31
ALANCO TECHNOLOGIES INC
filed 2004-02-17
CIK 98618

ALANCO TECHNOLOGIES, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      ----
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      ----
          For the transition period from             to
                                        ------------    --------------

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

        As of February 1, 2004 there were 18,329,300 shares, net of treasury
        -------------------------------------------------------------------
                     shares, of common stock outstanding.
                     ----------------------------------

  Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                                ----   ----
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

                                      INDEX


                                                                  Page Number

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets
                 December 31, 2003 (unaudited) and June 30, 2003............3

             Condensed Consolidated Statements of Operations (Unaudited)
                 For the three months ended December 31,
                     2003 and 2002......................................... 4

             Condensed Consolidated Statements of Operations (Unaudited)
                 For the six months ended December 31,
                     2003 and 2002..........................................5

             Changes in Certain Equity and Preferred Stock Accounts
                 (unaudited)
                 For the six months ended December 31,
                     2003 and 2002..........................................6

             Condensed Consolidated Statements of Cash Flows (Unaudited)
                     For the six months ended December 31,
                     2003 and 2002..........................................7

             Notes to Condensed Consolidated Financial
                     Statements (Unaudited)................................ 9
                     Note A - Basis of Presentation
                     Note B - Inventories
                     Note C - Contracts in Process
                     Note D - Deferred Revenue
                     Note E - Loss per Share
                     Note F - Sale of Common Shares
                     Note G - IndustrySegment Data
                     Note H - Related Party Transactions
                     Note I - Line of Credit
                     Note J - Litigation
                     Note K - Subsequent Event

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................13

PART II. OTHER INFORMATION

     Item 6. Exhibits .....................................................17

             Signature ....................................................16


                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2003 AND JUNE 30, 2003
ASSETS
                                                  Dec 31, 2003       June 30, 2003
                                                  ------------        ------------
CURRENT ASSETS                                      (unaudited)
   Cash                                           $     59,100        $     97,700
   Accounts receivable, net                            808,600             808,500
   Subscription receivable                                 --              899,200
   Inventories, net                                  1,645,400           1,278,700
   Prepaid expenses and other current assets           129,900              53,100
                                                  ------------        ------------
        Total current assets                         2,643,000           3,137,200
                                                  ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, NET                     290,800             343,800
                                                  ------------        ------------

OTHER ASSETS
   Goodwill, net                                     5,356,300           5,351,300
   Other intangible assets                             801,700             911,700
   Long-term notes receivable, net                     148,500             291,000
   Net assets held for sale                            187,900             223,200
   Other assets                                         55,100              61,200
                                                  ------------        ------------
        Total other assets                           6,549,500           6,838,400
                                                  ------------        ------------
TOTAL ASSETS                                      $  9,483,300        $ 10,319,400
                                                  ============        ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses          $  1,450,600        $  1,636,100
   Credit line                                          61,000             874,000
   Capital leases, current                              11,800              24,600
   Deferred revenue, current                            59,400              76,000
                                                  ------------        ------------
        Total Current Liabilities                    1,582,800           2,610,700

LONG TERM LIABILITIES
   Notes payable and capital leases, long term       1,170,100           1,170,100
   Deferred revenue, long term                          25,200              25,200
                                                  ------------        ------------

TOTAL LIABILITIES                                    2,778,100           3,806,000
                                                  ------------        ------------

   Preferred Stock - Series B, 500,000 shares
   authorized, 57,300 and 54,500 shares issued
   and outstanding, respectively                       572,900             545,900
                                                  ------------        ------------

SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible,
   5,000,000 shares authorized, 2,509,400
   and 2,248,400 shares issued and
   outstanding, respectively                         2,954,000           2,653,200

   Common Stock, 18,290,400 and 20,609,100
   shares issued and 17,790,400 and 15,612,200
   shares outstanding, respectively
                                                    64,665,300          65,014,000
   Treasury Stock, 500,000 and  4,996,900
   shares at cost
                                                      (375,200)         (2,084,000)
   Accumulated deficit                             (61,111,800)        (59,615,700)
                                                  ------------        ------------
       Total shareholders' equity                    6,132,300           5,967,500
                                                  ------------        ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $  9,483,300        $ 10,319,400
                                                  ============        ============

         See accompanying notes to the consolidated financial statements


          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                           2003                2002
                                                        ------------    ------------

NET REVENUES                                            $  1,234,100    $  2,915,600

   Cost of goods sold                                        755,900       1,889,800
                                                        ------------    ------------

ROSS PROFIT                                                  478,200       1,025,800

   Selling, general and administrative expense             1,144,700       1,377,600
                                                        ------------    ------------

LOFF FROM OPERATIONS                                        (666,500)       (351,800)

OTHER INCOME & EXPENSES
   Interest income (expense), net                            (32,000)        (26,700)
   Other income (expense), net                                37,100          (1,300)
                                                        ------------    ------------
                                                            (661,400)       (379,800)

   Preferred stock dividend                                  (14,500)        (12,000)
                                                        ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS           $    (675,900)   $   (391,800)
                                                       =============    =============

NET LOSS PER SHARE - BASIC AND DILUTED
   Net loss attributable to common shareholders        $       (0.04)   $      (0.02)
                                                       =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                16,402,100      17,605,500
                                                       =============    =============


             See accompanying notes to the consolidated financial statements


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                              2003          2002
                                                        ------------    ------------

NET REVENUES                                           $   2,271,500    $  5,307,200

   Cost of goods sold                                      1,400,600       3,387,300
                                                        ------------    ------------

GROSS PROFIT                                                 870,900       1,919,900

   Selling, general and administrative expense             2,264,500       2,711,300
                                                        ------------    ------------

LOSS FROM OPERATIONS                                      (1,393,600)       (791,400)

OTHER INCOME & EXPENSES
   Interest income (expense), net                           (114,700)        (53,700)
   Other income (expense)                                     39,200           6,000
                                                        ------------    ------------
                                                          (1,469,100)       (839,100)

   Preferred stock dividend                                  (27,000)        (24,600)
                                                        ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS           $  (1,496,100)   $   (863,700)
                                                       =============    =============

NET LOSS PER SHARE - BASIC AND DILUTED

   Net loss attributable to common shareholders        $       (0.09)   $      (0.05)
                                                       =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                15,789,200      17,319,200
                                                       =============    =============

        See accompanying notes to the consolidated financial statements


                               CONSOLIDATED STATEMENT OF CHANGES IN CERTAIN SHAREHOLDERS' EQUITY ACCOUNTS
                                             FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 (unaudited)

                                           Common Stock             Preferred Stock      Preferred Stock       Treasury Stock
                                                                       Series A            Series B
                                         Shares      Dollars      Shares       Dollars  Shares   Dollars     Shares     Dollars
-----------------------------------------------------------------------------------------------------------------------------------
Balance @ 6/30/03                       20,609,100 $65,014,000   2,248,400 $ 2,653,200  54,500  $545,900   4,996,900 $(2,084,000)

Ser. B Pfd dividends in kind, accrual                                                    2,800    27,000
Shares issued for services and
     cancellation of put option            171,700      60,200
Private Offerings                        2,438,500   1,465,000     261,000     300,800                       522,000    (198,400)
Options exercised                           90,000      33,300
Cancelled Treasury Stock                (5,018,900) (1,907,200)                                           (5,018,900)  1,907,200

                                        -------------------------------------------------------------------------------------------
Balances @ 12/31/03                     18,290,400 $64,665,400   2,509,400 $ 2,954,000  57,300  $572,900     500,000  $ (375,200)
                                        ===========================================================================================


                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                                   2003           2002
                                                               ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                                        $ (1,469,100)   $  (839,100)
   Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization                                 172,800        219,900
      Stock and warrants issued for services and
         cancellation of stock put options charged to
         interest expense                                            60,200         27,200
      Income from assets held for sale                               (8,600)        (7,500)
      Gain on disposal of asset                                      (1,000)          --
   Changes in:
      Accounts receivable, net                                         (100)       (42,200)
      Costs and estimated earnings in excess of billings
         on uncompleted contracts                                    --           (825,200)
      Inventories, net                                             (366,700)       (67,800)
      Prepaid expenses and other current assets                     (76,800)      (145,300)
      Accounts payable and accrued expenses                        (185,500)       883,000
      Deferred revenue                                              (16,600)          --
      Billings and estimated earnings in excess of costs
         on uncompleted contracts                                       --         (54,100)
      Other assets                                                    6,100           --
                                                               ------------    ------------
   Net cash provided by (used in) continuing operations          (1,885,300)      (851,100)
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash from assets held for sale                              43,900         26,200
     Collection of notes receivable                                 142,500          3,300
     Purchase of property, plant and equipment                      (14,000)       (41,100)
     Proceeds from the sale of property, plant and equipment          5,200           --
     Goodwill, acquisition                                           (5,000)       (30,700)
                                                               ------------    ------------
   Net cash used in investing  activities                           172,600        (42,300)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on borrowings                                       1,205,000      1,366,000
     Repayment on borrowings                                     (1,780,800)    (1,957,100)
     Subscriptions receivable                                       899,200           --
     Proceeds from sale of Preferred Stock                          102,400           --
     Proceeds from sale of Common Stock                           1,248,300      1,395,000
                                                               ------------    ------------
   Net cash provided by (used in) financing  activities           1,674,100        803,900
                                                               ------------    ------------

NET INCREASE (DECREASE) IN CASH                                     (38,600)       (89,500)

CASH AND CASH EQUIVALENTS, beginning of period                       97,700        328,400
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                       $     59,100    $   238,900
                                                               ============    ===========

              See accompanying notes to the consolidated financial statements


                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              FOR THE SIX MONTHS ENDED DECEMBER 31, (Continued)
                                                                   2003           2002
                                                               ------------     ----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Net cash paid during the period for interest                 $    114,700    $   53,700
                                                               ============     =========

  Non-Cash Activities:
      Value of stocks and warrants issued for services         $     60,200    $   27,200
                                                               ============     =========
      Preferred stock dividend, in kind                        $     27,000    $   24,600
                                                              =============    ===========
      Value of treasury stock redeemed in preferred stock
         and warrant issuance                                  $    198,400    $      --
                                                               ============     =========
      Value of treasury stock cancelled                        $  1,907,200    $      --
                                                               ============     =========
      Conversion of debt to equity                             $    250,000           --
                                                               ============     =========

             See accompanying notes to the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2003

Note A - Basis of Presentation

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business Segments: Computer Data Storage Segment and RFID Technology Segment.

         The unaudited condensed consolidated balance sheet as of December 31, 2003 and the related unaudited condensed consolidated statements of operations and cash flows for the six months ended December 31, 2003 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended June 30, 2003, expressed a concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company's financial statements for the three and six months ended December 31, 2003 and 2002. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts presented below:


                                                            6 months ended December 31, 3 months ended December 31,
                                                             2003           2002             2003           2002
                                                          -----------   -----------    -----------   -----------
Net loss, as reported                                    $(1,496,100)   $  (863,700)   $  (675,900)  $  (391,800)
Add: Stock-based Employee compensation expense
      included in reported income, net of related tax
      effects                                                   --             --              --            --

Deduct: Total stock-based Employee compensation
      expense determined under fair value based
      methods for all awards, net of related tax
      effects                                            $   (294,300)  $   (93,700)   $   (39,000)  $   (11,200)
                                                          -----------   -----------    -----------   -----------

Pro forma net loss                                       $ (1,790,400)  $  (957,400)   $  (714,900)  $  (403,000)
                                                         ============   ===========    ===========   ===========

Net loss per common share, basic and diluted
      As reported                                        $      (0.09)  $    (0.05)    $     (0.04)  $     (0.02)
                                                         ============   ===========    ===========   ===========
      Pro forma                                          $      (0.11)  $    (0.06)    $     (0.05)  $     (0.02)
                                                         ============   ===========    ===========   ===========

         During the quarter ended December 31, 2003, the Company granted employee stock options to purchase 150,000 shares of the Company's Class A Common Stock at an average purchase price of $0.58, granted. The fair value of option grants is estimated as of the date of grant,in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model, with the assumptions utilized in the year end financial statements.

                        Recent Accounting Pronouncements

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

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31, 2003, and June 30, 2003, are summarized as follows:

                                                 December 31,     June 30,
                                                     2003            2003
                                              -----------------------------
                                                (unaudited)
Raw materials and purchased parts             $   1,313,400   $   1,007,000
Work-in-progress                                    311,900         260,400
Finished goods                                      197,900         199,700
                                              -------------   -------------
                                                  1,823,200       1,467,100
Less reserves for obsolescence                     (177,800)       (188,400)
                                              -------------   -------------
                                              $   1,645,400   $   1,278,700
                                              =============   =============

Note C -Contracts In Process

         As of December 31, 2003 the Company has no fixed price contracts in progress that qualified for percentage-of-completion method of accounting.

Note D - Deferred Revenue

         Deferred Revenues at December 31, 2003 and June 30, 2003 consist of the following:

                                          December 31, 2003   June 30, 2003
                                          -----------------   -------------
                                                 (unaudited)
Extended warranty revenue                     $      84,600   $     101,200
Less - current portion                              (59,400)        (76,000)
                                              -------------   -------------
Deferred revenue - long term                  $      25,200   $      25,200
                                              =============   =============

Note E- Loss Per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares outstanding of common stock.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2003 there were 6,918,657 potentially dilutive securities outstanding.

Note F - Sale of Common Shares

         During the six months ended December 31, 2003, the Company raised a totalof $1.56 million from institutional and other accredited investors through the sale of Class A Common Shares. $250,000 of the amount was raised by the conversion of a portion of the Company's credit line into Class A Common Shares at $.50 per share, as provided in the line of credit agreement. $1 million was raised by the sale of units consisting of one share of Class A Common Stock and a warrant to purchase .5 shares at $.65 per unit. The warrants have a strike price of $.75 per share and expire 120 days after the appropriate S-3 registration statement, which the Company has agreed to file, is effective. The balance of the equity was raised from employees by exercising options under the Company's option plans and other accredited investors, with the accredited investors purchasing the Class A Common Shares at $.65 per share. Expense incurred during the six months that were associated with the sale of common shares amounted to approximately $61,000, resulting in net proceeds from the sale of Class A Common Shares of $1.5 million.

Note G -Segment Data

Information concerning operations by industry segment follows (unaudited):

                                       Six Months Ended 12/31       Three Months Ended 12/31

                                         2003          2002             2003         2002
                                     -----------   -----------      -----------  -----------
Revenue
       Data Storage                  $ 2,246,700   $ 2,092,400      $ 1,211,300  $ 1,183,300
       TSI PRISM                          24,800     3,214,800           22,800    1,732,300
                                     -----------   -----------      -----------  -----------
  Total Revenue                        2,271,500     5,307,200        1,234,100    2,915,600
                                     -----------   -----------      -----------  -----------

Gross profit
       Data Storage                      863,900       894,500          468,000      494,600
       TSI PRISM                           7,000     1,025,400           10,200      531,200
                                      -----------  -----------      -----------  -----------
  Total Gross Profit                     870,900     1,919,900          478,200    1,025,800

Operating Profit/Loss
       Data Storage                       41,800      (221,100)          64,000      (52,000)
       TSI PRISM                        (986,700)     (111,900)        (487,200)     (68,500)
       Corporate Expense                (448,700)     (458,400)        (243,300)    (231,300)
                                     -----------   -----------      -----------  -----------
  Operating Loss                     $(1,393,600)  $  (791,400)     $  (666,500) $  (351,800)
                                     ===========   ===========      ===========  ===========

Depreciation and Amortization
       Data Storage                  $    15,500   $    64,100      $     7,500  $    27,800
       TSI PRISM                         153,800       151,000           76,900       76,400
       Corporate                           3,500         4,800            1,200        2,100
                                      -----------  -----------      -----------  -----------
Total Depreciation and Amortization  $   172,800   $   219,900      $    85,600  $   106,300
                                     ===========   ===========      ===========  ===========


Note H- Related Party Transactions

         The Company has a line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2003, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors. During the current quarter, the Company entered into an amendment to the Agreement with the private trust that modified the Agreement and extended the existing line of credit to July 1, 2005. See Note I below for additional discussion of the amendment to the line of credit agreement.

Note I - Line of Credit

         At December 31, 2003, the Company has an outstanding balance of $561,000, of which $61,000 is presented as line of credit balance due and $500,000 is presented as notes payable - long term portion. The outstanding balance is under a $1.55 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and modified in April and October of 2003 (the "Agreement"). During the October 2003 negotiations, the Lender indicated a desire to convert $250,000 of debt into equity as provided for in the Agreement and agreed to complete the conversion by November 14, 2003. As compensation to the Lender for amending and extending the Agreement, the Company agreed to continue maintaining a $500,000 minimum outstanding balance subsequent to the $250,000 conversion of debt to equity and to issue the Lender warrants to purchase 50,000 shares of the Company's Class A Common Stock at $.60 per share, the fair market value on the date of the Agreement.

Note J - Litigation

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc. a Nevada corporation, and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc. and Arraid Property L.L.C., a Limited Liability Company. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2003. The Company's management, in consultation with legal counsel, believes the plaintiffs' claims are without merit and the Company will aggressively defend the actions.

Note K - Subsequent Events

         During January 2004, the Company entered into an agreement with EMS Technologies, Inc. ("EMS") whereby TSI purchased various inventory and tooling from EMS, resolved various obligations of both EMS and TSI, and converted approximately $539,000 of notes payable and accounts payable into equity through the issuance of Class A Common Stock valued at $1 per share. As part of the agreement, the Company committed to file an appropriate Form S-3 registration statement pertaining to the 539,000 shares within the next 30 days.

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

General

         Information on industry segments is incorporated by reference from Note G - Segment Reporting to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, inventory valuations, carrying value of goodwill and intangible assets, estimated profit on uncompleted TSI PRISM contracts in process, income and expense recognition, income taxes and commitments and contingencies. Our estimates are based upon historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

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

Results of Operations

(A) Three months ended 12/31/2003 versus 12/31/2002

         Consolidated revenue for the quarter ended December 31, 2003 was $1,234,100, compared to $2,915,600 for the comparable quarter of the previous year, a decrease of $1,681,500, or 57.7%. The decrease is attributed to a decrease of the RFID Technology revenue, which decreased from $1,732,300 for the quarter ended December 31, 2002 to $22,800 in the comparable current quarter. The Data Storage Segment revenues increased to $1,211,300, a 2.4% increase compared to $1,183,300 reported in the quarter ended December 31, 2002. The decrease in RFID Technology revenue resulted from prison contract award and funding postponements caused by fiscal budgetary constraints and the aftermath of the November 2002 elections where several new administrations were elected that added further delays to the already lengthy state contract procurement process. The increase in Data Storage Segment revenues resulted from increased demand for the Company's data storage products.

         The Loss from Operations for the quarter was $666,500, compared to a loss of $351,800 for the same quarter of the prior year, an increase of 89.5%. The increased operating loss resulted from a $487,200 operating loss generated by the RFID Technology Segment, an increase of $418,700 compared to an operating loss of $68,500 reported for the same quarter of the prior year. Reflecting a significant turnaround from prior quarters, the Data Storage Segment reported an operating profit of $64,000, a $116,000 increase from the $52,000 operating loss reported for the quarter ended December 31, 2002. The Data Storage improvement in operating income resulted from increased Data Storage revenues and cost reduction programs instituted by the Company.

         Interest expense for the quarter amounted to $32,000, an increase of $5,300 when compared to interest expense of $26,700 for the same quarter in the prior year. The Company also paid in-kind preferred stock dividends with values of $14,500 and $12,000 in fiscal year 2003 and 2002, resulting in the Net Loss Attributable to Common Stockholders of $675,900, or ($.04) per share, compared to a loss of $391,800, or ($.02) per share, in the comparable quarter of the prior year. Although the Company has initiated cost control measures that have impacted the current quarter, operating results have continued to be affected by unfavorable economic conditions and reduced capital spending that have adversely affected Alanco's business in recent quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

         Selling, general and administrative expenses for the current quarter decreased to $1,144,700, a $232,900 decrease, or 16.9%, when compared to $1,377,600 incurred in the comparable quarter of fiscal year 2002. The decrease is attributable to reduced sales commissions in the RFID Technology Segment and cost control measures initiated by the Company in the Data Storage Segment.

(B)      Six months ended 12/31/2003 versus 12/31/2002

         Consolidated revenue for the six months ended December 31, 2003 was $2,271,500, compared to $5,307,200 for the comparable period of the previous year, a decrease of $3,035,700, or 57.2%. The decrease in revenue is attributed to a decrease of the RFID Technology revenue, which decreased from $3,214,800 for the six months ended December 31, 2002 to $24,800 in the comparable current year six-month period. The Data Storage Segment revenues increased to $2,246,700, a 7.4% increase compared to $2,092,400 reported for the period ended December 31, 2002. The decrease in RFID Technology revenue resulted from prison contract award and funding postponements caused by fiscal budgetary constraints and the aftermath of the November 2002 elections where several new administrations were elected that added further delays to the already lengthy state contract procurement process. The increase in Data Storage Segment revenues resulted from increased demand for the Company's data storage products.

         The Loss from Operations for the period was $1,393,600, compared to a loss from operations of $791,400 for the same quarter of the prior year, an increase of 76.1%. The increased operating loss from operations resulted from a $986,700 operating loss generated by the RFID Technology Segment, an increase of $874,800 compared to an operating loss of $111,900 reported for the same period of the prior year. The Data Storage Segment operating income of $41,800 was a significant improvement over the $221,100 operating loss reported for the six-month period ended December 31, 2002.

         Interest expense for the six-month period amounted to $114,700, an increase of $61,000 when compared to interest expense of $53,700 for the same period in the prior year. Included in interest expense for the current period is $49,900, reflecting the value of shares issued to terminate a Common Stock put option.

         For the six-month period the Company paid an in-kind preferred stock dividend with a value of $27,000, compared to $24,600 paid in the previous fiscal year, resulting in the Net Loss Attributable to Common Stockholders of $1,496,100, or ($.09) per share, compared to a loss of $863,700, or ($.05) per share, in the comparable period. Although the Company has initiated cost control measures that have impacted the current six-month period, operating results, especially in the RFID Technology Segment, have continued to be affected by unfavorable economic conditions and reduced capital spending that have adversely affected Alanco's business in recent quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

         Selling, general and administrative expenses for the current six-month period decreased to $2,264,500, a $446,800 decrease, or 16.5%, when compared to $2,711,300 incurred in the comparable six-month period of fiscal year 2002. The decrease is attributable to reduced sales commissions in the RFID Technology Segment and cost control measures initiated by the Company in the Data Storage Segment.

Liquidity and Capital Resources

         The Company's current assets at December 31, 2003 exceeded current liabilities by $1,060,200, resulting in a current ratio of 1.67 to 1. At June 30, 2003 the Company's current assets exceeded current liabilities by $526,500, reflecting a current ratio of 1.20 to 1. The increase in the current ratio for the period resulted from additional equity raised that was used to reduce the credit line, offset by continuing operating losses. Accounts receivable of $808,600 at December 31, 2003, reflects a status quo when compared to the $808,500 reported as consolidated accounts receivables at June 30, 2003. The accounts receivable balance at December 31, 2003 represented forty-six days' sales in receivables compared to twenty-nine days' sales at June 30, 2003. The increase in days' sales in receivables resulted from a delay in final contract payments in the RFID Technology Segment that had recognized the revenue during the previous quarter.

         Consolidated inventories at December 31, 2003 amounted to $1,645,400, an increase of $366,700 when compared to $1,278,700 at June 30, 2003. $279,400 of the increase resulted from Data Storage Segment increases required for anticipated increases in Data Storage sales, and the RFID Technology inventory increase was the result of increases in inventory in anticipation of contract awards.

         At December 31, 2003, the Company had a balance of $561,000 (including $500,000 classified as long term notes payable) under a $1.55 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 4%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At December 31, 2003, the Company had $989,000 available under the line of credit. See Line of Credit Footnote I above for a discussion of certain modifications and extension of the existing line of credit agreement executed during the quarter ended December 31, 2003.

         Cash used in operations for the six-month period was $1,885,300, an increase of $1,024,200 when compared to cash used in operations of $851,100 for the comparable period ended December 31, 2002. The increase in cash used in operations was due primarily to increases in the loss from operations for the period, increase in inventory balances and a reduction in accounts payable and accrued expenses.

         During the six-month period ended December 31, 2003, the Company collected $899,200 in subscription receivables and purchased $14,000 of additional equipment, compared to equipment purchases of $41,100 in the comparable period of the prior year. Net proceeds from stock sales for the six-month period amounted to $1,450,700, compared to $1,395,000 in the comparable prior period. Repayment on borrowings during the period amounted to $1,780,800, while advances from borrowings amounted to $1,205,000.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2004 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing or sale of stock. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at December 31, 2003. If additional working capital was required and the Company was unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. See Footnote F - Sale of Common Stock and Footnote K
- Subsequent Events, for additional information related to working capital raised by the Company during the six-months ended December 31, 2003, necessary to achieve planned operating results for the current fiscal year.

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

         The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

         Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

          The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation, and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc. and Arraid Property L.L.C., a Limited Liability Company. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2003. The Company's management, in consultation with legal counsel, believes the plaintiffs' claims are without merit and the Company will aggressively defend the actions.

Item 2 - CHANGES IN SECURITIES

         During the six months ended December 31, 2003, the Company issued 261,000 shares of Series A Preferred Stock related to the offering more fully discussed in Note F, 2,528,500 shares of Class A Common Stock in private transactions and employee stock options exercised, and 171,700 shares of Common Stock for services rendered and cancellation of put options.



Item 6.  EXHIBITS

         10.1 EMS Supply Agreement
         10.2 EMS Supply Agreement Amendment
         31.1 Certification of Chief Executive Officer
         31.2 Certification of Chief Financial Officer
         32.1 Certification of Chief Executive Officer and Chief Financial
              Officer

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:    February 17, 2004

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:    February 17, 2004
/s/ John A. Carlson
---------------------
John A. Carlson
Vice President and Chief Financial Officer

EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended December 31, 2003 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   February 17, 2004
                                               /s/ Robert R. Kauffman
                                               ----------------------
                                               Robert R. Kauffman
                                               Chief Executive Officer

                                               /s/ John A. Carlson
                                               ----------------------
                                               John A. Carlson
                                               Chief Financial Officer

                                  EXHIBIT 10.1

                            EMS Assignment Agreement


         This Assignment Agreement is made this 15th day of March, 2002, by and among EMS Technologies, Inc., a Georgia corporation("EMS"), Technology
 Systems International, Inc., a Nevada corporation ("TSI"), and Alanco Technologies, Inc., an Arizona corporation ("Alanco").

         Whereas, EMS holds a promissory note in the principal amount of $1,167,000 dated December 23, 2000 and maturing December 31, 2001, executed to its order by TSI (the "TSI Note"), which TSI Note was issued to EMS to evidence amounts owed by TSI for products heretofor delivered by EMS to TSI;

         Whereas, Alanco and TSI are parties to an Acquisition Agreement, of even date herewith, providing for the acquisition by Alanco of all assets and assumption of certain identified liabilities of TSI (the "Acquisition Agreement"), subject to, among other things, the negotiation of arrangements acceptable to Alanco concerning TSI's rights and obligations under supply arrangement between EMS and TSI and the TSI Note; and

         Whereas, the parties have agreed to the transfer of the TSI Note to Alanco, all on the terms and conditions set forth in this Agreement.

         Now, therefore, in consideration of the mutual promises and benefits set forth herein, the parties hereby agree as follows:

          1. Assignment of TSI Note. Effective simultaneously with and subject to the closing of the Acquisition Agreement following the approval thereof by the shareholders of Alanco (the "Closing"), EMS hereby assigns and transfers the TSI Note to Alanco, free and clear of any liens, encumbrances or other interests of any third party. Such transfer shall be further evidenced by delivery to Alanco of the TSI Note, duly endorsed for transfer to the order of Alanco.
         2.   Consideration to EMS.   In consideration of the assignment of the
TSI Note, Alanco shall:

              a. Deliver to EMS, at the Closing, 1,000,000 shares of Alanco Common Stock, no par value (the "Alanco Stock");
              b. Deliver to EMS, at the Closing, its promissory notes (the "Alanco Notes"), on the terms and in the forms attached as Annexes A and B to this Agreement; and
              c. Deliver to EMS, not later than the seventh calendar day after the Closing, $25,000 paid by check or wire transfer.

         3. Restricted Status of Alanco Common Stock. EMS acknowledges that the Alanco Stock, together with any shares of Alanco Common Stock issued upon conversion of the Alanco Note in the form attached as Annex B, will be "restricted securities" under the Securities Act of 1933, as amended (the "1933 Act"), and will bear a legend worded substantially as follows:

THE SHARES EVIDENCED BY THIS CERTIFICATE HAVE BEEN ISSUED WITHOUT REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), OR THE SECURITIES LAWS OF ARIZONA OR ANY OTHER STATE, PURSUANT TO EXEMPTIONS THEREUNDER. SUCH SHARES MAY NOT BE TRANSFERRED OTHER THAN IN A TRANSACTION THAT IS REGISTERED UNDER THE 1933 ACT AND ANY APPLICABLE STATE SECURITIES LAWS, OR AS TO WHICH IT IS ESTABLISHED TO THE SATISFACTION OF COUNSEL TO THE ISSUER THAT SUCH TRANSACTION IS EXEMPT FROM REGISTRATION THEREUNDER.

         The foregoing legend on the certificates representing Alanco Common Stock shall be removed by delivery of substitute certificates without such legend, at such time as such legend is not required for purposes of the 1933 Act. It is agreed that such restrictive legends and related stop orders will be removed if (i) Alanco has received either a written opinion of counsel, which such counsel and opinion shall be reasonably satisfactory to Alanco, or a "no action" letter obtained from the SEC, to the effect that the Alanco Common Stock subject thereto may be transferred free of the restrictions imposed by Rule 144, or (ii) in the event of a sale of the Alanco Common Stock which has been registered under the Securities Act or made in conformity with the provisions of Rule 144.

         4. Registration of Alanco Stock. Alanco and EMS agree that the rights and obligations of Alanco and EMS with respect to the registration by Alanco of the Alanco Stock, under the 1933 Act and applicable state laws, for resale by EMS shall be as set forth in Exhibit B to the Acquisition Agreement.

         5. Representations and Warranties of Alanco. Alanco represents and warrants to EMS that each of the following statements is true and accurate on the date hereof and will be true and accurate as of the Closing:

              a. Corporate Status. Alanco is a corporation duly incorporated, organized, subsisting and in good standing under the laws of the State of Arizona, and is duly qualified to transact business in all jurisdictions in which such qualification is required, except where the failure to qualify could not be reasonably expected to have a material adverse effect on the business operations or financial condition of Alanco.

              b. Authority. Alanco has all necessary power and authority (corporate and otherwise) to own, lease and operate its assets and other properties and to carry on business as it is now being conducted. Alanco is duly authorized to enter into this Agreement and to perform all its obligations and do all other things and take all other actions required or contemplated hereby or thereby. This Agreement has been duly executed and delivered by Alanco and, assuming the due authorization, execution and delivery hereof by the other parties to this Agreement, constitutes the legal, valid and binding obligation of Alanco, enforceable against Alanco in accordance with its terms.

              c. Authorized Alanco Stock. The authorized capital stock of Alanco consists of 100,000,000 shares of common stock, no par value, of which there are
(i) 10,220,100 shares issued and outstanding, (ii) 5,000,000 shares of Class A Cumulative Convertible Preferred Shares, of which there are no shares issued and outstanding, and (iii) 20,000,000 shares of Class B Cumulative Convertible Preferred Shares, of which there are no shares issued and outstanding. Upon delivery pursuant to this Agreement, the Alanco Stock, together with any shares of the Alanco Common Stock issued upon conversion of the Alanco Note in the form attached as Annex B, will be duly authorized, validly issued, fully-paid and non-assessable shares of the Common Stock, no par value per share, of Alanco, free of preemptive rights.

              d. No Violations. Neither this Agreement nor Alanco's performance of its obligations hereunder will contravene, violate or result in a breach of
(i) the Articles of Incorporation, Bylaws or other organizational documents of Alanco, (ii) any agreement, obligation or commitment to which Alanco is a party or by which it is bound, or (iii) any applicable requirement, judgment, order or restriction of any court or other governmental entity, and no consent of, notice to or filing with any person is required for the performance by Alanco of the transactions contemplated by or its obligations under this Agreement, other than filings under the Securities Act of 1933, as amended (the "1933 Act"), the Securities Exchange Act of 1934, as amended (the "1934 Act"), or as required by the rules and regulations of the National Association of Securities Dealers, Inc.

              e.  Alanco Public Filings; Financial Statements.

                  (i) Since December 31, 1999, Alanco has filed all forms, reports, statements and other documents required to be filed with the SEC, including without limitation (i) all Annual Reports on Form 10-K, (ii) all Quarterly Reports on Form 10-Q, (iii) all proxy statements relating to meetings of shareholders (whether annual or special), (iv) all Current Reports on Form 8-K and (v) all other reports, schedules, registration statements or other documents (collectively referred to as the "Alanco Public Filings"). The Alanco Public Filings were prepared in all material respects in accordance with the requirements of applicable legal requirements (including the 1933 Act or 1934 Act, as the case may be, and the applicable rules and regulations of the SEC thereunder, and the Alanco Public Filings did not at the time they were filed contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading.

                  (ii)Each of the historical consolidated financial statements (including, in each case, any related notes thereto) contained in the Alanco Public Filings (i) have been prepared in accordance with the published rules and regulations of the SEC and GAAP applied on a consistent basis throughout the periods involved (except (A) to the extent disclosed therein or required by changes in GAAP, (B) as may be indicated in the notes thereto and (C) in the case of the unaudited financial statements, as permitted by the rules and regulations of the SEC) and (ii) fairly present the consolidated financial position of Alanco and its subsidiaries as of the respective dates thereof and the consolidated results of operations and cash flows for the periods indicated (subject, in the case of unaudited consolidated financial statements for interim periods, to adjustments, consisting only of normal, recurring accruals, necessary to present fairly such results of operations and cash flows).

                  (iii) Except as disclosed in the Alanco Public Filings filed prior to the date of this Agreement or as contemplated by this Agreement, since June 30, 2001, Alanco and its subsidiaries have conducted their respective businesses only in the ordinary course and in a manner consistent with past practice and there has not been any event causing or constituting a material adverse effect on the business operations or financial condition of Alanco, other than issuance of shares of Alanco common stock in connection with a private offering thereof, and general market conditions in Alanco's computer storage businesses.

         6. Representations and Warranties of EMS. EMS represents and warrants to Alanco that each of the following statements is true and accurate on the date hereof and will be true and accurate as of the Closing:

              a. Corporate Status. EMS is a corporation duly incorporated, organized, subsisting and in good standing under the laws of the State of Georgia, and is duly qualified to transact business in all jurisdictions in which such qualification is required, except where the failure to qualify could not be reasonably expected to have an material adverse effect on the business operations or financial condition of EMS.

              b. Authority. EMS is duly authorized to enter into this Agreement and to perform all its obligations and do all other things and take all other actions required or contemplated hereby or thereby. This Agreement has been duly executed and delivered by EMS and, assuming the due authorization, execution and delivery hereof by the other parties to this Agreement, constitutes the legal, valid and binding obligation of EMS, enforceable against EMS in accordance with its terms.

              c. No Violations. Neither this Agreement nor EMS's performance of its obligations hereunder will contravene, violate or result in a breach of (i) the Articles of Incorporation, Bylaws or other organizational documents of EMS,
(ii) any agreement, obligation or commitment to which EMS is a party or by which it is bound, or (iii) any applicable requirement, judgment, order or restriction of any court or other governmental entity, and no consent of, notice to or filing with any person is required for the performance by EMS of the transactions contemplated by or its obligations under this Agreement, other than filings under the 1933 Act, 1934 Act or as required by the rules and regulations of the National Association of Securities Dealers, Inc.

              d. Purchase for Investment; Accredited Investor Status. EMS is acquiring the Alanco Stock, the Alanco Notes, and any share of Alanco Common Stock issued upon conversion of the Alanco Note in the form of Annex B, for investment for its own account and not with a view to, or in connection with, a distribution thereof within the meaning of Section 2(11) of the 1933 Act, other than in transactions registered under or exempt from registration under such Act. EMS acknowledges that such shares of Alanco Common Stock have not been registered under the 1933 Act, or the securities laws of any state. EMS confirms that Alanco has given EMS and its representatives the opportunity to ask questions of the directors, officers and management employees of Alanco, and to acquire such additional information about the business and financial condition of Alanco as EMS has requested, and that all such information has been received by EMS. EMS further confirms that it constitutes and "accredited investor" as such term is defined for the purposes of Regulation D under the 1933 Act.

         In Witness Whereof, the parties have caused this Assignment Agreement to be executed and delivered on their respective behalves by their duly authorized officers, on the date set forth above.


EMS TECHNOLOGIES, INC.                         ALANCO TECHNOLOGIES, INC.


By:  ________________________                  By: ____________________________
Name:  Don T. Scartz                               Name:
Title:  Senior Vice President and                  Title:
         Chief Financial Officer

TECHNOLOGY SYSTEMS INTERNATIONAL, INC.


By: ________________________________
Name: Greg M. Oester
Title:  Chief Executive Officer

                                    Exhibit A
                                 Promissory Note

Principal                                                  Scottsdale, Arizona
$250,000

         FOR VALUE RECEIVED, the undersigned, Alanco Technologies, Inc. an Arizona corporation (hereafter referred to as "Borrower"), promises to pay to the order of EMS Technologies, Inc., a Georgia corporation (hereinafter, together with any holder hereof, referred to as "Lender"), the principal sum of Two Hundred Fifty Thousand Dollars ($250,000), said sum being payable on the earlier of (i) the third anniversary of the date hereof; and (ii) to the extent of funds received by Borrower from the State of California with respect to installation of Borrower's system in the Calipatria prison, net of any expenses incurred after the date of this note in completing said installation or collecting said funds.

         Interest shall accrue and be payable on the principal amount of this Promissory Note outstanding from time to time at the rate of 5% per annum. Accrued interest hereunder shall be payable on March 31, 2003, at the last day of each calendar quarter thereafter, and at maturity.

         Amounts due hereunder are payable to Lender at the Lender's offices at 660 Engineering Drive, Norcross, Georgia 30092, or at such other place as the Lender may designate in writing.

         The entire unpaid principal balance of this Promissory Note, or partial payments in even thousands of dollars, may be paid at any time prior to maturity without penalty.

         If for any reason the principal balance together with all accrued interest is not paid promptly on or before the due date, the Borrower shall be in default hereunder. The Borrower shall also be in default hereunder if the Borrower (i) files a voluntary petition in bankruptcy, (ii) is adjudicated as bankrupt or insolvent, (iii) files a petition or answer seeking or acquiescing in any reorganization or arrangement under the bankruptcy laws, (iv) seeks or acquiesces in the appointment of a trustee or receiver, (v) makes a general assignment for the benefit of creditors, (vi) admits in writing of its inability to pay debts generally as they become due, or (vii) is the subject of an involuntary petition in bankruptcy that is not withdrawn or dismissed within sixty (60) days from the filing thereof.

         Upon default and at any time thereafter, the Lender may declare the entire unpaid balance of this Promissory Note immediately due and payable without presentment, demand, protest, notice of default, notice of intent to accelerate, notice of acceleration, or any other notice of any kind, all of which are hereby expressly waived. Upon default, said principal sum, or so much thereof as may remain unpaid at the time of such default, shall thereafter bear interest at the lesser of the maximum rate allowed by applicable law or the rate of 12% per annum.

         If this Promissory Note is placed in the hands of an attorney for collection, the borrower shall pay all costs of collection incurred by the Lender, including reasonable attorneys' fees.

         This Promissory Note is to be construed in all respects and enforced according to the laws of the State of Arizona.

         Notwithstanding any provision contained in this Note or any other document executed or delivered in connection with this Note, the Lender shall never be deemed to have contracted for or be entitled to receive, collect or apply as interest on this Note, any amount in excess of the maximum rate of interest permitted to be charged by applicable law, and, if the Lender ever receives, collects or applies as interest any such excess, then the amount that would be excessive interest shall be applied to reduce the unpaid principal balance of this Note, and, if the principal balance of this Note is paid in full by that application, then any remaining excess shall promptly be paid to Borrower. In determining whether the interest paid or payable under any specific contingency exceeds the highest lawful rate, Borrower and the Lender shall, to the maximum extent permitted under applicable law, (i) characterize any non-principal payment (other than payments expressly designated as interest payments hereunder) as an expense or fee rather than as interest, (ii) exclude voluntary prepayments and the effect thereof, and (iii) spread the total amount of interest throughout the entire contemplated term of this Note so that interest rate is uniform throughout that term.

         Executed this ____ day of _________, 2002.

Signed, sealed and delivered              BORROWER
in the presence of:
                                          ALANCO TECHNOLOGIES, INC.

______________________________           By:__________________________________
                                            Chief Executive Officer

                                    Exhibit B
                                 Promissory Note

Principal                                                 Scottsdale, Arizona
$100,000

         FOR VALUE RECEIVED, the undersigned, Alanco Technologies, Inc. an Arizona corporation (hereafter referred to as "Borrower"), promises to pay to the order of EMS Technologies, Inc., a Georgia corporation (hereinafter, together with any holder hereof, referred to as "Lender"), the principal sum of One Hundred Thousand Dollars ($100,000), said sum being payable on the fifth anniversary of the date hereof.

         Interest shall accrue and be payable on the principal amount of this Promissory Note outstanding from time to time at the rate of 5% per annum. Accrued interest hereunder shall be payable on March 31, 2003, on the last day of each calendar quarter thereafter, and at maturity.

         Amounts due hereunder are payable to Lender at the Lender's offices at 660 Engineering Drive, Norcross, Georgia 30092, or at such other place as the Lender may designate in writing.

         The entire unpaid principal balance of this Promissory Note, or partial payments in even thousands of dollars, may be paid at any time prior to maturity without penalty.

         Lender may at its option, exercised at any time and from time to time prior to payment in full of all amounts owed under this Promissory Note, and Borrower may at its option, exercised on any date on which the shares of the common stock, no par value, of the Borrower (the "Common Shares") shall have traded on the five preceding trading days at a closing price equal to or exceeding $1.10 per share, as reported on NASDAQ, convert all or any portion of the outstanding principal balance of, and unpaid accrued interest under, this Promissory Note into the Common Shares, at a conversion rate of $1.00 per Share, subject as to both conversion rate and the closing price triggering Borrower's option to (i) proportionate adjustment to prevent any dilution of Lender's potential interest in the equity of Borrower caused by any share split or share dividend, and (ii) reduction equal to the per-Share value of any other distribution (whether as a dividend or otherwise, and whether in cash or in kind) to shareholders of record on a date prior to the date of conversion and issuance of Shares pursuant thereto. In the event of any merger, reorganization or other transaction resulting in the holders of the Common Shares receiving or holding any security or other property different from or in addition to the Common Shares, this conversion right shall entitle the Lender to receive, at the adjusted conversion price then in effect, such security or a Common Share and such other property received or held as a result of such transaction with respect to each Common Share.

         If for any reason the principal balance together with all accrued interest is not paid promptly on or before the due date, the Borrower shall be in default hereunder. The Borrower shall also be in default hereunder if the Borrower (i) files a voluntary petition in bankruptcy, (ii) is adjudicated as bankrupt or insolvent, (iii) files a petition or answer seeking or acquiescing in any reorganization or arrangement under the bankruptcy laws, (iv) seeks or acquiesces in the appointment of a trustee or receiver, (v) makes a general assignment for the benefit of creditors, (vi) admits in writing of its inability to pay debts generally as they become due, or (vii) is the subject of an involuntary petition in bankruptcy that is not withdrawn or dismissed within sixty (60) days from the filing thereof.

         Upon default and at any time thereafter, the Lender may declare the entire unpaid balance of this Promissory Note immediately due and payable without presentment, demand, protest, notice of default, notice of intent to accelerate, notice of acceleration, or any other notice of any kind, all of which are hereby expressly waived. Upon default, said principal sum, or so much thereof as may remain unpaid at the time of such default, shall thereafter bear interest at the lesser of the maximum rate allowed by applicable law or the rate of 12% per annum.

         If this Promissory Note is placed in the hands of an attorney for collection, the borrower shall pay all costs of collection incurred by the Lender, including reasonable attorneys' fees.

         This Promissory Note is to be construed in all respects and enforced according to the laws of the State of Arizona.

         Notwithstanding any provision contained in this Note or any other document executed or delivered in connection with this Note, the Lender shall never be deemed to have contracted for or be entitled to receive, collect or apply as interest on this Note, any amount in excess of the maximum rate of interest permitted to be charged by applicable law, and, if the Lender ever receives, collects or applies as interest any such excess, then the amount that would be excessive interest shall be applied to reduce the unpaid principal balance of this Note, and, if the principal balance of this Note is paid in full by that application, then any remaining excess shall promptly be paid to Borrower. In determining whether the interest paid or payable under any specific contingency exceeds the highest lawful rate, Borrower and the Lender shall, to the maximum extent permitted under applicable law, (i) characterize any non-principal payment (other than payments expressly designated as interest payments hereunder) as an expense or fee rather than as interest, (ii) exclude voluntary prepayments and the effect thereof, and (iii) spread the total amount of interest throughout the entire contemplated term of this Note so that interest rate is uniform throughout that term.

         Executed this ____ day of________, 2002.


Signed, sealed and delivered             BORROWER
in the presence of:
                                         ALANCO TECHNOLOGIES, INC.

______________________________     By:  ______________________________________
                                        Chief Executive Officer

                                     EXHIBIT 10.2

                           ASSET PURCHASE AGREEMENT AND
                                SECOND AMENDMENT TO
                           SUPPLY AND LICENSE AGREEMENT


         THIS ASSET PURCHASE AGREEMENT AND SECOND AMENDMENT TO
SUPPLY AND LICENSE AGREEMENT ("Second Amendment") is made this 16th day of January, 2004, between EMS TECHNOLOGIES, INC., a Georgia corporation ("EMS"), and TECHNOLOGY SYSTEMS INTERNATIONAL, INC., an Arizona corporation ("TSI").

RECITALS:

         EMS and Technology Systems International, Inc., a Nevada corporation ("Old TSI"), were parties to that certain Exclusive Supply Agreement, dated December 23, 1998 (the "Original Supply Agreement"), providing for the supply by EMS to Old TSI of certain products for use in personnel locator systems offered by Old TSI for installation in prison systems.

         TSI acquired substantially all of the assets and business of Old TSI effective May 14, 2002, and Old TSI, EMS and TSI agreed to amend the Original Supply Agreement pursuant to that certain Supply and License Agreement, dated May 14, 2002, among said parties (the "First Amendment"). The Original Supply Agreement, as amended by the First Amendment is referred to herein as the "Supply Agreement".

         TSI has purchased certain products from EMS for incorporation into the prison monitoring system sold to the state of Illinois for installation at a prison facility known as the Logan Facility, and TSI currently owes EMS a disputed amount for said products of EMS.

         The parties hereto wish to transfer to TSI assets currently held by EMS and used in the production of the prison monitoring systems marketed by TSI, and to resolve their disagreements and further amend the Supply Agreement as set forth herein.

         NOW, THEREFORE, in consideration of the mutual covenants contained herein and other good and valuable consideration, the parties agree as follows:

         1. Payment of Logan Facility Product Invoices. TSI shall pay $200,000 to EMS in full satisfaction of amounts due to EMS for all products previously delivered by EMS for the Logan Facility, in the manner set forth in section 6 below.

         2. MCAE Tooling. In satisfaction of TSI's obligations under section 2.c. of the First Amendment, TSI shall pay EMS the fixed amount of $50,000 for the molds and related tooling located at the facilities of MCAE (or located at the facilities of MCAE's subcontractor) used in connection with the housings and related components for PASS and PAL units for TSI's monitoring systems ("Tooling"). Said amount shall be paid by TSI in the manner set forth in section 6 below. In addition to the fixed amount specified in the previous sentence, TSI shall also pay to EMS for the Tooling the sum of $2.00 for each set of PASS or PAL housing components produced from the Tooling after the first 2,000 of such housing sets produced following the date hereof, but not more than $10,000 aggregately. Said per-housing set amount shall be paid by TSI to EMS with respect to particular housing sets within 30 days after TSI takes delivery of such housing sets. EMS warrants that upon receipt of such payment, TSI will have full title to the Tooling, with the right to possess the Tooling free and clear of any claims or liens by MCAE or others.

         3. Warranty Credit. Without admitting any liability whatsoever, EMS hereby grants TSI a credit against amounts due from TSI hereunder in the amount of $50,000 in full satisfaction of any and all warranty or similar product claims with respect to all products previously delivered by EMS under the Supply Agreement. Said amount shall be credited in the manner set forth in section 6 below.

         4. Purchase Obligation Fulfillment; C-Nodes. In satisfaction of the parties' remaining obligations under section 1.a of the First Amendment concerning the dollar amount of products to be purchased by TSI from EMS, TSI shall pay to EMS the aggregate sum of $137,000 in the manner described in this section. The parties anticipate that TSI will, as soon as practicable, take over the responsibility to manufacture c-nodes for its requirements. Until such time, EMS will continue to manufacture and sell c-nodes to TSI. For each c-node manufactured by EMS and delivered as directed by TSI after the date hereof (at the existing contract price of $15,790 per c-node), the amount of $4,000 shall be credited against said $137,000 obligation. Thereafter, for each c-node manufactured by TSI and installed in a prison monitoring system, TSI will pay to EMS the sum of $1,250 as a royalty until the balance of the $137,000 obligation is fully paid. The royalty amount shall be paid to EMS within fifteen days following receipt of payment for the c-node from TSI's customer. With respect to c-nodes purchased from EMS that are not purchased for installation at a particular site (i.e., inventory c-nodes), TSI shall pay for the same on a net-30 day basis.

         5. Purchase of Inventory.

                  a. TSI shall purchase certain of EMS' inventory of non-defective prison monitoring system parts, including the remaining c-node inventory once TSI assumes manufacturing responsibility for c-nodes. The inventory to be initially purchased, as well as the purchase price for the same, is set forth on Exhibit "A" attached hereto (excluding c-node inventory), with an aggregate purchase price of $289,893 (the sum of the individual parts prices reflected on said Exhibit A plus $12,000,00), to be paid in the manner set forth in section 6 below. The deferred balance for the inventory will be paid as the inventory is consumed on a pro-rata basis, that is, the deferred balance to be paid for each inventory part shall be determined by multiplying the price for said part shown on Exhibit "A" by the fraction 125,910/289,893 ( or 0.434). TSI shall produce a quarterly report of what inventory remains, and shall pay for any inventory used in the quarter in three equal quarterly installments commencing 15 days after the end of the quarter. The initial payment trigger is removing parts from the shelf, not when TSI's customer pays for the system. Any balance owed with respect to the inventory would be due in full two years following the date hereof, regardless of whether the inventory has at that time been consumed by TSI. The inventory must be of good quality. Any inventory found to be defective as it is used will be returned to EMS and the balance of the obligation for the inventory reduced by TSI's purchase price for such returned inventory. In addition, if the defective inventory makes other inventory purchased from EMS obsolete because of the unavailability of parts to produce components, then such other obsolete inventory may also be returned to EMS for credit.

                  b. When TSI assumes production responsibility for c-nodes, the remaining EMS c-node inventory shall also be purchased by TSI upon the same conditions set forth in paragraph 5.a above; provided, however, the aggregate purchase price for such inventory shall not be greater than $50,000. The full purchase price for the c-node inventory shall be added to the deferred balance for the initial inventory purchased, to be paid for when used in the manner described above for the initial inventory purchased. EMS's current c-node inventory, with the unit pricing to be paid by TSI hereunder, is attached hereto as Exhibit "B". Said inventory list may be reduced as components are used by EMS in producing c-nodes for sale to TSI as described in section 4 above, and may be increased for any extra parts acquired by EMS due to quantity purchasing obligations as EMS produces c-nodes for TSI.

         6. The following table summarizes the payment obligations of TSI to EMS set forth above:

Item                   Fixed Amount     Contingent Amount
---------------------- ---------------- -----------------------------------------------
Illinois Invoices      $200,000
---------------------- ---------------- -----------------------------------------------
MCAE Tooling           $50,000          Plus additional $10,000 payable $2.00 per
                                        housing set after first 2,000 sets
---------------------- ---------------- -----------------------------------------------
Warranty Credit        ($50,000)
---------------------- ---------------- -----------------------------------------------
C-Nodes                                 $137,000 to be "paid" by crediting $4,000 per
                                        c-node manufactured by EMS, and $1,250
                                        royalty for each c-node manufactured by TSI
---------------------- ---------------- -----------------------------------------------
Inventory              $289,893         Plus additional amount for remaining c-node
                                        inventory when TSI assumes c-node
                                        manufacturing obligation
---------------------- ---------------- -----------------------------------------------
TOTAL FIXED            $489,893
AMOUNT PAYABLE
---------------------- ---------------- -----------------------------------------------

The total fixed initial amount payable of $489,893 shall be paid as follows:

     $75,000      cash upon the execution hereof

     $125,946 cash on a deferred basis as the inventory is employed in accordance with section 5 above

     $288,947 balance in the form of 288,947 shares Class A common stock of Alanco Technologies, Inc. to be issued upon the execution hereof.

7. Conversion of Existing Promissory Note. Upon the date hereof, the existing promissory note of Alanco Technologies, Inc in favor of EMS, dated May 14, 2002, in the principal amount of $250,000 shall be satisfied in full by Alanco Technologies issuing 250,000 shares of its Class A common Stock to EMS, plus unpaid interest accrued to the date of conversion.

8. EMS Representations; Registration of Stock. EMS restates for the purposes of this Amendment the representations set forth in Section 9 of the First Amendment. Alanco Technologies, Inc shall file an S-3 registration statement with the SEC for the resale in over-the- counter or privately negotiated transactions of the shares of its Class A common stock issued to EMS under sections 6 and 7 above within 45 days following the date hereof, without cost to EMS, and shall use its best reasonable efforts to cause said registration to become effective as soon as possible thereafter.

9. Access to Information. As long as EMS is owed monies by TSI hereunder, EMS shall have the right to such information and reports concerning the operations of TSI as set forth in the Original Supply Agreement.

10. Supply Agreement. Except as expressly modified by this Second Amendment, the Supply Agreement shall remain in full force and effect in accordance with its terms.

         IN WITNESS WHEREOF, the parties have executed this Second Amendment effective the date first above written.

EMS TECHNOLOGIES, INC.
a Georgia corporation

By: ______________________________________


Its:  ______________________________________


TECHNOLOGY SYSTEMS INTERNATIONAL, INC.
an Arizona corporation

By: ______________________________________
         Greg E. Oester
         President

For the purpose of agreeing to sections 7 and 8 only:

ALANCO TECHNOLOGIES, INC.
an Arizona corporation

By: _____________________________________
         John A. Carlson, Chief Financial Officer


-----------------------------------------------------------------------------------------------------------------
                    Summary EMS Non C-Node Inventory
-----------------------------------------------------------------------------------------------------------------
          PASS, PAL, Aetec Return Stock Inventory - (Subtotal from Page 5)                           $204,517.06
          Aetec Furnished Pass Material Inventory - (Subtotal from Page 7)                            $73,375.72
       Grand Total                                                                                   $277,892.78
-----------------------------------------------------------------------------------------------------------------
                   PASS, PAL, Aetec Return Stock Inventory
Part Number        Description                                Qty        Cost       Extension
524001-226         IC,MONITOR,VOLT,MAX811                     800       $1.00        $800.00
524000-34          IC,INV,SGL,7SHU04FU                       6244       $0.30      $1,873.20
526000-106         DIO,RECT,600V,1SR154-600                  5000       $0.10        $500.00
525003-8           CAP,CHIP,TRIM.,25V,5-40 PF                2401       $0.40        $960.40
524001-601         IC,XMTR,UHF,13176                         3840       $1.62      $6,220.80
525000BP3R3ACTA    CAP,C0603,50V,NPO,+ -.25PF,3.30P            20       $0.01          $0.20
535003B6R8JT1      IDCTR,CHIP,0603,6.8NH,5%                  3614       $0.25        $903.50
535003C151KT1      IDCTR,CHIP,0805,150NH,10%                 6801       $0.25      $1,700.25
577001-28          CONN,SMA,PCB SMT,JACK RCPT                 253       $0.96        $242.88
546001-201         IC,SW,R.F.,GAAS,2.5GHZ,SW338               227       $2.50        $567.50
525000AP560AJTA    CAP,C0402,50V,NPO,5%,56.0PF              40893       $0.01        $408.93
525000AP820AJTA    CAP,C0402,50V,NPO,5%,82.0PF               2867       $0.01         $28.67
529000AL104JTA     RES,R0402,.063W,5%,100K                  30114       $0.01        $301.14
529000AL225JTA     RES,R0402,.063W,5%,2.20M                 12178       $0.01        $121.78
529000AL113JTA     RES,R0402,.063W,5%,11.0K                 10401       $0.01        $104.01
529000AL273JTA     RES,R0402,.063W,5%,27.0K                  9493       $0.01         $94.93
529000AL242JTA     RES,R0402,.063W,5%,2.40K                   726       $0.02         $14.52
529000AL133JTA     RES,R0402,.063W,5%,13.0K                 11710       $0.02        $234.20
525000AP271AKTA    CAP,C0402,50V,NPO,10%,270PF              10000       $0.02        $200.00
525000AX821AKTA    CAP,C0402,50V,X7R,10%,820PF             10,004       $0.02        $200.08
525000AP4R7ACT2    CAP,C0402,50V,NPO,+ -.25PF,4.70P          9957       $0.03        $298.71
525000AX102AKTA    CAP,C0402,50V,X7R,10%,1000PF              8860       $0.03        $265.80
525000BY104DLTA    CAP,C0603,16V,Y5V,+80%,.10UF              9630       $0.07        $674.10
525000AP101AJTA    CAP,C0402,50V,NPO,5%,100PF               19152       $0.07      $1,340.64
525000AP120AJTA    CAP,C0402,50V,NPO,5%,12.0PF              12192       $0.07        $853.44
525000AX103DKTA    CAP,C0402,16V,X7R,10%,.010UF             37475       $0.08      $2,998.00
525000AY333DLTA    CAP,C0402,16V,Y5V,+80%,.033UF            17550       $0.09      $1,579.50
527002-11          XSTR,N-CH,3.5,.8A,BSS138                 24229       $0.16      $3,876.64
535004-0906-5      IDCTR,AIR CORE,5.45 nH,5%                 3884       $0.29      $1,126.36
524000-209         IC,EEPROM,SER,64X16,93LC46                6557       $0.31      $2,032.67
525003-3           CAP,CHIP,TRIM.,25V,1-3 PF                 5826       $0.40      $2,330.40
527002-7           XSTR,P-CH,MIC94031BM4                     8932       $0.49      $4,376.68
524001-500         IC,DRVR,CRYSTAL OSC,7210                  3489       $0.59      $2,058.51
546001-9           AMPL,R.F.,SIL.,MIC,SO-8                   2114       $1.73      $3,657.22
524002-2           ASIC,PRISM                               10677       $4.46     $47,619.42
525000CX104AKTA    CAP,C0805,50V,X7R,10%,.10UF               8813       $0.01         $88.13
535000-3           IDCTR,RADIAL LEAD,100uH,10%                799       $0.30        $239.70
524001-200         IC,OP AMP,JFET,QUAD, LF347                 102       $0.43         $43.86
524001-201         IC,OP AMP,JFET,QUAD, LF347                  75       $0.60         $45.00
525000CP101AJTA    CAP,C0805,50V,NPO,5%,100PF                 108       $0.01          $1.08
529000BL332JTA     RES,R0603,.100W,5%,3.30K                   220       $0.01          $2.20
529000BL471JTA     RES,R0603,.100W,5%,470                     188       $0.01          $1.88
529000BL104JTA     RES,R0603,.100W,5%,100K                    155       $0.01          $1.55
529000BL1001FTA    RES,R0603,.100W,1%,1.00K                  4998       $0.01         $49.98
564001-110         WSHR, LK, EXT TOOTH 2.5MM                   71       $0.08          $5.68
579001-7           WSHR,LK,INT TOOTH,BNC CONN                 333       $0.08         $26.64
579001-6           NUT,JAM,BNC CONN                           415       $0.10         $41.50
525001D106K35TA    CAP,TANT,C7343,35V,10%,10UF                313       $0.25         $78.25
526000-508         DIO,LED,RED,5V,3.5MA,INT. RES.             791       $0.54        $427.14

                   PASS PAL, Aetec Return Stock Inventory
Part Number        Description                                Qty        Cost       Extension
577000-1           CONN,BNC,RT ANGLE,50 OHM,WHT               402       $0.59        $237.18
524001-2           IC,OP AMP,JFET,QUAD, LF347                 137       $0.85        $116.45
524000-9           IC,BFR,OCTAL,74FCT244                       10       $0.88          $8.80
564001-100         HDW,MNTG,FOR 564001-1 &-2                  223       $0.91        $202.93
577000-2           CONN,ROW,RT ANGLE,96PIN,3 ROW               17       $1.39         $23.63
564001-103         NUT,CPTV,19"RK,M-6                         300       $1.48        $444.00
524001-101         IC,OP AMP,QUAD,100MHHZ,LT1230                9       $1.84         $16.56
564001-1           HDL,EJCTR,BOT,BLK                           15       $2.23         $33.45
564001-2           HDL,EJCTR,TOP,BLK                           15       $2.23         $33.45
524001-100         IC,COMPTR,ULTRAFAST,AD9698                 157       $3.30        $518.10
524000-301         IC,FPGA,22V10                               27       $3.50         $94.50
564001-107         TAPPED STRIPS                                4       $5.41         $21.64
564001-204         PNL,BLK,PCB,NO HDL,6U 4HP                    2       $5.69         $11.38
524000-100         IC,GATE,OCTAL ,74F641                       45       $6.06        $272.70
524001-1           IC,OP AMP,QUAD,100MHHZ,LT1230               60       $9.13        $547.80
564001-102         BLT,SLTD,FOR 19"RACK                       264      $11.48      $3,030.72
524000-302         IC,FPGA,ISPLSI1024                           3      $12.50         $37.50
524000-300         IC,FPGA,2000 GATES,3042                     45      $13.78        $620.10
554000-40W         HEADER,DIP,LOW PROFILE,40 SCKT              43       $0.15          $6.45
554000-32W         HEADER,DIP,LOW PROFILE,32 SCKT               2       $0.36          $0.72
524000-8           IC,XCVR,BI-DIR,OCTAL,74ABT245               15       $0.79         $11.85
553000-1           TERM STRIP,1ROW,36PIN,ST,.110               50       $0.94         $47.00
524000-200         IC,FIFO,512X9,50MHZ,7201                    52       $2.23        $115.96
539003-1           OSC,XTAL, CLK,80 MHZ,14PDIP                 27       $5.35        $144.45
524000-10          IC,GATE,OCTAL ,74F641                        2       $5.50         $11.00
524000-108         IC,GATE,OCTAL ,74F641                        5       $6.55         $32.75
524000-101         IC,MIC CTLR,8-BIT,16C74-20                   5       $7.82         $39.10
602115-2           PWB DETAIL-MAST TIMING GENERAT              30      $51.97      $1,559.10
529000BL000JTA     RES,R0603,1AMP,0.0                        5000      $0.003         $15.00
535000-15          IDCTR,CHIP,32CS,1uH,10%                   3308       $1.00      $3,308.00
529000BL106JTA     RES,R0603,.100W,5%,10M                     114      $0.003          $0.34
529000BL331JTA     RES,R0603,.100W,5%,330                     294      $0.003          $0.88
529000BL333JTA     RES,R0603,.100W,5%,33.0K                  4992      $0.003         $14.98
529000BL2490FTA    RES,R0603,.100W,1%,249                     246      $0.004          $0.98
529000BL112JTA     RES,R0603,.100W,5%,1.10K                   212       $0.01          $2.12
529000BL220JTA     RES,R0603,.100W,5%,22.0                   5000       $0.01         $50.00
529000BL4990FTA    RES,R0603,.100W,1%,499                     112       $0.02          $2.24
525000CP221AJTA    CAP,C0805,50V,NPO,5%,220PF                3394       $0.02         $67.88
526000-104         DIO,SHTKY,200nA@25V,MMBD301               4647       $0.03        $139.41
525000EP121AJTB    CAP,C1206,50V,NPO,5%,120PF                 200       $0.05         $10.00
554000-28S         HEADER,DIP,LOW PROFILE,28 SCKT              42       $0.12          $5.04
526000-1           DIO,SHTKY,200nA@25V,MMBD301                461       $0.15         $69.15
525000CP681AJTA    CAP,C0805,50V,NPO,5%,680PF                3992       $0.17        $678.64
524000-3           IC,GATE,AND,QUAD,74ACT08                    35       $0.19          $6.65
524000-4           IC,GATE,OR,QUAD,74ACT32                     46       $0.19          $8.74
524000-5           IC,FLIP FLOP,D,DUAL,74AC74                 191       $0.21         $40.11
535000-1           IDCTR,CHIP,32CS,1uH,10%                    178       $0.35         $62.30
524000-6           IC,FLIP FLOP,D,OCTAL,74ABT374               96       $0.59         $56.64
551000-1           FUSE,.75A,SURFSCE MT                      2000       $0.72      $1,440.00
527000-102         XSTR,PNP,QD,EP2015                          79       $1.65        $130.35

                   PASS PAL, Aetec Return Stock Inventory
Part Number        Description                                Qty        Cost       Extension
524001-400         IC,SWITCH,SPST,QUAD,MAX352                 378       $1.76        $665.28
524001-300         IC,CONV,D/A,6-BIT,8444                      28       $1.78         $49.84
535000-2           IDCTR,AXIAL LEAD,100uH,10%                 319       $1.93        $615.67
602232-1           PNL,FRNT,MOD.,TOA BD.                       30       $5.83        $174.90
602113-3           PWB DETAIL - TOA BOARD                      50      $37.80      $1,890.00
524000-314         IC,GATE,AND,QUAD,74ACT08                     9      $45.10        $405.90
535003A330JTA      IDCTR,CHIP,0402,33NH,5%                  15243       $0.10      $1,524.30
525000BP1R8ACTA    CAP,C0603,50V,NPO,+ -.25PF,1.80P           154       $0.01          $1.54
525000BP2R2ACTA    CAP,C0603,50V,NPO,+ -.25PF,2.20P           500       $0.01          $5.00
525000BP360AJTA    CAP,C0603,50V,NPO,5%,36.0PF               3784       $0.01         $37.84
525000BX103AKTA    CAP,C0603,50V,X7R,10%,.010UF              3000       $0.01         $30.00
529000BL561JTA     RES,R0603,.100W,5%,560                    4999       $0.01         $49.99
525000BP101AJTA    CAP,C0603,50V,NPO,5%,100PF                 100       $0.02          $2.00
571003PC21SFP      SCR,SELF TAP,B4-24X.380 18-8SS            2357       $0.04         $94.28
567001-403         SPCR,CMPNT,SLBL,.070X.030X.025              45       $0.04          $1.80
525000BP100AJTA    CAP,C0603,50V,NPO,5%,10.0PF                 13       $0.06          $0.78
529002-1           RES,VAR,50,20%,4MM SMT                     528       $0.20        $105.60
525003-6           CAP,CHIP,TRIM.,100V,4.5-20 PF              941       $0.40        $376.40
525003-7           CAP,CHIP,TRIM.,100V,6.5-30 PF               38       $0.40         $15.20
526000-2           DIO,SHTKY,200nA,50V,HSMS-2804               92       $0.50         $46.00
546001-2           AMPL,RF,86,MMIC,BIPLR,0-.8GHz             1300       $1.00      $1,300.00
525000EY105ELTA    CAP,C1206,25V,Y5V,+80PF,1UF                211       $1.00        $211.00
546001-3           LNA/MIXER,,MMIC,8-12GHz                    319       $1.00        $319.00
602126-1           SHIELD-A,AP RF                             998       $1.50      $1,497.00
602127-1           SHIELD-B,AP RF                             665       $1.50        $997.50
524001-600         IC,RCVR,WIDE BAND,13155                    144       $2.17        $312.48
577005-1           CONN,BNC,JACK,P.C. BD MT                   304       $3.00        $912.00
577001-2           CONN,BNC,JACK,P.C. BD MT                   418       $3.00      $1,254.00
546000-1           FLTR,BP,3POLE SMD 915MHz                   444       $3.00      $1,332.00
539000-1           IC,CORRELATOR,SAW,140MHZ                   150       $5.00        $750.00
539002-1           FILTR,SAW,140MHZ                           275      $33.00      $9,075.00
562001-18          BSHG,STRN RLF                                7       $1.13          $7.91
564001-406         KEYLOCK,PUSH BTN,INSR                       35       $2.05         $71.75
564001-404         KEYLOCK,PUSH BTN,INSR                       47       $7.00        $329.00
529000AL202JTA     RES,R0402,.063W,5%,2.00K                  4494       $0.02         $89.88
553001-6           CONT,PL                                    138       $0.06          $8.28
525000AP470AJTA    CAP,C0402,50V,NPO,5%,47.0PF               6994       $0.08        $559.52
529000AL6493FTA    RES,R0402,.063W,1%,649K                   9394       $0.10        $939.40
M16878/1BFE90      WIRE,STRD,PVC,22 AWG,WHT/BLK                90       $0.17         $15.30
193002-1           PIN,PASS TAPERED STRAP                    7876       $0.17      $1,338.92
577004-1           CONN,D,PNL RCPT SHL,INSULD                  23       $0.19          $4.37
525001E477M06T4    CAP,TANT,7343H,6.3V,470UF,20%              967       $0.98        $947.66
539001-2           FILTR,SAW,914MHZ                          5126       $1.67      $8,560.42
539008-1           XTAL,QTZ,28.59375 MHZ                      432       $8.75      $3,780.00
MS16995-2          SCR,CAP,SKT HD,.086-56X.250               1180       $0.06         $70.80
NAS1352C02-4       SCR,CAP,SKT HD,.0860-56X.250               988       $0.07         $69.16
190957-1           PRISM PASS ANTENNA                         694       $0.87        $603.78
193075-1           ANTENNA HOLDER,PRISM PASS 2K               721       $1.00        $721.00
193074-1           BATTERY HOLDER,PRISM PASS 2K               523       $1.00        $523.00
191511-1           SHIELD COVER, PRISM PASS                   779       $1.90      $1,480.10
193214-1           SHIELD COVER,PRISM PASS                   1650       $1.95      $3,217.50
193072-1           MAIN HOUSING,PRISM PASS 2K                  76       $6.00        $456.00
193594-1           BACK COVER,REV-E WITH-SENSE                488       $7.00      $3,416.00
N/A                AETEC  #100-19077-35  PWB                 1648       $4.02      $6,624.96
525000AP2R2ACTA    CAP,C0402,50V,NPO,+\- 325PF,2.20P         3264       $0.02         $75.07
525000CAP150AJTA   CAP,C0402,50V,NPO,5%.15.0PF              18157       $0.02        $334.09
525000CY334DLTA    CAP,CHIP,C0805,16V,.33uF+80               3201       $0.06        $176.06
526000-207         DIO,SIG,SILICON,100V, LOW LEAK            4003       $0.14        $540.41
553001-24          CONT,PIN,FEMALE,0.030                       21       $0.64         $13.44
535003A100JTA      IDCTR,CHIP,0402,10NH,5%                   3350       $0.30      $1,000.98
524001-111         IC,COMPTR,SNGL SPLY, MAX921               5004       $1.75      $8,757.00
546015-200         AMP,SILICON,MMIC,3V                       1574       $0.97      $1,526.78
529002-11          RES,VAR,10K,25%,2MM                       1715       $0.02         $35.50
529000AL3013FTA    RES,R0402,.063W,1%,301K                   9046       $0.01         $63.32
529000AL1004FTA    RES,R0402,.063W,1%,1M                     9110       $0.01         $63.77
529000AL8252FTB    RES,R0402,.063W,1%,82.5K                 16843       $0.00         $77.48
529000AL4753FTA    RES,R0402,.063W,1%,475K                   3076       $0.12        $353.74
529000AL1503FTA    RES,R0402,.063W,1%,150K                   3978       $0.02         $91.49
529000AL331JTA     RES,R0402,.063W,5%,330                    9078       $0.01         $45.39
529000AL9R1JTA     RES,R0402,.063W,5%,9.1                    6410       $0.02        $147.43
529000AL131JTA     RES,R0402,.063W,5%,130                    3362       $0.01         $38.66
529000AL103JTA     RES,R0402,.063W,5%,10.0K                  8846       $0.01         $44.23
529000AL5493FTA    RES,R0402,.063W,1%,549K                   9366       $0.44      $4,158.50
546015-101         R.F.,SW,L-BAND,SPDT,GaSa,MMIC             1643       $2.10      $3,444.06
539009-1           XTAL,QTZ,10.000000 MHZ                     407       $5.00      $2,033.01
539010-1           XTAL,QTZ,32.768 KHZ                        596       $3.19      $1,898.86
529000AL6192FTA    RES,R0402,.063W,1%,61.9K                  2256       $0.02         $52.11
191115-3           PWB PRISM PASS                            4237       $2.05      $8,685.85
191510-1           SHIELD FRAME, PRISM PASS                     4       $0.00          $0.00
529002-12          RES, VAR, 100K, 25%, 2MM                  2244       $0.31        $700.13
552000-13          SW, SEALED, SELECTOR, 3MM SQ              3675       $1.72      $6,306.30
                   Subtotal PAL PASS Aetec Return Stock                          $204,517.06

                   Aetec Furnished PASS Material
Part Number        Description                                Qty        Cost       Extension
None               PCB BOARD                                 1648       $4.02      $6,632.39
524000-209         IC,EEPROM,SER,64X16,93LC46                1693       $0.48        $812.64
524002-2           ASIC,PRISM                                   7       $4.46         $31.22
527002-11          XSTR,N-CH,3.5,.8A,BSS138                 12339       $0.16      $1,974.24
525000AX103DKTA    CAP,C0402,16V,X7R,10%,.010UF             14726       $0.10      $1,413.70
525000AP560AJTA    CAP,C0402,50V,NP0,5%,56.0PF              30000       $0.01        $276.00
525000AP560AJTA    CAP,C0402,50V,NP0,5%,56.0PF               6504       $0.01         $59.84
525000AP560AJTA    CAP,C0402,50V,NPO,5%,56.0PF                                         $0.00
                                                                                       $0.00
                                                                                       $0.00
525000AY333DLTA    CAP,C0402,16V,Y5V,+80%,.033UF            16442       $0.09      $1,479.78
525000AY333DLTA    CAP,C0402,16V,Y5V,+80%,.033UF                                       $0.00
525000AP101AJTA    CAP,C0402,50V,NP0,5%,100PF                6300       $0.01         $81.90
525000AP101AJTA    CAP,C0402,50V,NP0,5%,100PF                                          $0.00
525000AP4R7ACT2    CAP,C0402,50V,NPO,t.25PF,4.70P            2808       $0.03         $96.88
525000AP2R2ACTA    CAP,C0402,50V,NPO,+ -.25PF,2.20P          3264       $0.02         $75.07
525000AP271AKTA    CAP,C0402,50V,NP0,10%,270PF                          $0.23          $0.00
52500CAP150AJTA    CAP,C0402,50V,NPO,5%,15.0PF               8157       $0.00          $0.00
52500CAP150AJTA    CAP,C0402,50V,NPO,5%,15.0PF              10000       $0.02        $184.00
525000AX821AKTA    CAP,C0402,50V,X7R,10%,820PF               8314       $0.02        $191.22
525000AP820AJTA    CAP,C0402,50V,NPO,5%,82.0PF               1136       $0.03         $39.31
525000AP820AJTA    CAP,C0402,50V,NPO,5%,82.0PF                508       $0.13         $64.67
525000AX102AKTA    CAP,C0402,50V,X7R,10%,1000PF              6996       $0.08        $531.70
525000AP120AJTA    CAP,C0402,50V,NP0,5%,12.0PF               8424       $0.08        $640.22
525000AP470AJTA    CAP,C0402,50V,NPO,5%,47.0PF               6036       $0.01         $62.77
525000BY104DLTA    CAP,C0603,16V,Y5V,+80%,.10UF              3862       $0.02         $84.96
525000CY334DLTA    CAP,CHIP,C0805,16V,.33uF+80               3201       $0.06        $176.06
525000CY334ELTA    CAP, CHIP,C0805,25V,.33uF,+80                                       $0.00
ALTERNATE PART FOR ITEM #0018                                                          $0.00
525001E477M06T4    CAP,TANT,7343H,6.3V,470UF,20%              877       $0.98        $859.46
525003-3           CAP,CHIP,TRIM.,25V,1-3 PF                 5738       $0.47      $2,672.76
525003-8           CAP,CHIP,TRIM.,25V,5-40 PF                2301       $0.48      $1,095.28
526000-207         DIO,SIG,SILICON,100V,LOW LEAK             3000       $0.14        $405.00
526000-207         DIO,SIG,SILICON,100V,LOW LEAK             1003       $0.12        $115.35
553001-24          CONT,PIN,FEMALE,0.030                       21       $0.64         $13.44
524001-500         IC,DRVR,CRYSTAL OSC,7210                  1664       $1.02      $1,693.62
524000-34          IC,INV,SGL,7SHU04FU                       6214       $0.18      $1,118.52
524000-34          IC,INV,SGL,7SHU04FU                                                 $0.00
535003A330JTA      IDCTR,CHIP,0402,33NH,5%                  15222       $0.12      $1,758.14
535003A330JTA      IDCTR,CHIP,0402,33NH,5%                                             $0.00
535003A100JTA      IDCTR,CHIP,0402,10NH,5%                   3350       $0.30      $1,000.98
535004-0906-5      IDCTR,AIR CORE,5.45 nH,5%                 1744       $0.41        $715.04
524001-226         IC,MONITOR,VOLT,MAX811                     687       $1.37        $944.49
524001-111         IC,COMPTR,SNGL SPLY,MAX921                5004       $1.75      $8,757.00
524001-601         IC,XMTR,UHF,13176                         1678       $1.49      $2,500.89
527002-7           XSTR,P-CH,MIC94031BM4                     6772       $0.57      $3,860.04
546015-200         AMP,SILICON,MMIC,3V                        842       $0.52        $433.80
546015-200         AMP,SILICON,MMIC,3V                        732       $0.97        $710.04
546001-9           AMPL,R.F.,SIL.,MIC,SO-8                   1369       $2.50      $3,428.52
193002-1           PIN,PASS TAPERED STRAP                    4861       $0.35      $1,677.53
529002-11          RES,VAR,10K,25%,2MM                       1715       $0.02         $35.50
529000AL225JTA     RES,R0402,.063W,5%,2.20M                  8352       $0.01         $96.05
529000AL104JTA     RES,R0402,.063W,5%,100K                  16510       $0.01         $82.55
529000AL3013FTA    RES,R0402,.063W,1%,301K                   9046       $0.01         $63.32
529000AL1004FTA    RES,R0402,.063W,1%,1M                     9110       $0.01         $63.77
529000AL6493FTA    RES,R0402,.063W,1%,649K                   7914       $0.03        $258.00
52900OAK8252FTB    RES,R0402,.063W,1%,82.5K                 16843       $0.00         $77.48
529000AL4753FTA    RES,R0402,.063W,1%,475K                   3076       $0.12        $353.74
529000AL273JTA     RES,R0402,.063W,5%,27.0K                  8923       $0.01         $44.62
529000AL202JTA     RES,0402,.063W,5%.2.00K                   3576       $0.02         $82.25
529000AL1503FTA    RES,R0402,.063W,1%,150K                   3978       $0.02         $91.49
529000AL331JTA     RES,R0402,.063W,5%,330                    9078       $0.01         $45.39
529000AL9R1JTA     RES,R0402,.063W,5%,9.1                    6410       $0.02        $147.43
529000AL131JTA     RES,R0402,.063W,5%,130                    3362       $0.01         $38.66
529000AL113JTA     RES,R0402,.063W,5%,11.0K                  9270       $0.01         $46.35
529000AL133JTA     RES,R0402,.063W,5%,13.0K                  8854       $0.01         $44.27
529000AL242JTA     RES,R0402,.063W,5%,2.40K                  1856       $0.02         $42.69
529000AL103JTA     RES,R0402,.063W,5%,10.0K                  8846       $0.01         $44.23
529000AL5493FTA    RES,R0402,.063W,1%,549K                   1780       $0.40        $719.12
529000AL5493FTA    RES,R0402,.063W,1%,549K                   7586       $0.04        $303.44
546015-101         R.F.,SW,L-BAND,SPDT,GaSa,MMIC             1643       $2.10      $3,444.06
539001-2           FILTR,SAW,914MHZ                            20       $1.66         $33.20
539009-1           XTAL,QTZ,10.000000 MHZ                     407       $5.00      $2,033.01
539008-1           XTAL,QTZ,28.59375 MHZ                      121       $8.75      $1,058.75
539010-1           XTAL,QTZ,32.768 KHZ                        596       $3.19      $1,898.86
529000AL6192FTA    RES,R0402,.063W,1%,61.9K                  2256       $0.02         $52.11
191115-3           PWB, PRISM PASS                           4237       $2.05      $8,685.85
191510-1           SHIELD FRAME, PRISM PASS                     4       $0.00          $0.00
529002-12          RES,VAR,100K,25%,2MM                       244       $0.30         $73.69
529002-12          RES,VAR,100K,25%,2MM                      2000       $0.31        $622.00
552000-13          SW,SEALED,SELECTOR,3MM SQ                   40       $1.05         $41.84
552000-13          SW,SEALED,SELECTOR,3MM SQ                 3000       $1.16      $3,465.00
552000-13          SW,SEALED,SELECTOR,3MM SQ                   20       $1.72         $34.32
552000-13          SW,SEALED,SELECTOR,3MM SQ                  615       $0.95        $584.25
                   Subtotal Aetec Furnished PASS Material                          $73,375.72

                                   EXHIBIT B

                                       C-Node Inventory
Part Number     Description                                   Qty        Cost      Extension
193786-1        ENCLOSURE, AC INLET                             6       $5.00         $30.00
193787-1        COVER, AC INLET ENCLOSURE                       7       $5.00         $35.00
46700108W3P3WB  SLDR, SN63, WIRE, RMA, .15 DIA                  2       $0.00          $0.00
524000-100      IC, MIC CTLR, 8-BIT, 16C73A-20                 60       $6.06        $363.60
524000-200      IC,FIFO, 512X9, 50MHZ, 7201                    52       $2.23        $115.96
524000-300      IC, FPGA, 22V10                                45      $13.78        $620.02
524000-302      IC, FPGA, ISPLSI1024                            3      $12.50         $37.50
524000-4        IC, GATE, OF, QUAD, 74ACT32                    46       $0.19          $8.74
524000-5        IC,FLIP FLOP,D,DUAL, 74AC74                   145       $0.21         $30.45
524000-8        IC, XCVR, BI-DIR, OCTAL, 74ABT245              15       $0.79         $11.85
524000-9        IC, BFR, OCTAL, 74FCT244                       10       $0.88          $8.80
524001-1        IC, OP AMP,QUAD, 100MHHZ, LT1230               60       $9.13        $547.80
524001-100      IC, COMPTR, ULTRAFAST, AD9698                 157       $3.30        $518.10
524001-2        IC, OP AMP,JFET,QUAD, LF347                   126       $0.85        $107.47
524001-300      IC, CONV,D/A, 6-BIT, 8444                      28       $1.78         $49.84
524001-400      IC, SWITCH, SPST, QUAD, MAX352                378       $1.76        $665.28
525000CP101AJTA CAP, C0805, 50V, NPO, 5%, 100PF               108       $0.02          $2.27
525000CP221AJTA CAP, C0805, 50V, NPO, 5%, 221PF              3394       $0.02         $73.99
525000CP681AJTA CAP, C0805, 50, NPO, 5%, 680PF               3392       $0.20        $690.61
525000CX104AJTA CAP, C0805, 50V,X7R, 5%, .10UF               6500       $0.04        $260.00
525000EP121AJTB CAP, C1206, 50V, NPO, 5%, 120PF               200       $0.05         $10.20
525001D106K35TA CAP, TANT, C7343, 35V, 10%, 10UF              313       $0.25         $79.22
526000-1        DIO, SHTKY,200NA@25V, MMBD301                 330       $0.15         $49.50
526000-508      DIO, LED, RED, 5V, 3.5MA, INT. RES.           691       $0.54        $369.82
526000-510      DIO, LED, RED, METAL CASE                      60       $3.55        $213.00
527000-102      XSTR, PNP,QD, EP2015                           79       $1.65        $130.35
529000BL000JTA  RES, R0603, 1AMP,0.0                         5000       $0.00         $15.00
529000BL1001FTA RES, R0603, .100W, 1%, 1.00K                 4998       $0.01         $59.48
529000BL104JTA  RES, R0603, .100W, 5%, 100K                   155       $0.01          $1.63
529000BL106JTA  RES, R0603, .100W, 5%, 10M                    281       $0.00          $0.84
529000BL112JTA  RES, R0603, .100W, 5%, 1.10K                  208       $0.01          $1.04
529000BL220JTA  RES, R0603, .100W, 5%, 22.0                  2763       $0.01         $13.82
529000BL222JTA  RES, R0603, .100W, 5%, 2.20K                   50       $0.01          $0.25
529000BL2490FTA RES, R0603,.100W, 1%, 249                      90       $0.00          $0.35
529000BL331JTA  RES, R0603, .100W, 5%, 330                    327       $0.00          $0.95
529000BL332JTA  RES, R0603,.100W, 5%, 3.30K                   111       $0.01          $1.11
529000BL333JTA  RES, R0603, .100W,5%, 33.0K                  5084       $0.00         $14.74
529000BL4990FTA RES, R0603, .100W, 1%, 499                    111       $0.02          $1.89
529001-104      RES, NTWK, 10 PIN, 220/330 OHM, 2%             89       $0.39         $34.91
529001-105      RES, NTWK, 10 PIN, 56/220 OHM, 5%              28       $0.40         $11.20
535000-1        IDCTR, CHIP, 32CS, 1UH, 10%                   148       $0.35         $51.36
535000-2        IDCTR, AXIAL LEAD, 100UH, 10%                 167       $1.93        $322.31
535000-3        IDCTR, RADIAL LEAD, 100UH, 10%                799       $1.93      $1,542.07
537001-3        PWR SPLY, MULTI O/PUT, MDLR                    11   $1,372.00     $15,092.00
539003-1        OSC, XTAL, CLK, 80 MHZ, 14PDIP                 26       $5.34        $138.84
540002-4        FLTR, EMI, LEADED                               1      $51.00         $51.00
542001-1        PWR CD, 3 PRNG, SJT VINYL, 8FT                 61       $2.49        $151.89
551000-1        FUSE, .75A, SURFSCE MT                       1754       $0.72      $1,258.32
551001-1        CKT BKR, 15 AMP, RD LED                        26      $14.92        $387.92
551001-4        CKT BKR, 8 AMP, RD LED                         12      $16.00        $192.00
553000-1        BTN, EXT., TACTILE SW, RED                     50       $0.09          $4.50
553001-11       TERM, LUG                                     260       $0.38         $99.74
553001-12       CONT, PL                                      139       $0.04          $5.56
553001-13       CONT, RCPT                                    932       $0.02         $15.75
553001-15       CONT, SKT                                     255       $0.07         $17.85
553001-4        CONT, RCPT                                    877       $0.11         $94.72
553001-5        CONT, PL                                       76       $0.06          $4.56
553001-6        CONT, PL                                      222       $0.06         $13.32
553001-8        CONT, PL                                      262       $0.08         $20.96
554000-28S      HEADER, DIP, LOW PROFILE, 28 SCKT              53       $0.12          $6.36
554000-32W      HEADER, DIP, LOW PROFILE, 32 SCKT               2       $0.36          $0.72
554000-40W      HEADER, DIP, LOW PROFILE, 40 SCKT              43       $0.15          $6.45
562001-9        CLP, CVL, NYL, 10/32, 3/8X.500                279       $0.09         $24.38
564001-1        HDL, EJCTR, BOT, BLK                           15       $2.23         $33.45
564001-100      HDW, MNTG, FOR 564001-1 &2                    131       $0.91        $119.21
564001-102      BLT. SLTD, FOR 19" RACK                       264      $11.48      $3,030.72
564001-104      HDW, INSL, M2.5 X 12 SCR W/ WSR               300       $0.95        $285.00
564001-107      TAPPED STRIPS                                  60       $5.41        $324.60
564001-2        HDL, EJCTR, TOP, BLK                           14       $2.23         $31.22
564001-204      PNL, BLK, PCB, NO HDL, 6U 4HP                  68       $7.64        $519.52
564001-408      FAN, COOLING, DC, 4.72" X 4.72" X 1.0          25      $12.00        $300.00
564001-409      FAN, GUARD, METAL 4.72" SQ                     56       $1.01         $56.56
564001-411      FAN, TUBEAXIAL, 105CFM, 115VAC                  4      $13.50         $54.00
564001-413      FAN, FILTER, AL, 4.25", CLR COAT                4       $4.50         $18.00
564001-415      FLTR, PANEL, EMI/DUST                           8      $50.59        $404.72
564001-501      GDE R, PCB, ESD CONT, PLASTIC                 705       $0.27        $190.35
564001-504      MTG KIT, 19" RK W/HDL, B, P SER.               14      $16.38        $229.32
571000PP1624PAZ SCR, PAN PH PL ST, 10-24 X .750,               78       $0.15         $11.70
571000PP1724PAZ SCR, PAN, PH, PL  ST, 10-32 X .750             67       $0.15         $10.05
573000N17PAZ    NUT, PL HEX/LCKWSR, PL ST, 10-32               38       $0.20          $7.60
573002-1        NUT, TINNERMAN, F TYPE, 10-24                 129       $0.73         $94.49
577000-1        CONN, BNC,RT ANGLE, 50 OHM, WHT               191       $0.59        $111.74
577000-2        CONN, ROW, RT ANGLE, 96PIN, 3 ROW              17       $1.39         $23.63
577000-3        CONN, PCB MT, CPL,, 8 CKT                      57       $0.35         $19.95
577000-4        CONN, PCV MT, RCPT, 8 CKY                      92       $1.19        $109.48
577001-50       CONN, BNC, ADPTR, JACK TO JACK                198       $5.72      $1,132.56
577003-10       CONN, PIN, .093, LOOSE PIECE                 1001       $0.05         $47.15
577003-2        CONN, ROW, SGL, HSG, .100 CTRS                  2       $3.50          $7.00
577003-3        CONN, RCPT SHELL, INSULD                     1999       $0.07        $133.73
577003-4        CONN, CBL, HSG                                 71       $0.19         $13.62
577004-1        CONN, D, PNL RCPT SHL, INSULD                  23       $0.19          $4.37
577004-2        CONN, PNL PL SHL, INSULD                       20       $3.25         $65.00
577004-3        CONN, PNL RCPT SHL                             81       $0.23         $18.53
577004-4        CONN, PNL, PL, SHL                              6       $0.34          $2.04
577004-6        CONN, PNL, HSG                                 76       $0.11          $8.36
579001-6        NUT, JAM, BNC CONN                            415       $0.10         $40.67
579001-7        WSHR, LK, INT TOOTH, BNC CONN                 333       $0.08         $27.91
602037-1        BRACKET, SUB RACK COVER                        45       $4.75        $213.75
602038-1        PANEL SUB RACK COVER                           26      $11.50        $299.00
602110-1        BACKPLANE, 4 SLOT, VME P1                       1     $211.85        $211.85
602113-3        PWB DETAIL - TOA BOARD                         46      $37.80      $1,738.80
602115-2        PWB DETAIL-MAST TIMING GENERAT                  2      $84.00        $168.00
602232-1        PNL, FRNT, MOD., TOA BD.                        4       $5.83         $23.32
602274-3        JUMPER CBL DUAL TERM                            1       $0.19          $0.19
M16878/1BKE3    WIRE, STRD, PVC, 14 AWG, ORN                  200       $0.10         $20.00
MS15795-806     WSHR, FL, CRES, #6, .156ID X .375OD           244       $0.20         $48.80
MS35649-264     NUT, PL HEX, CRES, .138-32                    330       $0.19         $62.70
MS51957-17      SCR, PAN HD, XRCSS, .112-40 X .500             23       $0.15          $3.45
MS51957-30      SCR, PAN HD, XRCSS, .138-32 X .500            790       $0.09         $71.10
MS51957-36      SCR, PAN HD, XRCSS, .138-32 X 1.500            97       $0.14         $13.58
529000BL101JTA  RES, R0603, .100W, 5%, 100                     20       $0.50         $10.00
529000BL102JTA  RES, R0603, .100W, 5%, 1.00K                  102       $0.50         $51.00
564001-108      SCR, CHEESEHEAD, 2.5MM X 12MM                 218       $1.20        $261.60
M16878/1BKE5    WIRE, STRD, PVC, 14 AWG, GRN                  150       $0.45         $67.50
577000-10       CONN, ROW, RCPT, 96P, 3R, .180LG                3       $3.50         $10.50
527000-100      XSTR, PNP, 2N2907A                             28       $0.02          $0.53
193686-1        CCA, CNODE INTERFACE                            1     $234.00        $234.00
553001-10       TERM, RING TONGUE, INSLTD                       8       $0.20          $1.60
577003-8        CONN, SHELL, PLUG, .093 PIN &SKT               90       $1.69        $152.10
553001-13       CONT, RCPT                                      7       $0.02          $0.12
                Total C-Node Inventory                                            $37,397.68