Form 10QSB
period 2004-03-31
ALANCO TECHNOLOGIES INC
filed 2004-05-18
CIK 98618

ALANCO TECHNOLOGIES, INC.



                            ALANCO TECHNOLOGIES, INC.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


       X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     ----
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     ----
          For the transition period from            to
                                         ----------    ----------
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

                As of May 5,  2004  there  were 22,848,200 shares,
                --------------------------------------------------
                net of treasury shares, of common stock outstanding.
                ----------------------------------------------------

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

                                      INDEX



Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets
               March 31, 2004 (unaudited) and June 30, 2003...............3

            Condensed Consolidated Statements of Operations (Unaudited)
               For the three months ended March 31,
               2004 and 2003..............................................4

            Condensed Consolidated Statements of Operations (Unaudited)
               For the nine months ended March 31,
               2004 and 2003..............................................5

            Changes in Certain Equity and Preferred Stock
               Accounts (unaudited) For the nine months ended
               March 31, 2004 and 2003....................................6

            Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the nine months ended March 31,
               2004 and 2003..............................................7

            Notes to Condensed Consolidated Financial Statements
                     (Unaudited)......................................... 9
                     Note A - Basis of Presentation
                     Note B - Inventories
                     Note C - Contracts in Process
                     Note D - Deferred Revenue
                     Note E - Loss per Share
                     Note F - Equity
                     Note G - Industry Segment Data
                     Note H - Related Party Transactions
                     Note I - Line of Credit
                     Note J - Conversion of Debt to Equity
                     Note K - Litigation
                     Note L - Subsequent Event

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................15

PART II. OTHER INFORMATION

         Item 6.   Exhibits .............................................20

                   Signature ............................................20

                        ALANCO TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2004 AND JUNE 30, 2003

                                                     Mar 31, 2004  June 30, 2003
                                                    ------------- --------------
                                                     (unaudited)
ASSETS
CURRENT ASSETS
   Cash                                              $     26,400  $     97,700
   Accounts receivable, net                               811,800       808,500
   Subscription receivable                                  --          899,200
   Cost & est. earnings in excess of billings
       on uncompleted projects                             49,900         --
   Inventories, net                                     2,119,400     1,278,700
   Prepaid expenses and other current assets              142,100        53,100
                                                     ------------  ------------
        Total current assets                            3,149,600     3,137,200
                                                     ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET                        264,000       343,800
                                                     ------------  ------------

OTHER ASSETS
   Goodwill, net                                        5,356,300     5,351,300
   Other intangible assets                                746,600       911,700
   Long-term notes receivable, net                         96,000       291,000
   Net assets held for sale                               170,800       223,200
   Other assets                                            48,900        61,200
                                                     ------------  ------------
        Total other assets                              6,418,600     6,838,400
                                                     ------------  ------------
TOTAL ASSETS                                         $  9,832,200 $  10,319,400
                                                     ============  =============

LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses             $  1,560,200 $   1,636,100
   Credit line                                            787,500       874,000
   Capital leases, current                                  5,700        24,600
   Deferred revenue, current                               59,500        76,000
                                                     ------------  ------------
        Total Current Liabilities                       2,412,900     2,610,700

LONG TERM LIABILITIES
   Notes payable and capital leases, long term            920,100     1,170,100
   Deferred revenue, long term                              --           25,200
                                                     ------------  ------------

TOTAL LIABILITIES                                       3,333,000     3,806,000
                                                     ------------  ------------

   Preferred Stock - Series B, 500,000 shares
      authorized, 58,600  and 54,500 shares
      issued and outstanding, respectively                587,800       545,900
                                                     ------------  ------------

SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible,
      5,000,000 shares authorized, 2,644,800
      and 2,248,400 shares issued and outstanding,
      respectively                                      3,157,000     2,653,200
   Common Stock, 19,091,300 and 20,609,100 shares
      issued and 18,591,300 and 15,612,200 shares
      outstanding, respectively                        65,204,700    65,014,000
   Treasury Stock, 500,000 and  4,996,900 shares
      at cost                                            (375,200)   (2,084,000)
   Accumulated deficit                                (62,075,100)  (59,615,700)
                                                     ------------  ------------
        Total shareholders' equity                      5,911,400     5,967,500
                                                     ------------  ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $  9,832,200 $  10,319,400
                                                     ============  ============

     See accompanying notes to the consolidated financial statements

                        ALANCO TECHNOLOGIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                          2004         2003
                                                     ------------  ------------

NET REVENUES                                         $  1,221,100  $  1,296,900

      Cost of goods sold                                  780,000       797,400
                                                     ------------  ------------

GROSS PROFIT                                              441,100       499,500

      Selling, general and administrative expense       1,173,700     1,266,000
                                                     ------------  ------------

OPERATING LOSS                                           (732,600)     (766,500)

OTHER INCOME & EXPENSES
      Interest income (expense), net                      (21,500)      (30,600)
      Other income (expense), net                           9,000         2,200
                                                     ------------  ------------
LOSS FROM OPERATIONS                                     (745,100)     (794,900)

      Series A preferred stock dividend - in kind        (203,200)        --
      Series B preferred stock dividend - in kind         (15,000)      (13,800)
                                                     ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS         $   (963,300) $   (808,700)
                                                     ============  =============

NET LOSS PER SHARE - BASIC AND DILUTED
      Net loss attributable to common shareholders   $      (0.05) $      (0.04)
                                                     ============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             17,875,500    20,059,100
                                                     ============  ============

       See accompanying notes to the consolidated financial statements


                        ALANCO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       FOR THE NINE MONTHS ENDED MARCH 31,

                                                         2004           2003
                                                     ------------  ------------

NET REVENUES                                         $  3,492,600  $  6,604,100

       Cost of goods sold                               2,180,600     4,184,800
                                                     ------------  ------------

GROSS PROFIT                                            1,312,000     2,419,300

       Selling, general and administrative expense      3,445,900     3,977,000
                                                     ------------  ------------

OPERATING LOSS                                         (2,133,900)   (1,557,700)

OTHER INCOME & EXPENSES
       Interest expense, net                             (128,600)      (84,400)
       Other income, net                                   48,300         8,000
                                                     ------------  ------------

LOSS FROM OPERATIONS                                   (2,214,200)   (1,634,100)

       Series A preferred stock dividend - in kind       (203,200)        --
       Series B preferred stock dividend - in kind        (42,000)      (38,400)
                                                     ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS           (2,459,400) $ (1,672,500)
                                                     ============  =============

NET LOSS PER SHARE - BASIC AND DILUTED
       Net loss attributable to common shareholders  $     (0.15)  $      (0.09)
                                                     ============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             16,479,500     18,210,400
                                                     ============  =============

      See accompanying notes to the consolidated financial statements

                                ALANCO TECHNOLOGIES, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN CERTAIN SHAREHOLDERS' EQUITY AND PREFERRED
             STOCK ACCOUNTS FOR THE NINE MONTHS ENDED MARCH 31, 2004 (Unaudited)

                                    Common Stock        Preferred Stock          Preferred Stock       Treasury Stock
                                                            Series A                 Series B
                                Shares       Dollars      Shares     Dollars    Shares    Dollars    Shares       Dollars

Balance @ 6/30/03             20,609,100  $ 65,014,000  2,248,400  $ 2,653,200  54,500  $ 545,900  4,996,900   $ (2,084,000)

Preferred dividends in kind     --           --           135,400      203,200   --         --         --           --
Preferred dividends in kind     --           --             --           --      4,100     41,900      --           --
Shares issued for services
 and cancellation of put
 option                          183,700        68,800      --           --      --         --         --           --
Private Offerings              2,438,500     1,437,800    261,000      300,800   --         --       522,000       (198,400)
Options/Warrants exercised       340,000       133,300      --           --      --         --         --           --
Debt restructure                 538,900       458,000      --           --      --         --         --           --
Cancelled Treasury Stock      (5,018,900)   (1,907,200)     --           --      --         --    (5,018,900)     1,907,200
                             -----------  ------------  ---------  -----------  ------  --------- ----------   -----------
Balances @ 03/31/04           19,091,300  $ 65,204,700  2,644,800  $ 3,157,200  58,600  $ 587,800    500,000   $   (375,200)
                             ===========  ============  =========  ===========  ======  ========= ==========   ============

                                      See accompanying notes to the consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     FOR THE NINE MONTHS ENDED MARCH 31,

                                                               2004           2003
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                                   $ (2,214,200)  $ (1,634,100)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                            257,600        319,400
      Stock and warrants issued for services and
        cancellation of stock put options charged to
        interest expense                                        68,800         27,200
      (Income)loss from assets held for sale                   (17,600)         3,400
      Gain on disposal of asset                                 (1,000)       (43,400)
   Changes in:
      Accounts receivable, net                                  (3,300)       (89,800)
      Costs and estimated earnings in excess of billings
         on uncompleted contracts                              (49,900)      (374,700)
      Inventories, net                                        (840,700)      (203,700)
      Prepaid expenses and other current assets                (89,000)       (34,100)
      Accounts payable and accrued expenses                     62,100        463,600
      Deferred revenue                                         (41,700)        20,100
      Billings and estimated earnings in excess of costs
         on uncompleted contracts                                --           (54,100)
      Other assets                                              12,300          --
                                                          ------------   ------------
   Net cash used in operating activities                    (2,786,600)    (1,600,200)
                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale                           70,000         26,300
   Collection of notes receivable                              195,000          3,200
   Purchase of property, plant and equipment                   (17,100)       (46,300)
   Proceeds from the sale of property, plant and equipment       5,200         20,000
   Goodwill                                                     (5,000)       (32,900)
                                                          ------------   ------------
   Net cash used in investing activities                       248,100        (29,700)
                                                          ------------   ------------

        See accompanying notes to the consolidated financial statements
\

                            ALANCO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE NINE MONTHS ENDED MARCH 31, (Continued)
                                                               2004           2003
                                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on borrowings                                    2,054,500      2,286,500
   Repayment on borrowings                                  (2,159,900)    (2,274,800)
   Subscriptions receivable                                    899,200          --
   Proceeds from sale of Preferred Stock                       102,400          --
   Proceeds from sale of Common Stock                        1,641,000      1,395,000
                                                           ------------   ------------
   Net cash provided by (used in) financing  activities      2,467,200      1,406,700
                                                           ------------   ------------

NET INCREASE (DECREASE) IN CASH                                (71,300)      (223,200)

CASH AND CASH EQUIVALENTS, beginning of period                  97,700        328,400
                                                           ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                  $     26,400   $    105,200
                                                           ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Net cash paid during the period for interest           $     69,700   $     78,500
                                                           ============   ============

   Non-Cash Activities:
      Shares issued in payment of accounts payable        $    245,000   $      --
                                                           ============   ============
      Note received in exchange for assets                $      --      $    100,000
                                                           ============   ============
      Value of stocks and warrants issued for services    $     68,800   $     60,200
                                                           ============   ============
      Preferred stock dividend, in kind                   $    245,100   $     38,400
                                                           ============   ============
      Value of treasury stock redeemed in preferred stock
         and warrant issuance                             $    198,400   $      --
                                                           ============   ============
      Value of treasury stock cancelled                   $  1,907,200   $      --
                                                           ============   ============
      Conversion of debt to equity                        $    250,000   $      --
                                                           ============   ============


          See accompanying notes to the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2004

Note A - Basis of Presentation

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business Segments: Computer Data Storage Segment and RFID Technology Segment.

         The unaudited condensed consolidated balance sheet as of March 31, 2004 and the related unaudited condensed consolidated statements of operations and cash flows for the nine months ended March 31, 2004 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended June 30, 2003, expressed a concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company's financial statements for the three and nine months ended March 31, 2004 and 2003. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts presented below:


                                                      9 months ended March 31,            3 months ended March 31,
                                                         2004             2003              2004             2003
                                                    --------------   --------------    --------------   --------------
Net loss, as reported                               $  (2,459,400)   $  (1,672,500)    $    (688,600)   $    (808,700)

Add: Stock-based Employee compensation
     expense included in reported income,
     net of related tax effects                           --               --                --               --

Deduct: Total stock-based Employee
     compensation expense determined under
     fair value based methods for all awards,
     net of related tax effects                     $    (327,200)   $    (109,700)    $     (32,900)   $     (16,000)
                                                    --------------   --------------    --------------   --------------

Pro forma net loss                                  $  (2,786,600)   $  (1,782,200)    $    (721,500)   $    (824,700)
                                                    ==============   ==============    ==============   ==============

Net loss per common share, basic and diluted
       As reported                                  $       (0.15)   $       (0.09)    $       (0.04)   $       (0.04)
                                                    ==============   ==============    ==============   ==============
       Pro forma                                    $       (0.17)   $       (0.10)    $       (0.05)   $       (0.04)
                                                    ==============   ==============    ==============   ==============

Weighted average common shares                         16,479,500       18,210,400        17,875,500       20,059,100
                                                    ==============   ==============    ==============   ==============

         During the quarter ended March 31, 2004, the Company granted employee stock options to purchase 60,000 shares of the Company's Class A Common Stock at an average purchase price of $0.54, market price on date granted. The fair value of option grants is estimated as of the date of grant, in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model, with the assumptions utilized in the year-end financial statements.

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

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 2004, and June 30, 2003, are summarized as follows:

                                                   March 31,        June 30,
                                                     2004             2003
                                                 ------------     ------------
                                                  (unaudited)
Raw materials and purchased parts                $  1,737,800     $  1,007,000
Work-in-progress                                      329,700          260,400
Finished goods                                        209,700          199,700
                                                 ------------     ------------
                                                    2,277,200        1,467,100
Less reserves for obsolescence                       (157,800)        (188,400)
                                                 ------------     ------------
                                                 $  2,119,400     $  1,278,700
                                                 ============     ============

Note C - Contracts In Process

         Costs incurred, estimated earnings and billings in the TSI PRISM segment, related to contracts for the installation of TSI PRISM system in process at March 31, 2004 and June 30, 2003 consist of the following.

                                                   March 31,        June 30,
                                                    2004              2004
                                                 ------------     ------------
Costs incurred on uncompleted contracts          $     66,400     $    --
Estimated gross profit earned to date                  44,500          --
                                                 ------------     ------------
Revenue earned to date                                110,900          --
Less Billing to date                                  (61,000)         --
                                                 ------------     ------------
Costs and estimated earnings in excess of
     Billing (billing in excess of costs
     and earnings)                               $     49,900     $    --
                                                 ============     ============

Note D - Deferred Revenue

         Deferred Revenues at March 31, 2004 and June 30, 2003 consist of the following:


                                                   March 31,        June 30,
                                                     2004             2003
                                                 ------------     ------------
Extended warranty revenue                        $     59,500     $    101,200
Less - current portion                                (59,500)         (76,000)
                                                 ------------     ------------
Deferred revenue - long term                     $     --         $     25,200
                                                 ============     ============

Note E - Loss Per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares outstanding of common stock.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2004 there were 6,013,657 potentially dilutive securities outstanding.

Note F - Equity

         During the nine months ended March 31, 2004, the Company issued a total of approximately $2.1 million in Class A Common Stock. $1 million was raised by the sale of units at $.65 per unit, consisting of one share of Class A Common Stock and a warrant to purchase 5 shares. The warrants have a strike price of $.75 per share and expire July 9, 2004, 120 days after the date the related S-3 registration statement became effective. $260,000 was raised by the private placement of 400,000 shares of Class A Common Shares at $.65 per share and approximately $133,000 was raised from the exercise of employee stock options and warrants. In addition, $250,000 of common stock was issued by the conversion of a portion of the Company's credit line into Class A Common Shares at $.50 per share, as provided in the line of credit agreement, $68,800 was issued for services rendered and $378,000, in settlement of approximately $495,000 of recorded accounts payable and long term debt with a vendor of TSI. Expense incurred during the nine months that were associated with the sale of common shares amounted to approximately $75,000, resulting in net value of Common Stock issued of approximately $2.02 million.

         The Company also issued, during the first quarter of the current fiscal year, $300,800 of Series A Preferred Stock. This completed a private placement that had been initiated during the fourth quarter of the previous fiscal year. The Series A Preferred Stock private placement is more fully explained in the Form-10KSB for the year ended June 30, 2003.

Note G -Segment Data

Information concerning operations by industry segment follows (unaudited):


                                  Nine Months ended 3/31      Three Months Ended 03/31
                                     2004          2003          2004          2003
                                 ------------  ------------  ------------  ------------
Revenue
       Data Storage              $  3,335,600  $  3,070,100  $  1,088,900  $    977,600
       TSI PRISM                      157,000     3,534,000       132,200       319,300
                                 ------------  ------------  ------------  ------------
  Total Revenue                     3,492,600     6,604,100     1,221,100     1,296,900
                                 ------------  ------------  ------------  ------------

Gross Profit
       Data Storage                 1,227,700     1,300,700       363,800       406,300
       TSI PRISM                       84,300     1,118,600        77,300        93,200
                                 ------------  ------------  ------------  ------------
  Total Gross Profit                1,312,000     2,419,300       441,100       499,500
                                 ------------  ------------  ------------  ------------

Gross Margin
       Data Storage                     36.8%         42.4%         33.4%         41.6%
       TSI PRISM                        53.7%         31.7%         58.5%         29.2%
       Overall Gross Margin             37.6%         36.6%         36.1%         38.5%

Operating Expense
       Data Storage                 1,222,700     1,594,800       398,100       479,500
       TSI PRISM                    1,521,900     1,693,000       523,100       555,700
                                 ------------  ------------  ------------  ------------
  Total Segment Operating Expense   2,744,600     3,287,800       921,200     1,035,200

Operating Profit/Loss
       Data Storage                     5,000      (294,100)      (34,300)      (73,200)
       TSI PRISM                   (1,437,600)     (574,400)     (445,800)     (462,500)
       Corporate Expense             (701,300)     (689,200)     (252,500)     (230,800)
                                 ------------  ------------  ------------  ------------
  Operating Loss                 $ (2,133,900) $ (1,557,700) $   (732,600) $   (766,500)
                                 ============  ============  ============  ============

Depreciation and Amortization
       Data Storage                    22,800        83,900         7,300        20,100
       TSI PRISM                      230,600       220,500        77,900        73,600
       Corporate                        4,200        15,000           600         2,100
                                 ------------  ------------  ------------  ------------
  Total Depreciation and
     Amortization                 $   257,600   $   319,400  $     85,800 $      95,800
                                 ============  ============  ============  ============

Note H - Related Party Transactions

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

Note I - Line of Credit

         At March 31, 2004, the Company has an outstanding balance of $1,287,500, of which $787,500 is presented as line of credit balance due and $500,000 is presented as notes payable - long term portion. The outstanding balance is under a $1.55 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and modified in April and October of 2003 (the "Agreement"). During the October 2003 negotiations, the Lender indicated a desire to convert $250,000 of debt into equity as provided for in the Agreement and agreed to complete the conversion by November 14, 2003. As compensation to the Lender for amending and extending the Agreement, the Company agreed to continue maintaining a $500,000 minimum outstanding balance subsequent to the $250,000 conversion of debt to equity and to issue the Lender warrants to purchase 50,000 shares of the Company's Class A Common Stock at $.60 per share, the fair market value on the date of the Agreement. See Note H - Related Party Transaction for additional discussion related to Lender and Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors.

Note J - Conversion of Debt to Equity

         During January 2004, the Company entered into an agreement with EMS Technologies, Inc. ("EMS") whereby TSI purchased various inventory and tooling from EMS, resolved various obligations of both EMS and TSI, and converted approximately $208,000 of accounts payable and $250,000 of long-term debt into equity through the issuance of 539,000 shares of Class A Common Stock and the assumption of certain liabilities. As part of the agreement, the Company committed to file an appropriate Form S-3 registration statement pertaining to the 539,000 shares issued. This entire agreement was later rescinded by mutual agreement because of difficulties the agreement created under SEC regulations relative to a Company S-3 registration statement then in the process of becoming effective. In March of 2004, subsequent to the effective date of the S-3 registration statement, the parties again effected the agreement with the same terms and conditions as were agreed in January 2004. A copy of the final agreement is attached as an exhibit to this Form 10-QSB filing.

Note K - Litigation

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2003. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend against the action. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc. and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial.

Note L - Subsequent Events

         In April of 2004, the Company raised $2,070,000 by the sale of 1,380,000 shares of Class A Common Stock, warrants to acquire up to 700,000 shares of Class A Common Stock at an exercise price of $1.60 and additional warrants to acquire up to 700,000 shares at $2.00. The Company has committed to file an S-3 Registration Statement to register the shares issued and the shares underlying the warrants. The warrants with the $1.60 strike price will expire 120 days following the effective date of an S-3 Registration Statement covering the underlying Common shares. The warrants with the $2.00 strike price will expire 5 years following the effective date of an S-3 Registration Statement covering the underlying Common shares.

         In addition to the private placement discussed above, the Company raised an additional approximately $1.4 million since March 31, 2004 by the exercise of warrants and employee stock options.

         Subsequent to March 31, 2004, the Company was notified that its Lender had elected to exercise its right under section 6B of the Loan Agreement, as amended, to convert $250,000 of the outstanding balance of the credit line into 500,000 shares of Alanco's Class A Common Stock. The effect of this conversion will be to reduce the maximum credit line from $1.55 million to $1.3 million.

         The Company adopted a Stockholders Rights Plan at its May 12, 2004 Board of Directors meeting. A copy of that Plan is attached as an exhibit to this Form-10-QSB filing.


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

Results of Operations

(A)      Three months ended 3/31/2004 versus 3/31/2003

Revenues
         Consolidated revenue for the quarter ended March 31, 2004 was $1,221,100, compared to $1,296,900 for the comparable quarter of the previous year, a decrease of $ 75,800, or 5.8%. The decrease is attributed to a decrease of the RFID Technology revenue, which decreased from $ 319,300 for the quarter ended March 31, 2003 to $132,200 in the comparable current year quarter, a decrease of 58.6%. The Data Storage Segment revenues increased to $1,088,900, an 11.4% increase compared to $977,600 reported in the quarter ended March 31, 2003. The decrease in RFID Technology revenue resulted from prison contract and funding postponements caused by fiscal budgetary constraints. The increase in Data Storage Segment revenues resulted from increased demand for the Company's data storage products.

Gross profit and Operating Expenses
         Gross profit generated during the quarter amount to $441,100, a decrease of $58,400 when compared to the same quarter of the prior year. Gross margins decreased from 38.5% for the quarter ended March 31, 2003 to 36.1% for the current quarter. The decrease in gross margin resulted primarily from a change in product mix to lower gross margin products in the data storage segment. Selling, general and administrative expenses for the current quarter decreased to $1,173,700, a $92,300 decrease, or 7.3%, when compared to $1,266,000 incurred in the comparable quarter of fiscal year 2003. The decrease is attributable to cost control measures initiated by the Company in the Data Storage Segment.

Operating Loss
         The Operating Loss for the quarter was $732,600 compared to a loss of $766,500 for the same quarter of the prior year, a decrease of 4.4%. The decreased operating loss resulted from decreases in operating losses of both Data Storage and TSI PRISM operating segments. The $445,800 operating loss generated by the RFID Technology Segment was a decrease of $16,700 when compared to an operating loss of $462,500 reported for the same quarter of the prior year. Also reflecting an improvement from prior quarters, the Data Storage Segment reported an operating loss of $34,300, a $38,900 decrease from the $73,200 operating loss reported for the quarter ended March 31, 2003. The Data Storage improvement in operating loss resulted from increased Data Storage revenues and cost reduction programs instituted by the Company.

Interest and Dividends Expense
         Interest expense for the quarter amounted to $21,500, a decrease of $9,100 when compared to interest expense of $30,600 for the same quarter in the prior year. The Company paid quarterly in-kind Series B Preferred Stock dividends with values of $15,000 and $13,800 in fiscal year 2004 and 2003, respectively. In addition, the Company declared and paid its first Series A Preferred Stock dividend by issuing shares of in-kind stock valued at $203,200. The Series A Preferred Stock provides for a stock dividend to be declared and paid on a six-month interval. Some of the Series A Preferred Stock had been issued during the fourth quarter of fiscal year ended June 30, 2003, and therefore the dividend reflected a period greater than six months.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended March 31, 2004 amounted to $963,300, or ($.05) per share, compared to a loss of $808,700, or ($.04) per share, in the comparable quarter of the prior year. Although the Company has initiated cost control measures that have impacted the current quarter, operating results have continued to be affected by unfavorable economic conditions and reduced capital spending budgets that have adversely affected Alanco's business in recent quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.


(B)      Nine months ended 3/31/2004 versus 3/31/2003

Revenues
         Consolidated revenue for the nine months ended March 31, 2004 was $3,492,600, compared to $6,604,100 for the comparable period of the previous year, a decrease of $3,111,500, or 47.1%. The decrease in revenue is attributed to a decrease of the RFID Technology revenue, which decreased from $3,534,000 for the nine months ended March 31, 2003 to $157,000 in the comparable current year nine-month period. The Data Storage Segment revenues increased to $3,335,600, an 8.6% increase compared to $3,070,100 reported for the period ended March 31, 2003. The decrease in RFID Technology revenue resulted from prison contract award and funding postponements caused by fiscal budgetary constraints that added further delays to the already lengthy state contract procurement process. The increase in Data Storage Segment revenues resulted from increased demand for the Company's data storage products.

Gross profit and Operating Expenses
         Gross profit generated during the nine-month period ended March 31, 2004 amounted to $1,312,000, a decrease of $1,107,300, or 45.8% when compared to the $2,419,300 for same period of the prior year. Gross margins increased to 37.6% for the quarter ended March 31, 2004 when compared to the gross margin of 36.6% for the same period of the prior year. The decrease in gross profit resulted from the reduction in sales, while the increase in gross margin resulted primarily from a change in product mix.

         Selling, general and administrative expenses for the current nine-month period decreased to $3,445,900, a $531,100, or 13.4%, decrease when compared to $3,977,000 incurred in the comparable nine-month period of fiscal year 2003. The decrease is attributable primarily to reduced sales commissions in the RFID Technology Segment and cost control measures initiated by the Company in the Data Storage Segment.

Operating Loss
         The Operating Loss for the nine-month period was $2,133,900, an increase of $576,200, or 37.0%, when compared to a loss from operations of $1,557,700 for the same period of the prior year. The increased loss from operations resulted from a $1,437,600 operating loss generated by the RFID Technology Segment, an increase of $863,200, or 150.3%, compared to an operating loss of $574,400 reported for the same period of the prior year. The Data Storage Segment operating income of $ 5,000 was a significant improvement over the $294,100 operating loss reported for the nine-month period ended March 31, 2003.

Interest and Dividends Expense
         Interest expense for the nine-month period amounted to $128,600, an increase of $44,200 when compared to interest expense of $84,400 for the same period in the prior year. Included in interest expense for the current period is $49,900, reflecting the value of shares issued to terminate a Common Stock put option.

         For the nine-month period the Company paid an in-kind Series B preferred stock dividend with a value of $42,000, compared to $38,400 paid in the previous fiscal year. In addition, the Company declared and paid its first Series A Preferred Stock dividend by issuing shares of in-kind stock valued at $203,200. The Series A Preferred Stock provides for a stock dividend to be declared and paid on a six-month interval. Some of the Series A Preferred Stock had been issued during the fourth quarter of fiscal year ended June 30, 2003, and therefore the dividend reflected a period greater than six months.

Net Loss Attributable to Common Stockholders
         The Net Loss Attributable to Common Stockholders for the nine-month period ended March 31, 2004 was $2,459,400, or ($.15) per share, an increase of $786,900 or 47.0%, compared to a loss of $1,672,500, or ($.09) per share, in the comparable period of the prior year. Although the Company has initiated cost control measures that have impacted the current nine-month period, operating results, especially in the RFID Technology Segment, have continued to be affected by unfavorable economic conditions and reduced capital spending that have adversely affected Alanco's business in recent quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

         Liquidity and Capital Resources

         The Company's current assets at March 31, 2004 exceeded current liabilities by $736,700, resulting in a current ratio of 1.30 to 1. At June 30, 2003 the Company's current assets exceeded current liabilities by $526,500, reflecting a current ratio of 1.20 to 1. The increase in the current ratio for the period resulted from additional equity raised that was used to reduce the credit line, offset by continuing operating losses. Accounts receivable of $811,800 at March 31, 2004, reflects a status quo when compared to the $808,500 reported as consolidated accounts receivables at June 30, 2003. The accounts receivable balance at March 31, 2004 represented forty-five days' sales in receivables compared to twenty-nine days' sales at June 30, 2003. The increase in days' sales in receivables resulted from a delay in final contract payments in the RFID Technology Segment that had recognized the revenue during the previous period.

         Consolidated inventories at March 31, 2004 amounted to $2,119,400, an increase of $840,700 when compared to $1,278,700 at June 30, 2003. $395,100 of the increase resulted from Data Storage Segment increases required for anticipated increases in Data Storage sales. The increase in the RFID Technology inventory accounted for the remaining $445,000 increase and was the result of necessary increases in inventory in anticipation of contract awards.

         At March 31, 2004, the Company had a balance of $1,287,500 (including $500,000 classified as long term notes payable) under a $1.55 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 4%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At March 31, 2004, the Company had $262,500 available under the line of credit. See Line of Credit Footnote I above for a discussion of certain modifications and extension of the existing line of credit agreement executed during the quarter ended March 31, 2004.

         Cash used in continuing operations for the nine-month period was $2,856,600; an increase of $1,256,400 when compared to cash used in operations of $1,600,200 for the comparable period ended March 31, 2003. The increase was due primarily to increases in the loss from operations for the period and increases in inventory balances due to anticipated contract awards.

         During the nine months ended March 31, 2004, the Company collected $899,200 in subscription receivables and $195,000 in notes receivable. Purchases of additional equipment for the nine months ended March 31, 2004 amounted to $17,100, compared to equipment purchases of $46,300 in the comparable period of the prior year. Net proceeds from stock sales for the nine-month period amounted to $1,641,000, compared to $1,395,000 in the comparable period of the prior year. Repayment on borrowings during the period amounted to $2,159,900, while advances from borrowings amounted to $2,054,500.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2004 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing or sale of stock. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at March 31, 2004. If additional working capital was required and the Company was unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. See Footnote F - Equity and Footnote L - Subsequent Events, for additional information related to working capital raised by the Company during the nine months ended March 31, 2004, necessary to achieve planned operating results for the current fiscal year.

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

PART II.  OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

          The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2003. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the actions. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc. and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial.

Item 2 - CHANGES IN SECURITIES

         During the nine months ended March 31, 2004, the Company issued 261,000 shares of Series A Preferred Stock related to the offering more fully discussed in Note F, 3,317,400 shares of Class A Common Stock in private transactions and employee stock options exercised, and 183,700 shares of Common Stock for services rendered and cancellation of put options.

Item 6.  EXHIBITS


         10.1 EMS Supply Agreement Amendment
         10.2 Form of Investor Agreement
         10.3 Shareholders Rights Agreement
         31.1 Certification of Chief Executive Officer
         31.2 Certification of Chief Financial Officer
         32.1 Certification of Chief Executive Officer and Chief Financial
              Officer

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

Date:    May 14, 2004

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

Date:    May 14, 2004
/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended March 31, 2004 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   May 14, 2004
                                  /s/ Robert R. Kauffman
                                  ----------------------
                                  Robert R. Kauffman
                                  Chief Executive Officer

                                  /s/ John A. Carlson
                                  ----------------------
                                  John A. Carlson
                                  Chief Financial Officer

Exhibit 10.1
                          ASSET PURCHASE AGREEMENT AND
                               SECOND AMENDMENT TO
                          SUPPLY AND LICENSE AGREEMENT


         THIS ASSET PURCHASE AGREEMENT AND SECOND AMENDMENT TO SUPPLY AND LICENSE AGREEMENT ("Second Amendment") is made this 23rd day of March, 2004, between EMS TECHNOLOGIES, INC., a Georgia corporation ("EMS"), and TECHNOLOGY SYSTEMS INTERNATIONAL, INC., an Arizona corporation ("TSI").
RECITALS:

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

         5. Purchase of Inventory.

                  a. TSI shall purchase certain of EMS' inventory of non-defective prison monitoring system parts, including the remaining c-node inventory once TSI assumes manufacturing responsibility for c-nodes. The inventory to be initially purchased, as well as the purchase price for the same, is set forth on Exhibit "A" attached hereto (excluding c-node inventory), with an aggregate purchase price of $193,262.51 (the sum of the individual parts prices reflected on said Exhibit A plus $8,000.00), to be paid in the manner set forth in section 6 below. The deferred balance for the inventory will be paid as the inventory is consumed on a pro-rata basis, that is, the deferred balance to be paid for each inventory part shall be determined by multiplying the price for said part shown on Exhibit "A" by the fraction 29,315.51/193,262.51 (or 0.152). TSI shall produce a quarterly report of what inventory remains, and shall pay for any inventory used in the quarter in three equal quarterly installments commencing 15 days after the end of the quarter. The initial payment trigger is removing parts from the shelf, not when TSI's customer pays for the system. Any balance owed with respect to the inventory would be due in full two years following the date hereof, regardless of whether the inventory has at that time been consumed by TSI. The inventory must be of good quality. Any inventory found to be defective as it is used will be returned to EMS and the balance of the obligation for the inventory reduced by TSI's purchase price for such returned inventory. In addition, if the defective inventory makes other inventory purchased from EMS obsolete because of the unavailability of parts to produce components, then such other obsolete inventory may also be returned to EMS for credit.

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

         6. The following table summarizes the payment obligations of TSI to EMS set forth above:

--------------------------- --------------- ----------------------------------------------------------
Item                          Fixed Amount    Contingent Amount
----------------------------- --------------- --------------------------------------------------------
Illinois Invoices             $200,000
----------------------------- --------------- --------------------------------------------------------
MCAE Tooling                  $50,000         Plus additional $10,000 payable $2.00 per housing set
                                              after first 2,000 sets
----------------------------- --------------- --------------------------------------------------------
Warranty Credit               ($50,000)
----------------------------- --------------- --------------------------------------------------------
C-Nodes                                       $137,000 to be "paid" by crediting $4,000 per c-node
                                              manufactured by EMS, and $1,250 royalty for each
                                              c-node manufactured by TSI
----------------------------- --------------- --------------------------------------------------------
Inventory                     $193,262.51     Plus additional amount for remaining c-node inventory
                                              when TSI assumes c-node manufacturing obligation
----------------------------- --------------- --------------------------------------------------------

TOTAL FIXED AMOUNT PAYABLE    $393,262,51
----------------------------- --------------- --------------------------------------------------------


The total fixed initial amount payable of $489,893 shall be paid as follows:

         $75,000 cash on or before the execution hereof, the receipt of which is acknowledged

         $29,315.51 cash on a deferred basis as the inventory is employed in accordance with section 5 above

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

8. EMS Representations; Registration of Stock. EMS restates for the purposes of this Amendment the representations set forth in Section 9 of the First Amendment. Alanco Technologies, Inc shall file an S-3 registration statement with the SEC for the resale in over-the-counter or privately negotiated transactions of the shares of its Class A common stock issued to EMS under sections 6 and 7 above within 45 days following the date hereof, without cost to EMS, and shall use its best reasonable efforts to cause said registration to become effective as soon as possible thereafter.

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

By: ______________________________________
         Greg E. Oester
         President

For the purpose of agreeing to sections 7 and 8 only:

ALANCO TECHNOLOGIES, INC.
an Arizona corporation

By: _____________________________________
         John A. Carlson, Chief Financial Officer

Exhibit 10.2
                      SECURITIES PURCHASE AGREEMENT

         This Securities Purchase Agreement (this "Agreement") is dated as of April 18, 2004 among Alanco Technologies, Inc., an Arizona corporation (the "Company"), and the purchasers identified on the signature pages hereto (each, a "Purchaser" and collectively, the "Purchasers").

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

ARTICLE I
                                  DEFINITIONS

1.1 Definitions. In addition to the terms defined elsewhere in this Agreement, the following terms have the meanings indicated:

                  "Additional Investment Rights" means, collectively, the Additional Investment Rights issued and sold under this Agreement, in the form of Exhibit A.

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

                  "Closing" means the closing of the purchase and sale of the Shares, Additional Investment Rights and the Warrants pursuant to
         Section 2.1.

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

                  "Per Unit Purchase Price" means $1.50.

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

                  "Registrable Securities" means any Common Stock (including the Shares and Underlying Shares) issued or issuable pursuant to the Transaction Documents, together with any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

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

                  "Securities" means the Shares, the Additional Investment Rights, the Warrants and the Underlying Shares.

                  "Shares" means an aggregate of 1,380,000 shares of Common Stock, which are being issued and sold to the Purchasers at the Closing.

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

                  "Transaction Documents" means this Agreement, the Additional Investment Rights, the Warrants, the Transfer Agent Instructions and any other documents or agreements executed in connection with the transactions contemplated hereunder.

                  "Transfer Agent Instructions" means the Irrevocable Transfer Agent Instructions, in the form of Exhibit E, executed by the Company and delivered to and acknowledged in writing by the Company's transfer agent.

                  "Underlying Shares" means the shares of Common Stock issuable upon exercise of the Additional Investment Rights and the Warrants.

                  "Unit" means one Share, an Additional Investment right to acquire 0.5 of a share of Common Stock, and a Warrant to acquire 0.5 of a share of Common Stock.

                  "Warrants" means, collectively, the Warrants issued and sold under this Agreement, in the form of Exhibit B.



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

2.2      Closing Deliveries.

(a) At the Closing, the Company shall deliver or cause to be delivered to each Purchaser the following:

(i) one or more stock certificates, free and clear of all restrictive and other legends (except as expressly provided in Section 4.1(b) hereof), evidencing such number of Shares equal to the number of Units indicated below such Purchaser's name on the signature page of this Agreement, registered in the name of such Purchaser, or, alternatively, an executed letter of instructions to the Company's Transfer Agent requesting the prompt issuance of such shares to the Purchasers;

(ii) an Additional Investment Right, registered in the name of such Purchaser, pursuant to which such Purchaser shall have the right to acquire such number of Underlying Shares indicated below such Purchaser's name on the signature page of this Agreement, on the terms set forth therein;

(iii) a Warrant, registered in the name of such Purchaser, pursuant to which such Purchaser shall have the right to acquire such number of Underlying Shares indicated below such Purchaser's name on the signature page of this Agreement, on the terms set forth therein;

(iv) a legal opinion of Company Counsel, in the form of Exhibit C, executed by such counsel and delivered to the Purchasers; and

(v) duly executed Transfer Agent Instructions. The Transfer Agent Instructions acknowledged by the Company's transfer agent shall be delivered to the Purchasers upon the Closing.

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

(e) Issuance of the Securities. The Securities (including the Underlying Shares) are duly authorized and, when issued and paid for in accordance with the Transaction Documents, will be duly and validly issued, fully paid and nonassessable, free and clear of all Liens and shall not be subject to preemptive rights or similar rights of stockholders. The Company has reserved from its duly authorized capital stock the maximum number of shares of Common Stock issuable upon exercise of the Additional Investment Rights and the Warrants.

(f) Capitalization. The number of shares and type of all authorized, issued and outstanding capital stock, options and other securities of the Company (whether or not presently convertible into or exercisable or exchangeable for shares of capital stock of the Company) is set forth in the SEC Reports as of the dates indicated in the SEC Reports. All outstanding shares of capital stock are duly authorized, validly issued, fully paid and nonassessable and have been issued in compliance with all applicable securities laws. Except as disclosed in the SEC Reports, there are no outstanding options, warrants, script rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities, rights or obligations convertible into or exercisable or exchangeable for, or giving any Person any right to subscribe for or acquire, any shares of Common Stock, or contracts, commitments, understandings or arrangements by which the Company or any Subsidiary is or may become bound to issue additional shares of Common Stock, or securities or rights convertible or exchangeable into shares of Common Stock. Except as disclosed in the SEC Reports, there are no anti-dilution or price adjustment provisions contained in any security issued by the Company (or in any agreement providing rights to security holders) and the issue and sale of the Securities (including the Underlying Shares) will not obligate the Company to issue shares of Common Stock or other securities to any Person (other than the Purchasers) and will not result in a right of any holder of Company securities to adjust the exercise, conversion, exchange or reset price under such securities. To the knowledge of the Company, except as specifically disclosed in the SEC Reports, no Person or group of related Persons beneficially owns (as determined pursuant to Rule 13d-3 under the Exchange Act), or has the right to acquire, by agreement with or by obligation binding upon the Company, beneficial ownership of in excess of 5% of the outstanding Common Stock, ignoring for such purposes any limitation on the number of shares of Common Stock that may be owned at any single time.

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

(l) Certain Fees. Except as set forth on Schedule 3.1(l) [Need the schedule - limited to $70,000], no brokerage fees, finder's fees or commissions are or will be payable by the Company to any broker, financial advisor or consultant, finder, placement agent, investment banker, bank or other Person with respect to the transactions contemplated by this Agreement, and the Company has not taken any action that would cause any Purchaser to be liable for any such fees or commissions.

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

3.2 Representations and Warranties of the Purchasers. Each Purchaser hereby, as to itself only and for no other Purchaser, represents and warrants to the Company as follows:

(a) Organization; Authority. Such Purchaser is an entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization with the requisite corporate or partnership power and authority to enter into and to consummate the transactions contemplated by the Transaction Documents and otherwise to carry out its obligations hereunder and thereunder. The purchase by such Purchaser of the Shares, the Additional Investment Rights and the Warrants hereunder has been duly authorized by all necessary action on the part of such Purchaser. This Agreement has been duly executed and delivered by such Purchaser and constitutes the valid and binding obligation of such Purchaser, enforceable against it in accordance with its terms.

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

(c) Purchaser Status. At the time such Purchaser was offered the Shares, the Additional Investment Rights and the Warrants, it was, and at the date hereof it is, an "accredited investor" as defined in Rule 501(a) under the Securities Act.

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

(i) The Company shall deliver to each Purchaser a written notice (the "Offer") of any proposed or intended issuance or sale or exchange of the securities being offered (the "Offered Securities") in a Subsequent Placement, which Offer shall (w) identify and describe the Offered Securities, (x) describe the price and other terms upon which they are to be issued, sold or exchanged, and the number or amount of the Offered Securities to be issued, sold or exchanged, and (y) offer to issue and sell to or exchange with each Purchaser (A) a pro rata portion of the Offered Securities based on such Purchaser's pro rata portion of the Shares purchased hereunder compared to number of outstanding shares of Common Stock of the Company (the "Basic Amount"), and (B) with respect to each Purchaser that elects to purchase its Basic Amount, any additional portion of the Offered Securities attributable to the Basic Amounts of other Purchasers as such Purchaser shall indicate it will purchase or acquire should the other Purchasers subscribe for less than their Basic Amounts (the "Undersubscription Amount").

(ii) To accept an Offer, in whole or in part, a Purchaser must deliver a written notice to the Company prior to the end of the ten (10) Trading Day period of the Offer, setting forth the portion of the Purchaser's Basic Amount that such Purchaser elects to purchase and, if such Purchaser shall elect to purchase all of its Basic Amount, the Undersubscription Amount, if any, that such Purchaser elects to purchase (in either case, the "Notice of Acceptance"). If the Basic Amounts subscribed for by all Purchasers are less than the total of all of the Basic Amounts, then each Purchaser who has set forth an Undersubscription Amount in its Notice of Acceptance shall be entitled to purchase, in addition to the Basic Amounts subscribed for, the Undersubscription Amount it has subscribed for; provided, however, that if the Undersubscription Amounts subscribed for exceed the difference between the total of all the Basic Amounts and the Basic Amounts subscribed for (the "Available Undersubscription Amount"), each Purchaser who has subscribed for any Undersubscription Amount shall be entitled to purchase on that portion of the Available Undersubscription Amount as the Basic Amount of such Purchaser bears to the total Basic Amounts of all Purchasers that have subscribed for Undersubscription Amounts, subject to rounding by the Board of Directors to the extent its deems reasonably necessary.

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

4.6 Securities Laws Disclosure; Publicity. The Company shall, on or before 9:30 p.m., New York time on April 19, 2004, issue a press release acceptable to the Purchasers disclosing all material terms of the transactions contemplated hereby. Within the time required by the Exchange Act, and only if required by the Exchange Act, the Company shall file a Current Report on Form 8-K with the Commission (the "8-K Filing") describing the terms of the transactions contemplated by the Transaction Documents and including as exhibits to such Current Report on Form 8-K this Agreement and the form of both the Additional Investment Rights and the Warrants, in the form required by the Exchange Act. Thereafter, the Company shall timely file any filings and notices required by the Commission or applicable law with respect to the transactions contemplated hereby and provide copies thereof to the Purchasers promptly after filing. Except with respect to the 8-K Filing and the press release referenced above (a copy of which will be provided to the Purchasers for their review as early as practicable prior to its filing), the Company shall, at least two Trading Days prior to the filing or dissemination of any disclosure required by this paragraph, provide a copy thereof to the Purchasers for their review. The Company and the Purchasers shall consult with each other in issuing any press releases or otherwise making public statements or filings and other communications with the Commission or any regulatory agency or Trading Market with respect to the transactions contemplated hereby. Notwithstanding the foregoing, the Company shall not publicly disclose the name of any Purchaser, or include the name of any Purchaser in any filing with the Commission or any regulatory agency or Trading Market, without the prior written consent of such Purchaser, except to the extent such disclosure is required by law or Trading Market regulations, in which case the Company shall provide the Purchasers with prior notice of such disclosure. The Company shall not, and shall cause each of its Subsidiaries and its and each of their respective officers, directors, employees and agents not to, provide any Purchaser with any material nonpublic information regarding the Company or any of its Subsidiaries from and after the filing of the 8-K. In the event of a breach of the foregoing covenant by the Company, any of its Subsidiaries, or any of its or their respective officers, directors, employees and agents, in addition to any other remedy provided herein or in the Transaction Documents, a Purchaser shall have the right to make a public disclosure, in the form of a press release, public advertisement or otherwise, of such material nonpublic information without the prior approval by the Company, its Subsidiaries, or any of its or their respective officers, directors, employees or agents. No Purchaser shall have any liability to the Company, its Subsidiaries, or any of its or their respective officers, directors, employees, shareholders or agents for any such disclosure. Subject to the foregoing, neither the Company nor any Purchaser shall issue any press releases or any other public statements with respect to the transactions contemplated hereby; provided, however, that the Company shall be entitled, without the prior approval of any Purchaser, to make any press release or other public disclosure with respect to such transactions (i) in substantial conformity with the 8-K Filing and contemporaneously therewith and (ii) as is required by applicable law and regulations (provided that in the case of clause
(i) each Purchaser shall be consulted by the Company in connection with any such press release or other public disclosure prior to its release). Each press release disseminated during the 12 months preceding the date of this Agreement did not at the time of release contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.

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

ARTICLE VI
                              REGISTRATION RIGHTS

6.1      Shelf Registration

(a) As promptly as possible, and in any event on or prior to the Filing Date, the Company shall prepare and file with the Commission a "Shelf" Registration Statement covering the resale of all Registrable Securities for an offering to be made on a continuous basis pursuant to Rule 415. The Registration Statement shall be on Form S-3 (except if the Company is not then eligible to register for resale the Registrable Securities on Form S-3, in which case such registration shall be on another appropriate form in accordance herewith as the Purchasers may consent) and shall contain (except if otherwise directed by the Purchasers) the "Plan of Distribution" attached hereto as Exhibit D.

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

7.16 Payment Set Aside. To the extent that the Company makes a payment or payments to any Purchaser hereunder or pursuant to either the Additional Investment Rights or the Warrants, or any Purchaser enforces or exercises its rights hereunder or thereunder, and such payment or payments or the proceeds of such enforcement or exercise or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside, recovered from, disgorged by or are required to be refunded, repaid or otherwise restored to the Company by a trustee, receiver or any other Person under any law (including, without limitation, any bankruptcy law, state or federal law, common law or equitable cause of action), then to the extent of any such restoration the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

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



                                    ALANCO TECHNOLOGIES, INC.



                                    By:     /s/Robert R. Kauffman
                                            ---------------------
                                    Name:   Robert R. Kauffman
                                    Title:  Chief Executive Officer

                                    Address for Notice:

                                    15575 North 83rd Waty, Suite 3
                                    Scottsdale, AZ 85260
                                    Facsimile No.:  [                  ]
                                    Telephone No.: (480) 607-1010
                                    Attn:  Chief Financial Officer

                                    With a copy to:
                                    Steven P. Oman, Rsq.
                                    10446 N. 74th Street, Suite 130
                                    Scottsdale, AZ 85258
                                    Facsimile No.: (480) 348-1471
                                    Telephone No.: (480) 348-1470


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
                    SIGNATURE PAGES FOR PURCHASERS FOLLOW]

                                    VERTICAL VENTURES, LLC



                                    By:     /s/Joshua Silverman
                                            -------------------
                                    Name:   Joshua Silverman
                                    Title:  Partner

                                    Number of Units:

                                    Underlying Shares subject to
                                    Additional Investment Rights:

                                    Underlying Shares subject to
                                         Warrants:

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
                                    Attn:  Adam J. Kansler, Esq.

                                    IROQUOIS CAPITAL LP

                                    By:     __________________________
                                    Name:
                                    Title:

                                    Number of Units:

                                    Underlying Shares subject to
                                    Additional Investment Rights:

                                    Underlying Shares subject to
                                         Warrants:

                                    Address for Notice:




                                    Facsimile No.:
                                    Telephone No.:
                                    Attn:

                                    OMICRON MASTER TRUST

                                    By:     __________________________
                                    Name:
                                    Title:

                                    Number of Units:                  460,000

                                    Underlying Shares subject to
                                    Additional Investment Rights:     230,000

                                    Underlying Shares subject to
                                         Warrants:                    230,000

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
                                    Attn:  Brian Daly

                                    CRANSHIRE CAPITAL, L.P.



                                    By:     /s/Mitchell P. Kopin
                                            --------------------
                                    Name:   Mitchell P. Kopin
                                    Title:  President -Downsview Capital, L.P.,
                                            The General Partner

                                    Number of Units:                  460,000

                                    Underlying Shares subject to
                                    Additional Investment Rights:     230,000

                                    Underlying Shares subject to
                                         Warrants:                    230,000

                                    Address for Notice:

                                    Cranshire Capital, L.P.
                                    666 Dundee Road, Suite 1901
                                    Northbrook, IL 60062
                                    Facsimile No.:  (847) 562-9031
                                    Telephone No.:  (847) 562-9030
                                    Attn:  Mitchell P. Kopin

-------------------------------------------------------------------------------
Exhibits:

A        Form of Additional Investment Right
B        Form of Warrant
C        Opinion of Company Counsel
D        Plan of Distribution
E        Transfer Agent Instructions

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



                            ALANCO TECHNOLOGIES, INC.

                           ADDITIONAL INVESTMENT RIGHT

Additional Investment Right No. 4                     Dated:  April 18, 2004

         Alanco Technologies, Inc., a Arizona corporation (the "Company"), hereby certifies that, for value received, Cranshire Capital, L.P., or its registered assigns (the "Holder"), is entitled to purchase from the Company up to a total of 230,000 shares of Class A common stock (the "Common Stock"), of the Company (each such share, an "Additional Investment Right Share" and all such shares, the "Additional Investment Right Shares") at an exercise price equal to $1.60 per share (as adjusted from time to time as provided in Section 9, the "Exercise Price"), at any time and from time to time from and after the date hereof and through and including the 120th calendar day following the Effective Date, but not including the Effective Date (the "Expiration Date"), and subject to the following terms and conditions. This Additional Investment Right (this "Additional Investment Right") is one of a series of similar Additional Investment Rights issued pursuant to that certain Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Purchasers identified therein (the "Purchase Agreement"). All such Additional Investment Rights are referred to herein, collectively, as the "Additional Investment Rights."

1. Definitions. In addition to the terms defined elsewhere in this Additional Investment Right, capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Purchase Agreement.

2. Registration of Additional Investment Right. The Company shall register this Additional Investment Right, upon records to be maintained by the Company for that purpose (the "Additional Investment Right Register"), in the name of the record Holder hereof from time to time. The Company may deem and treat the registered Holder of this Additional Investment Right as the absolute owner hereof for the purpose of any exercise hereof or any distribution to the Holder, and for all other purposes, absent actual notice to the contrary.

3. Registration of Transfers. The Company shall register the assignment and transfer of any portion of this Additional Investment Right in the Additional Investment Right Register, upon surrender of this Additional Investment Right, with the Form of Assignment attached hereto duly completed and signed, to the Transfer Agent or to the Company at its address specified herein. Upon any such registration or transfer, a new Additional Investment Right to purchase Common Stock, in substantially the form of this Additional Investment Right (any such new Additional Investment Right, a "New Additional Investment Right"), evidencing the portion of this Additional Investment Right so transferred shall be issued to the transferee and a New Additional Investment Right evidencing the remaining portion of this Additional Investment Right not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Additional Investment Right by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of an Additional Investment Right. Notwithstanding anything herein to the contrary, a New Additional Investment Right may only be issued to an "accredited investor" as defined in Rule 501(a) under the Securities Act.

4. Exercise and Duration of Additional Investment Right.

(a) This Additional Investment Right shall be exercisable by the registered Holder at any time and from time to time on or after the date hereof to and including the Expiration Date. At 6:30 P.M., New York City time on the Expiration Date, the portion of this Additional Investment Right not exercised prior thereto shall be and become void and of no value.

(b) The Holder may exercise this Additional Investment Right by delivering to the Company (i) the original Additional Investment Right and an exercise notice, in the form attached hereto (the "Exercise Notice"), appropriately completed and duly signed, and (ii) payment of the Exercise Price for the number of Additional Investment Right Shares as to which this Additional Investment Right is being exercised, and the date such items are delivered to the Company (as determined in accordance with the notice provisions hereof) is an "Exercise Date." Execution and delivery of the original Additional Investment Right and Exercise Notice shall have the same effect as cancellation of the original Additional Investment Right and issuance of a New Additional Investment Right evidencing the right to purchase the remaining number of Additional Investment Right Shares.

5. Delivery of Additional Investment Right Shares.

(a) Upon exercise of this Additional Investment Right, the Company shall promptly (but in no event later than three Trading Days after the Exercise Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate for the Additional Investment Right Shares issuable upon such exercise, free of restrictive legends unless a registration statement covering the resale of the Additional Investment Right Shares and naming the Holder as a selling stockholder thereunder is not then effective and the Additional Investment Right Shares are not freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act. The Company shall forward the appropriate request to its transfer agent for issuance of the Shares within three Trading Days after the Company receives the Exercise Notice. The Holder, or any Person so designated by the Holder to receive Additional Investment Right Shares, shall be deemed to have become holder of record of such Additional Investment Right Shares as of the Exercise Date. The Company shall, upon request of the Holder, use its best efforts to deliver Additional Investment Right Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

(b) This Additional Investment Right is exercisable, either in its entirety or, from time to time, for a portion of the number of Additional Investment Right Shares. Upon surrender of this Additional Investment Right following one or more partial exercises, the Company shall issue or cause to be issued, at its expense, a New Additional Investment Right evidencing the right to purchase the remaining number of Additional Investment Right Shares.

(c) The Company's obligations to issue and deliver Additional Investment Right Shares in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of Additional Investment Right Shares. Nothing herein shall limit a Holder's right to pursue any other remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Company's failure to timely deliver certificates representing shares of Common Stock upon exercise of the Additional Investment Right as required pursuant to the terms hereof.

6. Charges, Taxes and Expenses. Issuance and delivery of certificates for shares of Common Stock upon exercise of this Additional Investment Right shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Additional Investment Right Shares or Additional Investment Rights in a name other than that of the Holder or an Affiliate thereof. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Additional Investment Right or receiving Additional Investment Right Shares upon exercise hereof.

7. Replacement of Additional Investment Right. If this Additional Investment Right is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for this Additional Investment Right, a New Additional Investment Right, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a New Additional Investment Right under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

8. Reservation of Additional Investment Right Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Additional Investment Right Shares upon exercise of this Additional Investment Right as herein provided, the number of Additional Investment Right Shares which are then issuable and deliverable upon the exercise of this entire Additional Investment Right, free from preemptive rights or any other contingent purchase rights of persons other than the Holder (taking into account the adjustments and restrictions of Section 9). The Company covenants that all Additional Investment Right Shares so issuable and deliverable shall, upon issuance and the payment of the applicable Exercise Price in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any securities exchange or automated quotation system upon which the Common Stock may be listed.

9. Certain Adjustments. The Exercise Price and number of Additional Investment Right Shares issuable upon exercise of this Additional Investment Right are subject to adjustment from time to time as set forth in this Section 9.

(a) Stock Dividends and Splits. If the Company, at any time while this Additional Investment Right is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Exercise Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clauses (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination.

(b) Fundamental Transactions. If, at any time while this Additional Investment Right is outstanding, (i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions,
(iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock covered by Section 9(a) above) (in any such case, a "Fundamental Transaction"), then the Holder shall have the right thereafter to receive, upon exercise of this Additional Investment Right, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of Additional Investment Right Shares then issuable upon exercise in full of this Additional Investment Right (the "Alternate Consideration"). The aggregate Exercise Price for this Additional Investment Right will not be affected by any such Fundamental Transaction, but the Company shall apportion such aggregate Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of this Additional Investment Right following such Fundamental Transaction. At the Holder's request, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new Additional Investment Right consistent with the foregoing provisions and evidencing the Holder's right to purchase the Alternate

Consideration for the aggregate Exercise Price upon exercise thereof. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Additional Investment Right (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction. If the Company completes a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act or other analogous "going private" transaction, the Company (or any such successor or surviving entity) will purchase this Additional Investment Right from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of such Rule 13e-3 transaction), equal to the Black-Scholes value of the remaining unexercised portion of this Additional Investment Right on the date of such request.

(c) Number of Additional Investment Right Shares. Simultaneously with any adjustment to the Exercise Price pursuant to paragraphs (a) or (b) of this Section, the number of Additional Investment Right Shares that may be purchased upon exercise of this Additional Investment Right shall be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable hereunder for the increased or decreased number of Additional Investment Right Shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment.

(d) Calculations. All calculations under this Section 9 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

(e) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 9, the Company at its expense will promptly compute such adjustment in accordance with the terms of this Additional Investment Right and prepare a certificate setting forth such adjustment, including a statement of the adjusted Exercise Price and adjusted number or type of Additional Investment Right Shares or other securities issuable upon exercise of this Additional Investment Right (as applicable), describing the transactions giving rise to such adjustments and showing in detail the facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder and to the Company's Transfer Agent.

(f) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including, without limitation, any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary,
(ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to exercise this Additional Investment Right prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

10. Payment of Exercise Price. The Holder shall pay the Exercise Price in immediately available funds.

11. Limitation on Exercise. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any exercise of this Additional Investment Right (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of an Exercise Notice hereunder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Additional Investment Right Shares requested in such Exercise Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Additional Investment Rights.

12. Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Additional Investment Right Shares on the exercise of this Additional Investment Right. If any fraction of a Additional Investment Right Share would, except for the provisions of this Section, be issuable upon exercise of this Additional Investment Right, the number of Additional Investment Right Shares to be issued will be rounded down to the nearest whole share.

13. Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Exercise Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or
(iv) upon actual receipt by the party to whom such notice is required to be given. The address and facsimile numbers for such notices or communications shall be as set forth in the Purchase Agreement.

14. Additional Investment Right Agent. The Company shall serve as Additional Investment Right agent under this Additional Investment Right. Upon 30 days' notice to the Holder, the Company may appoint a new Additional Investment Right agent. Any corporation into which the Company or any new Additional Investment Right agent may be merged or any corporation resulting from any consolidation to which the Company or any new Additional Investment Right agent shall be a party or any corporation to which the Company or any new Additional Investment Right agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Additional Investment Right agent under this Additional Investment Right without any further act. Any such successor Additional Investment Right agent shall promptly cause notice of its succession as Additional Investment Right agent to be mailed (by first class mail, postage prepaid) to the Holder at the Holder's last address as shown on the Additional Investment Right Register.

15. Miscellaneous.

(a) Subject to the restrictions on transfer set forth on the first page hereof, this Additional Investment Right may be assigned by the Holder. This Additional Investment Right may not be assigned by the Company except to a successor in the event of a Fundamental Transaction. This Additional Investment Right shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. Subject to the preceding sentence, nothing in this Additional Investment Right shall be construed to give to any Person other than the Company and the Holder any legal or equitable right, remedy or cause of action under this Additional Investment Right. This Additional Investment Right may be amended only in writing signed by the Company and the Holder and their successors and assigns.

(b) The Company will not, by amendment of its governing documents or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Additional Investment

Right, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any Additional Investment Right Shares above the amount payable therefor on such exercise, (ii) will take all such action as may be reasonably necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Additional Investment Right Shares on the exercise of this Additional Investment Right, and (iii) will not close its shareholder books or records in any manner which interferes with the timely exercise of this Additional Investment Right.

(c) Governing Law; Venue; Waiver Of Jury Trial. all questions concerning the construction, validity, enforcement and interpretation of this Additional Investment Right shall be governed by and construed and enforced in accordance with the laws of the state of arizona the company and holder hereby waives all rights to a trial by jury.

(d) The headings herein are for convenience only, do not constitute a part of this Additional Investment Right and shall not be deemed to limit or affect any of the provisions hereof.

(e) In case any one or more of the provisions of this Additional Investment Right shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Additional Investment Right shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Additional Investment Right.

                                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK,
                                              SIGNATURE PAGE FOLLOWS]





         IN WITNESS WHEREOF, the Company has caused this Additional Investment Right to be duly executed by its authorized officer as of the date first indicated above.


                            ALANCO TECHNOLOGIES, INC.


                                            By:
                            Name: Robert R. Kauffman
                                            Title:    Chief Executive Officer

                            FORM OF EXERCISE NOTICE

(To be executed by the Holder to exercise the right to purchase shares of Class A Common Stock under the foregoing Additional Investment Right)

To:  Alanco Technologies, Inc.

The undersigned is the Holder of Additional Investment Right No. _______ (the "Additional Investment Right") issued by Alanco Technologies, Inc., an Arizona corporation (the "Company"). Capitalized terms used herein and not otherwise defined have the respective meanings set forth in the Additional Investment Right.

1. The Additional Investment Right is currently exercisable to purchase a total of ______________ Additional Investment Right Shares.

2. The undersigned Holder hereby exercises its right to purchase _________________ Additional Investment Right Shares pursuant to the Additional Investment Right.

3. The Holder intends that payment of the Exercise Price shall be made in immediately available funds, and shall pay the sum of $____________ to the Company in accordance with the terms of the Additional Investment Right.

4. Pursuant to this exercise, the Company shall deliver to the holder _______________ Additional Investment Right Shares in accordance with the terms of the Additional Investment Right.

5. Following this exercise, the Additional Investment Right shall be exercisable to purchase a total of ______________ Additional Investment Right Shares.



Dated:                      , Name of Holder:

                              (Print)

                              By:
                              Name:
                              Title:

                              (Signature must conform in all respects to name of holder as specified on the face of the Additional Investment Right)

                               FORM OF ASSIGNMENT

         [To be completed and signed only upon transfer of Additional Investmen t Right]

         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________________ the right represented by the within Additional Investment Right to purchase ____________ shares of Class A Common Stock of Alanco Technologies, Inc. to which the within Additional Investment Right relates and appoints ________________ attorney to transfer said right on the books of Alanco Technologies, Inc. with full power of substitution in the premises.



Dated:                      ,


                              (Signature must conform in all respects to name of holder as specified on the face of the Additional Investment Right)


                              Address of Transferee






In the presence of:


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

                            ALANCO TECHNOLOGIES, INC.

                           ADDITIONAL INVESTMENT RIGHT

Additional Investment Right No. 3                     Dated:  April 18, 2004

         Alanco Technologies, Inc., a Arizona corporation (the "Company"), hereby certifies that, for value received, Omicron Master Trust, or its registered assigns (the "Holder"), is entitled to purchase from the Company up to a total of 230,000 shares of Class A common stock (the "Common Stock"), of the Company (each such share, an "Additional Investment Right Share" and all such shares, the "Additional Investment Right Shares") at an exercise price equal to $1.60 per share (as adjusted from time to time as provided in Section 9, the "Exercise Price"), at any time and from time to time from and after the date hereof and through and including the 120th calendar day following the Effective Date, but not including the Effective Date (the "Expiration Date"), and subject to the following terms and conditions. This Additional Investment Right (this "Additional Investment Right") is one of a series of similar Additional Investment Rights issued pursuant to that certain Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Purchasers identified therein (the "Purchase Agreement"). All such Additional Investment Rights are referred to herein, collectively, as the "Additional Investment Rights."

1. Definitions. In addition to the terms defined elsewhere in this Additional Investment Right, capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Purchase Agreement.

2. Registration of Additional Investment Right. The Company shall register this Additional Investment Right, upon records to be maintained by the Company for that purpose (the "Additional Investment Right Register"), in the name of the record Holder hereof from time to time. The Company may deem and treat the registered Holder of this Additional Investment Right as the absolute owner hereof for the purpose of any exercise hereof or any distribution to the Holder, and for all other purposes, absent actual notice to the contrary.

3. Registration of Transfers. The Company shall register the assignment and transfer of any portion of this Additional Investment Right in the Additional Investment Right Register, upon surrender of this Additional Investment Right, with the Form of Assignment attached hereto duly completed and signed, to the Transfer Agent or to the Company at its address specified herein. Upon any such registration or transfer, a new Additional Investment Right to purchase Common Stock, in substantially the form of this Additional Investment Right (any such new Additional Investment Right, a "New Additional Investment Right"), evidencing the portion of this Additional Investment Right so transferred shall be issued to the transferee and a New Additional Investment Right evidencing the remaining portion of this Additional Investment Right not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Additional Investment Right by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of an Additional Investment Right. Notwithstanding anything herein to the contrary, a New Additional Investment Right may only be issued to an "accredited investor" as defined in Rule 501(a) under the Securities Act.

4. Exercise and Duration of Additional Investment Right.

(a) This Additional Investment Right shall be exercisable by the registered Holder at any time and from time to time on or after the date hereof to and including the Expiration Date. At 6:30 P.M., New York City time on the Expiration Date, the portion of this Additional Investment Right not exercised prior thereto shall be and become void and of no value.

(b) The Holder may exercise this Additional Investment Right by delivering to the Company (i) the original Additional Investment Right and an exercise notice, in the form attached hereto (the "Exercise Notice"), appropriately completed and duly signed, and (ii) payment of the Exercise Price for the number of Additional Investment Right Shares as to which this Additional Investment Right is being exercised, and the date such items are delivered to the Company (as determined in accordance with the notice provisions hereof) is an "Exercise Date." Execution and delivery of the original Additional Investment Right and Exercise Notice shall have the same effect as cancellation of the original Additional Investment Right and issuance of a New Additional Investment Right evidencing the right to purchase the remaining number of Additional Investment Right Shares.

5. Delivery of Additional Investment Right Shares.

(a) Upon exercise of this Additional Investment Right, the Company shall promptly (but in no event later than three Trading Days after the Exercise Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate for the Additional Investment Right Shares issuable upon such exercise, free of restrictive legends unless a registration statement covering the resale of the Additional Investment Right Shares and naming the Holder as a selling stockholder thereunder is not then effective and the Additional Investment Right Shares are not freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act. The Company shall forward the appropriate request to its transfer agent for issuance of the Shares within three Trading Days after the Company receives the Exercise Notice. The Holder, or any Person so designated by the Holder to receive Additional Investment Right Shares, shall be deemed to have become holder of record of such Additional Investment Right Shares as of the Exercise Date. The Company shall, upon request of the Holder, use its best efforts to deliver Additional Investment Right Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

(b) This Additional Investment Right is exercisable, either in its entirety or, from time to time, for a portion of the number of Additional Investment Right Shares. Upon surrender of this Additional Investment Right following one or more partial exercises, the Company shall issue or cause to be issued, at its expense, a New Additional Investment Right evidencing the right to purchase the remaining number of Additional Investment Right Shares.

(c) The Company's obligations to issue and deliver Additional Investment Right Shares in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of Additional Investment Right Shares. Nothing herein shall limit a Holder's right to pursue any other remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Company's failure to timely deliver certificates representing shares of Common Stock upon exercise of the Additional Investment Right as required pursuant to the terms hereof.

6. Charges, Taxes and Expenses. Issuance and delivery of certificates for shares of Common Stock upon exercise of this Additional Investment Right shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Additional Investment Right Shares or Additional Investment Rights in a name other than that of the Holder or an Affiliate thereof. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Additional Investment Right or receiving Additional Investment Right Shares upon exercise hereof.

7. Replacement of Additional Investment Right. If this Additional Investment Right is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for this Additional Investment Right, a New Additional Investment Right, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a New Additional Investment Right under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

8. Reservation of Additional Investment Right Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Additional Investment Right Shares upon exercise of this Additional Investment Right as herein provided, the number of Additional Investment Right Shares which are then issuable and deliverable upon the exercise of this entire Additional Investment Right, free from preemptive rights or any other contingent purchase rights of persons other than the Holder (taking into account the adjustments and restrictions of Section 9). The Company covenants that all Additional Investment Right Shares so issuable and deliverable shall, upon issuance and the payment of the applicable Exercise Price in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any securities exchange or automated quotation system upon which the Common Stock may be listed.

9. Certain Adjustments. The Exercise Price and number of Additional Investment Right Shares issuable upon exercise of this Additional Investment Right are subject to adjustment from time to time as set forth in this Section 9.

(a) Stock Dividends and Splits. If the Company, at any time while this Additional Investment Right is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Exercise Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clauses (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination.

(b) Fundamental Transactions. If, at any time while this Additional Investment Right is outstanding, (i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions,
(iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock covered by Section 9(a) above) (in any such case, a "Fundamental Transaction"), then the Holder shall have the right thereafter to receive, upon exercise of this Additional Investment Right, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of Additional Investment Right Shares then issuable upon exercise in full of this Additional Investment Right (the "Alternate Consideration"). The aggregate Exercise Price for this Additional Investment Right will not be affected by any such Fundamental Transaction, but the Company shall apportion such aggregate Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of this Additional Investment Right following such Fundamental Transaction. At the Holder's request, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new Additional Investment Right consistent with the foregoing provisions and evidencing the Holder's right to purchase the Alternate Consideration for the aggregate Exercise Price upon exercise thereof. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Additional Investment Right (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction. If the Company completes a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act or other analogous "going private" transaction, the Company (or any such successor or surviving entity) will purchase this Additional Investment Right from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of such Rule 13e-3 transaction), equal to the Black-Scholes value of the remaining unexercised portion of this Additional Investment Right on the date of such request.

(c) Number of Additional Investment Right Shares. Simultaneously with any adjustment to the Exercise Price pursuant to paragraphs (a) or (b) of this Section, the number of Additional Investment Right Shares that may be purchased upon exercise of this Additional Investment Right shall be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable hereunder for the increased or decreased number of Additional Investment Right Shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment.

(d) Calculations. All calculations under this Section 9 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

(e) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 9, the Company at its expense will promptly compute such adjustment in accordance with the terms of this Additional Investment Right and prepare a certificate setting forth such adjustment, including a statement of the adjusted Exercise Price and adjusted number or type of Additional Investment Right Shares or other securities issuable upon exercise of this Additional Investment Right (as applicable), describing the transactions giving rise to such adjustments and showing in detail the facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder and to the Company's Transfer Agent.

(f) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including, without limitation, any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary,
(ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to exercise this Additional Investment Right prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

10. Payment of Exercise Price. The Holder shall pay the Exercise Price in immediately available funds.

11. Limitation on Exercise. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any exercise of this Additional Investment Right (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of an Exercise Notice hereunder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Additional Investment Right Shares requested in such Exercise Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Additional Investment Rights.

12. Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Additional Investment Right Shares on the exercise of this Additional Investment Right. If any fraction of a Additional Investment Right Share would, except for the provisions of this Section, be issuable upon exercise of this Additional Investment Right, the number of Additional Investment Right Shares to be issued will be rounded down to the nearest whole share.

13. Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Exercise Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or
(iv) upon actual receipt by the party to whom such notice is required to be given. The address and facsimile numbers for such notices or communications shall be as set forth in the Purchase Agreement.

14. Additional Investment Right Agent. The Company shall serve as Additional Investment Right agent under this Additional Investment Right. Upon 30 days' notice to the Holder, the Company may appoint a new Additional Investment Right agent. Any corporation into which the Company or any new Additional Investment Right agent may be merged or any corporation resulting from any consolidation to which the Company or any new Additional Investment Right agent shall be a party or any corporation to which the Company or any new Additional Investment Right agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Additional Investment Right agent under this Additional Investment Right without any further act. Any such successor Additional Investment Right agent shall promptly cause notice of its succession as Additional Investment Right agent to be mailed (by first class mail, postage prepaid) to the Holder at the Holder's last address as shown on the Additional Investment Right Register.

15. Miscellaneous.

(a) Subject to the restrictions on transfer set forth on the first page hereof, this Additional Investment Right may be assigned by the Holder. This Additional Investment Right may not be assigned by the Company except to a successor in the event of a Fundamental Transaction. This Additional Investment Right shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. Subject to the preceding sentence, nothing in this Additional Investment Right shall be construed to give to any Person other than the Company and the Holder any legal or equitable right, remedy or cause of action under this Additional Investment Right. This Additional Investment Right may be amended only in writing signed by the Company and the Holder and their successors and assigns.

(b) The Company will not, by amendment of its governing documents or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Additional Investment Right, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any Additional Investment Right Shares above the amount payable therefor on such exercise, (ii) will take all such action as may be reasonably necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Additional Investment Right Shares on the exercise of this Additional Investment Right, and (iii) will not close its shareholder books or records in any manner which interferes with the timely exercise of this Additional Investment Right.

(c) Governing Law; Venue; Waiver Of Jury Trial. all questions concerning the construction, validity, enforcement and interpretation of this Additional Investment Right shall be governed by and construed and enforced in accordance with the laws of the state of arizona the company and holder hereby waives all rights to a trial by jury.

(d) The headings herein are for convenience only, do not constitute a part of this Additional Investment Right and shall not be deemed to limit or affect any of the provisions hereof.

(e) In case any one or more of the provisions of this Additional Investment Right shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Additional Investment Right shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Additional Investment Right.

                                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK,
                                              SIGNATURE PAGE FOLLOWS]



         IN WITNESS WHEREOF, the Company has caused this Additional Investment Right to be duly executed by its authorized officer as of the date first indicated above.


                            ALANCO TECHNOLOGIES, INC.


                                            By:
                            Name: Robert R. Kauffman
                                            Title:    Chief Executive Officer

                             FORM OF EXERCISE NOTICE

(To be executed by the Holder to exercise the right to purchase shares of Class A Common Stock under the foregoing Additional Investment Right)

To:  Alanco Technologies, Inc.

The undersigned is the Holder of Additional Investment Right No. _______ (the "Additional Investment Right") issued by Alanco Technologies, Inc., an Arizona corporation (the "Company"). Capitalized terms used herein and not otherwise defined have the respective meanings set forth in the Additional Investment Right.
1. The Additional Investment Right is currently exercisable to purchase a total of ______________ Additional Investment Right Shares.

2. The undersigned Holder hereby exercises its right to purchase _________________ Additional Investment Right Shares pursuant to the Additional Investment Right.

3. The Holder intends that payment of the Exercise Price shall be made in immediately available funds, and shall pay the sum of $____________ to the Company in accordance with the terms of the Additional Investment Right.

4. Pursuant to this exercise, the Company shall deliver to the holder _______________ Additional Investment Right Shares in accordance with the terms of the Additional Investment Right.

5. Following this exercise, the Additional Investment Right shall be exercisable to purchase a total of ______________ Additional Investment Right Shares.



Dated:                      , Name of Holder:

                              (Print)

                              By:
                              Name:
                              Title:

                              (Signature must conform in all respects to name of holder as specified on the face of the Additional Investment Right)

                               FORM OF ASSIGNMENT

         [To be completed and signed only upon transfer of Additional Investment Right]

         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________________ the right represented by the within Additional Investment Right to purchase ____________ shares of Class A Common Stock of Alanco Technologies, Inc. to which the within Additional Investment Right relates and appoints ________________ attorney to transfer said right on the books of Alanco Technologies, Inc. with full power of substitution in the premises.



Dated:                      ,


                              (Signature must conform in all respects to name of holder as specified on the face of the Additional Investment Right)


                              Address of Transferee






In the presence of:



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

                            ALANCO TECHNOLOGIES, INC.

                           ADDITIONAL INVESTMENT RIGHT

Additional Investment Right No. 1                       Dated:  April 18, 2004

         Alanco Technologies, Inc., a Arizona corporation (the "Company"), hereby certifies that, for value received, Vertical Ventures, LLC, or its registered assigns (the "Holder"), is entitled to purchase from the Company up to a total of 140,000 shares of Class A common stock (the "Common Stock"), of the Company (each such share, an "Additional Investment Right Share" and all such shares, the "Additional Investment Right Shares") at an exercise price equal to $1.60 per share (as adjusted from time to time as provided in Section 9, the "Exercise Price"), at any time and from time to time from and after the date hereof and through and including the 120th calendar day following the Effective Date, but not including the Effective Date (the "Expiration Date"), and subject to the following terms and conditions. This Additional Investment Right (this "Additional Investment Right") is one of a series of similar Additional Investment Rights issued pursuant to that certain Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Purchasers identified therein (the "Purchase Agreement"). All such Additional Investment Rights are referred to herein, collectively, as the "Additional Investment Rights."

1. Definitions. In addition to the terms defined elsewhere in this Additional Investment Right, capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Purchase Agreement.

2. Registration of Additional Investment Right. The Company shall register this Additional Investment Right, upon records to be maintained by the Company for that purpose (the "Additional Investment Right Register"), in the name of the record Holder hereof from time to time. The Company may deem and treat the registered Holder of this Additional Investment Right as the absolute owner hereof for the purpose of any exercise hereof or any distribution to the Holder, and for all other purposes, absent actual notice to the contrary.

3. Registration of Transfers. The Company shall register the assignment and transfer of any portion of this Additional Investment Right in the Additional Investment Right Register, upon surrender of this Additional Investment Right, with the Form of Assignment attached hereto duly completed and signed, to the Transfer Agent or to the Company at its address specified herein. Upon any such registration or transfer, a new Additional Investment Right to purchase Common Stock, in substantially the form of this Additional Investment Right (any such new Additional Investment Right, a "New Additional Investment Right"), evidencing the portion of this Additional Investment Right so transferred shall be issued to the transferee and a New Additional Investment Right evidencing the remaining portion of this Additional Investment Right not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Additional Investment Right by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of an Additional Investment Right. Notwithstanding anything herein to the contrary, a New Additional Investment Right may only be issued to an "accredited investor" as defined in Rule 501(a) under the Securities Act.

4. Exercise and Duration of Additional Investment Right.

(a) This Additional Investment Right shall be exercisable by the registered Holder at any time and from time to time on or after the date hereof to and including the Expiration Date. At 6:30 P.M., New York City time on the Expiration Date, the portion of this Additional Investment Right not exercised prior thereto shall be and become void and of no value.

(b) The Holder may exercise this Additional Investment Right by delivering to the Company (i) the original Additional Investment Right and an exercise notice, in the form attached hereto (the "Exercise Notice"), appropriately completed and duly signed, and (ii) payment of the Exercise Price for the number of Additional Investment Right Shares as to which this Additional Investment Right is being exercised, and the date such items are delivered to the Company (as determined in accordance with the notice provisions hereof) is an "Exercise Date." Execution and delivery of the original Additional Investment Right and Exercise Notice shall have the same effect as cancellation of the original Additional Investment Right and issuance of a New Additional Investment Right evidencing the right to purchase the remaining number of Additional Investment Right Shares.

5. Delivery of Additional Investment Right Shares.

(a) Upon exercise of this Additional Investment Right, the Company shall promptly (but in no event later than three Trading Days after the Exercise Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate for the Additional Investment Right Shares issuable upon such exercise, free of restrictive legends unless a registration statement covering the resale of the Additional Investment Right Shares and naming the Holder as a selling stockholder thereunder is not then effective and the Additional Investment Right Shares are not freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act. The Company shall forward the appropriate request to its transfer agent for issuance of the Shares within three Trading Days after the Company receives the Exercise Notice. The Holder, or any Person so designated by the Holder to receive Additional Investment Right Shares, shall be deemed to have become holder of record of such Additional Investment Right Shares as of the Exercise Date. The Company shall, upon request of the Holder, use its best efforts to deliver Additional Investment Right Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

(b) This Additional Investment Right is exercisable, either in its entirety or, from time to time, for a portion of the number of Additional Investment Right Shares. Upon surrender of this Additional Investment Right following one or more partial exercises, the Company shall issue or cause to be issued, at its expense, a New Additional Investment Right evidencing the right to purchase the remaining number of Additional Investment Right Shares.

(c) The Company's obligations to issue and deliver Additional Investment Right Shares in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of Additional Investment Right Shares. Nothing herein shall limit a Holder's right to pursue any other remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Company's failure to timely deliver certificates representing shares of Common Stock upon exercise of the Additional Investment Right as required pursuant to the terms hereof.

6. Charges, Taxes and Expenses. Issuance and delivery of certificates for shares of Common Stock upon exercise of this Additional Investment Right shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Additional Investment Right Shares or Additional Investment Rights in a name other than that of the Holder or an Affiliate thereof. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Additional Investment Right or receiving Additional Investment Right Shares upon exercise hereof.

7. Replacement of Additional Investment Right. If this Additional Investment Right is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for this Additional Investment Right, a New Additional Investment Right, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a New Additional Investment Right under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

8. Reservation of Additional Investment Right Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Additional Investment Right Shares upon exercise of this Additional Investment Right as herein provided, the number of Additional Investment Right Shares which are then issuable and deliverable upon the exercise of this entire Additional Investment Right, free from preemptive rights or any other contingent purchase rights of persons other than the Holder (taking into account the adjustments and restrictions of Section 9). The Company covenants that all Additional Investment Right Shares so issuable and deliverable shall, upon issuance and the payment of the applicable Exercise Price in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any securities exchange or automated quotation system upon which the Common Stock may be listed.

9. Certain Adjustments. The Exercise Price and number of Additional Investment Right Shares issuable upon exercise of this Additional Investment Right are subject to adjustment from time to time as set forth in this Section 9.

(a) Stock Dividends and Splits. If the Company, at any time while this Additional Investment Right is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Exercise Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clauses (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination.

(b) Fundamental Transactions. If, at any time while this Additional Investment Right is outstanding, (i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions,
(iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock covered by Section 9(a) above) (in any such case, a "Fundamental Transaction"), then the Holder shall have the right thereafter to receive, upon exercise of this Additional Investment Right, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of Additional Investment Right Shares then issuable upon exercise in full of this Additional Investment Right (the "Alternate Consideration"). The aggregate Exercise Price for this Additional Investment Right will not be affected by any such Fundamental Transaction, but the Company shall apportion such aggregate Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of this Additional Investment Right following such Fundamental Transaction. At the Holder's request, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new Additional Investment Right consistent with the foregoing provisions and evidencing the Holder's right to purchase the Alternate Consideration for the aggregate Exercise Price upon exercise thereof. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Additional Investment Right (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction. If the Company completes a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act or other analogous "going private" transaction, the Company (or any such successor or surviving entity) will purchase this Additional Investment Right from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of such Rule 13e-3 transaction), equal to the Black-Scholes value of the remaining unexercised portion of this Additional Investment Right on the date of such request.

(c) Number of Additional Investment Right Shares. Simultaneously with any adjustment to the Exercise Price pursuant to paragraphs (a) or (b) of this Section, the number of Additional Investment Right Shares that may be purchased upon exercise of this Additional Investment Right shall be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable hereunder for the increased or decreased number of Additional Investment Right Shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment.

(d) Calculations. All calculations under this Section 9 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

(e) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 9, the Company at its expense will promptly compute such adjustment in accordance with the terms of this Additional Investment Right and prepare a certificate setting forth such adjustment, including a statement of the adjusted Exercise Price and adjusted number or type of Additional Investment Right Shares or other securities issuable upon exercise of this Additional Investment Right (as applicable), describing the transactions giving rise to such adjustments and showing in detail the facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder and to the Company's Transfer Agent.

(f) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including, without limitation, any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary,
(ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to exercise this Additional Investment Right prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

10. Payment of Exercise Price. The Holder shall pay the Exercise Price in immediately available funds.

11. Limitation on Exercise. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any exercise of this Additional Investment Right (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of an Exercise Notice hereunder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Additional Investment Right Shares requested in such Exercise Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Additional Investment Rights.

12. Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Additional Investment Right Shares on the exercise of this Additional Investment Right. If any fraction of a Additional Investment Right Share would, except for the provisions of this Section, be issuable upon exercise of this Additional Investment Right, the number of Additional Investment Right Shares to be issued will be rounded down to the nearest whole share.

13. Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Exercise Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or
(iv) upon actual receipt by the party to whom such notice is required to be given. The address and facsimile numbers for such notices or communications shall be as set forth in the Purchase Agreement.

14. Additional Investment Right Agent. The Company shall serve as Additional Investment Right agent under this Additional Investment Right. Upon 30 days' notice to the Holder, the Company may appoint a new Additional Investment Right agent. Any corporation into which the Company or any new Additional Investment Right agent may be merged or any corporation resulting from any consolidation to which the Company or any new Additional Investment Right agent shall be a party or any corporation to which the Company or any new Additional Investment Right agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Additional Investment Right agent under this Additional Investment Right without any further act. Any such successor Additional Investment Right agent shall promptly cause notice of its succession as Additional Investment Right agent to be mailed (by first class mail, postage prepaid) to the Holder at the Holder's last address as shown on the Additional Investment Right Register.

15. Miscellaneous.

(a) Subject to the restrictions on transfer set forth on the first page hereof, this Additional Investment Right may be assigned by the Holder. This Additional Investment Right may not be assigned by the Company except to a successor in the event of a Fundamental Transaction. This Additional Investment Right shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. Subject to the preceding sentence, nothing in this Additional Investment Right shall be construed to give to any Person other than the Company and the Holder any legal or equitable right, remedy or cause of action under this Additional Investment Right. This Additional Investment Right may be amended only in writing signed by the Company and the Holder and their successors and assigns.

(b) The Company will not, by amendment of its governing documents or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Additional Investment Right, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any Additional Investment Right Shares above the amount payable therefor on such exercise, (ii) will take all such action as may be reasonably necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Additional Investment Right Shares on the exercise of this Additional Investment Right, and (iii) will not close its shareholder books or records in any manner which interferes with the timely exercise of this Additional Investment Right.

(c) Governing Law; Venue; Waiver Of Jury Trial. all questions concerning the construction, validity, enforcement and interpretation of this Additional Investment Right shall be governed by and construed and enforced in accordance with the laws of the state of arizona the company and holder hereby waives all rights to a trial by jury.

(d) The headings herein are for convenience only, do not constitute a part of this Additional Investment Right and shall not be deemed to limit or affect any of the provisions hereof.

(e) In case any one or more of the provisions of this Additional Investment Right shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Additional Investment Right shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Additional Investment Right.

                                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK,
                                              SIGNATURE PAGE FOLLOWS]



         IN WITNESS WHEREOF, the Company has caused this Additional Investment Right to be duly executed by its authorized officer as of the date first indicated above.


                            ALANCO TECHNOLOGIES, INC.


                                            By:
                            Name: Robert R. Kauffman
                                            Title:    Chief Executive Officer

                            FORM OF EXERCISE NOTICE

(To be executed by the Holder to exercise the right to purchase shares of Class A Common Stock under the foregoing Additional Investment Right)

To:  Alanco Technologies, Inc.

The undersigned is the Holder of Additional Investment Right No. _______ (the "Additional Investment Right") issued by Alanco Technologies, Inc., an Arizona corporation (the "Company"). Capitalized terms used herein and not otherwise defined have the respective meanings set forth in the Additional Investment Right.
1. The Additional Investment Right is currently exercisable to purchase a total of ______________ Additional Investment Right Shares.

2. The undersigned Holder hereby exercises its right to purchase _________________ Additional Investment Right Shares pursuant to the Additional Investment Right.

3. The Holder intends that payment of the Exercise Price shall be made in immediately available funds, and shall pay the sum of $____________ to the Company in accordance with the terms of the Additional Investment Right.

4. Pursuant to this exercise, the Company shall deliver to the holder _______________ Additional Investment Right Shares in accordance with the terms of the Additional Investment Right.

5. Following this exercise, the Additional Investment Right shall be exercisable to purchase a total of ______________ Additional Investment Right Shares.



Dated:                      , Name of Holder:

                              (Print)

                              By:
                              Name:
                              Title:

                              (Signature must conform in all respects to name of holder as specified on the face of the Additional Investment Right)

                               FORM OF ASSIGNMENT

         [To be completed and signed only upon transfer of Additional Investment Right]

         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________________ the right represented by the within Additional Investment Right to purchase ____________ shares of Class A Common Stock of Alanco Technologies, Inc. to which the within Additional Investment Right relates and appoints ________________ attorney to transfer said right on the books of Alanco Technologies, Inc. with full power of substitution in the premises.



Dated:                      ,


                              (Signature must conform in all respects to name of holder as specified on the face of the Additional Investment Right)


                              Address of Transferee









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

                            ALANCO TECHNOLOGIES, INC.

                                     WARRANT

Warrant No. 4                                          Dated:  April 18, 2004

         Alanco Technologies, Inc., a Arizona corporation (the "Company"), hereby certifies that, for value received, Cranshire Capital, L.P. or its registered assigns (the "Holder"), is entitled to purchase from the Company up to a total of 230,000 shares of Class A common stock (the "Common Stock"), of the Company (each such share, an "Warrant Share" and all such shares, the "Warrant Shares") at an exercise price equal to $2.00 per share (as adjusted from time to time as provided in Section 9, the "Exercise Price"), at any time and from time to time from and after the date hereof and through and including the date which is the five-year anniversary of the Effective Date (the "Expiration Date"), and subject to the following terms and conditions. This Warrant (this "Warrant") is one of a series of similar Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Purchasers identified therein (the "Purchase Agreement"). All such Warrants are referred to herein, collectively, as the "Warrants."

1. Definitions. In addition to the terms defined elsewhere in this Warrant, capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Purchase Agreement.

2. Registration of Warrant. The Company shall register this Warrant, upon records to be maintained by the Company for that purpose (the "Warrant Register"), in the name of the record Holder hereof from time to time. The Company may deem and treat the registered Holder of this Warrant as the absolute owner hereof for the purpose of any exercise hereof or any distribution to the Holder, and for all other purposes, absent actual notice to the contrary.

3. Registration of Transfers. The Company shall register the assignment and transfer of any portion of this Warrant in the Warrant Register, upon surrender of this Warrant, with the Form of Assignment attached hereto duly completed and signed, to the Transfer Agent or to the Company at its address specified herein. Upon any such registration or transfer, a new Warrant to purchase Common Stock, in substantially the form of this Warrant (any such new Warrant, a "New Warrant"), evidencing the portion of this Warrant so transferred shall be issued to the transferee and a New Warrant evidencing the remaining portion of this Warrant not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Warrant by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of an Warrant. Notwithstanding anything herein to the contrary, a New Warrant may only be issued to an "accredited investor" as defined in Rule 501(a) under the Securities Act.

4. Exercise and Duration of Warrant.

(a) This Warrant shall be exercisable by the registered Holder at any time and from time to time on or after the date hereof to and including the Expiration Date. At 6:30 P.M., New York City time on the Expiration Date, the portion of this Warrant not exercised prior thereto shall be and become void and of no value.

(b) The Holder may exercise this Warrant by delivering to the Company (i) the original Warrant and an exercise notice, in the form attached hereto (the "Exercise Notice"), appropriately completed and duly signed, and (ii) payment of the Exercise Price for the number of Warrant Shares as to which this Warrant is being exercised, and the date such items are delivered to the Company (as determined in accordance with the notice provisions hereof) is an "Exercise Date." Execution and delivery of the original Warrant and Exercise Notice shall have the same effect as cancellation of the original Warrant and issuance of a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

5. Delivery of Warrant Shares.

(a) Upon exercise of this Warrant, the Company shall promptly (but in no event later than three Trading Days after the Exercise Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate for the Warrant Shares issuable upon such exercise, free of restrictive legends unless a registration statement covering the resale of the Warrant Shares and naming the Holder as a selling stockholder thereunder is not then effective and the Warrant Shares are not freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act. The Company shall forward the appropriate request to its transfer agent for issuance of the Shares within three Trading Days after the Company receives the Exercise Notice. The Holder, or any Person so designated by the Holder to receive Warrant Shares, shall be deemed to have become holder of record of such Warrant Shares as of the Exercise Date. The Company shall, upon request of the Holder, use its best efforts to deliver Warrant Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

(b) This Warrant is exercisable, either in its entirety or, from time to time, for a portion of the number of Warrant Shares. Upon surrender of this Warrant following one or more partial exercises, the Company shall issue or cause to be issued, at its expense, a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

(c) The Company's obligations to issue and deliver Warrant Shares in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of Warrant Shares. Nothing herein shall limit a Holder's right to pursue any other remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Company's failure to timely deliver certificates representing shares of Common Stock upon exercise of the Warrant as required pursuant to the terms hereof.

6. Charges, Taxes and Expenses. Issuance and delivery of certificates for shares of Common Stock upon exercise of this Warrant shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Warrant Shares or Warrants in a name other than that of the Holder or an Affiliate thereof. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Warrant or receiving Warrant Shares upon exercise hereof.

7. Replacement of Warrant. If this Warrant is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for this Warrant, a New Warrant, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a New Warrant under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

8. Reservation of Warrant Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Warrant Shares upon exercise of this Warrant as herein provided, the number of Warrant Shares which are then issuable and deliverable upon the exercise of this entire Warrant, free from preemptive rights or any other contingent purchase rights of persons other than the Holder (taking into account the adjustments and restrictions of Section 9). The Company covenants that all Warrant Shares so issuable and deliverable shall, upon issuance and the payment of the applicable Exercise Price in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any securities exchange or automated quotation system upon which the Common Stock may be listed.

9. Certain Adjustments. The Exercise Price and number of Warrant Shares issuable upon exercise of this Warrant are subject to adjustment from time to time as set forth in this Section 9.

(a) Stock Dividends and Splits. If the Company, at any time while this Warrant is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Exercise Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clauses (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination.

(b) Fundamental Transactions. If, at any time while this Warrant is outstanding,
(i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions, (iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock covered by Section 9(a) above) (in any such case, a "Fundamental Transaction"), then the Holder shall have the right thereafter to receive, upon exercise of this Warrant, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of Warrant Shares then issuable upon exercise in full of this Warrant (the "Alternate Consideration"). The aggregate Exercise Price for this Warrant will not be affected by any such Fundamental Transaction, but the Company shall apportion such aggregate Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of this Warrant following such Fundamental Transaction. At the Holder's request, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new Warrant consistent with the foregoing provisions and evidencing the Holder's right to purchase the Alternate Consideration for the aggregate Exercise Price upon exercise thereof. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Warrant (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction. If the Company completes a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act or other analogous "going private" transaction, the Company (or any such successor or surviving entity) will purchase this Warrant from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of such Rule 13e-3 transaction), equal to the Black-Scholes value of the remaining unexercised portion of this Warrant on the date of such request.

(c) Number of Warrant Shares. Simultaneously with any adjustment to the Exercise Price pursuant to paragraphs (a) or (b) of this Section, the number of Warrant Shares that may be purchased upon exercise of this Warrant shall be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable hereunder for the increased or decreased number of Warrant Shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment.

(d) Calculations. All calculations under this Section 9 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

(e) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 9, the Company at its expense will promptly compute such adjustment in accordance with the terms of this Warrant and prepare a certificate setting forth such adjustment, including a statement of the adjusted Exercise Price and adjusted number or type of Warrant Shares or other securities issuable upon exercise of this Warrant (as applicable), describing the transactions giving rise to such adjustments and showing in detail the facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder and to the Company's Transfer Agent.

(f) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including, without limitation, any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary,
(ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to exercise this Warrant prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

10. Payment of Exercise Price. The Holder shall pay the Exercise Price in immediately available funds.

11. Limitation on Exercise. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any exercise of this Warrant (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of
Section 13(d) of the Exchange Act, does not exceed 4.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of an Exercise Notice hereunder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Warrant Shares requested in such Exercise Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Warrants.

12. Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Warrant Shares on the exercise of this Warrant. If any fraction of a Warrant Share would, except for the provisions of this Section, be issuable upon exercise of this Warrant, the number of Warrant Shares to be issued will be rounded down to the nearest whole share.

13. Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Exercise Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or
(iv) upon actual receipt by the party to whom such notice is required to be given. The address and facsimile numbers for such notices or communications shall be as set forth in the Purchase Agreement.

14. Warrant Agent. The Company shall serve as Warrant agent under this Warrant. Upon 30 days' notice to the Holder, the Company may appoint a new Warrant agent. Any corporation into which the Company or any new Warrant agent may be merged or any corporation resulting from any consolidation to which the Company or any new Warrant agent shall be a party or any corporation to which the Company or any new Warrant agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Warrant agent under this Warrant without any further act. Any such successor Warrant agent shall promptly cause notice of its succession as Warrant agent to be mailed (by first class mail, postage prepaid) to the Holder at the Holder's last address as shown on the Warrant Register.

15. Miscellaneous.

(a) Subject to the restrictions on transfer set forth on the first page hereof, this Warrant may be assigned by the Holder. This Warrant may not be assigned by the Company except to a successor in the event of a Fundamental Transaction. This Warrant shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. Subject to the preceding sentence, nothing in this Warrant shall be construed to give to any Person other than the Company and the Holder any legal or equitable right, remedy or cause of action under this Warrant. This Warrant may be amended only in writing signed by the Company and the Holder and their successors and assigns.

(b) The Company will not, by amendment of its governing documents or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any Warrant Shares above the amount payable therefor on such exercise, (ii) will take all such action as may be reasonably necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Warrant Shares on the exercise of this Warrant, and (iii) will not close its shareholder books or records in any manner which interferes with the timely exercise of this Warrant.

(c) Governing Law; Venue; Waiver Of Jury Trial. all questions concerning the construction, validity, enforcement and interpretation of this Warrant shall be governed by and construed and enforced in accordance with the laws of the state of arizona the company and holder hereby waives all rights to a trial by jury.

(d) The headings herein are for convenience only, do not constitute a part of this Warrant and shall not be deemed to limit or affect any of the provisions hereof.

(e) In case any one or more of the provisions of this Warrant shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Warrant shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Warrant.

                                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK,
                                              SIGNATURE PAGE FOLLOWS]





         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its authorized officer as of the date first indicated above.


                            ALANCO TECHNOLOGIES, INC.


                                            By:
                            Name: Robert R. Kauffman
                                            Title:    Chief Executive Officer

                             FORM OF EXERCISE NOTICE

(To be executed by the Holder to exercise the right to purchase shares of Class A Common Stock under the foregoing Warrant)

To:  Alanco Technologies, Inc.

The undersigned is the Holder of Warrant No. _______ (the "Warrant") issued by Alanco Technologies, Inc., an Arizona corporation (the "Company"). Capitalized terms used herein and not otherwise defined have the respective meanings set forth in the Warrant.
1. The Warrant is currently exercisable to purchase a total of ______________ Warrant Shares.

2. The undersigned Holder hereby exercises its right to purchase _________________ Warrant Shares pursuant to the Warrant.

3. The Holder intends that payment of the Exercise Price shall be made in immediately available funds, and shall pay the sum of $____________ to the Company in accordance with the terms of the Warrant.

4. Pursuant to this exercise, the Company shall deliver to the holder _______________ Warrant Shares in accordance with the terms of the Warrant.

5. Following this exercise, the Warrant shall be exercisable to purchase a total of ______________ Warrant Shares.



Dated:                      , Name of Holder:

                              (Print)

                              By:
                              Name:
                              Title:

                              (Signature must conform in all respects to name of holder as specified on the face of the Warrant)

                               FORM OF ASSIGNMENT

         [To be completed and signed only upon transfer of Warrant]

         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________________ the right represented by the within Warrant to purchase ____________ shares of Class A Common Stock of Alanco Technologies, Inc. to which the within Warrant relates and appoints ________________ attorney to transfer said right on the books of Alanco Technologies, Inc. with full power of substitution in the premises.



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

                            ALANCO TECHNOLOGIES, INC.

                                     WARRANT

Warrant No. 2                                            Dated:  April 18, 2004

         Alanco Technologies, Inc., a Arizona corporation (the "Company"), hereby certifies that, for value received, Iroquois Capital, LP or its registered assigns (the "Holder"), is entitled to purchase from the Company up to a total of 100,000 shares of Class A common stock (the "Common Stock"), of the Company (each such share, an "Warrant Share" and all such shares, the "Warrant Shares") at an exercise price equal to $2.00 per share (as adjusted from time to time as provided in Section 9, the "Exercise Price"), at any time and from time to time from and after the date hereof and through and including the date which is the five-year anniversary of the Effective Date (the "Expiration Date"), and subject to the following terms and conditions. This Warrant (this "Warrant") is one of a series of similar Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Purchasers identified therein (the "Purchase Agreement"). All such Warrants are referred to herein, collectively, as the "Warrants."

1. Definitions. In addition to the terms defined elsewhere in this Warrant, capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Purchase Agreement.

2. Registration of Warrant. The Company shall register this Warrant, upon records to be maintained by the Company for that purpose (the "Warrant Register"), in the name of the record Holder hereof from time to time. The Company may deem and treat the registered Holder of this Warrant as the absolute owner hereof for the purpose of any exercise hereof or any distribution to the Holder, and for all other purposes, absent actual notice to the contrary.

3. Registration of Transfers. The Company shall register the assignment and transfer of any portion of this Warrant in the Warrant Register, upon surrender of this Warrant, with the Form of Assignment attached hereto duly completed and signed, to the Transfer Agent or to the Company at its address specified herein. Upon any such registration or transfer, a new Warrant to purchase Common Stock, in substantially the form of this Warrant (any such new Warrant, a "New Warrant"), evidencing the portion of this Warrant so transferred shall be issued to the transferee and a New Warrant evidencing the remaining portion of this Warrant not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Warrant by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of an Warrant. Notwithstanding anything herein to the contrary, a New Warrant may only be issued to an "accredited investor" as defined in Rule 501(a) under the Securities Act.

4. Exercise and Duration of Warrant.

(a) This Warrant shall be exercisable by the registered Holder at any time and from time to time on or after the date hereof to and including the Expiration Date. At 6:30 P.M., New York City time on the Expiration Date, the portion of this Warrant not exercised prior thereto shall be and become void and of no value.

(b) The Holder may exercise this Warrant by delivering to the Company (i) the original Warrant and an exercise notice, in the form attached hereto (the "Exercise Notice"), appropriately completed and duly signed, and (ii) payment of the Exercise Price for the number of Warrant Shares as to which this Warrant is being exercised, and the date such items are delivered to the Company (as determined in accordance with the notice provisions hereof) is an "Exercise Date." Execution and delivery of the original Warrant and Exercise Notice shall have the same effect as cancellation of the original Warrant and issuance of a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

5. Delivery of Warrant Shares.

(a) Upon exercise of this Warrant, the Company shall promptly (but in no event later than three Trading Days after the Exercise Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate for the Warrant Shares issuable upon such exercise, free of restrictive legends unless a registration statement covering the resale of the Warrant Shares and naming the Holder as a selling stockholder thereunder is not then effective and the Warrant Shares are not freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act. The Company shall forward the appropriate request to its transfer agent for issuance of the Shares within three Trading Days after the Company receives the Exercise Notice. The Holder, or any Person so designated by the Holder to receive Warrant Shares, shall be deemed to have become holder of record of such Warrant Shares as of the Exercise Date. The Company shall, upon request of the Holder, use its best efforts to deliver Warrant Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

(b) This Warrant is exercisable, either in its entirety or, from time to time, for a portion of the number of Warrant Shares. Upon surrender of this Warrant following one or more partial exercises, the Company shall issue or cause to be issued, at its expense, a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

(c) The Company's obligations to issue and deliver Warrant Shares in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of Warrant Shares. Nothing herein shall limit a Holder's right to pursue any other remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Company's failure to timely deliver certificates representing shares of Common Stock upon exercise of the Warrant as required pursuant to the terms hereof.

6. Charges, Taxes and Expenses. Issuance and delivery of certificates for shares of Common Stock upon exercise of this Warrant shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Warrant Shares or Warrants in a name other than that of the Holder or an Affiliate thereof. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Warrant or receiving Warrant Shares upon exercise hereof.

7. Replacement of Warrant. If this Warrant is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for this Warrant, a New Warrant, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a New Warrant under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

8. Reservation of Warrant Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Warrant Shares upon exercise of this Warrant as herein provided, the number of Warrant Shares which are then issuable and deliverable upon the exercise of this entire Warrant, free from preemptive rights or any other contingent purchase rights of persons other than the Holder (taking into account the adjustments and restrictions of Section 9). The Company covenants that all Warrant Shares so issuable and deliverable shall, upon issuance and the payment of the applicable Exercise Price in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any securities exchange or automated quotation system upon which the Common Stock may be listed.

9. Certain Adjustments. The Exercise Price and number of Warrant Shares issuable upon exercise of this Warrant are subject to adjustment from time to time as set forth in this Section 9.

(a) Stock Dividends and Splits. If the Company, at any time while this Warrant is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Exercise Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clauses (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination.

(b) Fundamental Transactions. If, at any time while this Warrant is outstanding,
(i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions, (iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock covered by Section 9(a) above) (in any such case, a "Fundamental Transaction"), then the Holder shall have the right thereafter to receive, upon exercise of this Warrant, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of Warrant Shares then issuable upon exercise in full of this Warrant (the "Alternate Consideration"). The aggregate Exercise Price for this Warrant will not be affected by any such Fundamental Transaction, but the Company shall apportion such aggregate Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of this Warrant following such Fundamental Transaction. At the Holder's request, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new Warrant consistent with the foregoing provisions and evidencing the Holder's right to purchase the Alternate Consideration for the aggregate Exercise Price upon exercise thereof. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Warrant (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction. If the Company completes a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act or other analogous "going private" transaction, the Company (or any such successor or surviving entity) will purchase this Warrant from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of such Rule 13e-3 transaction), equal to the Black-Scholes value of the remaining unexercised portion of this Warrant on the date of such request.

(c) Number of Warrant Shares. Simultaneously with any adjustment to the Exercise Price pursuant to paragraphs (a) or (b) of this Section, the number of Warrant Shares that may be purchased upon exercise of this Warrant shall be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable hereunder for the increased or decreased number of Warrant Shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment.

(d) Calculations. All calculations under this Section 9 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

(e) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 9, the Company at its expense will promptly compute such adjustment in accordance with the terms of this Warrant and prepare a certificate setting forth such adjustment, including a statement of the adjusted Exercise Price and adjusted number or type of Warrant Shares or other securities issuable upon exercise of this Warrant (as applicable), describing the transactions giving rise to such adjustments and showing in detail the facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder and to the Company's Transfer Agent.

(f) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including, without limitation, any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary,
(ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to exercise this Warrant prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

10. Payment of Exercise Price. The Holder shall pay the Exercise Price in immediately available funds.

11. Limitation on Exercise. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any exercise of this Warrant (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of
Section 13(d) of the Exchange Act, does not exceed 4.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of an Exercise Notice hereunder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Warrant Shares requested in such Exercise Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Warrants.

12. Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Warrant Shares on the exercise of this Warrant. If any fraction of a Warrant Share would, except for the provisions of this Section, be issuable upon exercise of this Warrant, the number of Warrant Shares to be issued will be rounded down to the nearest whole share.

13. Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Exercise Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or
(iv) upon actual receipt by the party to whom such notice is required to be given. The address and facsimile numbers for such notices or communications shall be as set forth in the Purchase Agreement.

14. Warrant Agent. The Company shall serve as Warrant agent under this Warrant. Upon 30 days' notice to the Holder, the Company may appoint a new Warrant agent. Any corporation into which the Company or any new Warrant agent may be merged or any corporation resulting from any consolidation to which the Company or any new Warrant agent shall be a party or any corporation to which the Company or any new Warrant agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Warrant agent under this Warrant without any further act. Any such successor Warrant agent shall promptly cause notice of its succession as Warrant agent to be mailed (by first class mail, postage prepaid) to the Holder at the Holder's last address as shown on the Warrant Register.

15. Miscellaneous.

(a) Subject to the restrictions on transfer set forth on the first page hereof, this Warrant may be assigned by the Holder. This Warrant may not be assigned by the Company except to a successor in the event of a Fundamental Transaction. This Warrant shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. Subject to the preceding sentence, nothing in this Warrant shall be construed to give to any Person other than the Company and the Holder any legal or equitable right, remedy or cause of action under this Warrant. This Warrant may be amended only in writing signed by the Company and the Holder and their successors and assigns.

(b) The Company will not, by amendment of its governing documents or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any Warrant Shares above the amount payable therefor on such exercise, (ii) will take all such action as may be reasonably necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Warrant Shares on the exercise of this Warrant, and (iii) will not close its shareholder books or records in any manner which interferes with the timely exercise of this Warrant.

(c) Governing Law; Venue; Waiver Of Jury Trial. all questions concerning the construction, validity, enforcement and interpretation of this Warrant shall be governed by and construed and enforced in accordance with the laws of the state of arizona the company and holder hereby waives all rights to a trial by jury.

(d) The headings herein are for convenience only, do not constitute a part of this Warrant and shall not be deemed to limit or affect any of the provisions hereof.

(e) In case any one or more of the provisions of this Warrant shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Warrant shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Warrant.

                                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK,
                                              SIGNATURE PAGE FOLLOWS]


         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its authorized officer as of the date first indicated above.


                            ALANCO TECHNOLOGIES, INC.


                                            By:
                            Name: Robert R. Kauffman
                                            Title:    Chief Executive Officer

                             FORM OF EXERCISE NOTICE

(To be executed by the Holder to exercise the right to purchase shares of Class A Common Stock under the foregoing Warrant)

To:  Alanco Technologies, Inc.

The undersigned is the Holder of Warrant No. _______ (the "Warrant") issued by Alanco Technologies, Inc., an Arizona corporation (the "Company"). Capitalized terms used herein and not otherwise defined have the respective meanings set forth in the Warrant.
1. The Warrant is currently exercisable to purchase a total of ______________ Warrant Shares.

2. The undersigned Holder hereby exercises its right to purchase _________________ Warrant Shares pursuant to the Warrant.

3. The Holder intends that payment of the Exercise Price shall be made in immediately available funds, and shall pay the sum of $____________ to the Company in accordance with the terms of the Warrant.

4. Pursuant to this exercise, the Company shall deliver to the holder _______________ Warrant Shares in accordance with the terms of the Warrant.

5. Following this exercise, the Warrant shall be exercisable to purchase a total of ______________ Warrant Shares.



Dated:                      , Name of Holder:

                              (Print)

                              By:
                              Name:
                              Title:

                              (Signature must conform in all respects to name of holder as specified on the face of the Warrant)

                               FORM OF ASSIGNMENT

         [To be completed and signed only upon transfer of Warrant]

         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________________ the right represented by the within Warrant to purchase ____________ shares of Class A Common Stock of Alanco Technologies, Inc. to which the within Warrant relates and appoints ________________ attorney to transfer said right on the books of Alanco Technologies, Inc. with full power of substitution in the premises.



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

                            ALANCO TECHNOLOGIES, INC.

                                     WARRANT

Warrant No. 2                                            Dated:  April 18, 2004

         Alanco Technologies, Inc., a Arizona corporation (the "Company"), hereby certifies that, for value received, Iroquois Capital, LP or its registered assigns (the "Holder"), is entitled to purchase from the Company up to a total of 100,000 shares of Class A common stock (the "Common Stock"), of the Company (each such share, an "Warrant Share" and all such shares, the "Warrant Shares") at an exercise price equal to $2.00 per share (as adjusted from time to time as provided in Section 9, the "Exercise Price"), at any time and from time to time from and after the date hereof and through and including the date which is the five-year anniversary of the Effective Date (the "Expiration Date"), and subject to the following terms and conditions. This Warrant (this "Warrant") is one of a series of similar Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Purchasers identified therein (the "Purchase Agreement"). All such Warrants are referred to herein, collectively, as the "Warrants."

1. Definitions. In addition to the terms defined elsewhere in this Warrant, capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Purchase Agreement.

2. Registration of Warrant. The Company shall register this Warrant, upon records to be maintained by the Company for that purpose (the "Warrant Register"), in the name of the record Holder hereof from time to time. The Company may deem and treat the registered Holder of this Warrant as the absolute owner hereof for the purpose of any exercise hereof or any distribution to the Holder, and for all other purposes, absent actual notice to the contrary.

3. Registration of Transfers. The Company shall register the assignment and transfer of any portion of this Warrant in the Warrant Register, upon surrender of this Warrant, with the Form of Assignment attached hereto duly completed and signed, to the Transfer Agent or to the Company at its address specified herein. Upon any such registration or transfer, a new Warrant to purchase Common Stock, in substantially the form of this Warrant (any such new Warrant, a "New Warrant"), evidencing the portion of this Warrant so transferred shall be issued to the transferee and a New Warrant evidencing the remaining portion of this Warrant not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Warrant by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of an Warrant. Notwithstanding anything herein to the contrary, a New Warrant may only be issued to an "accredited investor" as defined in Rule 501(a) under the Securities Act.

4. Exercise and Duration of Warrant.

(a) This Warrant shall be exercisable by the registered Holder at any time and from time to time on or after the date hereof to and including the Expiration Date. At 6:30 P.M., New York City time on the Expiration Date, the portion of this Warrant not exercised prior thereto shall be and become void and of no value.

(b) The Holder may exercise this Warrant by delivering to the Company (i) the original Warrant and an exercise notice, in the form attached hereto (the "Exercise Notice"), appropriately completed and duly signed, and (ii) payment of the Exercise Price for the number of Warrant Shares as to which this Warrant is being exercised, and the date such items are delivered to the Company (as determined in accordance with the notice provisions hereof) is an "Exercise Date." Execution and delivery of the original Warrant and Exercise Notice shall have the same effect as cancellation of the original Warrant and issuance of a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

5. Delivery of Warrant Shares.

(a) Upon exercise of this Warrant, the Company shall promptly (but in no event later than three Trading Days after the Exercise Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate for the Warrant Shares issuable upon such exercise, free of restrictive legends unless a registration statement covering the resale of the Warrant Shares and naming the Holder as a selling stockholder thereunder is not then effective and the Warrant Shares are not freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act. The Company shall forward the appropriate request to its transfer agent for issuance of the Shares within three Trading Days after the Company receives the Exercise Notice. The Holder, or any Person so designated by the Holder to receive Warrant Shares, shall be deemed to have become holder of record of such Warrant Shares as of the Exercise Date. The Company shall, upon request of the Holder, use its best efforts to deliver Warrant Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

(b) This Warrant is exercisable, either in its entirety or, from time to time, for a portion of the number of Warrant Shares. Upon surrender of this Warrant following one or more partial exercises, the Company shall issue or cause to be issued, at its expense, a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

(c) The Company's obligations to issue and deliver Warrant Shares in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of Warrant Shares. Nothing herein shall limit a Holder's right to pursue any other remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Company's failure to timely deliver certificates representing shares of Common Stock upon exercise of the Warrant as required pursuant to the terms hereof.

6. Charges, Taxes and Expenses. Issuance and delivery of certificates for shares of Common Stock upon exercise of this Warrant shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Warrant Shares or Warrants in a name other than that of the Holder or an Affiliate thereof. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Warrant or receiving Warrant Shares upon exercise hereof.

7. Replacement of Warrant. If this Warrant is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for this Warrant, a New Warrant, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a New Warrant under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

8. Reservation of Warrant Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Warrant Shares upon exercise of this Warrant as herein provided, the number of Warrant Shares which are then issuable and deliverable upon the exercise of this entire Warrant, free from preemptive rights or any other contingent purchase rights of persons other than the Holder (taking into account the adjustments and restrictions of Section 9). The Company covenants that all Warrant Shares so issuable and deliverable shall, upon issuance and the payment of the applicable Exercise Price in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any securities exchange or automated quotation system upon which the Common Stock may be listed.

9. Certain Adjustments. The Exercise Price and number of Warrant Shares issuable upon exercise of this Warrant are subject to adjustment from time to time as set forth in this Section 9.

(a) Stock Dividends and Splits. If the Company, at any time while this Warrant is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Exercise Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clauses (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination.

(b) Fundamental Transactions. If, at any time while this Warrant is outstanding,
(i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions, (iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock covered by Section 9(a) above) (in any such case, a "Fundamental Transaction"), then the Holder shall have the right thereafter to receive, upon exercise of this Warrant, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of Warrant Shares then issuable upon exercise in full of this Warrant (the "Alternate Consideration"). The aggregate Exercise Price for this Warrant will not be affected by any such Fundamental Transaction, but the Company shall apportion such aggregate Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of this Warrant following such Fundamental Transaction. At the Holder's request, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new Warrant consistent with the foregoing provisions and evidencing the Holder's right to purchase the Alternate Consideration for the aggregate Exercise Price upon exercise thereof. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Warrant (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction. If the Company completes a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act or other analogous "going private" transaction, the Company (or any such successor or surviving entity) will purchase this Warrant from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of such Rule 13e-3 transaction), equal to the Black-Scholes value of the remaining unexercised portion of this Warrant on the date of such request.

(c) Number of Warrant Shares. Simultaneously with any adjustment to the Exercise Price pursuant to paragraphs (a) or (b) of this Section, the number of Warrant Shares that may be purchased upon exercise of this Warrant shall be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable hereunder for the increased or decreased number of Warrant Shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment.

(d) Calculations. All calculations under this Section 9 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

(e) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 9, the Company at its expense will promptly compute such adjustment in accordance with the terms of this Warrant and prepare a certificate setting forth such adjustment, including a statement of the adjusted Exercise Price and adjusted number or type of Warrant Shares or other securities issuable upon exercise of this Warrant (as applicable), describing the transactions giving rise to such adjustments and showing in detail the facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder and to the Company's Transfer Agent.

(f) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including, without limitation, any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary,
(ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to exercise this Warrant prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

10. Payment of Exercise Price. The Holder shall pay the Exercise Price in immediately available funds.

11. Limitation on Exercise. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any exercise of this Warrant (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of
Section 13(d) of the Exchange Act, does not exceed 4.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of an Exercise Notice hereunder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Warrant Shares requested in such Exercise Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Warrants.

12. Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Warrant Shares on the exercise of this Warrant. If any fraction of a Warrant Share would, except for the provisions of this Section, be issuable upon exercise of this Warrant, the number of Warrant Shares to be issued will be rounded down to the nearest whole share.

13. Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Exercise Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or
(iv) upon actual receipt by the party to whom such notice is required to be given. The address and facsimile numbers for such notices or communications shall be as set forth in the Purchase Agreement.

14. Warrant Agent. The Company shall serve as Warrant agent under this Warrant. Upon 30 days' notice to the Holder, the Company may appoint a new Warrant agent. Any corporation into which the Company or any new Warrant agent may be merged or any corporation resulting from any consolidation to which the Company or any new Warrant agent shall be a party or any corporation to which the Company or any new Warrant agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Warrant agent under this Warrant without any further act. Any such successor Warrant agent shall promptly cause notice of its succession as Warrant agent to be mailed (by first class mail, postage prepaid) to the Holder at the Holder's last address as shown on the Warrant Register.

15. Miscellaneous.

(a) Subject to the restrictions on transfer set forth on the first page hereof, this Warrant may be assigned by the Holder. This Warrant may not be assigned by the Company except to a successor in the event of a Fundamental Transaction. This Warrant shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. Subject to the preceding sentence, nothing in this Warrant shall be construed to give to any Person other than the Company and the Holder any legal or equitable right, remedy or cause of action under this Warrant. This Warrant may be amended only in writing signed by the Company and the Holder and their successors and assigns.

(b) The Company will not, by amendment of its governing documents or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any Warrant Shares above the amount payable therefor on such exercise, (ii) will take all such action as may be reasonably necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Warrant Shares on the exercise of this Warrant, and (iii) will not close its shareholder books or records in any manner which interferes with the timely exercise of this Warrant.

(c) Governing Law; Venue; Waiver Of Jury Trial. all questions concerning the construction, validity, enforcement and interpretation of this Warrant shall be governed by and construed and enforced in accordance with the laws of the state of arizona the company and holder hereby waives all rights to a trial by jury.

(d) The headings herein are for convenience only, do not constitute a part of this Warrant and shall not be deemed to limit or affect any of the provisions hereof.

(e) In case any one or more of the provisions of this Warrant shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Warrant shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Warrant.

                                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK,
                                              SIGNATURE PAGE FOLLOWS]



         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its authorized officer as of the date first indicated above.


                            ALANCO TECHNOLOGIES, INC.


                                            By:
                            Name: Robert R. Kauffman
                                            Title:    Chief Executive Officer

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

1. The Warrant is currently exercisable to purchase a total of ______________ Warrant Shares.

2. The undersigned Holder hereby exercises its right to purchase _________________ Warrant Shares pursuant to the Warrant.

3. The Holder intends that payment of the Exercise Price shall be made in immediately available funds, and shall pay the sum of $____________ to the Company in accordance with the terms of the Warrant.

4. Pursuant to this exercise, the Company shall deliver to the holder _______________ Warrant Shares in accordance with the terms of the Warrant.

5. Following this exercise, the Warrant shall be exercisable to purchase a total of ______________ Warrant Shares.



Dated:                      ,Name of Holder:

                             (Print)

                             By:
                             Name:
                             Title:

                             (Signature  must  conform  in all  respects  to
                              name of holder as specified on the face of the Warrant)

                               FORM OF ASSIGNMENT

         [To be completed and signed only upon transfer of Warrant]

         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________________ the right represented by the within Warrant to purchase ____________ shares of Class A Common Stock of Alanco Technologies, Inc. to which the within Warrant relates and appoints ________________ attorney to transfer said right on the books of Alanco Technologies, Inc. with full power of substitution in the premises.



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

                            ALANCO TECHNOLOGIES, INC.

                                     WARRANT

Warrant No. 3                                          Dated:  April 18, 2004

         Alanco Technologies, Inc., a Arizona corporation (the "Company"), hereby certifies that, for value received, Omicron Master Trust or its registered assigns (the "Holder"), is entitled to purchase from the Company up to a total of 230,000 shares of Class A common stock (the "Common Stock"), of the Company (each such share, an "Warrant Share" and all such shares, the "Warrant Shares") at an exercise price equal to $2.00 per share (as adjusted from time to time as provided in Section 9, the "Exercise Price"), at any time and from time to time from and after the date hereof and through and including the date which is the five-year anniversary of the Effective Date (the "Expiration Date"), and subject to the following terms and conditions. This Warrant (this "Warrant") is one of a series of similar Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Purchasers identified therein (the "Purchase Agreement"). All such Warrants are referred to herein, collectively, as the "Warrants."

1. Definitions. In addition to the terms defined elsewhere in this Warrant, capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Purchase Agreement.

2. Registration of Warrant. The Company shall register this Warrant, upon records to be maintained by the Company for that purpose (the "Warrant Register"), in the name of the record Holder hereof from time to time. The Company may deem and treat the registered Holder of this Warrant as the absolute owner hereof for the purpose of any exercise hereof or any distribution to the Holder, and for all other purposes, absent actual notice to the contrary.

3. Registration of Transfers. The Company shall register the assignment and transfer of any portion of this Warrant in the Warrant Register, upon surrender of this Warrant, with the Form of Assignment attached hereto duly completed and signed, to the Transfer Agent or to the Company at its address specified herein. Upon any such registration or transfer, a new Warrant to purchase Common Stock, in substantially the form of this Warrant (any such new Warrant, a "New Warrant"), evidencing the portion of this Warrant so transferred shall be issued to the transferee and a New Warrant evidencing the remaining portion of this Warrant not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Warrant by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of an Warrant. Notwithstanding anything herein to the contrary, a New Warrant may only be issued to an "accredited investor" as defined in Rule 501(a) under the Securities Act.

4. Exercise and Duration of Warrant.

(a) This Warrant shall be exercisable by the registered Holder at any time and from time to time on or after the date hereof to and including the Expiration Date. At 6:30 P.M., New York City time on the Expiration Date, the portion of this Warrant not exercised prior thereto shall be and become void and of no value.

(b) The Holder may exercise this Warrant by delivering to the Company (i) the original Warrant and an exercise notice, in the form attached hereto (the "Exercise Notice"), appropriately completed and duly signed, and (ii) payment of the Exercise Price for the number of Warrant Shares as to which this Warrant is being exercised, and the date such items are delivered to the Company (as determined in accordance with the notice provisions hereof) is an "Exercise Date." Execution and delivery of the original Warrant and Exercise Notice shall have the same effect as cancellation of the original Warrant and issuance of a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

5. Delivery of Warrant Shares.

(a) Upon exercise of this Warrant, the Company shall promptly (but in no event later than three Trading Days after the Exercise Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate for the Warrant Shares issuable upon such exercise, free of restrictive legends unless a registration statement covering the resale of the Warrant Shares and naming the Holder as a selling stockholder thereunder is not then effective and the Warrant Shares are not freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act. The Company shall forward the appropriate request to its transfer agent for issuance of the Shares within three Trading Days after the Company receives the Exercise Notice. The Holder, or any Person so designated by the Holder to receive Warrant Shares, shall be deemed to have become holder of record of such Warrant Shares as of the Exercise Date. The Company shall, upon request of the Holder, use its best efforts to deliver Warrant Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

(b) This Warrant is exercisable, either in its entirety or, from time to time, for a portion of the number of Warrant Shares. Upon surrender of this Warrant following one or more partial exercises, the Company shall issue or cause to be issued, at its expense, a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

(c) The Company's obligations to issue and deliver Warrant Shares in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of Warrant Shares. Nothing herein shall limit a Holder's right to pursue any other remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Company's failure to timely deliver certificates representing shares of Common Stock upon exercise of the Warrant as required pursuant to the terms hereof.

6. Charges, Taxes and Expenses. Issuance and delivery of certificates for shares of Common Stock upon exercise of this Warrant shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Warrant Shares or Warrants in a name other than that of the Holder or an Affiliate thereof. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Warrant or receiving Warrant Shares upon exercise hereof.

7. Replacement of Warrant. If this Warrant is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for this Warrant, a New Warrant, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a New Warrant under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

8. Reservation of Warrant Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Warrant Shares upon exercise of this Warrant as herein provided, the number of Warrant Shares which are then issuable and deliverable upon the exercise of this entire Warrant, free from preemptive rights or any other contingent purchase rights of persons other than the Holder (taking into account the adjustments and restrictions of Section 9). The Company covenants that all Warrant Shares so issuable and deliverable shall, upon issuance and the payment of the applicable Exercise Price in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any securities exchange or automated quotation system upon which the Common Stock may be listed.

9. Certain Adjustments. The Exercise Price and number of Warrant Shares issuable upon exercise of this Warrant are subject to adjustment from time to time as set forth in this Section 9.

(a) Stock Dividends and Splits. If the Company, at any time while this Warrant is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Exercise Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clauses (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination.

(b) Fundamental Transactions. If, at any time while this Warrant is outstanding,
(i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions, (iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock covered by Section 9(a) above) (in any such case, a "Fundamental Transaction"), then the Holder shall have the right thereafter to receive, upon exercise of this Warrant, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of Warrant Shares then issuable upon exercise in full of this Warrant (the "Alternate Consideration"). The aggregate Exercise Price for this Warrant will not be affected by any such Fundamental Transaction, but the Company shall apportion such aggregate Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of this Warrant following such Fundamental Transaction. At the Holder's request, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new Warrant consistent with the foregoing provisions and evidencing the Holder's right to purchase the Alternate Consideration for the aggregate Exercise Price upon exercise thereof. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Warrant (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction. If the Company completes a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act or other analogous "going private" transaction, the Company (or any such successor or surviving entity) will purchase this Warrant from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of such Rule 13e-3 transaction), equal to the Black-Scholes value of the remaining unexercised portion of this Warrant on the date of such request.

(c) Number of Warrant Shares. Simultaneously with any adjustment to the Exercise Price pursuant to paragraphs (a) or (b) of this Section, the number of Warrant Shares that may be purchased upon exercise of this Warrant shall be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable hereunder for the increased or decreased number of Warrant Shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment.

(d) Calculations. All calculations under this Section 9 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

(e) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 9, the Company at its expense will promptly compute such adjustment in accordance with the terms of this Warrant and prepare a certificate setting forth such adjustment, including a statement of the adjusted Exercise Price and adjusted number or type of Warrant Shares or other securities issuable upon exercise of this Warrant (as applicable), describing the transactions giving rise to such adjustments and showing in detail the facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder and to the Company's Transfer Agent.

(f) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including, without limitation, any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary,
(ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to exercise this Warrant prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

10. Payment of Exercise Price. The Holder shall pay the Exercise Price in immediately available funds.

11. Limitation on Exercise. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any exercise of this Warrant (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of
Section 13(d) of the Exchange Act, does not exceed 4.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of an Exercise Notice hereunder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Warrant Shares requested in such Exercise Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Warrants.

12. Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Warrant Shares on the exercise of this Warrant. If any fraction of a Warrant Share would, except for the provisions of this Section, be issuable upon exercise of this Warrant, the number of Warrant Shares to be issued will be rounded down to the nearest whole share.

13. Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Exercise Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or
(iv) upon actual receipt by the party to whom such notice is required to be given. The address and facsimile numbers for such notices or communications shall be as set forth in the Purchase Agreement.

14. Warrant Agent. The Company shall serve as Warrant agent under this Warrant. Upon 30 days' notice to the Holder, the Company may appoint a new Warrant agent. Any corporation into which the Company or any new Warrant agent may be merged or any corporation resulting from any consolidation to which the Company or any new Warrant agent shall be a party or any corporation to which the Company or any new Warrant agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Warrant agent under this Warrant without any further act. Any such successor Warrant agent shall promptly cause notice of its succession as Warrant agent to be mailed (by first class mail, postage prepaid) to the Holder at the Holder's last address as shown on the Warrant Register.

15. Miscellaneous.

(a) Subject to the restrictions on transfer set forth on the first page hereof, this Warrant may be assigned by the Holder. This Warrant may not be assigned by the Company except to a successor in the event of a Fundamental Transaction. This Warrant shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. Subject to the preceding sentence, nothing in this Warrant shall be construed to give to any Person other than the Company and the Holder any legal or equitable right, remedy or cause of action under this Warrant. This Warrant may be amended only in writing signed by the Company and the Holder and their successors and assigns.

(b) The Company will not, by amendment of its governing documents or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any Warrant Shares above the amount payable therefor on such exercise, (ii) will take all such action as may be reasonably necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Warrant Shares on the exercise of this Warrant, and (iii) will not close its shareholder books or records in any manner which interferes with the timely exercise of this Warrant.

(c) Governing Law; Venue; Waiver Of Jury Trial. all questions concerning the construction, validity, enforcement and interpretation of this Warrant shall be governed by and construed and enforced in accordance with the laws of the state of arizona the company and holder hereby waives all rights to a trial by jury.

(d) The headings herein are for convenience only, do not constitute a part of this Warrant and shall not be deemed to limit or affect any of the provisions hereof.

(e) In case any one or more of the provisions of this Warrant shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Warrant shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Warrant.

                                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK,
                                              SIGNATURE PAGE FOLLOWS]


         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its authorized officer as of the date first indicated above.


                            ALANCO TECHNOLOGIES, INC.


                                            By:
                            Name: Robert R. Kauffman
                                            Title:    Chief Executive Officer

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

1. The Warrant is currently exercisable to purchase a total of ______________ Warrant Shares.

2. The undersigned Holder hereby exercises its right to purchase _________________ Warrant Shares pursuant to the Warrant.

3. The Holder intends that payment of the Exercise Price shall be made in immediately available funds, and shall pay the sum of $____________ to the Company in accordance with the terms of the Warrant.

4. Pursuant to this exercise, the Company shall deliver to the holder _______________ Warrant Shares in accordance with the terms of the Warrant.

5. Following this exercise, the Warrant shall be exercisable to purchase a total of ______________ Warrant Shares.



Dated:                      ,Name of Holder:

                             (Print)

                             By:
                             Name:
                             Title:

                             (Signature  must  conform  in all  respects  to
                              name of holder as specified on the face of the Warrant)

                               FORM OF ASSIGNMENT

         [To be completed and signed only upon transfer of Warrant]

         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________________ the right represented by the within Warrant to purchase ____________ shares of Class A Common Stock of Alanco Technologies, Inc. to which the within Warrant relates and appoints ________________ attorney to transfer said right on the books of Alanco Technologies, Inc. with full power of substitution in the premises.



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

                            ALANCO TECHNOLOGIES, INC.

                                     WARRANT

Warrant No. 1                                           Dated:  April 18, 2004

         Alanco Technologies, Inc., a Arizona corporation (the "Company"), hereby certifies that, for value received, Vertical Ventures, LLC or its registered assigns (the "Holder"), is entitled to purchase from the Company up to a total of 140,000 shares of Class A common stock (the "Common Stock"), of the Company (each such share, an "Warrant Share" and all such shares, the "Warrant Shares") at an exercise price equal to $2.00 per share (as adjusted from time to time as provided in Section 9, the "Exercise Price"), at any time and from time to time from and after the date hereof and through and including the date which is the five-year anniversary of the Effective Date (the "Expiration Date"), and subject to the following terms and conditions. This Warrant (this "Warrant") is one of a series of similar Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Purchasers identified therein (the "Purchase Agreement"). All such Warrants are referred to herein, collectively, as the "Warrants."

1. Definitions. In addition to the terms defined elsewhere in this Warrant, capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Purchase Agreement.

2. Registration of Warrant. The Company shall register this Warrant, upon records to be maintained by the Company for that purpose (the "Warrant Register"), in the name of the record Holder hereof from time to time. The Company may deem and treat the registered Holder of this Warrant as the absolute owner hereof for the purpose of any exercise hereof or any distribution to the Holder, and for all other purposes, absent actual notice to the contrary.

3. Registration of Transfers. The Company shall register the assignment and transfer of any portion of this Warrant in the Warrant Register, upon surrender of this Warrant, with the Form of Assignment attached hereto duly completed and signed, to the Transfer Agent or to the Company at its address specified herein. Upon any such registration or transfer, a new Warrant to purchase Common Stock, in substantially the form of this Warrant (any such new Warrant, a "New Warrant"), evidencing the portion of this Warrant so transferred shall be issued to the transferee and a New Warrant evidencing the remaining portion of this Warrant not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Warrant by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of an Warrant. Notwithstanding anything herein to the contrary, a New Warrant may only be issued to an "accredited investor" as defined in Rule 501(a) under the Securities Act.

4. Exercise and Duration of Warrant.

(a) This Warrant shall be exercisable by the registered Holder at any time and from time to time on or after the date hereof to and including the Expiration Date. At 6:30 P.M., New York City time on the Expiration Date, the portion of this Warrant not exercised prior thereto shall be and become void and of no value.

(b) The Holder may exercise this Warrant by delivering to the Company (i) the original Warrant and an exercise notice, in the form attached hereto (the "Exercise Notice"), appropriately completed and duly signed, and (ii) payment of the Exercise Price for the number of Warrant Shares as to which this Warrant is being exercised, and the date such items are delivered to the Company (as determined in accordance with the notice provisions hereof) is an "Exercise Date." Execution and delivery of the original Warrant and Exercise Notice shall have the same effect as cancellation of the original Warrant and issuance of a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

5. Delivery of Warrant Shares.

(a) Upon exercise of this Warrant, the Company shall promptly (but in no event later than three Trading Days after the Exercise Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate for the Warrant Shares issuable upon such exercise, free of restrictive legends unless a registration statement covering the resale of the Warrant Shares and naming the Holder as a selling stockholder thereunder is not then effective and the Warrant

Shares are not freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act. The Company shall forward the appropriate request to its transfer agent for issuance of the Shares within three Trading Days after the Company receives the Exercise Notice. The Holder, or any Person so designated by the Holder to receive Warrant Shares, shall be deemed to have become holder of record of such Warrant Shares as of the Exercise Date. The Company shall, upon request of the Holder, use its best efforts to deliver Warrant Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

(b) This Warrant is exercisable, either in its entirety or, from time to time, for a portion of the number of Warrant Shares. Upon surrender of this Warrant following one or more partial exercises, the Company shall issue or cause to be issued, at its expense, a New Warrant evidencing the right to purchase the remaining number of Warrant Shares.

(c) The Company's obligations to issue and deliver Warrant Shares in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of Warrant Shares. Nothing herein shall limit a Holder's right to pursue any other remedies available to it hereunder, at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Company's failure to timely deliver certificates representing shares of Common Stock upon exercise of the Warrant as required pursuant to the terms hereof.

6. Charges, Taxes and Expenses. Issuance and delivery of certificates for shares of Common Stock upon exercise of this Warrant shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Warrant Shares or Warrants in a name other than that of the Holder or an Affiliate thereof. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Warrant or receiving Warrant Shares upon exercise hereof.

7. Replacement of Warrant. If this Warrant is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for this Warrant, a New Warrant, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a New Warrant under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

8. Reservation of Warrant Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Warrant Shares upon exercise of this Warrant as herein provided, the number of Warrant Shares which are then issuable and deliverable upon the exercise of this entire Warrant, free from preemptive rights or any other contingent purchase rights of persons other than the Holder (taking into account the adjustments and restrictions of Section 9). The Company covenants that all Warrant Shares so issuable and deliverable shall, upon issuance and the payment of the applicable Exercise Price in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any securities exchange or automated quotation system upon which the Common Stock may be listed.

9. Certain Adjustments. The Exercise Price and number of Warrant Shares issuable upon exercise of this Warrant are subject to adjustment from time to time as set forth in this Section 9.

(a) Stock Dividends and Splits. If the Company, at any time while this Warrant is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Exercise Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clauses (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination.

(b) Fundamental Transactions. If, at any time while this Warrant is outstanding,
(i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions, (iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock covered by Section 9(a) above) (in any such case, a "Fundamental Transaction"), then the Holder shall have the right thereafter to receive, upon exercise of this Warrant, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of Warrant Shares then issuable upon exercise in full of this Warrant (the "Alternate Consideration"). The aggregate Exercise Price for this Warrant will not be affected by any such Fundamental Transaction, but the Company shall apportion such aggregate Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of this Warrant following such Fundamental Transaction. At the Holder's request, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new Warrant consistent with the foregoing provisions and evidencing the Holder's right to purchase the Alternate Consideration for the aggregate Exercise Price upon exercise thereof. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Warrant (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction. If the Company completes a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act or other analogous "going private" transaction, the Company (or any such successor or surviving entity) will purchase this Warrant from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of such Rule 13e-3 transaction), equal to the Black-Scholes value of the remaining unexercised portion of this Warrant on the date of such request.

(c) Number of Warrant Shares. Simultaneously with any adjustment to the Exercise Price pursuant to paragraphs (a) or (b) of this Section, the number of Warrant Shares that may be purchased upon exercise of this Warrant shall be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable hereunder for the increased or decreased number of Warrant Shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment.

(d) Calculations. All calculations under this Section 9 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

(e) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 9, the Company at its expense will promptly compute such adjustment in accordance with the terms of this Warrant and prepare a certificate setting forth such adjustment, including a statement of the adjusted Exercise Price and adjusted number or type of Warrant Shares or other securities issuable upon exercise of this Warrant (as applicable), describing the transactions giving rise to such adjustments and showing in detail the facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder and to the Company's Transfer Agent.

(f) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including, without limitation, any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary,
(ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to exercise this Warrant prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

10. Payment of Exercise Price. The Holder shall pay the Exercise Price in immediately available funds.

11. Limitation on Exercise. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any exercise of this Warrant (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of
Section 13(d) of the Exchange Act, does not exceed 4.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of an Exercise Notice hereunder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Warrant Shares requested in such Exercise Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Warrants.

12. Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Warrant Shares on the exercise of this Warrant. If any fraction of a Warrant Share would, except for the provisions of this Section, be issuable upon exercise of this Warrant, the number of Warrant Shares to be issued will be rounded down to the nearest whole share.

13. Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Exercise Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of deposit with a nationally recognized overnight courier service, or
(iv) upon actual receipt by the party to whom such notice is required to be given. The address and facsimile numbers for such notices or communications shall be as set forth in the Purchase Agreement.

14. Warrant Agent. The Company shall serve as Warrant agent under this Warrant. Upon 30 days' notice to the Holder, the Company may appoint a new Warrant agent. Any corporation into which the Company or any new Warrant agent may be merged or any corporation resulting from any consolidation to which the Company or any new Warrant agent shall be a party or any corporation to which the Company or any new Warrant agent transfers substantially all of its corporate trust or shareholders services business shall be a successor Warrant agent under this Warrant without any further act. Any such successor Warrant agent shall promptly cause notice of its succession as Warrant agent to be mailed (by first class mail, postage prepaid) to the Holder at the Holder's last address as shown on the Warrant Register.

15. Miscellaneous.

(a) Subject to the restrictions on transfer set forth on the first page hereof, this Warrant may be assigned by the Holder. This Warrant may not be assigned by the Company except to a successor in the event of a Fundamental Transaction. This Warrant shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. Subject to the preceding sentence, nothing in this Warrant shall be construed to give to any Person other than the Company and the Holder any legal or equitable right, remedy or cause of action under this Warrant. This Warrant may be amended only in writing signed by the Company and the Holder and their successors and assigns.

(b) The Company will not, by amendment of its governing documents or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any Warrant Shares above the amount payable therefor on such exercise, (ii) will take all such action as may be reasonably necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Warrant Shares on the exercise of this Warrant, and (iii) will not close its shareholder books or records in any manner which interferes with the timely exercise of this Warrant.

(c) Governing Law; Venue; Waiver Of Jury Trial. all questions concerning the construction, validity, enforcement and interpretation of this Warrant shall be governed by and construed and enforced in accordance with the laws of the state of arizona the company and holder hereby waives all rights to a trial by jury.

(d) The headings herein are for convenience only, do not constitute a part of this Warrant and shall not be deemed to limit or affect any of the provisions hereof.

(e) In case any one or more of the provisions of this Warrant shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Warrant shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Warrant.

                                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK,
                                              SIGNATURE PAGE FOLLOWS]



         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its authorized officer as of the date first indicated above.


                            ALANCO TECHNOLOGIES, INC.


                                            By:
                            Name: Robert R. Kauffman
                                            Title:    Chief Executive Officer

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

1. The Warrant is currently exercisable to purchase a total of ______________ Warrant Shares.

2. The undersigned Holder hereby exercises its right to purchase _________________ Warrant Shares pursuant to the Warrant.

3. The Holder intends that payment of the Exercise Price shall be made in immediately available funds, and shall pay the sum of $____________ to the Company in accordance with the terms of the Warrant.

4. Pursuant to this exercise, the Company shall deliver to the holder _______________ Warrant Shares in accordance with the terms of the Warrant.

5. Following this exercise, the Warrant shall be exercisable to purchase a total of ______________ Warrant Shares.



Dated:                      , Name of Holder:

                              (Print)

                              By:
                              Name:
                              Title:

                              (Signature must conform in all respects to name of holder as specified on the face of the Warrant)

                               FORM OF ASSIGNMENT

         [To be completed and signed only upon transfer of Warrant]

         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________________ the right represented by the within Warrant to purchase ____________ shares of Class A Common Stock of Alanco Technologies, Inc. to which the within Warrant relates and appoints ________________ attorney to transfer said right on the books of Alanco Technologies, Inc. with full power of substitution in the premises.



Dated:                      ,


                              (Signature must conform in all respects to name of holder as specified on the face of the Warrant)


                              Address of Transferee






In the presence of:

                                  Law Office of
                              STEVEN P. OMAN, P.C.

                           Gold Dust Corporate Center

                        10446 N. 74th Street, Suite 130
                          Scottsdale, Arizona 85258
                                                     e-mail: soman@omanlaw.net
Telephone: (480) 348-1470                            Facsimile: (480) 348-1471


                                            April 18, 2004

Vertical Ventures, LLC
641 Lexington Ave., 26th Floor
New York, NY 10022
Attn: Joshua Silverman

Iroquois Capital. LP
641 Lexington Avenue, 26th Floor
New York, NY 10022
Attn: John Silverman

Omicron Master Trust
810 Seventh Avenue, 39th Floor
New York, NY 10019
Attn: Brian Daly

Cranshire Capital, L.P.
666 Dundee Road, Suite 1901
Northbrook, IL 60062
Attn: Mitchell P. Kopin


Ladies and Gentlemen:

         We have acted as counsel to Alanco Technologies Inc., an Arizona corporation (the "Company"), in connection with the execution and delivery by the Company of the Securities Purchase Agreement dated as of April 18, 2004 (the "Agreement"), by and among the Company and the purchasers identified on the signature pages thereto (the "Purchasers"). This opinion is given to you pursuant to Section 2.2(a)(iv) of the Agreement. (Capitalized terms not otherwise defined herein are defined as set forth in the Agreement.)

         We have participated in the preparation and negotiation of the Agreement and the Exhibits and Schedules thereto, and the other documents referred to therein. We also have examined such certificates of public officials, corporate documents and records and other certificates, opinions, agreements and instruments and have made such other investigations as we have deemed necessary in connection with the opinions hereinafter set forth.
         Based on the foregoing and upon such investigation as we have deemed necessary, we give you our opinion as follows:

         1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Arizona. The Company has all requisite power and authority, and all material governmental licenses, authorizations, consents and approvals, required to own and operate its properties and assets and to carry on its business as now conducted and as proposed to be conducted (all as described in the Company's Annual Report on Form 10-K for its fiscal ended June 30, 2003).

         2. Each of the following subsidiaries of the Company (the "Subsidiaries") is a corporation, duly organized and in good standing under the State of Arizona: Technology Systems International, Inc., Arraid, Inc. and Excel/Meridian Data, Inc.

         3. The Company has all requisite power and authority to execute, deliver and perform the Agreement, Additional Investment Right, Warrant and each other document or instrument executed by it, or any of its officers, in connection herewith or therewith or pursuant hereto or thereto (collectively, the "Transaction Documents"), to issue, sell and deliver the Securities pursuant to the Transaction Documents, and to carry out and perform its obligations under, and to consummate the transactions contemplated by, the Transaction Documents.

         4. All corporate action on the part of the Company, its directors and its stockholders necessary for the authorization, execution and delivery by the Company of the Transaction Documents, the authorization, issuance, sale and delivery of the Securities pursuant to the Agreement, and the consummation by the Company of the transactions contemplated by the Transaction Documents has been duly taken. The Transaction Documents have been duly and validly executed and delivered by the Company and constitute the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with their terms, except (a) that such enforceability may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors' rights in general and (b) that the remedies of specific performance and injunctive and other forms of injunctive relief may be subject to equitable defenses.

         5. The Company meets the eligibility requirements for the use of Form S-3 for the registration of the Securities.

         6. To our knowledge, the Company has filed all reports (the "SEC Documents") required to be filed by it under Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended (the "Exchange Act").

         7. Based in part upon the representations of the Purchasers contained in the Securities Purchase Agreement, the Shares may be issued to the Purchasers without registration under the Securities Act of 1933, as amended.

         8. The execution, delivery and performance by the Company of, and the compliance by the Company with the terms of, the Transaction Documents, the issuance, sale and delivery of the Securities pursuant to the Agreement, and the issuance and delivery of Conversion Stock do not (a) conflict with or result in a violation of any provision of law, rule or regulation having applicability to the Company or its Subsidiaries or of the certificate of incorporation or by-laws or other similar organizational documents of the Company or its Subsidiaries, (b) conflict with, result in a breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or result in or permit the termination or modification of, any agreement, instrument, order, writ, judgment or decree known to us to which the Company of its Subsidiaries is a party or is subject or (c) result in the creation or imposition of any lien, claim or encumbrance on any of the Company's or its Subsidiaries' assets or properties.

         9. To our knowledge, there is no material claim, action, suit, proceeding, arbitration, investigation or inquiry, pending or threatened, before any court or governmental or administrative body or agency, or any private arbitration tribunal, against the Company or its Subsidiaries, or any of its officers, directors or employees (in connection with the discharge of their duties as officers, directors and employees), or affecting any of its properties or assets except as listed in the publically filed reports of the Company.

         10. No consent, license, permit, waiver, approval or authorization of, or designation, declaration, registration or filing with, any court, governmental or regulatory authority, or self-regulatory organization, is required in connection with the valid execution, delivery and performance by the Company of the Documents, or the offer, sale, issuance or delivery of the Securities or the consummation of the transactions contemplated thereby.

         11. The Company is not an Investment Company within the meaning of the Investment Company Act of 1940, as amended.

         We express no opinion as to any matters governed by any laws other than the law of the State of Arizona and the Federal laws of the United States of America.

                                                     Very truly yours,



                                 Steven P. Oman

                     IRREVOCABLE TRANSFER AGENT INSTRUCTIONS


Ms. Tammi Davis
Computershare Investor Services
350 Indian Street, Suite 800
Golden, CO 80401

         RE:      Securities Purchase Agreement, dated April 18, 2004 (the
"Agreement"), by and between Alanco Technologies, Inc. ("Alanco") and the Purchasers named therein

Dear Ms. Davis:


                  Reference is made to the Securities Purchase Agreements (the "Purchase Agreement"), dated as of April 18, 2004, among Alanco Technologies, Inc., an Arizona corporation (the "Company") and the purchasers named therein (the "Holders") pursuant to which the Company is issuing the Company's Class A common stock, (the "Common Stock"), certain Additional Investment Rights (the "Additional Investment Rights") which shall be exercisable into shares of Common Stock, and certain Common Stock purchase warrants (the "Warrants") which shall be exercisable into shares of Common Stock. The shares of Common Stock issued at closing and issuable upon exercise of the Additional Investment Rights and Warrants are collectively referred to herein as "Underlying Shares."

                  The Company has agreed with the Holders that it will instruct you to: (A) issue the Underlying Shares free of all restrictive and other legends if, at the time of such issue, (i) a registration statement covering the resale of such Underlying Shares has been declared and is effective by the Commission under the Securities Act, (ii) such Underlying Shares are eligible for sale under Rule 144(k) or (iii) such legend is not required under applicable requirements of the Securities Act (including judicial interpretations and pronouncements issued by the Staff of the Commission); or (B) reissue the Underlying Shares (if such shares were originally issued with a restrictive legend) free of all restrictive and other legends (i) upon the effectiveness of a registration statement covering the resale of the Underlying Shares or (ii) following any sale of such Underlying Shares pursuant to Rule 144 or (iii) such Underlying Shares are eligible for sale under Rule 144(k) or (iv) if such legend is not required under applicable requirements of the Securities Act (including judicial interpretations and pronouncements issued by the Staff of the Commission).

                  In furtherance of this instruction, upon the effectiveness of the Registration Statement (as defined in the Purchase Agreement) we have instructed our counsel to deliver to you their opinion letter in the form attached hereto as Exhibit I to the effect that the Registration Statement has been declared effective by the Commission and that Underlying Shares are freely transferable by the Holders and accordingly may be issued (or reissued, as applicable) and delivered to the Holders free of all restrictive and other legends.

                  You need not require further letters from us or our counsel to effect any future issuance or reissuance of shares of Underlying Shares to the Holders as contemplated by the Purchase Agreement and this letter. This letter shall serve as our standing irrevocable instructions with regard to this matter

                  Please be advised that the Holders have relied upon this instruction letter as an inducement to enter into the Purchase Agreement. Please execute this letter in the space indicated to acknowledge your agreement to act in accordance with these instructions.

                              Very truly yours,


                              Alanco Technologies, Inc.



                              By:
                              Name:  Robert R. Kauffman
                              Title:     Chief Executive Officer

ACKNOWLEDGED AND AGREED:


Computershare Investor Services

By:
Name :
Title:

By:
Name :
Title:

Exhibit I

                             [Counsel's Letterhead]




[Transfer Agent]



                  Re:      [                 ]

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

                  In connection with the foregoing, we advise you that the SEC has entered an order declaring the Registration Statement effective under the Securities Act of 1933, as amended (the "1933 Act"), on ___ __, 2004. We have no knowledge that any stop order suspending its effectiveness has been issued or that any proceedings for that purpose are pending before, or threatened by, the SEC.

                  This letter shall serve as our standing opinion to you that the Registrable Securities are freely transferable by the Holders pursuant to the Registration Statement. You need not require further letters from us to effect any future legend-free issuance or reissuance of shares of Common Stock to the Holders as contemplated by the Company's Irrevocable Transfer Agent Instructions dated ____, 2004. This letter shall serve as our standing opinion with regard to this matter.

                  If you have any questions relating to the foregoing, please feel free to call me at
-----------------.



                                                          Very truly yours,

Exhibit 10.3
                             RIGHTS AGREEMENT


        Agreement, dated as of May 12, 2004, between, ALANCO TECHNOLOGIES, INC., an Arizona corporation (the "Company"), and LAW OFFICE OF STEVEN P. OMAN, P.C., an Arizona professional corporation (the "Rights Agent"). On May 12, 2004 (the "Rights Declaration Date"), the Board of Directors

of the Company authorized and declared a distribution of one Preferred Share purchase right (a "Right") for each Common Share (as hereinafter defined) of the Company outstanding as of the Close of Business (as hereinafter defined) on May ___, 2004 (the "Record Date"), each Right representing the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (as such number may be adjusted pursuant to the provisions of this Agreement), having the rights, preferences and privileges set forth in the form of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock attached hereto as Exhibit A, upon the terms and subject to the conditions herein set forth, and further authorized and directed the issuance of one Right (as such number may be adjusted pursuant to the provisions of this Agreement) with respect to each Common Share that shall become outstanding between the Record Date and the earlier of the Distribution Date and the Expiration Date (as such terms are hereinafter defined), and in certain circumstances after the Distribution Date.

         NOW, THEREFORE, in consideration of the promises and the mutual agreements herein set forth, the parties hereby agree as follows:

         Section 1. Certain Definitions. For purposes of this Agreement, the following terms have the meanings indicated:

                  (a) "Acquiring Person" shall mean any Person who or which, together with all Affiliates and Associates of such Person, shall be the Beneficial Owner of 25% or more of the Common Shares then outstanding, but shall not include the Company, any Subsidiary of the Company or any employee benefit plan of the Company or of any Subsidiary of the Company, or any entity holding Common Shares for or pursuant to the terms of any such plan, or any Person who becomes the Beneficial Owner of 25% ,or more of the outstanding Common Shares of the Company with the approval of a majority of the Continuing Directors. Notwithstanding the foregoing, no Person shall be deemed to be an Acquiring Person either (i) as the result of an acquisition of Common Shares by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such Person to 25% or more of the Common Shares of the Company then outstanding; provided, however, that if a Person shall become the Beneficial Owner of 25% or more of the Common Shares of the Company then outstanding by reason of share purchases by the Company and shall, after such share purchases by the Company, become the Beneficial Owner of any additional Common Shares of the Company, then such Person shall be deemed to be an Acquiring Person; or (ii) if within eight days after such Person would otherwise become an Acquiring Person (but for the operation of this clause
(ii)), such Person notifies the Board of Directors that such Person did so inadvertently and within two days after such notification, such Person is the Beneficial Owner of less than 25% of the outstanding Common Shares; or (iii) by reason of such Person being the Beneficial Owner of 25% or more of the outstanding Common Shares as of the date hereof; provided, however, that any such Person shall be deemed to be an Acquiring Person if, after the date hereof; at any time while such Person is the Beneficial Owner of 25% or more of the then outstanding Common Shares, such Person becomes the Beneficial Owner of any Common Shares not beneficially owned by such Person on the date hereof, other than in a transaction approved by a majority of the Continuing Directors then in office.

                  (b) "Affiliate" and "Associate" shall have the respective meanings ascribed to them in Rule 125-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as in effect on the date of this Agreement.

                  (c) A Person shall be deemed the "Beneficial Owner" of and shall be deemed to "beneficially own" any securities:

                           (i) which such Person or any of such Person's
Affiliates or Associates beneficially owns, directly or indirectly, for purposes of Section 13(d) of the Exchange Act and Rule 13d-3 thereunder (or any comparable or successor law or regulation);

                           (ii) which such Person or any of such Person's
Affiliates or Associates has (A) the right to acquire
(whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (other than customary agreements with and between underwriters and selling group members with respect to a bona fide public offering of securities), or upon the exercise of conversion rights, exchange rights, rights (other than Rights), warrants or options, or otherwise; provided, however, that a Person shall not be deemed pursuant to this Section l(c)(ii)(A) the Beneficial Owner of, or to beneficially own, (1) securities tendered pursuant to a tender or exchange offer made by or on behalf of such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange, or (2) securities which a Person or any of such Person's Affiliates or Associates may be deemed to have the right to acquire pursuant to any merger or other acquisition agreement between the Company and such Person (or one or more of its Affiliates or Associates) if such agreement has been approved by the Board of Directors of the Company prior to there being an Acquiring Person; or (B) the right to vote pursuant to any agreement, arrangement or understanding; provided, however. that a Person shall not be deemed the Beneficial Owner of, or to beneficially own, any security under this Section 1(c)(ii)(B) if the agreement, arrangement or understanding to vote such security arises solely from a revocable proxy or consent given to such Person in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable rules and regulations of the Exchange Act (or any comparable or successor report); or

                           (iii) which are beneficially owned, directly or
indirectly, by any other Person (or any Affiliate or Associate thereof) with which such Person or any of such Person's Affiliates or Associates has any agreement, arrangement or understanding (whether or not in writing) (other than customary agreements with and between underwriters and selling group members with respect to a bona fide public offering of securities) for the purpose of acquiring, holding, voting (except to the extent contemplated. by the proviso to Section 1(c)(ii)(B)) or disposing of any securities of the Company; provided, however, that in no case shall an officer or director of the Company be deemed (x) the Beneficial Owner of any securities beneficially owned by another officer or director of the Company solely by reason of actions undertaken by such persons in their capacity as officers or directors of the Company or (y) the Beneficial Owner of securities held of record by the trustee of any employee benefit plan of the Company or any Subsidiary of the Company for the benefit of any employee of the Company or any Subsidiary of the Company, other than the officer or director, by reason of any influence that such officer or director may have over the voting of the securities held in the plan.

                  (d) "Business Day" shall mean any day other than a Saturday, Sunday or a day on which banking institutions in Phoenix, Arizona are authorized or obligated by law or executive order to close.

                  (e) "Close of Business" on any given date shall mean 5:00 P.M., Phoenix, Arizona time, on such date; provided. however, that if such date is not a Business Day it shall mean 5:00 P.M., Phoenix, Arizona time, on the next succeeding Business Day.

                  (f) "Common Shares" when used with reference to the Company shall mean the shares of Class A Common Stock of the Company and shares of the Preferred Stock of the Company which is convertible into shares of Class A Common Stock of the Company (on an as converted basis). "Common Shares" when used with reference to any Person other than the Company shall mean the Capital Stock (or equity interest) with the greatest voting power of such other Person or, if such other Person is a Subsidiary of another Person, the Person or Persons which ultimately control such first-mentioned Person.

                  (g) "Continuing Director" shall mean (i) any member of the Board of Directors of the Company, while a member of the Board, who is not an Acquiring Person, or any Affiliate or Associate of an Acquiring Person, or a representative of an Acquiring Person or of any such Affiliate or Associate, and who was a member of the Board prior to the date of this Agreement, or (ii) any Person who subsequently becomes a member of the Board, while a member of the Board, who is not an Acquiring Person, or an Affiliate or Associate of an Acquiring Person, or a representative of an Acquiring Person or of any such Affiliate or Associate, if such Person's nomination for election or election to the Board is recommended or approved by a majority of the Continuing Directors.

                  (h) "Distribution Date" shall mean the earlier of (i) the Close of Business on the tenth day after the Shares Acquisition Date (or such later date as may be determined by action of a majority of Continuing Directors then in office at any time within 30 days after the Shares Acquisition Date) or
(ii) the Close of Business on the tenth day (or such later date as may be determined by action of a majority of Continuing Directors then in office) after the date that a tender or exchange offer by any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan), is first published or sent or given within the meaning of Rule 14d-2(a) of the General Rules and Regulations under the Exchange Act, if; assuming the successful consummation thereof; such Person would be the Beneficial Owner of 25% or more of the shares of Common Stock then outstanding.

                  (i) "Equivalent Shares" shall mean Preferred Shares and any other class or series of capital stock of the Company which is entitled to participate in dividends and other distributions, including distributions upon the liquidation, dissolution or winding up of the Company, on a proportional basis with the Common Shares. In calculating the number of any class or series of Equivalent Shares for purposes of Section 11 of this Rights Agreement, the number of shares, or fractions of a share, of such class or series of capital stock that is entitled to the same dividend or distribution as a whole Common Share shall be deemed to be one share.

                  (j) "Expiration Date" shall mean the earliest of (i) the Close of Business on the Final Expiration Date, (ii) the Redemption Date, (iii) the time at which the Board of Directors orders the exchange of the Rights as provided in Section 24 hereof or (iv) the consummation of a transaction contemplated by Section 13(d) hereof

                  (k) "Final Expiration Date" shall mean June 30, 2014.

                  (l) "Permitted Offer" shall mean a tender offer for all outstanding Common Shares made in the manner prescribed by Section 14(d) of the Exchange Act and the rules and regulations promulgated thereunder, provided. however. that such tender offer occurs at a time when Continuing Directors are in office and a majority of the Continuing Directors then in office has determined that the offer is both adequate and otherwise in the best interests of the Company and its stockholders (taking into account all factors that such Continuing Directors deem relevant, including without limitation prices that could reasonably be achieved if the Company or its assets were sold on an orderly basis designed to realize maximum value.)

                  (m) "Person" shall mean any individual, firm, corporation or other entity, and shall include any successor (by merger or otherwise) of such entity.

                  (n) "Preferred Shares" shall mean the shares of Series C Junior Participating Preferred Stock of the Company.

                  (o) "Purchase Price" shall have the meaning set forth in
Section 4(a) hereof.

                  (p) "Record Date" shall have the meaning set forth in the recitals at the beginning of this Agreement.

                  (q) "Redemption Date" shall mean the time at which the Board of Directors of the Company orders redemption of the Rights as provided in
Section 23 hereof.

                  (r) "Redemption Price" shall have the meaning set forth in
Section 23(a) hereof.

                  (s) "Rights Declaration Date" shall have the meaning set forth in the recitals at the beginning of this Agreement.

                  (t) "Section 13 Event" shall mean any event described in clause (i), (ii) or (iii) of Section 13(a) hereof.

                  (u) "Shares Acquisition Date" shall mean the first date of public announcement (which, for the purposes of this definition, shall include, without limitation, a report filed pursuant to Section 13(d) under the Exchange
Act) by the Company or an Acquiring Person that an Acquiring Person has become such; provided that, if such Person is determined not to have become an Acquiring Person pursuant to Section 1(a) hereof, then no Shares Acquisition Date shall be deemed to have occurred.

                  (v) "Subsidiary" of any Person shall mean any corporation or other entity of which an amount of voting securities sufficient to elect a majority of the directors or Persons having similar authority of such corporation or other entity is beneficially owned, directly or indirectly, by such Person, or any corporation or other entity otherwise controlled by such Person.

                  (w) "Total Exercise Price" shall have the meaning set forth in
Section 4(a) hereof.

                  (x) "Trading Day" shall have the meaning set forth in Section 11(d) hereof.

                  (y) A "Triggering Event" shall be deemed to have occurred upon any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any Subsidiary of the Company, or any entity holding Common Shares for or pursuant to the terms of any such Plan), together with all Affiliates and Associates of such Person, becoming an Acquiring Person after the date hereof.

         Section 2. Appointment of Rights Agent. The Company hereby appoints the Rights Agent to act as agent for the Company and the holders of the Rights (who, in accordance with Section 3 hereof, shall prior to the Distribution Date also be the holders of the Common Shares) in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such co-Rights Agent as it may deem necessary or desirable.

         Section 3.        Issuance of Rights Certificates.
         --------------------------------------------------
                  (a) Until the Distribution Date, (i) the Rights will be evidenced (subject to the provisions of Sections 3(b) and 3(c) hereof by the certificates for Common Shares registered in the names of the holders thereof (which certificates shall also be deemed to be Rights Certificates) and not by separate Rights Certificates and (ii) the right to receive Rights Certificates will be transferable only in connection with the transfer of Common Shares. Until the earlier of the Distribution Date or the Expiration Date, the surrender for transfer of such certificates for Common Shares shall also constitute the surrender for transfer of the Rights associated with the Common Shares represented thereby. As soon as practicable after the Distribution Date, the Company will prepare and execute, the Rights Agent will countersign, and the Company will send or cause to be sent (and the Rights Agent will, if requested, send) by first-class, postage prepaid mail, to each record holder of Common Shares as of the close of business on the Distribution Date, at the address of such holder shown on the records of the Company, a Rights Certificate, in substantially the form of Exhibit B hereto (a "Rights Certificate"), evidencing one Right for each Common Share so held, subject to adjustment as provided herein. In the event that an adjustment in the number of Rights per Common Share has been made pursuant to Section 1l(a)(i), Section 11(i) or Section 11(p) hereof, then at the time of distribution of the Rights Certificates, the Company shall make the necessary and appropriate rounding adjustments (in accordance with Section 14(a) hereof) so that Rights Certificates representing only whole numbers of Rights are distributed and cash is paid in lieu of any fractional Rights. As of the Distribution Date, the Rights will be evidenced solely by such Rights Certificates and may be transferred by the transfer of the Rights Certificates as permitted hereby, separately and apart from any transfer of one or more Common Shares, and the holders of such Rights Certificates are listed in the records of the Company or any transfer agent or registrar for the Rights shall be the record holders thereof.

                  (b) The Company will send a copy of a Summary of Rights in substantially the form of Exhibit C hereto (the "Summary of Rights"), to the holders of its Common Shares when the Company sends its next Annual Report to its shareholders following the date hereof.

                  (c) Unless the Board of Directors by resolution adopted at or before the time of the issuance (including pursuant to the exercise of Rights under the Company's benefit plans) of any Common Shares specifies to the contrary, Rights shall be issued in respect of all Common Shares that are issued after the Record Date but prior to the earlier of the Distribution Date or the Expiration Date or, in certain circumstances provided in Section 22 hereof, after the Distribution Date. Certificates representing such Common Shares shall also be deemed to be certificates for Rights. In the event that the Company purchases or acquires any Common Shares after the Record Date but prior to the Distribution Date, any Rights associated with such Common Shares shall be deemed canceled and retired so that the Company shall not be entitled to exercise any Rights associated with the Common Shares which are no longer outstanding.

         Section 4.        Form of Rights Certificates
         ---------------------------------------------
                  (a) The Rights Certificates (and the forms of election to purchase Common Shares and of assignment to be printed on the reverse thereof) shall be substantially in the form of Exhibit B hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed, or to conform to usage. Subject to the provisions of Section 11 and Section 22 hereof, the Rights Certificates, whenever distributed, shall be dated as of the Record Date (or in the case of Rights issued with respect to Common Shares issued by the Company after the Record Date, as of the date of issuance of such Common Shares) and on their face shall entitle the holders thereof to purchase such number of one-hundredths of a Preferred Share as shall be set forth therein at the price set forth therein (such exercise price per one one-hundredth of a Preferred Share being hereinafter referred to as the "Purchase Price" and the aggregate exercise price of all Preferred Shares issuable upon exercise of one Right being hereinafter referred to as the "Total Exercise Price"), but the number and type of securities purchasable upon the exercise of each Right and the Purchase Price shall be subject to adjustment as provided herein.

                  (b) Any Rights Certificate issued pursuant to Section 3(a) or
Section 22 hereof that represents Rights beneficially owned by: (i) an Acquiring Person or any Associate or Affiliate of an Acquiring Person, (ii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee after the Acquiring Person becomes such or (iii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person to holders of equity interests in such Acquiring Person or to any Person with whom such Acquiring Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (B) a transfer which the Board of Directors of the Company has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect the avoidance of Section 7(e) hereof, and any Rights Certificate issued pursuant to Section 6 or Section 11 hereof upon transfer, exchange, replacement or adjustment of any other Rights Certificate referred to in this sentence, shall contain (to the extent feasible) the following legend:

                  The Rights represented by this Rights Certificate are or were beneficially owned by a Person who was or became an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as such terms are defined in the Rights Agreement). Accordingly, this Rights Certificate and the Rights represented hereby may become null and void in the circumstances specified in Section 7(e) of the Rights Agreement.

         Section 5.        Countersignature and Registration.
         ----------------------------------------------------
                  (a) The Rights Certificates shall be executed on behalf of the Company by its Chairman of the Board, its Chief Executive Officer, its President or any Vice President, either manually or by facsimile signature, and by the Secretary or an Assistant Secretary of the Company, either manually or by facsimile signature, and shall have affixed thereto the Company's seal (if any) or a facsimile thereof. The Rights Certificates shall be manually countersigned by the Rights Agent and shall not be valid for any purpose unless countersigned. In case any officer of the Company who shall have signed any of the Rights Certificates shall cease to be such officer of the Company before countersignature by the Rights Agent and issuance and delivery by the Company, such Rights Certificates, nevertheless, may be countersigned by the Rights Agent and issued and delivered by the Company with the same force and effect as though the person who signed such Rights Certificates had not ceased to be such officer of the Company; and any Rights Certificate may be signed on behalf of the Company by any person who, at the actual date of the execution of such Rights Certificate, shall be a proper officer of the Company to sign such Rights Certificate, although at the date of the execution of this Rights Agreement any such person was not such an officer.

                  (b) Following the Distribution Date, the Rights Agent will keep or cause to be kept, at its office designated for such purposes, books for registration and transfer of the Rights Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Rights Certificates, the number of Rights evidenced on its face by each of the Rights Certificates and the date of each of the Rights Certificates.

         Section 6.   Transfer, Split Up, Combination and Exchange of Rights
         -------------------------------------------------------------------
Certificates; Mutilated, Destroyed, Lost or Stolen Rights Certificates.
-----------------------------------------------------------------------

                  (a) Subject to the provisions of Sections 7(e), 14 and 24 hereof, at any time after the Close of Business on the Distribution Date, and at or prior to the Close of Business on the Expiration Date, any Rights Certificate or Rights Certificates may be transferred, split up, combined or exchanged for another Rights Certificate or Rights Certificates, entitling the registered holder to purchase a like number of one-hundredths of a Preferred Share (or, following a Triggering Event, other securities, cash or other assets, as the case may be) as the Rights Certificate or Rights Certificates surrendered then entitled such holder to purchase. Any registered holder desiring to transfer, split up, combine or exchange any Rights Certificate or Rights Certificates shall make such request in writing delivered to the Rights Agent, and shall surrender the Rights Certificate or Rights Certificates to be transferred, split up, combined or exchanged at the office of the Rights Agent designated for such purposes. Neither the Rights Agent nor the Company shall be obligated to take any action whatsoever with respect to the transfer of any such surrendered Rights Certificate until the registered holder shall have completed and signed the certificate contained in the form of assignment on the reverse side of such Rights Certificate and shall have provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request. Thereupon the Rights Agent shall, subject to Sections 7(e), 14 and 24 hereof, countersign and deliver to the person entitled thereto a Rights Certificate or Rights Certificates, as the case may be, as so requested. The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of Rights Certificates.

                  (b) Upon receipt by the Company and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Rights Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and, at the Company's request, reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Rights Certificate if mutilated, the Company will make and deliver a new Rights Certificate of like tenor to the Rights Agent for delivery to the registered holder in lieu of the Rights Certificate so lost, stolen, destroyed or mutilated.

         Section 7.   Exercise of Rights: Purchase Price. Expiration Date
         ----------------------------------------------------------------
of Rights.
---------

                  (a) Subject to Section 7(e) hereof, the registered holder of any Rights Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein) in whole or in part at any time after the Distribution Date upon surrender of the Rights Certificate, with the form of election to purchase on the reverse side thereof duly executed, to the Rights Agent at the office of the Rights Agent designated for such purposes, together with payment of the Purchase Price for each one-hundredth of a Preferred Share as to which the Rights are exercised, at or prior to the Expiration Date.

                  (b) The Purchase Price for each one-hundredth of a Preferred Share issuable pursuant to the exercise of a Right shall initially be $25.00 and shall be subject to adjustment from time to time as provided in Sections 11 and 13 hereof and shall be payable in lawful money of the United States of America in accordance with paragraph (c) below.

                  (c) Upon receipt of a Rights Certificate representing exercisable Rights, with the form of election to purchase duly executed, accompanied by payment of the Purchase Price for the number of one-hundredths of a Preferred Share (or other securities or property, as the case may be) to be purchased and an amount equal to any applicable transfer tax required to be paid by the holder of such Rights Certificate in accordance with Section 9 hereof in cash, or by certified check or cashier's check payable to the order of the Company, the Rights Agent shall, subject to Section 20(k) hereof, thereupon promptly (i) (A) requisition from any transfer agent of the Preferred Shares (or make available, if the Rights Agent is the transfer agent of the Preferred Shares) a certificate or certificates for the number of one-hundredths of a Preferred Share to be purchased and the Company hereby irrevocably authorizes its transfer agent to comply with all such requests or (B) if the Company shall have elected to deposit the total number of one-hundredths of a Preferred Share issuable upon exercise of the Rights hereunder with a depositary agent, requisition from the depositary agent of depositary receipts representing such number of one-hundredths of a Preferred Share as are to be purchased (in which case certificates for the Preferred Shares represented by such receipts shall be deposited by the transfer agent with the depositary agent) and the Company hereby directs the depositary agent to comply with such request, (ii) when appropriate, requisition from the Company the amount of cash to be paid in lieu of issuance of fractional shares in accordance with Section 14 hereof, (iii) after receipt of such certificates or depositary receipts, cause the same to be delivered to or upon the order of the registered holder of such Rights Certificate, registered in such name or names as may be designated by such holder and (iv) when appropriate, after receipt thereof, deliver such cash to or upon the order of the registered holder of such Rights Certificate. The payment of the Purchase Price (as such amount may be reduced (including to zero) pursuant to Section 11(a)(iv) hereof) may be made in cash or by certified bank check or bank draft payable to the order of the Company. In the event that the Company is obligated to issue other securities of the Company, pay cash and/or distribute other property pursuant to Section 11(a) hereof, the Company will make all arrangements necessary so that such other securities, cash and/or other property are available for distribution by the Rights Agent, if and when appropriate.

                  (d) In case the registered holder of any Rights Certificate shall exercise less than all the Rights evidenced thereby, a new Rights Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent to the registered holder of such Rights Certificate or to his or her duly authorized assigns, subject to the provisions of Section 14 hereof.

                  (e) Notwithstanding anything in this Agreement to the contrary, from and after the first occurrence of a Triggering Event or a Section 13 Event, any Rights beneficially owned by (i) an Acquiring Person or an Associate or Affiliate of an Acquiring Person, (ii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee after the Acquiring Person becomes such (a "Post Transferee"), (iii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person to holders of equity interests in such Acquiring Person or to any Person with whom the Acquiring Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (B) a transfer which the Board of Directors of the Company has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect the avoidance of this Section 7(e) (a "Prior Transferee") or (iv) any subsequent transferee receiving transferred Rights from a Post Transferee or a Prior Transferee, either directly or through one or more intermediate transferees, shall become null and void without any further action and no holder of such Rights shall have any rights whatsoever with respect to such Rights, whether under any provision of this Agreement or otherwise. The Company shall use all reasonable efforts to insure that the provisions of this
Section 7(e) and Section 4(b) hereof are complied with, but shall have no liability to any holder of Rights Certificates or to any other Person as a result of its failure to make any determinations with respect to an Acquiring Person or any of such Acquiring Person's Affiliates, Associates or transferees hereunder.

                  (f) Notwithstanding anything in this Agreement to the contrary, neither the Rights Agent nor the Company shall be obligated to undertake any action with respect to a registered holder upon the occurrence of any purported exercise as set forth in this Section 7 unless such registered holder shall have (i) completed and signed the certificate contained in the form of election to purchase set forth on the reverse side of the Rights Certificate surrendered for such exercise and (ii) provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request.

         Section 8. Cancellation and Destruction of Rights Certificates.
         ---------------------------------------------------------------
All Rights Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Company or to any of its agents, be delivered to the Rights Agent for cancellation or in canceled form, or, if surrendered to the Rights Agent, shall be canceled by it, and no Rights Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Agreement. The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Rights Certificate purchased or acquired by the Company otherwise than upon the exercise hereof. The Rights Agent shall deliver all canceled Rights Certificates to the Company, or shall, at the written request of the Company, destroy such canceled Rights Certificates, and in such case shall deliver a certificate of destruction thereof to the Company.

         Section 9.   Reservation and Availability of Preferred Shares.
                      ------------------------------------------------

                  (a) The Company covenants and agrees that it will use its best efforts to cause to be reserved and kept available out of and to the extent of its authorized and unissued shares of Preferred Stock not reserved for another purpose (and, following the occurrence of a Triggering Event, out of its authorized and unissued shares of Common Stock and/or other securities), the number of Preferred Shares (and, following the occurrence of the Triggering Event, Common Stock and/or other securities) that will be sufficient to permit the exercise in full of all outstanding Rights.

                  (b) If the Company shall hereafter list any of its Preferred Shares on a national securities exchange, then so long as the Preferred Shares (and, following the occurrence of a Triggering Event, Common Shares and/or other securities) issuable and deliverable upon exercise of the Rights may be listed on a national securities exchange, the Company shall use its best efforts to cause, from and after such time as the Rights become exercisable (but only to the extent that it is reasonably likely that the Rights will be exercised), all shares reserved for such issuance to be listed on such exchange upon official notice of issuance upon such exercise.

                  (c) The Company shall use its best efforts to (i) file, as soon as practicable following the earliest date after the first occurrence of a Triggering Event in which the consideration to be delivered by the Company upon exercise of the Rights has been determined in accordance with Section 11(a)(iv) hereof, or as soon as is required by law following the Distribution Date, as the case may be, a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the securities purchasable upon exercise of the Rights on an appropriate form, (ii) cause such registration statement to become effective as soon as practicable after such filing and (iii) cause such registration statement to remain effective (with a prospectus at all dines meeting the requirements of the Securities Act) until the earlier of (A) the date as of which the Rights are no longer exercisable for such securities and (B) the date of expiration of the Rights. The Company may temporarily suspend, for a period not to exceed ninety (90) days after the date set forth in clause (i) of the first sentence of this Section 9(c), the exercisability of the Rights in order to prepare and file such registration statement and permit it to become effective. Upon any such suspension, the Company shall issue a public announcement stating, and notify the Rights Agent, that the exercisability of the Rights has been temporarily suspended, as well as a public announcement and notification to the Rights Agent at such time as the suspension is no longer in effect. The Company will also take such action as may be appropriate under, or to ensure compliance with, the securities or "blue sky" laws of the various states in connection wit the exercisability of the Rights. Notwithstanding any provision of this Agreement to the contrary, the Rights shall not be exercisable in any jurisdiction, unless the requisite qualification in such jurisdiction shall have been obtained, or an exemption therefrom shall be available, and until a registration statement has been declared effective.

                  (d) The Company covenants and agrees that it will take all such action as may be necessary to ensure that all Preferred Shares delivered upon exercise of Rights shall, at the time of delivery of the certificates for such Preferred Shares (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and nonassessable shares.
                  (e) The Company further covenants and agrees that it will pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the original issuance or delivery of the Rights Certificates or of any Preferred Shares upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax which may be payable in respect of any transfer or delivery of Rights Certificates to a person other than, or the issuance or delivery of certificates of depositary receipts for the Preferred Shares in a name other than that of, the registered holder of the Rights Certificate evidencing Rights surrendered for exercise or to issue or to deliver any certificates or depositary receipts for Preferred Shares upon the exercise of any Rights until any such tax shall have been paid (any such tax being payable by the holder of such Rights Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no such tax is due.

         Section 10. Preferred Shares Record Date.
         -----------------------------------------
Each person in whose name any certificate for a number of one-hundredths of a Preferred Share is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of Preferred Shares represented thereby on, and such certificate shall be dated, the date upon which the Rights

Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price multiplied by the number of one-hundredths of a Preferred Share with respect to which the Rights have been exercised (and any applicable transfer taxes, was made; provided, however that if the date of such surrender and payment is a date upon which the Preferred Shares transfer books of the Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding Business Day on which the Preferred Shares transfer books of the Company are open. Prior to the exercise of the Rights evidenced thereby, the holder of a Rights Certificate shall not be entitled to any rights of a holder of Preferred Shares for which the Rights shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

         Section 11. Adjustment of Purchase Price, Number of Shares or Number of
         ----------------------------------------------------------------------
                     Rights.
                     -------
The Purchase Price, the number and kind of shares or other property covered by each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.

                  (a) (i) In the event the Company shall at any time after the date of this Agreement (A) declare a dividend on the Common Shares payable in Common Shares, (B) subdivide the outstanding Common Shares, (C) combine the outstanding Common Shares (by reverse stock split or otherwise) into a smaller number of Common Shares, or (D) issue any shares of its capital stock in a reclassification of the Common Shares (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), then, in each such event except as otherwise provided in this Section 11(a) and Section 7(e) hereof; (1) each of the Rights outstanding at the time of the record date for such dividend or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted to that number of Rights (calculated to the nearest one ten-thousandth (1/10,000) of a Right) equal to a fraction (the "Exchange Ratio"), the numerator of which shall be the total number of Common Shares or shares of capital stock issued in such reclassification of the Common Shares outstanding immediately following such time and the denominator of which shall be the total number of Common Shares outstanding immediately prior to such time, and the number of Rights that shall thereafter be issued with respect to each Common Share or share of such other capital stock that shall become outstanding thereafter prior to the Distribution Date shall be equal to the total number of outstanding Rights immediately after such event (as adjusted pursuant to this cause (1)) divided by the total number of outstanding Common Shares or shares of such other capital stock immediately after such event (subject to further adjustment pursuant to the provisions of this Agreement); (2) the Purchase Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification shall be adjusted so that the Purchase Price thereafter shall equal the result obtained by dividing the Purchase Price in effect immediately prior to such time by the Exchange Ratio; provided, however, that in no event shall the consideration to be paid upon the exercise of one Right be less than the aggregate par value of the shares of capital stock of the Company issuable upon exercise of such Right; and
(3) the number of Common Shares or shares of such other capital stock issuable upon the exercise of each Right shall remain unchanged immediately after such event, but, in the event of a reclassification, the kind of shares issuable upon the exercise of each Right immediately after such reclassification shall be adjusted to be the kind of shares of such other capital stock issued in such reclassification, rather than Common Shares. If an event occurs which would require an adjustment under both this Section 11(a)(i) and Section 11(a)(ii) hereof, the adjustment provided for in this Section 1l(a)(i) shall be in addition to, and shall be made prior to, any adjustment required pursuant to
Section 1l(a)(ii) hereof.

                           (ii)     Subject to Section 24 of this Agreement,
in the event a Triggering Event shall have occurred, then promptly following such Triggering Event, proper provision shall be made so that each holder of a Right, except as provided in Section 7(e) hereof, shall thereafter have the right to receive for each Right, upon exercise thereof in accordance with the terms of this Agreement and payment of the then current Total Exercise Price, in lieu of a number of one- hundredths of a Preferred Share, such number of Common Shares of the Company as shall equal the result obtained by multiplying the then current Purchase Price by the then number of one- hundredths of a Preferred Share for which a Right was exercisable (or would have been exercisable if the Distribution Date had occurred) immediately prior to the first occurrence of a Triggering Event, and dividing that product by 50% of the current per share market price (determined pursuant to Section 11(d) hereof) for Common Shares on the date of occurrence of the Triggering Event (such number of shares being hereinafter referred to as the "Adjustment Shares").

                           (iii) The right to buy Common Shares of the Company
pursuant to Section 11(a)(ii) hereof shall not arise as a result of any Person becoming an Acquiring Person through an acquisition of Common Shares pursuant to a Permitted Offer.

                            (iv) In lieu of issuing Common Shares in accordance
with Section 11(a)(ii) hereof, the Company may, if the Board of Directors determines that such action is necessary or appropriate and not contrary to the interest of holders of Rights (and, in the event that the number of Common Shares which are authorized by the Company's Articles of Incorporation but not outstanding or reserved for issuance for purposes other than upon exercise of the Rights are not sufficient to permit the exercise in full of the Rights, or if any necessary regulatory approval for such issuance has not been obtained by the Company, the Company shall): (A) determine the excess of (I) the value of the Common Shares issuable upon the exercise of a Right (the "Current Value") over (2) the Purchase Price (such excess, the "Spread") and (B) with respect to each Right, make adequate provision to substitute for such Common Shares, upon exercise of the Rights, (1) cash, (2) a reduction in the Purchase Price, (3) other equity securities of the Company (including, without limitation, shares or units of shares of any series of Preferred Stock which the Board of Directors of the Company has deemed to have the same value as Common Shares (such shares or units of shares of Preferred Stock are herein called "common stock equivalents")), except to the extent that the Company has not obtained any necessary stockholder or regulatory approval for such issuance, (4) debt securities of the Company, except to the extent that the Company has not obtained any necessary stockholder or regulatory approval for such issuance, (5) other assets or (6) any combination of the foregoing, having an aggregate value equal to the Current Value, where such aggregate value has been determined by the Board of Directors of the Company based upon the advice of a nationally recognized investment banking firm selected by the Board of Directors of the Company; provided, however, if the Company shall not have made adequate provision to deliver value pursuant to clause (B) above within thirty (30) days following the later of (x) the first occurrence of a Triggering Event and (y) the date on which the Company's right of redemption pursuant to Section 23(a) expires (the later of (x) and (y) being referred to herein as the "Section 11(a)(ii) Trigger Date"), then the Company shall be obligated to deliver, upon the surrender for exercise of a Right and without requiring payment of the Purchase Price, Common Shares (to the extent available), except to the extent that the Company has not obtained any necessary stockholder or regulatory approval for such issuance, and then, if necessary, cash, which shares and/or cash have an aggregate value equal to the Spread. If the Board of Directors of the Company shall determine in good faith that it is likely that sufficient additional Common Shares could be authorized for issuance upon exercise in full of the Rights or that any necessary regulatory approval for such issuance will be obtained, the thirty (30) day period set forth above may be extended to the extent necessary, but not more than ninety (90) days after the Section 11(a)(ii) Trigger Date, in order that the Company may seek stockholder approval for the authorization of such additional shares or take action to obtain such regulatory approval (such period, as it may be extended, the "Substitution Period"). To the extent that the Company determines that some action need be taken pursuant to the first and/or second sentences of this Section 11(a)(iv), the Company (x) shall provide, subject to Section 7(e) hereof, that such action shall apply uniformly to all outstanding Rights and (y) may suspend the exercisability of the Rights until the expiration of the Substitution Period in order to seek any authorization of additional shares, to take any action to obtain any required regulatory approval and/or to decide the appropriate form of distribution to be made pursuant to such first sentence and to determine the value thereof. In the event of any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. For purposes of this Section 11(a)(iv), the value of any "common stock equivalent" shall be deemed to have the same value as the Common Shares on such date. (b) In case the Company shall, at any time after the date of this Agreement, fix a record date for the issuance of rights, options or warrants to all holders of Common Shares or of any class or series of Equivalent Shares entitling such holders (for a period expiring within forty-five (45) calendar days after such record date) to subscribe for or purchase Common Shares or Equivalent Shares or securities convertible into Common Shares or Equivalent Shares at a price per share (or having a conversion price per share, if a security convertible into Common Shares or Equivalent Shares) less than the then current per share market price of the Common Shares or Equivalent Shares (as defined in Section 11(d)) on such record date, then, in each such case, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of Common Shares and Equivalent Shares (if any) outstanding on such record date, plus the number of Common Shares or Equivalent Shares, as the case may be, which the aggregate offering price of the total number of Common Shares or Equivalent Shares, as the case may be, so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such current market price, and the denominator of which shall be the number of additional Common Shares or Equivalent Shares (if any) outstanding on such record date, plus the number of additional Common Shares or Equivalent Shares, as the case may be, to be offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible). In case such subscription price may be paid in a consideration part or all of which shall be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent and the holders of the Rights. Common Shares and Equivalent Shares owned by or held for the account of the Company shall to be deemed outstanding for the purpose of any such computation. Such adjustment shall be made successively whenever such a record date is fixed, and in the event that such rights, options or warrants are not so issued, the Purchase Price shall be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

                  (c) In case the Company shall, at any time after the date of this Agreement, fix a record date for the making of a distribution to all holders of the Common Shares or of any class or series of Equivalent Shares (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing or surviving corporation) of evidences of indebtedness or assets (other than a regular quarterly cash dividend, if any, or a dividend payable in Common Shares) or subscription rights, options or warrants (excluding those referred to in Section 11(b)), then in each such case, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the current market price (as determined pursuant to Section 11(d) hereof) of a Common Share or an Equivalent Share on such record date, less the fair market value (as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent) of the portion of the cash, assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to a Common Share or Equivalent Share, as the case may be, and the denominator of which shall be such current market price (as determined pursuant to Section 11(d) hereof) of a Common Share or Equivalent Share on such record date. Such adjustments shall be made successively whenever such a record date is fixed, and in the event that such distribution is not so made, the Purchase Price shall be adjusted to be the Purchase Price which would have been in effect if such record date had not been fixed.

                  (d) For the purpose of any computation hereunder, other than computations made pursuant to Section 11(a)(iv) hereof, the "current per share market price" of any security (a "Security" for the purpose of this Section 11(d)) on any date shall be deemed to be the average of the daily closing prices per share of such Security for the thirty (30) consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date, and for purposes of computations made pursuant to Section 11 (a)(iv) hereof; the "current per share market price" of any Security on any date shall be deemed to be the average of the daily closing prices per share of such Security for the ten (10) consecutive Trading Days immediately prior to such date; provided, however, that in the event that the current per share market price of the Security is determined during a period following the announcement by the issuer of such Security of (i) a dividend or distribution on such Security payable in shares of such Security or securities convertible into such shares or (ii) any subdivision, combination or reclassification of such Security, and prior to the expiration of the requisite thirty (30) Trading Day or ten (10) Trading Day period, after the ex-dividend date for such dividend or distribution, or the record date for such subdivision, combination or reclassification, then, and in each such case, the current per share market price shall be appropriately adjusted to reflect the current market price per share equivalent of such Security. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Security is not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Security is listed or admitted to trading or, if the Security is not listed or admitted to trading on any national securities exchange, the last sale price or, if such last sale price is not reported, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotations Market ("Nasdaq") or such other system then in use, or, if on any such date the Security is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Security selected by the Board of Directors of the Company. If on any such date no market maker is making a market in the Common Shares, the fair value of such shares on such date as determined in good faith by the Board of Directors of the Company shall be used. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the Security is listed or admitted to trading is open for the transaction of business or, if the Security is not listed or admitted to trading on any national securities exchange, a Business Day. If the Common Shares are not publicly held or so listed or traded, "current per share market price" shall mean the fair value per share as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes.

                  (e) Anything herein to the contrary notwithstanding, no adjustment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least 1% in the Purchase Price; provided, however, that any adjustments which by reason of this Section 11(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 11 shall be made to the nearest cent or to the nearest ten-thousandth of a Common Share or other share or one hundred-thousandth of a Preferred Share, as the case may be. Notwithstanding the first sentence of this Section 11(e), any adjustment required by this Section 11 shall be made no later than the earlier of (i) three
(3) years from the date of the transaction which requires such adjustment or
(ii) the Expiration Date.

                  (f) If as a result of an adjustment made pursuant to Section 11(a) or 13(a) hereof, the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock other than Preferred Shares, thereafter the number of such other shares so receivable upon exercise of any Right and if required, the Purchase Price thereof, shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Shares contained in Sections 11(a), (b), (c), (e), (h), (i), (1), (k), (1) and (m), and the
provisions of Sections 7, 9, 10, 13 an 14 with respect to the Preferred Shares shall apply on like terms to any such other shares.

                  (g) All Rights originally issued by the Company subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of one-hundredths of a Preferred Share purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.

                  (h) Unless the Company shall have exercised its election as provided in Section 11(i), upon each adjustment of the Purchase Price as a result of the calculations made in Section 11 (b), each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of Preferred Shares (calculated to the nearest one hundred-thousandth of a share) obtained by
(i) multiplying (x) the number of Preferred Shares covered by a Right immediately prior to this adjustment, by (y) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price, and (ii) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

                  (i) The Company may elect on or after the date of any adjustment of the Purchase Price as a result of the calculations made in Section 11(b) to adjust the number of Rights, in substitution for any adjustment in the number of Preferred Shares purchasable upon the exercise of a Right. Each of the Rights outstanding after such adjustment of the number of Rights shall be exercisable for the number of one-hundredths of a Preferred Share for which a Right was exercisable immediately prior to such adjustment Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest ten-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the Purchase Price in effect immediately after adjustment of the Purchase Price. The Company shall make a public announcement of its election to adjust the number of Rights indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made. This record date may be the date on which the Purchase Price is adjusted or any day thereafter, but, if the Rights Certificates have been issued, shall be at least ten (10) days later than the date of the public announcement. If Rights Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the Company shall, as promptly as practicable, cause to be distributed to holders of record of Rights Certificates on such record date Rights Certificates evidencing, subject to Section 14 hereof, the additional Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Company, shall cause to be distributed to such holders of record in substitution and replacement for the Rights Certificates held by such holders prior to the date of adjustment, and upon surrender thereof; if required by the Company, new Rights Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment Rights Certificates so to be distributed shall be issued, executed and countersigned in the manner provided for herein (and may bear, at the option of the Company, the adjusted Purchase Price) and shall be registered in the names of the holders of record of Rights Certificates on the record date specified in the public announcement.

                  (j) Irrespective of any adjustment or change in the Purchase Price or the number of Preferred Shares issuable upon the exercise of the Rights, the Rights Certificates theretofore and thereafter issued may continue to express the Purchase Price per one one-hundredth of a Preferred Share and the number of one-hundredths of a Preferred Share which were expressed in the initial Rights Certificates issued hereunder.

                  (k) Before taking any action that would cause an adjustment reducing the Purchase Price below the par or stated value, if any, of the number of one-hundredths of a Preferred Share issuable upon exercise of the Rights, the Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue as fully paid and nonassessable shares such number of one-hundredths of a Preferred Share at such adjusted Purchase Price.

                  (l) In any case in which this Section 11 shall require that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Company may elect to defer until the occurrence of such event the issuing to the holder of any Right exercised after such record date of the number of one-hundredths of a Preferred Share and other capital stock or securities of the Company, if any, issuable upon such exercise over and above the number of one-hundredths of a Preferred Share and other capital stock or securities of the Company, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; provided, however, that the Company shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares (fractional or otherwise) upon the occurrence of the event requiring such adjustment.

                  (m) Anything in this Section 11 to the contrary notwithstanding, prior to the Distribution Date, the Company shall be entitled to make such reductions in the Purchase Price, in addition to those adjustment expressly required by this Section 11, as and to the extent that it in its sole discretion shall determine to be advisable in order that any (i) consolidation or subdivision of the Preferred or Common Shares, (ii) issuance wholly for cash of any Preferred or Common Shares at less than the current market price, (iii) issuance wholly for cash or Preferred or Common Shares or securities which by their terms are convertible into or exchangeable for Preferred or Common Shares,
(iv) stock dividends or (v) issuance of rights, options or warrants referred to in this Section 11, hereafter made by the Company to holders of its Preferred or Common Shares shall not be taxable to such stockholders.

                  (n) The Company covenants and agrees that it shall not, at any time after the Distribution Date, effect or permit to occur any Triggering Event or Section 13 Event, if (i) at the time or immediately after such Triggering Event or Section 13 Event there are any rights, warrants or other instruments or securities outstanding or agreements in effect which would substantially diminish or otherwise eliminate the benefits intended to be afforded by the Rights or (ii) prior to, simultaneously with or immediately after such Section 13 Event, the stockholders of the Person who constitutes, or would constitute, the "Principal Party" for purposes of Section 13(b) hereof shall have received a distribution of Rights previously owned by such Person or any of its Affiliates and Associates.

                  (o) The Company covenants and agrees that, after the Distribution Date, it will not, except as permitted by Sections 23, 24 or 27 hereof, take (or permit to be taken) any action if at the time such action is taken it is reasonably foreseeable that such action will diminish substantially or otherwise eliminate the benefits intended to be afforded by the Rights.

                  (p) Anything in this Agreement to the contrary notwithstanding, in the event the Company shall at any time after the date of this Agreement (A) declare a dividend on the Preferred Shares payable in Preferred Shares, (B) subdivide the outstanding Preferred Shares, (C) combine the outstanding Preferred Shares (by reverse stock split or otherwise) into a smaller number of Preferred Shares, or (D) issue any shares of its capital stock in a reclassification of the Preferred Shares (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), then, in each such event, except as otherwise provided in this Section 11 and Section 7(e) hereof; (1) each of the Rights outstanding at the time of the record date for such dividend or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted to that number of Rights (calculated to the nearest one ten-thousandth (1/10,000) of a Right) equal to a fraction (the "Exchange Fraction"), the numerator of which shall be the total number of Preferred Shares or shares of capital stock issued in such reclassification of the Preferred Shares outstanding immediately following such time and the denominator of which shall be the total number of Preferred Shares outstanding immediately prior to such time, and the number of Rights that shall thereafter be issued with respect to each Common Share or share of other capital stock that shall be issued in a reclassification of the Common Shares prior to the Distribution Date shall be equal to the total number of outstanding Rights immediately after such event (as adjusted pursuant to this clause (1)) divided by the total number of outstanding Common Shares or shares of such other capital stock immediately after such event (subject to further adjustment pursuant to the provisions of this Agreement);
(2) the Purchase Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification shall be adjusted so that the Purchase Price thereafter shall equal the result obtained by dividing the Purchase Price in effect immediately prior to such time by the Exchange Fraction; provided, however, that in no event shall the consideration to be paid upon the exercise of one Right be less than the aggregate par value of the shares of capital stock of the Company issuable upon exercise of such Right; and (3) the number of one-hundredths of a Preferred Share or share of such other capital stock issuable upon the exercise of each Right shall remain unchanged immediately after such event but, in the event of a reclassification, the kind of shares issuable upon the exercise of each Right immediately after such reclassification shall be adjusted to be the kind of shares of such other capital stock issued in such reclassification, rather than Preferred Shares.

         Section 12. Certificate of Adjusted Purchase Price or Number of Shares.
         -----------------------------------------------------------------------
Whenever an adjustment is made as provided in Sections 11 and 13 hereof, the Company shall promptly (a) prepare a certificate setting forth such adjustment and a brief statement of the facts accounting for such adjustment, (b) file with the Rights Agent and with each transfer agent for the Preferred Shares a copy of such certificate and (c) mail a brief summary thereof to each holder of a Rights Certificate in accordance with Section 26 hereof. Notwithstanding the foregoing sentence, the failure of the Company to make such certification or give such notice shall not affect the validity of such adjustment or the force or effect of the requirement for such adjustment. The Rights Agent shall be fully protected in relying on any such certificate and on any adjustment contained therein and shall not be deemed to have knowledge of such adjustment unless and until it shall have received such certificate.

         Section 13.  Consolidation, Merger, Sale or Transfer of Assets or
         -----------------------------------------------------------------
                      Earning Power.
                      -------------

                  (a) In the event that, following the Shares Acquisition Date, directly or indirectly:

                           (i) the Company shall consolidate with, or merge with
and into, any other Person (other than a Subsidiary of the Company in a transaction the principal purpose of which is to change the state of incorporation of the Company or which complies with Section 11(o) hereof);

                           (ii) any Person (other than a Subsidiary of the
Company in a transaction that complies with Section
11(o) hereof) shall consolidate with the Company, or merge with and into the Company and the Company shall be the continuing or surviving corporation of such consolidation or merger; or

                           (iii) the Company shall sell or otherwise transfer
(or one or more of its Subsidiaries shall sell or otherwise transfer), in one or more transactions, assets or earning power aggregating 50% or more of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any other Person or Persons (other than the Company or one or more of its wholly owned Subsidiaries in one or more transactions, each of which complies with Section 11(0) hereof), then, and in each such case, proper provision shall be made so that

                                    a. each holder of a Right (except as
otherwise provided herein) shall thereafter have the right to receive, upon the exercise thereof in accordance with the terms of this Agreement, such number of validly authorized and issued, fully paid and nonassessable Common Shares of the Principal Party (as hereinafter defined), free of any liens, encumbrances, rights of first refusal or other adverse claims, as shall be equal to the result obtained by (1) multiplying the then current Purchase Price by the number of one-hundredths of a Preferred Share for which a Right was exercisable immediately prior to the first occurrence of a Section 13 Event (or, if a Triggering Event has occurred prior to the first occurrence of a Section 13 Event, multiplying the number of such one-hundredths of a Preferred Share for which a Right was exercisable immediately prior to the first occurrence of a Triggering Event by the Purchase Price in effect immediately prior to such first occurrence) and (2) dividing that product (which, following the first occurrence of a Section 13 Event, shall be referred to as the "Total Exercise Price" for each Right and for all purposes of this Agreement) by 50% of the current per share market price (determined pursuant to Section 11(d) hereof) of the Common Shares of such Principal Party on the date of consummation of such Section 13 Event; b. such Principal Party shall thereafter be liable for, and shall assume, by virtue of such Section 13 Event all the obligations and duties of the Company pursuant to this Agreement;

                                    c. the term "Company" shall thereafter be
deemed to refer to such Principal Party, it being specifically intended that the provisions of Section 11 hereof shall apply only to such Principal Party following the first occurrence of a Section 13 Event;

                                    d. such Principal Party shall take such
steps (including, but not limited to, the reservation of a sufficient number of its Common Shares) in connection with the consummation of any such transaction as may be necessary to assure that the provisions hereof shall thereafter be applicable, as nearly as reasonably may be, in relation to its Common Shares thereafter deliverable upon exercise of the Rights.

                  (b) "Principal Party" shall mean, in the case of any transaction described in clause (i), (ii) or (iii) of Section 13(a), the Person or Acquiring Person referred to therein or such Person's or Acquiring Person's successor, including, if applicable, the Company, if it is the surviving corporation, provided, however, that in any such case, (i) if such Person is a direct or indirect Subsidiary of another Person, "Principal Patty" shall refer to such other Person and (ii) in case such Person is a Subsidiary, directly or indirectly, of more than one Person, "Principal Party" shall refer to whichever of such Persons is the issuer of the Common Shares having the greatest aggregate value, and provided, further, that for purposes of transactions described in clause (iii) hereof, "Principal Party" shall refer to that Person receiving the greatest portion of the assets or earning power transferred pursuant to such transaction or transactions.

                  (c) If, for any reason, the Rights cannot be exercised for Common Shares of such Principal Party as provided in Section 13(a), then each holder of Rights shall have the right to exchange its Rights for cash from such Principal Party in an amount equal to the number of Common Shares that it would otherwise be entitled to purchase times 50% of the current per share market price, as determined pursuant to Section 11(d) hereof, of such Common Shares of such Principal Party. If, for any reason, the foregoing formulation cannot be applied to determine the cash amount into which the Rights are exchangeable, then the Board of Directors, based upon the advice of one or more nationally recognized investment banking firms, and based upon the total value of the Company, shall determine such amount reasonably and with good faith to the holders of Rights. Any such determination shall be final and binding on the Rights Agent.

                  (d) Notwithstanding anything in this Agreement to the contrary, Section 13 shall not be applicable to a transaction in clauses (i) and
(ii) or Section 13(a) if: (i) such transaction is consummated with a Person or Persons who acquired Common Shares pursuant to a Permitted Offer (or a wholly-owned Subsidiary of any such Person or Persons); (ii) the price per share of Common Shares offered in such transaction is not less than the price per share of Common Shares paid to all holders of Common Shares whose shares were purchased pursuant to such Permitted Offer; and (iii) the form of consideration being offered to the remaining holders of Common Shares pursuant to such transaction is the same form as the form of consideration paid pursuant to such Permitted Offer. Upon consummation of any such transaction contemplated by this
Section 13(d), all Rights hereunder shall expire.

                  (e) The Company shall not consummate any Section 13 Event unless the Principal Party shall have a sufficient number of authorized Common Shares that have not been issued or reserved for issuance to permit the exercise in full of the Rights in accordance with this Section 13 and unless prior thereto the Company and such issuer shall have executed and delivered to the Rights Agent a supplemental agreement confirming that such Principal Party shall, upon consummation of such Section13 Event, assume this Agreement in accordance with Sections 13(a) and (b) hereof, that all rights of first refusal or preemptive rights in respect of the issuance of Common Shares of such Principal Party upon exercise of outstanding Rights have been waived, that there are no rights, warrants, instruments or securities outstanding or any agreements or arrangements which, as a result of the consummation of such transaction, would eliminate or substantially diminish the benefits intended to be afforded by the Rights and that such transaction shall not result in a default by such Principal Party under this Agreement, and further providing that, as soon as practicable after the date of such Section 13 Event, such Principal Party will:

                           (i) prepare and file a registration statement under
the Securities Act with respect to the Rights and securities purchasable upon exercise of the Rights on an appropriate form, use its best efforts to cause such registration statement to become effective as soon as practicable after such filing and use its best efforts to cause such registration statement to remain effective (with a prospectus at all times meeting the requirements of the Securities Act) until the Expiration Date, and similarly comply with applicable state securities laws;

                           (ii) use its best efforts to list (or continue the
listing of) the Rights securities purchasable upon exercise of the Rights on a national securities exchange or meet the eligibility requirements for quotation on the Nasdaq SmallCap or Nasdaq National Market; and

                           (iii) deliver to holders of the Rights historical
financial statements for such Principal Party which comply in all respects with the requirements for registration on Form 10 (or any successor form) under the Exchange Act.

                  In the event that at any time after the occurrence of a Triggering Event some or all of the Rights shall not have been exercised at the time of a transaction described in this Section 13, the Rights which have not theretofore been exercised shall thereafter be exercisable in the manner described in Section 13(a) (without taking into account any prior adjustment required by Section 11(a)(ii)).

                  (f) The provisions of this Section 13 shall similarly apply to successive mergers or consolidations or sales or other transfers.

         Section 14.  Fractional Rights and Fractional Shares.
                      ---------------------------------------

                  (a) The Company shall not be required to issue fractions of Rights or to distribute Rights Certificates which evidence fractional Rights. In lieu of such fractional Rights, there shall be paid to the registered holders of the Rights Certificates with regard to which such fractional Rights would otherwise be issuable, an amount in cash equal to the same fraction of the current market value of a whole Right. For the purposes of this Section 14(a), the current market value of a whole Right shall be the closing price of the Rights for the Trading Day immediately prior to the date on which such fractional Rights. would have been otherwise issuable, as determined pursuant to the second sentence of Section 11(d) hereof.

                  (b) The Company shall not be required to issue fractions of Preferred Shares (other than fractions that are integral multiples of one one-hundredth of a Preferred Share) upon exercise of the Rights or to distribute certificates which evidence fractional Preferred Shares (other than fractions that are integral multiples of one one-hundredth of a Preferred Share). In lieu of fractional Preferred Shares that are not integral multiples of one one-hundredth of a Preferred Share, the Company shall pay to the registered holders of Rights Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of a Common Share. For purposes of this Section 14(b), the current market value of a Common Share shall be the closing price of a Common Share (as determined pursuant to the second sentence of Section 11(d) hereof) for the Trading Day immediately prior to the date of such exercise.

                  (c) The holder of a Right by the acceptance of the Right expressly waives his or her right to receive any fractional Rights or any fractional shares upon exercise of a Right.

         Section 15. Rights of Action.
         ----------------------------
All rights of action in respect of this Agreement, excepting the rights of action given to the Rights Agent under Section 18 hereof, are vested in the respective registered holders of the Rights Certificates (and, prior to the Distribution Date, the registered holders of the Common Shares); and any registered holder of any Rights Certificate (or, prior to the Distribution Date, of the Common Shares), without the consent of the Rights Agent or of the holder of any other Rights Certificate (or, prior to the Distribution Date, of the Common Shares), may, in his or her own behalf and for his or her own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, his or her right to exercise the Rights evidenced by such Rights Certificate in the manner provided in such Rights Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and will be entitled to specific performances of the obligations under, and injunctive relief against actual or threatened violations of, the obligations of any Person subject to this Agreement.

         Section 16. Agreement of Rights Holders.
         ---------------------------------------
Every holder of a Right, by accepting the same, consents and agrees with the Company and the Rights Agent and will every other holder of a Right that:

                  (a) prior to the Distribution Date, the Rights will be transferable only in connection with the transfer of Common Shares;

                  (b) after the Distribution Date, the Rights Certificates are transferable only on the registry books of the Rights Agent if surrendered at the office or offices of the Rights Agent designated for such purposes, duly endorsed or accompanied by a proper instrument of transfer and with the appropriate forms and certificates fully executed; and

                  (c) subject to Sections 6(a) and 7(f) hereof, the Company and the Rights Agent may deem and treat the person in whose name the Rights Certificate (or, prior to the Distribution Date, the associated Common Shares certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Rights Certificates or the associated Common Shares certificate made by anyone other than the Company or the Rights Agent) for all purposes whatsoever, and neither the Company nor the Rights Agent shall be affected by any notice to the contrary.

         Section 17. Rights Certificate Holder Not Deemed a Stockholder.
         --------------------------------------------------------------
No holder, as such, of any Rights Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the Preferred Shares or any other securities of the Company which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained herein or in any Rights Certificate be construed to confer upon the holder of any Rights Certificate, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in Section 25 hereof), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Rights Certificate shall have been exercised in accordance with the provisions hereof.

         Section 18.       Concerning the Rights Agent.
         ---------------------------------------------

                  (a) The Company agrees to pay to the Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses and counsel fees and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability or expense, incurred without gross negligence, bad faith or willful misconduct on the part of the Rights Agent, for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability in the premises.

                  (b) The Rights Agent shall be protected and shall incur no liability for, or in respect of any action taken, suffered or omitted by it in connection with, its administration of this Agreement in reliance upon any Rights Certificate or certificate for the Common Shares or for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper Person or Persons, or otherwise upon the advice of counsel as set forth in
Section 20 hereof.

         Section 19.       Merger or Consolidation or Change of Name of
         --------------------------------------------------------------
                           Rights Agent.
                           ------------
                 (a) Any corporation into which the Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the shareholder services business of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided. however, that such corporation would be eligible for appointment as a successor Rights Agent under the provisions of Section 21 hereof. In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Rights Certificates shall have been countersigned but not delivered, any such Successor Rights Agent may adopt the countersignature of the predecessor Rights Agent and deliver such Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, any successor Rights Agent may countersign such Rights Certificates either in the name of the predecessor Rights Agent or in the name of the successor Rights Agent; and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

                  (b) In case at any time the name of the Rights Agent shall be changed and at such time any of the Rights Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, the Rights Agent may countersign such Rights Certificates either in its prior name or in its changed name; and in all such cases such Rights Certificate shall have the full force provided in the Rights Certificate and in this Agreement.

         Section 20. Duties of Rights Agent.
         ------------------------------------
The Rights Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of Rights Certificates, by their acceptance thereof, shall be bound:

                  (a) The Rights Agent may consult with legal counsel (who may be legal counsel for the Company), and the opinion or advice of such counsel shall be full and complete authorization and protection to the Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion or advice.

                  (b) Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter (including, without limitation, the identity of any Acquiring Person and the determination of "current per share market price") be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by any one of the Chairman of the Board, the Chief Executive Officer, the President, any Vice President, the Chief Financial Officer, the Secretary or any Assistant Secretary of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

                  (c) The Rights Agent shall be liable hereunder to the Company and any other Person only for its own gross negligence, bad faith or willful misconduct.

                  (d) The Rights Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Rights Certificate (except its countersignature thereof) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Company only.

                  (e) The Rights Agent shall not be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Rights Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in the Rights Certificate; not shall it be responsible for any change in the exercisability of the Rights for any adjustment in the terms of the Rights (including the manner, method or amount thereof) provided for in Sections 3, 11, 13, 23 or 24, or the ascertaining of the existence of facts that would require any such change or adjustment (except with respect to the exercise of Rights evidences by Rights Certificates after receipt by the Rights Agent of a certificate furnished pursuant to Section 12 describing such change or adjustment); nor shall it by any act hereunder be deemed to make and representation or warranty as to the authorization or reservation of any Preferred Shares to be issued pursuant to this Agreement or any Rights Certificate or as to whether any Preferred Shares will, when issued, be validly authorized and issued, fully paid and nonassessable.

                  (f) The Company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonable be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

                  (g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from anyone of the Chairman of the Board, the Chief Executive Officer, the President, any Vice President, the Chief Financial Officer, the Secretary or any Assistant Secretary of the Company, and to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered by it in good faith in accordance with instructions of any such officer or for any delay in acting while waiting for those instructions. Any application by the Rights Agent for written instructions from the Company may, at the option of the Rights Agent, set forth in writing any action proposed to be taken or omitted by the Rights Agent under this Rights Agreement and the date on and/or after which such action shall be taken or such omission shall be effective. The Rights Agent shall not be liable for any action taken by, or omission of, the Rights Agent in accordance with a proposal included in any such application on or after the date specified in such application (which date shall not be less than five (5) Business Days after the date and officer of the Company actually receives such application, unless any such offer shall have consented in writing to an earlier date) unless, prior to taking any such action (or the effective date in the case of an omission), the Rights Agent shall have received written instructions in response to such application specifying the action to be taken or omitted.

                  (h) The Rights Agent and any stockholder, director, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not the Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company or for any other legal entity.

                  (i) The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent shall not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, default, neglect or misconduct, provided reasonable care was exercised in the selection and continued employment thereof.

                  (j) No provision of this Agreement shall require the Rights Agent to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of its rights if there shall be reasonable grounds for believing that repayment of such funds or adequate indemnification against such risk or liability is not reasonably assured to it.

                  (k) If' with respect to any Rights Certificate surrendered to the Rights Agent for exercise or transfer, the certificate attached to the form of assignment or form of election to purchase, as the case may be, has either not been completed or indicates an affirmative response to clause 1 and/or 2 thereof , the Rights Agent shall not take any further action with respect to such requested exercise or transfer without first consulting with the Company.

         Section 21 Change of Rights Agent.
         ----------------------------------
The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon thirty (30) days' notice in writing mailed to the Company and to each transfer agent of the Preferred Shares and the Common Shares by registered or certified mail. The Company may remove the Rights Agent or any successor Rights Agent upon thirty (30) days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Preferred Shares and the Common Shares by registered or certified mail, and to the holders of the Rights Certificate by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent.

If the Company shall fail to make such appointment within a period of thirty
(30) days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning of incapacitated Rights Agent or by the holder of a Rights Certificate (who shall, with such notice, submit his on her Rights Certificate for inspection by the Company), then the registered holder of any Rights Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be a corporation organized and doing business under the laws of the United States or of any state of the United States, in good standing, which is authorized under such laws to exercise corporate trust or stockholder services powers and is subject to supervision or examination by federal or state authority. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment, the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Preferred Shares and the Common Shares, and mail a notice thereof in writing to the registered holders of the Rights Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

         Section 22. Issuance of New Rights Certificates.
         ------------------------------------------------
Notwithstanding any of the provisions of this Agreement or of the Rights to the contrary, the Company may, at its option, issue new Rights Certificates evidencing Rights in such form as may be approved by its Board of Directors to reflect any adjustment or change in the Purchase Price and the number or kind or class of shares or other securities or property purchasable under the Rights Certificates made in accordance with the provisions of this Agreement. In addition, in connection with the issuance or sale of Common Shares following the Distribution Date and prior to the redemption or expiration of the Rights, the Company (a) shall, with respect to Common Shares so issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of the convertible subordinated debentures of the Company outstanding at the date hereof or upon the exercise, conversion or exchange of securities hereinafter issued by the Company and (b) may, in any other case, if deemed necessary or appropriate by the Board of Directors of the Company, issue Rights Certificates representing the appropriate number of Rights in connection with such issuance or sale; provided, however, that (i) no such Rights Certificate shall be issued and this sentence shall be null and void ab initio if, and to the extent that, such issuance or this sentence would create a significant risk of or result in material adverse tax consequences to the Company or the Person to whom such Rights Certificate would be issued or would create a significant risk of or result in such options or employee plans or arrangements; failing to qualify for otherwise available special tax treatment and (ii) no such Rights Certificate shall be issued if and to the extent that, appropriate adjustment shall otherwise have been made in lieu of the issuance thereof

         Section 23.  Redemption.
         ------------------------
                  (a) The Company may, at its option and with the approval of the Board of Directors, at any time prior to the Close of Business on the earlier of (i) the tenth day following the Shares Acquisition Date or such later date as may be determined by action of a majority of Continuing Directors then in office and publicly announced by the Company or (ii) the Final Expiration Date, redeem all but not less than all the then outstanding Rights at a redemption price of $0.001 per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redemption price being herein referred to as the "Redemption Price") and the Company may, at its option, pay the Redemption Price either in Common Shares (based on the current per share market price thereof (as determined pursuant to Section 11(d) hereof) at the time of redemption) or cash; provided, however, if the Board of Directors of the Company authorizes redemption of the Rights on or after the time a Person becomes an Acquiring Person, then there must be Continuing Directors then in office and such authorization shall require the concurrence of a majority of such Continuing Directors.

                  (b) Immediately upon the action of the Board of Directors of the Company ordering the redemption of the Rights, evidence of which shall have been filed with the Rights Agent, and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of rights shall be to receive the Redemption Price. Within ten (10) days after the action of the Board of Directors ordering the redemption of the Rights, the Company shall give notice of such redemption to the Rights Agent and the holders of the then outstanding Rights by mailing such notice to all such holders at their last addressed as they appear upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the transfer agent for the Common Shares. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made. Neither the Company nor any of its Affiliates or Associates may redeem, acquire or purchase for value any rights at any time in any manner other than that specifically set forth in this Section 23 or in Section 24 hereof, and other than in connection with the purchase of Common Shares prior to the Distribution Date.

         Section 24.       Exchange
         --------------------------

                  (a) Subject to applicable laws, rules and regulations, and subject to subsection (c) below, the Company may, at its option, by majority vote of the Board of Directors and a majority vote of the Continuing Directors, at any time and after the occurrence of a Triggering Event, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void pursuant to the provisions of Section 7(e) hereof) for Common Shares at an exchange ratio of one Common Share per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such exchange ratio being hereinafter referred to as the "Ratio of Exchange"). Notwithstanding the foregoing, the Board of Directors shall not be empowered to effect such exchange at any time after any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any such Subsidiary, or any entity holding Common Shares for or pursuant to the terms of any such plan), together with all Affiliates and Associates of such Person, becomes the Beneficial Owner of 50% or more of the Common Shares then outstanding.

                  (b) Immediately upon the action of the Board of Directors ordering the exchange of any Rights pursuant to subsection (a) of this Section 24 and without any further action and without any notice, the right to exercise such Rights shall terminate and the only right thereafter of a holder of such Rights shall be to receive that number of Common Shares equal to the number of such Rights held by such holder multiplied by the Ratio of Exchange. The Company shall give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. The Company shall mail a notice of any such exchange to all of the holders of such Rights at their last addresses as they appear upon the registry books of the Rights Agent. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange of the Common Shares for Rights will be effected and, in the event of any partial exchange, the number of Rights which will be exchanged. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void pursuant to the provisions of Section 7(e) hereof) held by each holder of Rights.

                  (c) In the event that there shall not be sufficient Common Shares issued but not outstanding or authorized but unissued to permit any exchange of Rights as contemplated in accordance with Section 24(a), the Company shall either take such action as may be necessary to authorize additional Common Shares for issuance upon exchange of the Rights or alternatively, at the option of a majority of the Board of Directors, with respect to each Right (i) pay cash in an amount equal to the Current Value (as hereinafter defined), in lieu of issuing Common Shares in exchange therefore, or (ii) issue debt or equity securities or a combination thereof, having a value equal to the Current Value, in lieu of issuing Common Shares in exchange for each such Right, where the value of such securities shall be determined by a nationally recognized investment banking firm selected by the Board of Directors by majority vote of the Board of Directors, or (iii) deliver any combination of cash, property, Common Shares and/or other securities having a value equal to the Current Value in exchange for each Right. For purposes of this Section 24(c) only, the Current Value shall mean the product of the current per share market price of Common Shares (determined pursuant to Section 11(d) on the date of the of the occurrence of the event described above in subparagraph (a)) multiplied by the number of Common Shares for which the Right otherwise would be exchangeable if there were sufficient shares available. To the extent that the Company determines that some action need be taken pursuant to clauses (i), (ii) or (iii) of this Section 24(c), the Board of Directors may temporarily suspend the exercisability of the Rights for a period of up to sixty (60) days following the date on which the event described in Section 24(a) shall have occurred, in order to seek any authorization of additional Common Shares and/or to decide the appropriate form of distribution to be made pursuant to the above provision and to determine the value thereof. In the event of any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended.

                  (d) The Company shall not be required to issue fractions of Common Shares or to distribute certificates which evidence fractional Common Shares. In lieu of such fractional Common Shares, there shall be paid to the registered holders of the Rights Certificates with regard to which such fractional Common Shares would otherwise be issuable, an amount in cash equal to the same fraction of the current per share market value of a whole Common Share (as determined pursuant to the second sentence of Section 11(d) hereof).

                  (e) The Company may, at its option, by majority vote of the Board of Directors, at any time before any Person has become an Acquiring Person, exchange all or part of the then outstanding Rights for rights of substantially equivalent value, as determined reasonably and with good faith by the Board of Directors, based upon the advice of one or more nationally recognized investment banking firms.

                  (f) Immediately upon the action of the Board of Directors ordering the exchange of any Rights pursuant to subsection (e) of this Section 24 and without any further action and without any notice, the right to exercise such Rights shall terminate and the only right thereafter of a holder of such Rights shall be to receive that number of rights in exchange therefore as has been determined by the Board of Directors in accordance with subsection (e) above. The Company shall give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. The Company shall mail a notice of such exchange to all of the holders of such Rights at their last addresses as they appear upon the registry books of the transfer agent for the Common Shares of the Company. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange of the Rights will be effected.

         Section 25.       Notice of Certain Events.
         -------------------------------------------

                  (a) In case the Company shall propose to effect or permit to occur any Triggering Event described in Section 1 l(a)(ii)(A) or 1l(a)(ii)(B) or a Section 13 Event, the Company shall give notice thereof to each holder of Rights in accordance with Section 26 hereof at least twenty (20) days prior to occurrence of such Triggering Event or such Section 13 Event.

                  (b) In case any Triggering Event or Section 13 Event shall occur, then, in any such case, the Company shall as soon as practicable thereafter give to each holder of a Rights Certificate, in accordance with
Section 26 hereof, a notice of the occurrence of such event, which shall specify the event and the consequences of the event to holders of Rights under Sections 11(a)(ii) and 13 hereof.

         Section 26. Notices.
         ---------------------
Notices or demands authorized by this Agreement to be given or made by the Rights Agent or by the holder of any Rights Certificate to or on the Company shall be sufficiently given or made if sent by first class mai1, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:

                            Alanco Technologies, Inc.
                           15575 N. 83rd Way, Suite 3
                            Scottsdale, Arizona 85260
                              Attention: President

Subject to the provisions of Section 21 hereof, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Rights Certificate to or on the Rights Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid addressed (until another address is filed in writing with the Company) as follows:

                       Law Office of Steven P. Oman, P.C.
                         10446 N. 74th Street, Suite 130
                            Scottsdale, Arizona 85258

Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Rights Certificate shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as shown on the registry books of the Company.

         Section 27. Supplements and Amendments.
         ----------------------------------------
Prior to the Distribution Date, the Company may supplement or amend this Agreement in any respect without the approval of any holders of Rights and the Rights Agent shall, if the Company so directs, execute such supplement or amendment. From and after the Distribution Date, the Company and the Rights Agent may from time to time supplement or amend this Agreement without the approval of any holders of Rights and the Rights Agent shall, if the Company so directs, execute such supplement or amendment. From and after the Distribution Date, the Company and the Rights Agent may from time to time supplement or amend this Agreement without the approval of any holders of Rights in order to (i) cure any ambiguity, (ii) correct or supplement any provision contained herein which may be defective or inconsistent with any other provisions herein, (iii) shorten or lengthen any time period hereunder (which lengthening or shortening, following the first occurrence of an event set forth in the proviso to Section 23(a) hereof; shall be effective only if there are Continuing Directors and shall require the concurrence of a majority of such Continuing Directors) or
(iv) to change or supplement the provisions hereunder in any manner that the Company may deem necessary or desirable and that shall not adversely affect the interests of the holders of Rights (other than an Acquiring Person or an Affiliate or Associate of an Acquiring Person); provided, this Agreement may not be supplemented or amended to lengthen, pursuant to clause (iii) of this sentence, (A) a time period relating to when the Rights may be redeemed at such time as the Rights are not then redeemable or (B) any other time period unless lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to, the holders of Rights. Upon the delivery of a certificate from an appropriate officer of the Company that states that the proposed supplement or amendment is in compliance with the terms of this Section 27, the Rights Agent shall execute such supplement or amendment. Prior to the Distribution Date, the interests of the holders of Rights shall be deemed coincident with the interests of the holders of Common Shares.

         Section 28. Successors.
         -----------------------
All of the covenants and provisions of this Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

         Section 29. Determinations and Actions by the Board of Directors, etc.
         ---------------------------------------------------------------------
For all purposes of this Agreement, any calculation of the number of Common Shares outstanding at any particular time, including for purposes of determining the particular percentage of such outstanding Common Shares of which any Person is the Beneficial Owner, shall be made in accordance with the last sentence of

Rule 13d-3(d)(1)(i) of the General Rules and Regulations under the Exchange Act. The Board of Directors of the Company (and, where specifically provided for herein, the Continuing Directors) shall have the exclusive power and authority to administer this Agreement and to exercise all rights and powers specifically granted to the Board, or the Company (or, where specifically provided for herein, the Continuing Directors), or as may be necessary or advisable in the administration of this Agreement, including, without limitation, the right and power to (i) interpret the provisions of this Agreement and (ii) make all determinations deemed necessary or advisable for the administration of this Agreement (including a determination to redeem the Rights or to amend the Agreement). All such actions, calculations, interpretations and determinations (including, for purposes of clause (y) below, all omissions with respect to the foregoing) which are done or made by the Board (or, where specifically provided for herein, by the Continuing Directors) in good faith, shall (x) be final, conclusive and binding on the Company, the Rights Agent, the holders of the Rights Certificates and all other parties and (y) not subject the Board or the Continuing Directors to any liability to the holders of the Rights.

         Section 30. Benefits of this Agreement.
         ---------------------------------------
Nothing in this Agreement shall be construed to give to any Person other than the Company, the Rights Agent and the registered holders of the Rights Certificates (and, prior to the Distribution Date, the Common Shares) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the rights Agent and the registered holders of the Rights Certificate (and, prior to the Distribution Date, the Common Shares).

         Section 31. Severability.
         -------------------------
If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in fill force and effect and shall in no way be affected, impaired or invalidated; provided, however, that notwithstanding anything in this Agreement to the contrary, if any such term, provision, covenant or restriction is held by such court or authority to be invalid, void or unenforceable and the Board of Directors of the Company determines in its good faith judgment that severing the invalid language from this Agreement would adversely affect the purpose or effect of this Agreement, the right of redemption set forth in Section 23 hereof shall be reinstated and shall not expire until the close of business on the tenth day following the date of such determination by the Board of Directors.

         Section 32. Governing Law.
         --------------------------
This Agreement and each Right and each Rights Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of Arizona and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State.

         Section 33. Counterparts.
         -------------------------
This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

         Section 34. Descriptive Headings.
         ---------------------------------
Descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

ALANCO TECHNOLOGIES, INC

By: ____________________________________

Name: _________________________________

Title: __________________________________



LAW OFFICE OF STEVEN P. OMAN, P.C.

By: ____________________________________

Name: _________________________________

Title: __________________________________