Form 10KSB/A
period 2003-06-30
ALANCO TECHNOLOGIES INC
filed 2004-07-15
CIK 98618

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

                           EXPLANATORY NOTE

This Amendment No. 2 to Form 10-KSB for the period ended June 30, 2003, is being made in order to include Item 8A, Control and Procedures, which was inadvertently omitted from our original filing and Amendment No. 1.

Amendment No. 1 to Form 10-KSB for the period ended June 30, 2003, was made in order to revise Item 4 of Part I, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2) and the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1) to incorporate those amendments set forth in the Securities and Exchange Commission's Release No. 33-8283 which were inadvertently omitted from our original filing on September 29, 2003.

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

               ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

ITEM 8A. CONTROLS AND PROCEDURES

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