Form 10KSB
period 2004-06-30
ALANCO TECHNOLOGIES INC
filed 2004-09-29
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                                   FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2004
                          Commission file number 0-9347


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

                                  COMMON STOCK
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X       No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.
                                                     Yes   X      No ___

         The Registrant's revenues for the fiscal year ended June 30, 2004 were $4,910,800.

         State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $26,727,600 as of September 21 2004.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 25,382,200 shares of Class A Common Stock (net of treasury shares) and no shares of Class B Common Stock as of September 21, 2004. Documents incorporated by reference: Part III of this Report is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 28, 2004.

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

PART 1

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Alanco Technologies, Inc. was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries. Alanco (Nasdaq:
ALAN) is a provider of advanced information technology solutions with the Company's operations at the end of both fiscal year-end 2004 and 2003 diversified into two reporting business segments including: (i) design, production, marketing and distribution of RFID (Radio Frequency Identification) tracking technology, and (ii) manufacturing, marketing and distribution of data storage products.

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

RECENT BUSINESS DEVELOPMENTS

         The Company announced in July 2004 the approval by the Ohio Controlling Board of a $415,000 TSI PRISM(TM) contract. The contract is for a pilot project at the Ross Correctional Institute in Chillicothe, Ohio, which is operated by the Ohio Department of Rehabilitation and Corrections (ODRC). The ODRC currently operates thirty-three adult facilities collectively housing approximately 44,000 inmates. The objective of the Ross/TSI PRISM pilot project will be to evaluate the technology for potential application throughout the Ohio prison system.
..
         In August 2004, the Company announced the introduction of its next-generation TSI PRISM(TM) technology that will enable the Company to reduce installed system cost by 25-35%. The new technology is the result of a two-year total system re-engineering effort. The key breakthrough was the development of ultra-efficient, more powerful RFID transmitters requiring fewer antennas to

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


provide RFID tracking coverage, resulting in lower infrastructure and installation costs. The re-engineering effort also resulted in more sensitive antennas, improved signal processors, and important enhancements to the positioning/tracking computational software. Depending upon the size and layout of a particular facility, installed system cost savings of 25% to 35% may be realized.

DESCRIPTION OF BUSINESS

RFID TECHNOLOGY SEGMENT

         During fiscal year 2002, the Company acquired the operations of Technology Systems International, Inc., a Nevada Corporation ("TSIN"), developer of the proprietary TSI PRISM(TM) wireless RFID tracking technology utilized primarily in correctional facilities, security management and personnel monitoring. The acquisition was effected through a wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation ("TSIA") by the issuance of Alanco Class A Common Stock to purchase Seller's assets and assumption of specific liabilities of Seller.

         TSIN had recently completed a seven-year development program, investing over $17 million into research and development of the TSI PRISM(TM) technology, including test installation sites. Commencing a national sales program in fiscal year 2001, TSIN completed the installation of its first $1 million commercial installation at a Midwest prison facility in May 2002. By June 30, 2002, the TSIA operations (both under Seller and TSIA) had received approximately $5 million in contracts, of which approximately $1 million had been completed prior to the June 2002 acquisition.

         Marketing. TSIA markets its TSI PRISM(TM) RFID tracking system primarily in the United States, through independent sales representatives and Company direct sales representatives. The primary focus of the marketing effort has been on the domestic correctional facilities market.

         Raw Materials. The RFID Technology segment utilizes various domestic subcontractors for materials and parts used to manufacture its products. Due to the advantage of volume manufacturing, one domestic supplier represented approximately 46% of those purchases for fiscal year ended June 30, 2004. The same domestic supplier accounted for 49%, and a second domestic supplier represented approximately 21% of the segment's purchases of materials and parts for the year ended June 30, 2003. Additionally, one subcontractor who accounted for approximately $58,000 and $990,000 in installation billings during the twelve-month periods ended June 30, 2004 and 2003, respectively, completed all subcontracted installations during the periods.

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

         Employees. The Company's RFID tracking segment employed seventeen and twelve full-time employees as of June 30, 2004 and 2003, respectively.

         Seasonality of Business. Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to state and federal government customers that are affected by annual budget schedules and economic conditions.

         Dependence Upon Key Customers. The RFID Technology segment is in an early stage of commercial market development, commencing national sales efforts in fiscal year 2001. Targeted customers operate the majority of the prisons in the United States and include the 50 state governments and the federal government. During the twelve months ended June 30, 2004, substantially all

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

revenues recognized were generated from one Midwestern state government. The Company anticipates that as market penetration of its TSI PRISM(TM) technology accelerates, the Company will have numerous customers. However, due to the type of product sold by the RFID Technology segment, the size of each contract may continue to be significant.

         Backlog Orders. The Company operates using order contracts that it considers to be firm and non-cancelable. Under this method, the Company had unfulfilled contracts as of June 30, 2004 of approximately $138,400 (excluding the $415,000 contract with the state of Ohio announced in July 2004) and was in negotiation with a number of prospective customers. As of June 30, 2003, the Company did not have any unfulfilled contracts.

         Research & Development. The Company estimated that the TSIA operation spent approximately $125,000 and $150,000 in research and development expenditures, recorded as selling, general and administrative expense, during fiscal years 2004 and 2003, respectively.

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

         Marketing. Arraid markets legacy storage solutions nationally and internationally through company sales representatives and independent sales representatives and distributors. Excel markets optical storage and NAS products, primarily in the United States, through national advertising, telemarketing and company sales representatives.

         Raw Materials. The computer data storage operations have numerous domestic sources for materials and parts used to manufacture their products. For fiscal year 2004 and 2003, no supplier provided 10% or more of the Company's data storage material and parts purchases. The Company believes that it has an adequate supply of materials and parts and does not foresee any significant shortages or substantial price increases that cannot be passed on to the customers.

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

         Employees. As of June 30, 2004 the Company's computer data storage business employed twenty-seven full-time employees, compared to twenty-five full-time employees as of June 30, 2003.

         Seasonality of Business. Computer data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases can be significantly affected by budget restraints and economic conditions.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Dependence Upon Key Customers. During fiscal years ended June 30, 2004 and 2003, no customer accounted for 10% or more of revenues.

         Backlog Orders. The Company operates using customer purchase orders that in some cases may not be considered firm and non-cancelable. Methods of defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

         Research & Development. The Company estimates it spent approximately $150,000 in research and development expenditures, recorded as selling, general and administrative expense, for both fiscal years 2004 and 2003.

NET ASSETS HELD FOR SALE

         The Company's reporting business segments for both fiscal years 2004 and 2003 are limited to the RFID Technology segment and Computer Data Storage segment discussed above. Pollution Control Products, Restaurant Equipment, and Mining segments are reported as "other income (expense)" for both the current and prior fiscal years.

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

         At June 30, 2004 and 2003 all of the pollution control products had been sold and all mining assets and properties had either been closed or sold. Assets classified at year-end on the Company's balance sheet as "net assets held for sale" consist of the remaining Restaurant Equipment segment assets, which are valued at the lower of cost or net realizable value.

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

         Mining Claim Properties. The Company's last mining interest consisted of a small milling site known as the Tombstone Metallurgical Facility or mill site located in Cochise County, near Tombstone, Arizona. At June 30, 2002, the Company was in the process of permanently closing the site under a plan approved by the Bureau of Land Management ("BLM"). The site was permanently closed during the fiscal year ended June 30, 2003.

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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

During fiscal year 2003, the Company closed the Tombstone Metallurgical Facility under a closure plan approved and monitored by the BLM. The site closure was accomplished by dismantling and removing the facilities and by completing required environmental and/or surface reclamation. The Company is not aware of any material environmental claims or violations. Expenditures during fiscal years 2004 and 2003 related to environmental regulations, including those related to the closure of the Tombstone Metallurgical Facility, were less than $10,000 and $20,000, respectively.

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

         On January 30, 2003, Richard C. Jones, a shareholder of Technology Systems International, Inc., a Nevada corporation ("TSIN"), filed a derivative suit naming as defendants the Company and its wholly owned subsidiary, Technology Systems International, Inc, an Arizona corporation ("TSIA"), and all of the directors of TSIN. The venue for this action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks equitable remedies and damages arising out of the Company's acquisition of substantially all of the assets of TSIN. This derivative suit was terminated and the action converted into a direct action by TSIN by stipulation and court order in July 2003. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action.

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

         No amounts have been accrued in the accompanying financial statements of the Company as of June 30, 2004 for any potential loss arising from the matters, or for any additional costs of defense.

         The Company may also, from time to time, be involved in litigation arising from the normal course of the business. As of June 30, 2004, there was no such litigation pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Shareholders during the fourth quarter of fiscal year ended June 30, 2004.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

         Alanco's common stock is traded on the NASDAQ Small Cap Market under the symbol "ALAN."

         The following table sets forth high and low sale prices for each fiscal quarter for the last two fiscal years. Such quotations represent inter-dealer

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

price without retail mark-ups, markdowns, or commissions and, accordingly, may not represent actual transactions.

                                Fiscal 2004                 Fiscal 2003
                          -------------------------   -------------------------
    Quarter Ended             High         Low            High         Low
-----------------------   -------------------------   -------------------------

     September 30            $0.66        $0.25          $0.70        $0.47
     December 31             $1.29        $0.40          $0.74        $0.46
       March 31              $1.09        $0.70          $0.62        $0.38
       June 30               $2.34        $0.79          $0.50        $0.23

         As of June 30, 2004, Alanco had approximately 1,650 holders of record of its Class A Common Stock. This does not include beneficial owners holding shares in street name.

         During the fiscal year ended June 30, 2004, the Company issued 8,142,600 shares of its unregistered, restricted Class A Common Stock to accredited investors. Of those shares, 3,318,500 shares were issued in connection with private offerings, 1,638,900 of the shares were issued in relative to debt restructuring, 2,479,200 were issued upon the exercise of warrants, 504,100 were issued in Preferred Stock conversions and the remaining 201,900 were issued for services and cancellation of put options.

         During the fourth quarter of the fiscal year ended June 30, 2003, the Company allocated 5,000,000 of the authorized 25,000,000 Preferred Stock to be known as Series A Convertible Stock ("Series A") and issued 2,248,400 shares of Series A in a transaction with accredited investors. The Company exchanged a Series A share and warrant to purchase a share of the Company's Class A Common Stock at $0.50 ("Warrant") for two shares of Class A Common Stock ("Common") and $0.50. The transaction recorded at June 30, 2003 was valued at $2,833,000, including cash received of $1,124,200 and 4,496,900 Common shares received (valued at $1,708,800). In July 2003, an additional 261,000 Series A shares were issued to complete the Series A private offering. The additional transaction was valued at $300,600 including cash and 509,000 shares of Class A Common shares received (valued at $198,400). The Common shares acquired under this transaction (valued at market price on the effective date of the subscription agreement) are presented as Treasury shares at year-end. The shares issued for services during the fiscal year 2004 and 2003 were valued at fair market value based on the average closing price for ten consecutive trading days on the NASDAQ quotation system, ending on the day prior to the date on which the service agreement was reached. See Footnote 12 - Shareholders' Equity for additional discussion of Preferred Stock.

         Alanco has paid no Common Stock cash dividends and has no current plans to do so. During fiscal year ended June 30, 2004, holders of Series A Convertible Preferred Stock received "paid-in-kind" dividends of 141,100 shares valued at $260,200. Holders of Series B Convertible Preferred Stock received "paid-in-kind" dividends during fiscal years ended June 30, 2004 and 2003 of 5,700 shares, valued at $57,000, and 5,200 shares, valued at $52,000, respectively.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


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

         The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the critical accounting policies presented below as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements. The Company's Audit Committee has reviewed and approved the critical accounting policies identified.

         These policies include, but are not limited to, the carrying value of goodwill and other intangible assets, estimates related to the valuation of inventory and receivables, the actual net realizable value of net assets held for sale and the ultimate resolution of the current litigation with TSIN and Arraid L.L.C. that is more fully discussed in Item 3, Legal Proceedings.

Results of Operations

         In accordance with accounting principles generally accepted in the United States of America, the Company has limited its reported consolidated revenues for fiscal years ended June 30, 2004 and 2003 to its Computer Data Storage segment and its RFID Technology segment.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                                              Data         RFID
                                            Storage      Technology    Corporate      Total
                                          -----------   -----------   -----------  ------------

Fiscal year 2004
Revenue                                   $ 4,672,900   $   237,900   $    --      $  4,910,800
     Cost of Goods Sold                     3,038,000       151,900        --         3,189,900
                                          -----------    -----------  -----------  -----------
Gross Profit                                1,634,900        86,000        --         1,720,900
     Selling, General & Administrative      1,650,000     2,061,100     1,078,400     4,789,500
                                          -----------   -----------   -----------  ------------
     Segment Operating Loss                   (15,100)   (1,975,100)   (1,078,400)   (3,068,600)
     Interest Income                           --            --             6,200         6,200
     Interest Expense                          --            --          (149,300)     (149,300)
     Other                                      1,000        --            --             1,000
                                          -----------   -----------   -----------  ------------
Loss from Continuing Operations           $   (14,100)  $(1,975,100)  $(1,221,500) $ (3,210,700)
                                          ===========  ============   ===========  ============

Accounts/Subscriptions Receivable         $   491,700   $   142,300   $    23,200  $    657,200
                                          ===========   ===========   ===========  ============
Inventory                                 $ 1,194,700   $ 1,087,600   $    --      $  2,282,300
                                          ===========   ===========   ===========  ============
Total Assets                              $ 2,020,300   $ 7,273,200   $ 2,292,400  $ 11,585,900
                                          ===========   ===========   ===========  ============
Capital Expenditures                      $    15,400   $    10,200   $     5,300  $     30,900
                                          ===========   ===========   ===========  ============
Depreciation & Amortization               $    29,500   $   308,500   $     4,800  $    342,800
                                          ===========   ===========   ===========  ============

Fiscal Year 2003
Revenue                                   $ 3,775,800   $ 3,642,100   $    --      $  7,417,900
     Cost of Goods Sold                     2,331,500     2,481,400        --         4,812,900
                                          -----------   -----------   -----------  ------------
Gross Profit                                1,444,300     1,160,700        --         2,605,000
     Selling, General & Administrative      1,987,700     2,162,100       943,800     5,093,600
                                          -----------   -----------   -----------  ------------
     Segment Operating Loss                  (543,400)   (1,001,400)     (943,800)   (2,488,600)
     Interest Income                           --            --               500           500
     Interest Expense                          --            --          (130,600)     (130,600)
     Other                                      9,700        (2,000)       --             7,700
                                          -----------   -----------   -----------  ------------
Loss from Continuing Operations           $  (533,700)  $(1,003,400)  $ 1,073,900) $ (2,611,000)
                                          ===========   ===========   ===========  ============

Accounts Receivable                       $   466,700   $   324,100   $   916,900  $  1,707,700
                                          ===========   ===========   ===========  ============
Inventory                                 $   869,200   $   409,500   $    --      $  1,278,700
                                          ===========   ===========   ===========  ============
Total Assets                              $ 1,823,900   $ 7,058,400   $ 1,437,100  $  0,319,400
                                          ===========  ============   ===========  ============
Capital Expenditures                      $    12,500   $    40,700   $     1,000  $     54,200
                                          ===========   ===========   ===========  ============
Depreciation & Amortization               $    97,700   $   305,100   $     9,700  $    412,500
                                          ===========   ===========   ===========  ============

         Consolidated revenues for fiscal year 2004 were $4,910,800, a decrease of 33.8% when compared to $7,417,900 for fiscal year 2003. The decrease resulted from the RFID Technology segment (acquired effective June 1, 2002), which reported significantly reduced revenues of $237,900 compared to $3,642,100 for the previous year. The decrease in RFID Technology segment revenues was the result of economic conditions that reduced both state and federal government tax revenues. The reduced revenues resulted in difficulty of state and federal governments to fund the acquisition of the TSI PRISM system. The Data Storage segment revenue increased to $4,672,900, a 23.8% increase from $3,775,800 reported for the previous year. The increase in Data Storage segment revenue compared to the previous year resulted from increased demand for data storage products as companies increased technology expenditures in reaction to improving economic conditions.

         Gross Profit for fiscal year 2004 was $1.7 million, or 35.0% of sales, a 33.9% decrease compared to $2.6 million, or 35.2% of sales, for the prior year. The Data Storage segment reported an increase in gross profit dollars of $190,600, or 13.2%, resulting from increased product demand; and a decrease in

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

gross margin from 38.3% to 35.1%, due to changes in product mix to lower margin products. The RFID Technology segment reported an increase in gross margin; however due to the extremely low reported sales for that segment, the change in gross margins was not deemed to be material.

         Selling, general and administrative expenses for the year ended June 30, 2004 decreased by $304,100, or 6.0%, to $4.8 million, compared to $5.1 million in fiscal 2003. The decrease in fiscal 2004 resulted from reduced sales commissions related to reduced sales in the RFID Technology segment compared to the prior year. Selling, general and administrative expense for the Data Storage segment decreased by $337,700, or 17%, when compared to the prior year. The decrease in Data Storage segment costs resulted from the continued cost containment policies adopted by the Company in the prior fiscal year. Corporate administrative expenses increased by $134,600, or 14.3% compared to the prior year due to increases in investor relations and legal expenses.

         The operating loss for fiscal year ended June 30, 2004 was $3,068,600, a $580,000, or 23.3%, increase when compared to the operating loss for the prior fiscal year of $2,488,600. The increase in the Company's operating loss resulted from increased operating losses in the RFID Technology segment, increasing their operating loss by approximately $1.0 million in fiscal year 2004 compared to the prior year. The Data Storage operating loss dropped to $15,100 compared to an operating loss of $543,400 reported in the fiscal year ended June 30, 2003. The loss from operations for the fiscal year ended June 30, 2004 was $3,175,500, a 22.1% increases when compared to a loss of $2,601,800 for the prior fiscal year.

         Fiscal year 2004 interest expense, net of interest income, was $162,000, compared to net interest expense of $130,100 for the previous year. The increase in interest expense reflects the cost of increased average borrowing under the Company's line of credit agreement during fiscal 2004.

         Other income for the year ended June 30, 2004 increased to $55,100, compared to $16,900 for the prior year. Other income for the current fiscal year included a gain of $29,600 related to the liquidation of securities pledged to secure a note receivable, $18,400 of income from the sale of "net assets held for sale" and other income of $7,100. Other income for fiscal year ended June 30, 2003 included $9,200 of income from the sale of "net assets held for sale" and other income of $7,700.

         Preferred Stock dividends for the year ended June 30, 2004 and 2003 amounted to $260,200, compared to Preferred Stock dividends of $52,300 for the prior year, an increase of $207,900. The fiscal year 2004 dividends relate to both Series A and Series B Convertible Preferred Stock. In the prior fiscal year, dividends were paid only to holders of the Series B Convertible Preferred Stock. See Footnote 12 - Shareholders' Equity for additional discussion of Preferred Stock transactions.

         Consolidated net loss attributable to Common stockholders for fiscal year ended June 30, 2004 was $3,435,700, or ($.19) per share, an increase in the per share net loss of 35.7% when compared to a net loss of $2,654,100, or ($.14) per share, for the prior year.

         Net cash used in operating activities for the current fiscal year end was $3,884,000 compared with net cash used in operating activities for the prior fiscal year of $2,079,400. The increase of approximately $1.8 million resulted from increase in loss from operations, significant increases in inventory balances and a reduction in accounts payable and accrued expenses. See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flow.

         Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

         At June 30, 2004 the Company's current assets exceeded current liabilities by $3.7 million, resulting in a current ratio of 3.85 to 1. At June 30, 2003, the Company's current assets exceeded current liabilities by $527,000, reflecting a current ratio of 1.20 to 1. The increase in current ratio was due primarily to capital raised during the year through the issuance of equity that allowed the company to increase inventory, reduce accounts payable and outstanding balances under the Company's lines of credit agreement and increases cash balances.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

        Accounts receivable of $657,200 at June 30, 2004, reflects a decrease of $151,300 from the $808,500 reported as consolidated accounts receivables at the end of fiscal year 2003. $142,300, or 21.7% of the current fiscal year end balance, was from the RFID Technology segment. Data Storage segment accounts receivable balances at June 30, 2004 amounted to $491,700, an increase of $25,000, or 5.5%, compared to the previous year. The Data Storage segment accounts receivable balance at June 30, 2004 represented twenty-seven day's sales in receivables compared to thirty-two days at fiscal year end 2003. Day's sales for the RFID Technology segment are distorted due to the significant reduction in sales for the current year.

      Consolidated inventories at June 30, 2003 amounted to $2,282,300 compared to $1,278,700 at the end of the prior fiscal year. Included in the current fiscal year end balance is $1,087,600 of inventory for the RFID Technology segment and $1,194,700 for the Data Storage segment. The RFID Technology segment balance represents a 166% increase when compared to the $409,500 inventory balance reported at June 30, 2003. The RFID Technology segment increased inventory to fill contracts anticipated for the fiscal year 2005. Inventories for the Data Storage segment increased 37.4% compared to $869,200 of inventory recorded at the prior fiscal year end. The June 30, 2004 Data Storage segment inventory balance reflects an inventory turnover of 2.5 compared to 2.7 for the inventory levels at June 30, 2003. The increase in Data Storage inventory balances reflect management's anticipated revenue increases due to the improving economy.
         The Company's cash position at June 30, 2004 was $1,975,600, compared to $97,700 at the end of the prior fiscal year. The increase in the Company's cash position at year-end was primarily the result of capital raised during the year through private placements of the Company's Class A Common Stock.

         Cash generated in investing activities during the current year was $277,800, compared to cash used in investing activities of $10,500 for the previous year. The increase was due primarily to collection of notes receivables. Cash used to purchase property, plant and equipment in fiscal year 2004 was $30,900, compared to $54,000 in the prior year.

         Net cash provided by financing activities during fiscal year ended June 30, 2004 amounted to $5,484,100, compared to $1,859,200 for the prior year. Cash provided by financing activities included $4,986,000 and $1,597,500 in proceeds from the sale of common and preferred stock for fiscal years ended June 30, 2004 and 2003, respectively. Fiscal year 2004 also included $899,200 in the collection of subscription receivables. Advances on borrowings amounted to $2,180,300 compared to $3,096,200 for the previous year. Cash repayments of borrowing and capital leases during the year amounted to $2,581,400, compared to $2,834,500 during the prior fiscal year.

         The Company had a $500,000 line of credit balance at June 30, 2004 under a $1,300,000 line of credit agreement with a private trust that was amended in April 2003. The secured line of credit is based upon accounts receivable and inventory values, and is secured by all assets of the Company. The line of credit has an interest rate of prime plus 4%. Under the line of credit agreement, the Company must maintain a balance due under the line of at least $500,000 through July 2005. Due to the $500,000 balance requirement and the July 2005 expiration date, the $500,000 minimum balance is presented at June 30, 2004 and 2003 as long-term notes payable - other. At June 30, 2004, $800,000 was available under the line of credit agreement.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2004 and, if necessary, anticipates raising capital through additional borrowing or sale of stock. The additional capital will supplement the projected cash flow from operations and the line of credit agreement in place at June 30, 2004. If the Company were unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plans.

Product and Environmental Contingencies

         The Company is not aware of any material liabilities, either product or environmental related. Also refer to the environmental disclosure section of the mining properties segment under Item 2.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements.


                          Index to Financial Statements



                                                                            page

Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . . .13

Consolidated Balance Sheets As Of June 30, 2004 and 2003. . . . . . . . . . 14

Consolidated Statements of Operations
     For the Years Ended June 30, 2004 and 2003 . . . . . . . . . . . . . . 16

Consolidated Statement of Changes in Shareholders
   ' Equity and Preferred Stock
     For the Years Ended June 30, 2004 and 2003  . . . . . . . . . . . . . .17

Consolidated Statements of Cash Flows
     For the Years Ended June 30, 2004 and 2003. . . . . . . . . . . . . . .18

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .20

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and preferred stock, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the results of its operations, changes in shareholders' equity and preferred stock, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple & Cooper LLP
Certified Public Accountants

Phoenix, Arizona
September 1, 2004

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,

                                                     2004            2003
                                                 -------------   -------------

ASSETS
CURRENT ASSETS
   Cash                                          $   1,975,600   $      97,700
   Accounts receivable, net                            657,200         808,500
   Subscription receivable                             --              899,200
   Inventories, net                                  2,282,300       1,278,700
   Prepaid expenses and other current assets           110,600          53,100
                                                 -------------   -------------
        Total current assets                         5,025,700       3,137,200
                                                 -------------   -------------

PROPERTY, PLANT AND EQUIPMENT, NET                     247,500         343,800
                                                 -------------   -------------

OTHER ASSETS
   Goodwill, net                                     5,356,300       5,351,300
   Other intangible assets                             691,700         911,700
   Long-term notes receivable, net                      68,000         291,000
   Net assets held for sale                            156,100         223,200
   Other assets                                         40,600          61,200
                                                 -------------   -------------
        Total other assets                           6,312,700       6,838,400
                                                 -------------   -------------
TOTAL ASSETS                                     $  11,585,900   $  10,319,400
                                                 =============   =============

       See accompanying notes to the consolidated financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS
                           AS OF JUNE 30, (continued)

                                                     2004            2003
                                                 -------------   -------------

LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses         $   1,246,500   $   1,636,100
   Credit line                                         --              874,000
   Capital leases, current                               5,200          24,600
   Billings in excess of cost and est.
      earnings on uncompleted contracts                 25,800         --
   Deferred revenue, current                            27,200          76,000
                                                 -------------   -------------
        Total Current Liabilities                    1,304,700       2,610,700

LONG TERM LIABILITIES
   Capital lease obligations, long-term                                  6,000
   Notes payable and capital leases, long term         814,100       1,164,100
   Deferred revenue, long term                         --               25,200
                                                 -------------   --------------

TOTAL LIABILITIES                                    2,118,800       3,806,000
                                                 -------------   -------------

PREFERRED STOCK - SERIES B CONVERTIBLE
   500,000 shares authorized, 60,200 and 55,800
   shares issued and outstanding, respectively         602,800        545,900
                                                 -------------   -------------

SHAREHOLDERS' EQUITY

   Preferred Stock - Series A Convertible 5,000,000 shares authorized, 2,476,800 and 2,248,400 shares issued and
   outstanding, respectively                         2,956,100       2,653,200

   Common Stock
   75 million shares authorized, 23,732,800
   and 20,609,100 shares issued.  23,232,800
   and 15,612,200 shares outstanding,
   respectively                                     69,334,700      65,014,000

   Treasury Stock, at cost
   500,000 and  4,996,900 shares at June 30,
   2004 and 2003, respectively                        (375,100)     (2,084,000)

   Accumulated deficit                             (63,051,400)    (59,615,700)
                                                 -------------   -------------
        Total shareholders' equity                   8,864,300       5,967,500
                                                 -------------   -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $  11,585,900   $  10,319,400
                                                 =============   =============

     See accompanying notes to the consolidated financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,

                                                     2004            2003
                                                 -------------   -------------

NET SALES                                        $   4,910,800   $   7,417,900

   Cost of goods sold                                3,189,900       4,812,900
                                                 -------------   -------------

GROSS PROFIT                                         1,720,900       2,605,000

   Selling, general and administrative expense       4,789,500       5,093,600
                                                 -------------   -------------

OPERATING LOSS                                      (3,068,600)     (2,488,600)

OTHER INCOME & EXPENSES
   Interest income (expense), net                     (162,000)       (130,100)
   Other income (expense), net                          55,100          16,900
                                                 -------------   -------------
LOSS FROM OPERATIONS                                (3,175,500)     (2,601,800)

   Series A preferred stock dividend - in kind        (203,200)        --
   Series B preferred stock dividend - in kind         (57,000)        (52,300)
                                                 -------------   -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $  (3,435,700)  $  (2,654,100)
                                                 =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED           $       (0.19)  $       (0.14)
                                                 =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          17,840,500      18,677,100
                                                 =============   =============


      See accompanying notes to the consolidated financial statements

                                                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY & PREFERRED STOCK
                                             FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                      COMMON STOCK          PREFERRED STOCK          TREASURY STOCK                    ACCUMULATED
                                   SHARES      AMOUNT      SHARES     AMOUNT       SHARES      AMOUNT       DEFICIT       TOTAL
                                 -----------------------  ---------------------  ----------------------  -----------------------

Balances, June 30, 2002          17,515,600 $ 63,386,700     50,600 $   493,600     500,000 $  (375,100) $(56,961,600) $ 6,543,600

  Stock issued for services          93,500       42,300     --          --          --          --            --           42,300
  Purchase of Treasury Stock         --           --         --          --       4,496,900  (1,708,900)       --       (1,708,900)
  Preferred Stock issued             --           --      2,248,400   2,653,200      --          --            --        2,653,200
  Preferred Dividend, Series B       --           --          5,200      52,300      --          --            --           52,300
  Private Offering                3,000,000    1,405,100     --          --          --          --            --        1,395,000
  Options, Preferred Stock issue     --          179,900     --          --          --          --            --          179,900
  Net loss                           --           --         --          --          --          --        (2,654,100)  (2,654,100)

Less Preferred Stock presented
    above equity line                --           --        (55,800)   (545,900)     --          --            --        (545,900)
                                 ---------- ------------  --------- -----------  ---------- -----------  ------------  -----------
Balances, June 30, 2003          20,609,100 $ 65,014,000  2,248,400 $ 2,653,200   4,996,900 $(2,084,000) $(59,615,700) $ 5,967,500

  Shares issued for services and
     cancellation of put options    201,900       85,500     --          --          --          --            --           85,500
  Shares issued for debt
     restructure                  1,638,900    1,058,000     --          --          --          --            --        1,058,000
  Cancellation of Treasury Stock (5,018,900)  (1,907,200)    --          --      (5,018,900)  1,907,200        --           --
  Preferred Stock conversion        504,100      200,800   (168,000)   (200,800)     --          --            --           --
  Preferred Dividend, Series A       --           --        165,400     203,100      --          --            --          203,100
  Preferred Dividend, Series B       --           --          5,700      57,000      --          --            --           57,000
  Private Offerings               3,318,500    3,163,200    261,000     300,600     522,000    (198,300)       --        3,275,700
  Options, Warrants exercised     2,479,200    1,720,400     --          --          --          --            --        1,720,400
  Net loss                           --           --         --          --          --          --        (3,435,700)  (3,435,700)

Less Preferred Stock presented
    above equity line                --           --         (5,700)    (57,000)     --          --            --          (57,000)
                                 ---------- ------------  --------- -----------  ---------- -----------  ------------  -----------
Balances, June 30, 2004          23,732,800 $ 69,334,700  2,476,800 $ 2,956,100     500,000 $  (375,100) $ 63,051,400) $ 8,864,300
                                 ========== ============  ========= ===========  ========== ===========  ============  ===========

                                  See accompanying notes to the consolidated financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR FISCAL YEARS ENDED JUNE 30,
                                                     2004             2003
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                          $  (3,175,500)  $  (2,601,800)
   Adjustments to reconcile net income to net
   cash used in operating activities:
       Depreciation and amortization                   342,900         412,100
       Stock and warrants issued for services
          and cancellation of stock put options
          charged to interest expense                   85,500          74,900
       Income from assets held for sale                (18,400)         (9,200)
       (Gain) loss  on disposal of asset                (1,000)          3,700
   Changes in:
       Accounts receivable, net                        151,300         (36,000)
      Inventories, net                              (1,001,900)       (113,400)
       Prepaid expenses and other current assets       (57,500)        (25,900)
       Accounts payable and accrued expenses          (181,800)        279,700
       Deferred revenue                                (74,000)        (54,100)
       Billings and estimated earnings in excess
          of costs on uncompleted contracts             25,800         --
       Other assets                                     20,600          (9,400)
                                                 -------------   -------------
   Net cash used in continuing operations           (3,884,000)     (2,079,400)
                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale                   85,500          58,600
   Collection of notes receivable                      223,000           3,300
   Purchase of property, plant and equipment           (30,900)        (54,000)
   Proceeds from the sale of property, plant
       and equipment                                     5,200          14,500
   Goodwill, acquisition                                (5,000)        (32,900)
                                                 -------------   -------------
   Net cash provided by (used in)
       investing activities                            277,800         (10,500)
                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on borrowings                            2,180,300       3,096,200
   Repayment on borrowings                          (2,581,400)     (2,834,500)
   Subscriptions receivable                            899,200         --
   Proceeds from sale of Preferred Stock               102,400         225,000
   Proceeds from sale of Common Stock                4,883,600       1,372,500
                                                 -------------   -------------
   Net cash provided by financing activities         5,484,100       1,859,200
                                                 -------------   -------------

NET INCREASE (DECREASE) IN CASH                      1,877,900        (230,700)

CASH AND CASH EQUIVALENTS, beginning of period          97,700         328,400
                                                 -------------   -------------

CASH AND CASH EQUIVALENTS, end of period         $   1,975,600   $      97,700
                                                 =============   =============

     See accompanying notes to the consolidated financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, (Continued)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                     2004             2003
                                                 -------------   -------------
   Net cash paid during the period for interest  $     170,700   $     130,600
                                                 =============   =============

   Non-Cash Activities:

       Shares issued in payment of accounts
          payable                                $     208,000   $     --
                                                 =============  ==============
       Note received in exchange for assets      $     --        $     100,000
                                                 =============  ==============
       Value of stocks and warrants issued for
       services and cancellation of put options         85,500          74,900
                                                  ============   =============
       Preferred stock dividend, in kind         $     260,200   $      52,300
                                                  ============   =============
       Value of treasury stock redeemed in
          preferred stock and warrant issue            198,300   $     --
                                                 =============   =============
       Value of treasury stock cancelled         $   1,907,200   $     --
                                                 =============   =============
       Conversion of debt to equity              $     850,000  `      --
                                                 =============   =============
       Options issued in conjunction with
          credit line                            $     --        $      25,000
                                                 =============   =============
       Preferred stock subscribed at year end    $     --        $     899,200
                                                 =============   =============


     See accompanying notes to the consolidated financial statement

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

       The Company implemented a strategic plan to position itself as a provider of information technology. The plan was initiated in 2000 by acquiring Arraid, Inc. ("Arraid"), a computer data storage company, acquiring a second computer data storage company, Excel/Meridian Data, Inc. ("Excel"), effective June 1, 2000.

       Concurrent with the implementation of the strategic plan, the Company established a formal plan to sell the previously reported business segments. At June 30, 2003, the Company had sold or closed all mining properties, had sold all of the pollution control product assets and was in the process of liquidating its restaurant equipment assets. During fiscal year 2004, the only remaining activity related to the liquidation of the restaurant equipment assets are presented in the balance sheets at June 30, 2004 and 2003 as "net assets held for sale."

       During fiscal year 2002 the Company continued its strategic plan implementation when its wholly-owned subsidiary, Technology Systems International, Inc., an Arizona Corporation ("TSIA"), acquired certain RFID (Radio Frequency Identification) tracking technology through the acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The two data storage subsidiaries; Arraid, a manufacturer of proprietary storage products to upgrade older "legacy" computer systems; and Excel, a manufacturer of Network Attached Storage ("NAS") systems for mid-range organizations, continued the Company's involvement in the data storage market. Therefore, fiscal years 2004 and 2003 have continuing operations in both the RFID Technology segment and in the Computer Data Storage segment.

       Principles of Consolidation - The consolidated financial statements include the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, TSIA, Arraid, Excel, Fry Guy, Inc., SanOne, Inc., and NetZerver, Inc., (collectively, the "Company") for the years ended June 30, 2004 and 2003. All subsidiaries are Arizona corporations, except Fry Guy, Inc., which is a Nevada corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $10,500 and $60,100 at June 30, 2004 and 2003, respectively. The Company does not typically accrue interest or fees on past due accounts.

       Subscriptions Receivable - Subscriptions receivable at June 30, 2003 represent receivables arising from the sale of Series A Convertible Preferred Stock and warrants. All monies due were received prior to the issuance of the financial statements for fiscal year 2004.

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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

       The Company elected to adopt the provisions of SFAS No. 142 as of July 1, 2001, and identified its reporting units (components) to be its TSIA unit, which is currently the only unit under the RFID Technology segment; and two separate units (Arraid and Excel), in its Data Storage segment. The Company determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 1, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to June 30, 2001 ceased, and intangible assets acquired prior to June 30, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS No. 141 were reclassified to goodwill. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional goodwill impairment assessment. The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third-party market value indicators to the reporting unit's projected earnings before interest, taxes, depreciation and amortization. The Company completed its impairment tests with no adjustment to the carrying value of its goodwill as of June 30, 2004.

       Intangible assets consist of goodwill, the excess of purchase price over fair value of net assets acquired in connection with the acquisitions of its wholly owned subsidiaries, and other intangible assets, including cost of licenses, patents, developed software, etc. Prior to fiscal year 2002, goodwill was being amortized over 15 years. Commencing in year 2002, the Company adopted SFAS 142 and ceased amortizing goodwill balances over a specific period pursuant to SFAS 142. However, per Company policy, goodwill balances are reviewed at least annually to determine appropriateness of valuation and presentation based upon anticipated cash flows. See Impairment of Intangibles and Other Long-lived assets below for additional discussion of valuation for Intangible Assets.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       The following is a summary of Goodwill, net:

                                         RFID Data
                                         Technology    Storage       Total
                                         -----------  ----------  -----------

     Balance as of June 30, 2002         $ 5,038,800  $  279,600  $ 5,318,400
        Goodwill related to acquisition       32,900        --         32,900
                                         -----------  ----------  -----------
     Balance as of June 30, 2003           5,071,700     279,600    5,351,300
        Goodwill related to acquisition        5,000        --          5,000
                                         -----------  ----------  -----------
     Balance as of June 30, 2004        $ 5,076,700   $  279,600  $ 5,356,300
                                         ===========  ==========  ===========

       Other intangible assets consist of the following:

                                 Amortization    Gross        Net        Other
                                   Period       Carrying   Accumulated  Intangible
                                 (in years)      Value    Amortization   Assets
                                 ------------ ----------- ------------ -----------
   As of June 30, 2003
      Patents license                 3       $    50,000  $  (18,000) $   32,000
      Manufacturing license           6           500,000     (90,300)    409,700
      Software development            5           600,000    (130,000)    470,000
                                              -----------  ----------- -----------
   Total Other Intangible Assets              $ 1,150,000  $ (238,300) $  911,700

   As of June 30, 2004
      Patents license                 3       $    50,000  $  (34,700) $   15,300
      Manufacturing license           6           500,000    (173,600)    326,400
      Software development            5           600,000    (250,000)    350,000
                                              -----------  ----------  ----------
   Total Other Intangible Assets              $ 1,150,000  $  458,300) $  691,700
                                              ===========  ==========  ===========

      The aggregate other intangible asset amortization expense for the fiscal years ended June 30, 2004 and 2003 was $220,000.

       The following table summarizes the estimated amortization charge related to the other intangible assets as of June 30, 2004:

                              June 30,                    Amount
                              --------                  ----------
                                2005                    $  218,800
                                2006                       203,400
                                2007                       193,400
                                2008                        76,100
                                                        ----------
                                                        $  691,700
                                                        ==========


       Net Assets Held For Sale - At June 30, 2004 and 2003, the "net assets held for sale" consist of the remaining restaurant equipment assets. The Company is continuing to sell the equipment in small quantities and believes the carrying value is supportable under the small unit sales. "Net assets held for sale" at June 30, 2004 and 2003 are valued at the lower of cost or market.

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

       Impairment of Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. No impairment to Other Long-Lived Assets was recorded during fiscal year ended June 30, 2004 or 2003.

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

       Foreign Currency Translation - The Company had no foreign currency transactions during fiscal years 2004 and 2003.

       Income (Loss) Per Share - The income (loss) per share ("EPS") is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2004 and 2003, as the Company had losses from operations and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). Stock options representing 8,409,000 shares of Class A Common Stock were outstanding at year-end with exercise prices ranging between $0.37 and $2.75. The weighted average exercise price for all outstanding options was $0.86. Stock warrants representing 6,410,800 Class A Common Shares were outstanding at year-end with exercise prices ranging between $0.50 and $2.00. The weighted average exercise price was $1.01.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       At June 30, 2004, there were 2,476,800 shares of Series A Convertible Preferred Stock and 60,200 shares of Series B Convertible Preferred Stock outstanding. The Series A Convertible Preferred shares are convertible into Class A Common shares at a ratio of 3 shares of common stock for each share of Series A Preferred. The Series B Convertible Preferred shares are convertible into Class A Common shares at a ratio of 13 shares of common stock for each share of Series B Preferred. If the preferred shares had been converted into common shares at June 30, 2004, there would have been an additional 8,229,900 Class A Common shares outstanding.

       Stock-Based Compensation - At June 30, 2004 and 2003, the Company had stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion ("APBO") No. 25 "Accounting for Stock Issued to Employees," and related interpretations, as more fully described in Note 12. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:


                                                       Year Ended June 30,
                                                        2004           2003
                                                    ------------   -----------

   Net loss attributable to Common Shareholders     $ (3,435,700)  $ 2,654,100)
      Deduct: Total stock-based compensation
      expense determined under fair value-based
      method for all awards, net of related
      tax effects                                       (914,900)      (90,100)
                                                    ------------   ------------

   Pro Forma Net Loss                               $ (4,350,600)  $(2,744,200)
                                                    ============   ============

   Loss per Share
      Basic and Diluted, as Reported                $      (0.19)  $     (0.14)
                                                    ============   ============

      Pro Forma Basic and Diluted                   $      (0.23)  $     (0.15)
                                                    ============   ============

   Weighted Shares Outstanding, Basic and Diluted     17,840,500    18,677,100
                                                    ============   ============

   Pro Forma Weighted Shares Outstanding,
      Basic and Diluted                               19,190,400    19,030,000
                                                    ============   ============

       The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted.


                                          Year Ended June 30,
                                        2004               2003
                                     ------------       ------------

     Volatility                          30%                30%
     Risk free interest                 3.5%                3%
     Expected dividends                 none               none
     Expected term in years              10                 10

       Concentrations of Credit Risks and Significant Customers - The Company sells products and extends credit based on an evaluation of the

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

       The RFID Technology segment utilizes various domestic suppliers for purchases of materials and parts used to manufacture its products. Due to the advantage of volume manufacturing, one domestic supplier represented approximately 46% of those purchases for fiscal year ended June 30, 2004. The same domestic supplier accounted for 49%, and a second domestic supplier represented approximately 21% of the segment's purchases of materials and parts for the year ended June 30, 2003. Additionally, one subcontractor who accounted for approximately $58,000 and $990,000 in installation billings during the twelve-month periods ended June 30, 2004 and 2003, respectively, completed substantially all subcontracted installations during the periods.

       The Company anticipates continued concentration of vendor purchases; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

       During the current and prior fiscal years, no customer accounted for more than 10% of the Company's Data Storage segment revenues. The largest accounts receivable balance at June 30, 2004 and 2003 represented 4.7% and 12.4% of consolidated accounts receivable at June 30, 2004 and 2003, respectively.

       One state government accounted for substantially all of the RFID Technology segment's revenues for the current fiscal year, while two state governments accounted for substantially all of the revenues for fiscal year 2003. At June 30, 2004, the RFID Technology segment's accounts receivable represented 21.7% of the consolidated receivables, compared to 36% at June 30, 2003. 78.0% of the RFID Technology segment receivables were due from one customer.

       Segment Information - SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified RFID Technology and Data Storage as the continuing operating segments of the Company. All assets related to previously disclosed segments have either been sold or have been classified as "net assets held for sale" at June 30, 2004 and 2003. See
       Note 14 for further information related to the Company's operating segments.

       Recent Accounting Pronouncements - In December 2003, the FASB revised FASB Statement No. 132, Accounting for Employers' Disclosures about Pensions and Other Post Retirement Benefits. Statement No. 132(R) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe the adoption of SFAS No. 132(R) will have a material impact on the Company's financial position, results of operations or cash flows.

       In December 2003, the FASB revised FASB Interpretation No. 46, Accounting for Consolidation of Variable Interest Entities. This Interpretation of

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. 2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; b. The obligation to absorb the expected losses of the entity; c. The right to receive the expected residual returns of the entity. 3) The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position, results of operations or cash flows.

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

       Reclassification - Certain reclassifications have been made to conform fiscal 2003 information to the presentation in fiscal 2004. The reclassifications had no effect on net income.

       Advertising Costs - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled $169,600 and $168,200 for the years ended June 30, 2004 and 2003, respectively.

 2. LIQUIDITY

       The Company incurred significant losses and negative cash flows from operations during fiscal year ended June 30, 2004 and in prior fiscal years, and anticipates additional losses and negative cash flows in fiscal year 2005. These factors, as well as the uncertain conditions that the Company faces regarding its ability to secure significant contracts for the TSI PRISM installations, creates an uncertainty about the

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Company's ability to finance its operations and remain a going concern. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, we believe our cash balances at June 30, 2004 of approximately $1.975 million and the approximately $1.1 million of additional capital raised subsequent to the end of fiscal 2004 through the exercise of warrants and options, and the available borrowings under the Company's line of credit will provide adequate capital resources to maintain our operations for the next year. However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 3. NOTES RECEIVABLE

       Notes receivable at June 30, 2004 and 2003 consisted of the following:

                                                2004            2003
                                            -----------    -----------
     Notes - Sale of Inventory              $    --        $   100,000
     Notes - Pollution Control Assets, net       64,800        182,300
                                            -----------    -----------
                                                 64,800        282,300
     Notes receivable - other                    13,200         18,700
                                            -----------    -----------
                                                 78,000        301,000
     Less - allowance for uncollectible         (10,000)       (10,000)
                                            -----------    -----------
          Net notes receivable              $    68,000    $   291,000
                                            ===========    ===========

       Effective March 31, 2003, the Company sold certain Data Storage segment assets, primarily electronic parts inventory, to a private company that is controlled by John Dahl and Frank Meijers, former officers of Arraid (See also Note 10, Related Party Transactions and Note 11, Commitments and Contingencies), for cash, the assumption of a small warranty obligation and a $100,000 promissory note, presented as Notes - Sale of Inventory above. The non-recourse note bears interest at 3%, is secured by negotiable securities with a current market value in excess of the note balance at June 30, 2003 and matures on March 31, 2006. The Company has the right to liquidate the pledged negotiable securities; however, any amount realized over the note balance, including accrued interest, will be shared with purchaser on a 90/10 basis with the Company receiving the 90% of the excess amount. The Company elected to exercise it rights under that agreement and liquidated the pledged securities during fiscal year 2004 at a price that generated a gain of approximately $29,600, which is recorded as other income, corporate.

       At June 30, 2004 and 2003, Notes -"Pollution Control Assets, net" in the amount of $64,800 consist of notes receivable related to the fiscal year 2001 sale of the remaining assets in the Pollution Control Products segment, net of a deferred gain on the sale. During the current fiscal year the debtor has made principal and interest payments of $117,500, which have been recorded as a reduction on the note balance. The debtor is currently in default on the notes and the Company is renegotiating a modified payment schedule. Due to the current default status, the note balance is presented net of the unrecognized gain and the total amount due is classified as long term.

       The notes were issued by a privately owned New Jersey corporation and are payable through 2004, bear interest from 5% to 7% and are secured by: (i) the patents sold; and (ii) the personal guarantee of the principal

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       stockholder of the New Jersey company. During the current fiscal year, the Company received a default judgment for the amount of the note plus interest. The Company will continue collection efforts using the judgment obtained. The Company believes the present value of the dollars to be received from the collection of these notes, and/or the liquidation of the assets securing the notes, is sufficient to recover the net carrying value of the notes.

       Notes receivable - other at June 30, 2004 and 2003, consist of 2 notes from the former owners of Arraid that bear interest at a rate of 8% and a note from a former owner of Excel/Meridian Data, Inc. The notes are due upon demand; however, there is no assurance the Company will demand payment during the current fiscal year; therefore, the notes are classified as long-term.

4. INVENTORIES

       Inventories consist of the following at June 30:

                                                 2004           2003
                                            -----------    -----------
     Raw materials and purchased parts      $ 1,894,700    $ 1,007,000
     Work-in-progress                           198,300        260,400
     Finished goods                             279,300        199,700
                                            -----------    -----------
                                              2,372,300      1,467,100
     Less reserves for obsolescence             (90,000)      (188,400)
                                            -----------    ------------
                                            $ 2,282,300    $ 1,278,700


5. PROPERTY, PLANT AND EQUIPMENT

       Property, Plant and Equipment consist of the following at June 30:

                                                2004            2003
                                            -----------    ----------
     Machinery and equipment                $   148,200    $  201,900
     Furniture and office equipment             488,200       550,900
     Marketing site equipment                   250,000       250,000
     Leasehold improvement                        9,700        54,000
                                            -----------    ----------
                                                896,100     1,056,800
     Less accumulated depreciation             (648,600)     (713,000)
                                            -----------    ----------
          Net book value                    $   247,500    $  343,800
                                            ===========    ==========


       Related depreciation expense for the years ended June 30, 2004 and 2003, was $122,800 and $192,100, respectively.

6. NET ASSETS HELD FOR SALE

       During fiscal 2000, management of the Company formally adopted a plan to actively pursue the sale of all business segment assets not related to information technology. The assets identified for sale included mining assets, pollution control product assets and restaurant equipment assets. All mining and pollution control product assets were sold prior to fiscal year 2003. The only assets presented as "net assets held for sale" at both June 30, 2004 and 2003 related to the restaurant equipment assets. Based upon management's decision to pursue the sale of all assets not related to information technology, only the operations of the RFID Technology and Computer Data Storage segments are considered as continuing operations at June 30, 2004 and 2003.

7. LINE OF CREDIT AND NOTES PAYABLE

       At June 30, 2004, the Company has a $500,000 outstanding balance, presented as notes payable - long term, under a line of credit Agreement. The outstanding balance was under a line of credit agreement with a private trust entered into in June 2002, for a credit line of $1.3

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       million. The credit agreement was amended in April 2003, increasing the line to $1.8 million, and amended again in November 2003. Under the current amended credit agreement, which was signed on November 1, 2003 and expires on July 1, 2005, the creditor has the right to convert up to $500,000 of the line of credit into shares of Alanco's Class A Common Stock at any time prior to the full payment of the line of credit, at a conversion rate of $0.50 per share. The creditor elected to exercise that right and converted $250,000 of the outstanding balance into the Company's Class A Common Stock in November 2003, and the final $250,000 in April 2004. As additional consideration for amending the line of credit agreement in November 2003 and extending the agreement's termination date to July 1, 2005, the creditor also received warrants to purchase 50,000 shares of Alanco's Common Stock at a price of $0.60 per share. The line of credit is formula-based and secured by all assets of the company. Fund availability under the line of credit is based upon accounts receivable and inventory values. Balances outstanding carry an interest rate of prime plus 4% (8.25% at June 30, 2003). The line of credit balance at June 30, 2003 was $1,374,000 (including the $500,000 classified as notes payable - long term portion). For further information related to the line of credit see also Related Party Transactions, Note 10.

       Under the line of credit agreement, the Company must maintain a minimum balance due under the line of at least $500,000 through July 1, 2005. Due to the $500,000 balance requirement and the July 2005 expiration date, the $500,000 minimum balance is presented at June 30, 2004 and 2003 as notes payable - long term portion.

       Notes payable at June 30, 2004 and 2003 consist of the following:

                                                2004            2003
                                            -----------    ----------
     Notes payable - TSI Acquisition        $   314,100  $    314,100
     Note payable - EMS                           1,700       350,000
     Notes payable - banks                      500,000       500,000
                                            -----------    ----------
           Net notes payable                    815,800     1,164,100
              Less current portion               (1,700)       --
                                            -----------    ----------
     Notes payable - long term              $   814,100    $1,164,100
                                            ===========    ==========


       The notes payable - TSI Acquisition primarily represent payables assumed as an obligation under the TSI acquisition agreement. The balance at June 30, 2004 and 2003 is payable to TSIN upon TSIA achieving a net profit of $1 million in any twelve-month period ending on June 30th. The notes payable - TSI Acquisition balance of $314,100 at June 30, 2003 has been reduced by approximately $10,500 for cost incurred and paid by the Company that had been indemnified by TSIN in the acquisition agreement.

       The $350,000 notes payable - EMS at June 30, 2003 represent notes incurred under a TSI acquisition-related agreement between the Company and EMS Technologies, Inc., a Georgia corporation ("EMS"), whereby EMS converted approximately $1.3 million of TSIN debt, assumed by the Company in the TSI acquisition, into one million shares of Alanco stock, a $250,000 note bearing interest at 5% (due in May 2005), and a $100,000 note bearing interest at 5% (due in May 2007), convertible into Alanco Class A Common Stock at a conversion price of $1 per share. During the current fiscal year, EMS elected to exercise its conversion right and converted the entire $350,000 note into the Company's Class A Common Stock. The $1,700 notes payable - EMS at June 30, 2004 relates to inventory purchases from EMS that are payable when the inventory is utilized, but not later than March 23, 2006. The Company may be obligated to purchase from EMS additional useable inventory not to exceed $50,000 under similar payment terms.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       Notes payable at June 30, 2004 and 2003 includes the $500,000 portion of the line of credit discussed above.

8. CONTRACTS IN PROGRESS

       The Company has one fixed price contract in progress at June 30, 2004, within the RFID Technology segment, for the installation of a TSI PRISM(TM) system. As of June 30, 2003 the Company had no contracts in progress that qualified for percentage of completion method accounting. Billings in excess of costs and estimated earnings as of June 30, 2004 and 2003 consist of the following:


                                                 June 30, 2004 June 30, 2003
                                                  -----------   -----------
       Costs incurred on uncompleted contract      $   117,300   $   --
       Gross profit earned to date                      58,200       --
                                                  -----------   -----------
       Revenues earned to date                         175,500       --
       Less: billings to date                         (201,300)      --
                                                  -----------   -----------
       Billings in excess of cost and estimated
           earnings on  uncompleted contracts      $   (25,800)  $   --
                                                  ============  ===========

9. INCOME TAXES

       A reconciliation of anticipated statutory rates is as follows:


                                                           2004          2003
                                                         --------     --------

     Statutory rate                                        34.0%        34.0%
     State income taxes, net of Federal income
        tax benefit                                         3.3%         3.3%
     Increase (reduction) in valuation allowance
        related to net operating loss carry-forwards
        and change in temporary differences               (37.3%)      (37.3%)
                                                         --------     --------

                                                             0.0%        0.0%
                                                         ========     ========

       The components of the net deferred tax asset (liability) recognized as of June 30, 2004 and 2003, are as follows:

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                   2004          2003
                                                -----------  ------------
     Deferred tax assets (liabilities):
     Net operating loss and capital loss
        carryforwards                           $11,024,000  $ 10,264,000
     Goodwill                                        45,000       207,000
     Other intangible assets                        133,000       114,000
     Property, plant and equipment                   --            (2,000)
     Other timing differences                       149,000       153,000
     Less: Valuation allowance                  (11,351,000)  (10,736,000)
                                                -----------  ------------

Net deferred tax                                $    --      $     --
                                                ===========  ============

       A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits. The valuation allowance reflects a 100% reserve for all years reported above. At June 30, 2004, the Company had net operating loss and capital loss carryforwards for Federal tax purposes of approximately $29,556,000. The loss carryforwards, unless utilized, will expire from 2005 through 2024.

10. RELATED PARTY TRANSACTIONS

       The line of credit described in Note 7 is with a trust controlled by Donald Anderson, a member of the Company's Board of Directors.

       During 2004 and 2003, as more fully described in Note 12, Shareholders' Equity, the Company raised capital through a units offering and a preferred stock offering, both to accredited investors. The Company raised approximately $3.3 million during the current fiscal year, with less than one percent being attributable to insiders. In fiscal year 2003, the Company raised approximately $2.4 million, with 63% of the amount being attributable to members of the Company's Board of Directors.

       One of the company's wholly owned subsidiaries, Arraid, leased its operating facility for fiscal years 2003 and 2002 from Arraid Property L.L.C., an entity majority-owned by officers of Arraid. Payments made to this entity were $9,700 and $98,400 for the years ended June 30, 2004 and 2003, respectively. In April of 2003, the Company terminated its employment relationship with the officers of Arraid and subsequent to year-end moved its operations to a new location. See Footnote 11, Commitments and Contingencies, for additional discussion of a lawsuit commenced by Arraid Property L.L.C. and associated counterclaims by the Company and Footnote 3 for other transactions with these officers.

11. COMMITMENTS AND CONTINGENCIES

       Leases - The Company leases certain facilities under non-cancelable operating lease agreements that expire through fiscal year 2009. The Company also leases certain equipment under non-cancelable capital lease arrangements that expire through 2005. Future minimum payments under non-cancelable capital and operating leases at June 30, 2004 are as follows:

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            Year Ended             Operating        Capital
             June 30,               Leases          Leases
            ----------            -----------    -----------
               2005               $   342,600     $    6,800
               2006                   319,300           --
               2007                   197,000           --
               2008                    15,800           --
               2009                   --                --
                                  -----------     ----------
                                  $   874,700     $    6,800
                                  ===========

    Less amount representing interest and taxes      (1,600)
                                                  ----------
            Principal balance                          5,200
            Less current portion                     (5,200)
                                                  ----------
            Long term portion                     $     --
                                                  ==========


At June 30, 2004 leased capital assets included the following:

                                                2004
                                             ----------
       Engineering/testing equipment         $   19,100
          Less accumulated depreciation          (8,000)
                                             ----------
       Total                                 $   11,100
                                             ==========


       Rent expense related to these operating leases totaled approximately $329,100 and $321,000 for the years ended June 30, 2004 and 2003, respectively.

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

       On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in Superior Court, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., an Arizona corporation ("Arraid"). The suit relates to an expired lease agreement for property previously leased by Arraid. The Company has filed a counterclaim against Arraid LLC, and a third party complaint against John Dahl, Frank Meijers and Keith Blaich (all owners of Arraid LLC and previous employees of the Company) seeking monetary damages. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action and pursue the counterclaims and third party claims specified.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       No amounts have been accrued in the accompanying financial statements of the company as of June 30, 2004 for any potential loss arising from the matters, or for any additional costs of defense.

       The Company may also, from time to time, be involved in litigation arising from the normal course of the business. As of June 30, 2004, there was no such litigation pending.

12. SHAREHOLDERS' EQUITY

       Preferred Shares - Pursuant to the Special Shareholders Meeting of May 14, 2002, Alanco shareholders approved an Amendment to Article IV of the Company's Articles of Incorporation whereby the Company is authorized to issue a total of 25,000,000 shares of Preferred Stock. These shares may be issued in such series and preferences as determined by the Board of Directors.

       During the fourth quarter of the fiscal year ended June 30, 2003, the Company allocated 5,000,000 of the authorized shares of the Company's No Par Preferred Stock to be known as Series A Convertible Preferred Stock ("Series A") and issued 2,248,400 of Series A shares in a transaction with accredited investors. The Company exchanged a Series A share and a warrant to purchase a share of the Company's Class A Common Stock at $.50 ("Warrant"), for two shares of Class A Common Stock ("Common") and $.50. The transaction recorded at June 30, 2003 was valued at $2,833,000, including cash and subscriptions receivable of $1,124,200 and 4,496,900 Common shares received (valued at $1,708,800). In July 2003, an additional 261,000 Series A shares were issued to complete the private offering. The additional transaction was valued at $328,900, including cash and subscriptions receivable of $130,500, and 509,000 Common shares received (valued at $198,400).

       Holders of Series A are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 12% per annum, paid semi-annually. Upon approval of the holders of the Series A Preferred shares, the dividend may be paid in kind, based upon a per share value of $1.50 for purposes of such dividend payment. Dividends shall accrue and be cumulative from the date of issue. During fiscal 2004, the Company issued 135,437 "in kind" dividends to the holders of Series A shares. The Series A shares are convertible by the holder at any time into three shares of the Company's Class A Common Stock and are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances. The Company may redeem the Series A Preferred Shares for $1.50 per share after December 31, 2004, provided the Common stock achieves a trading value in excess of $2.00. In April 2004, one of the holders of the Series A shares elected to convert 168,027 preferred shares into 504,081 shares of Class A Common Stock.

       During fiscal 2002, the Company allocated 500,000 of the authorized shares of the Company's Preferred Stock to be known as Series B Convertible Preferred Stock ("Series B"), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share and 500,000 warrants to purchase Common Stock at an exercise price of $1.00 per share for a value received of $500,000 ($487,300 net of related expenses). The preferred shares are each convertible into thirteen (13) shares of Common Stock and are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances.

       Holders of shares of the Company's Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment. Dividends shall accrue, be cumulative

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       from the date of issue and may be paid "in kind." Dividends on Series B Preferred Shares paid "in-kind" during 2004 and 2003 amounted to 5,630 and 5,230 Preferred Shares with a value of approximately $56,300 and $52,300 respectively.

       Common Shares - Pursuant to the Special Shareholders' Meeting of May 14, 2002, Alanco shareholders approved an Amendment to Article IV of the Company's Articles of Incorporation whereby the authorized capital stock of the Company consists of 75,000,000 shares of Class A Common Stock (reduced from the previously authorized 100,000,000 shares), each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share.

       The Company issued 3,000,000 shares of Class A Common Stock in December 2002 in a private offering to accredited investors through the sale of units consisting of two shares of Class A Common Shares and a warrant to purchase one Class A Common Share. The units were sold at a price of $1.00 per unit. Expenses related to the stock issuance amounted to $105,000, resulting in net proceeds received of $1,395,000. The Company issued, with respect to the fund raising, three-year warrants purchasing 1,500,000 shares of the Company's Common Stock at a strike price of $1.00 per share.

       The Company issued 3,318,500 shares of Class A Common Stock during fiscal year 2004 in private transactions to accredited investors. 1,538,500 of the shares were issued in November 2003 through the sale of units consisting of one share of common stock and a warrant, with a strike price of $.75, to acquire .5 of a share of common stock. The units were sold at a price of $.65 per unit and resulted in proceeds of $947,900, net of expenses of $52,100. In December 2003, 400,000 shares were issued to an accredited investor at a price of $.65 per share, resulting in proceeds of $246,300, net of related expenses of $13,700. The remaining 1,380,000 shares of common stock were issued in April 2004 through the sale of units consisting of one share of common stock and two separate warrants, each to purchase .5 shares of common stock. The two warrants had different strikes prices and termination dates. The first warrant has a strike price of $1.60 and expires 120 days after the S-3 applicable to the transaction has been deemed effective. The second warrant had a strike price of $2.00 and a term of five years. The units for the April 2004 transaction were sold at $1.50 per unit and resulted in proceeds of $1,985,500, net of $84,000 in expenses.

       During the fiscal year ended June 30, 2003, the Company had received notifications from NASDAQ indicating that due to the failure of the Company to maintain the minimum $1.00 per share requirement, its securities were subject to delisting from the NASDAQ Small Cap Market. The Company appealed that staff decision and was granted an extension until September 30, 2003 to gain compliance or face possible delisting. The Company's Board of Directors have received shareholder authorization to effect, if the Board believes necessary, up to a 1 for 10 reverse stock split at a future date through October 31, 2005. As of September 27, 2004, no split was effected. In May of 2004, the Company received a letter from NASDAQ stating, "The closing bid price of the Company's common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, the Company has regained compliance with the Rule and this matter is closed."

       Warrants - As of June 30, 2004, the Company had 6,410,836 warrants outstanding with a weighted average exercise price of $1.01. The life of the outstanding warrants extends from October 2004 through April 2009. Details related to the warrants issued are presented below.

       During fiscal 2000, the Company issued 25,000 warrants to a consultant for services rendered, which are exercisable at $1.75 per share and expire in October 2004. During fiscal 2002, the Company issued a total of 1,400,000 warrants. 800,000 warrants, which are exercisable at $1.00 per share and expire in December 2004, were issued in connection with the Company's private offering in December 2001. 500,000 warrants, issued in

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       connection with the Company's sale of Preferred Stock (described in the Preferred Shares section above), are exercisable at $1.00 per share and expire in May 2007. 100,000 warrants, which are exercisable at $0.87 per share and expire in June 2007, were issued in consideration for a $1.3 million line of credit agreement with an expiration date of December 31, 2003 (described in Note 7 above). During fiscal 2003, the Company issued a total of 4,323,400 warrants. 1,500,000 warrants, which are exercisable at $1.00 per share and expire in December 2005, were issued in connection with the Company's private offering in December 2002 (described in the Common Shares section above). 2,248,400 warrants, issued in connection with the Company's June 2003 Exchange Offering of Common Stock for Preferred Stock (described in the Preferred Shares section above), are exercisable at $0.50 per share and expire in June 2008. 250,000 warrants, which are exercisable at $0.40 per share and expire in April 2008, were issued in consideration for a $1.8 million line of credit agreement due to expire December 31, 2004 (described in Note 7). 325,000 warrants were issued for outside services rendered. Of these warrants, 25,000 are exercisable at $1.00 and expire in September 2007; 200,000 are exercisable at $0.75 and expire in October 2007; and 100,000 are exercisable at $1.00 and expire in June 2008.

       During fiscal 2004, the Company issued a total of 2,480,231 warrants. 261,000 warrants, which are exercisable at $0.50 per share and expire in June 2008, were the final warrants issued in connection with the Company's June/July 2003 Exchange Offering of Common Stock for Preferred Stock (described in the Preferred Shares section above). 50,000 warrants, which are exercisable at $0.60 per share and expire in October 2008, were issued in consideration for modifications made to a $1.55 million line of credit agreement with an expiration date of July 1, 2005. 769,231 warrants, exercisable at $0.75 per share, expired in July 2004, and were issued in connection with the Company's private offering in November 2003 (described in the Common Shares section above). 700,000 warrants, exercisable at $1.60 per share, expired in August 2004, and were issued in connection with the Company's private offering in April 2004 (described in the Common Shares section above). 700,000 warrants, which are exercisable at $2.00 per share and expire in April 2009, were issued in connection with the Company's private offering in April 2004 (described in the Common Shares section above). During fiscal 2004, a total of 1,817,821 warrants were exercised at a total price of approximately $1,234,600.

       Stock Options - As of June 30, 2004, the Company had a total of 8,409,000 stock options outstanding with a weighted average exercise price of $0.86. Of these options, 6,669,000 are exercisable at 2004 fiscal year end. The tables below, as well as the narrative following, provide further information regarding the Company's stock options. The following is a table of activity of all options:

                                                                 Weighted
                                                  Number of       Average
                                                    Shares      Exercise Price
                                                  ----------    -----------

     OPTIONS OUTSTANDING, June 30, 2002            5,502,800      $    1.02

          Granted                                    490,000           0.79
          Exercised                                   --              --
          Canceled/Expired                          (414,000)          1.46
                                                  ----------    -----------

     OPTIONS OUTSTANDING, June 30, 2003            5,578,800      $    0.96

          Granted                                  3,470,000           0.68
          Exercised                                 (405,000)          0.72
          Canceled/Expired                          (234,800)          1.00
                                                  ----------    -----------

     OPTIONS OUTSTANDING, June 30, 2004            8,409,000      $    0.86
                                                  ==========    ===========


       For all options granted during fiscal years 2004 and 2003, the option price was not less than the market price, as defined in the stock option plans, of the Company's Common Stock on the grant date. At June 30, 2004, options for 6,669,000 shares were exercisable and options for the remaining shares become exercisable within the next three years. If not previously exercised, options outstanding at June 30, 2004 will expire as follows:

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Calendar                                           Weighted
     Year of                Number of                   Average
    Expiration                Shares                 Exercise Price
-------------------       ---------------       ---------------------

       2004                      185,000            $     1.25
       2005                      100,000                  1.95
       2008                    1,150,000                  0.43
       2009                      827,000                  1.14
       2010                      347,000                  1.73
       2011                      500,000                  1.03
       2012                    2,015,000                  0.95
       2013                    1,350,000                  0.41
       2014                    1,935,000                  0.91
                                                    -----------------
                          ---------------
                               8,409,000            $     0.86
                          ===============           =================

       Additional information about outstanding options to purchase the Company's common stock as of June 30, 2004 is as follows:


                     Options Outstanding Options Exercisable
                 -------------------------------------- -----------------------
                            Weighted Avg.    Weighted                Weighted
                   Number    Remaining       Average      Number     Average
   Exercise          of     Contractual      Exercise      of        Exercise
    Price          Shares  Life (in years)     Price      Shares      Price
---------------  ---------- --------------- ----------- ----------  -----------
   $0.37-$0.43    2,250,000       6.68        $  0.40    1,751,250  $   0.41
   $0.50-$0.75      750,000       7.45        $  0.69      631,250  $   0.72
   $0.85-$1.00    4,185,000       8.67        $  0.95    3,087,500  $   0.96
   $1.08-$1.95      970,500       4.15        $  1.29      945,500  $   1.29
   $2.00-$2.75      253,500       6.11        $  2.15      253,500  $   2.15

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

       In 1995, the Company adopted an Incentive Stock Option Plan that authorizes the issuance of up to 142,900 shares of Common Stock. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. Each option must be granted within five years from the effective date of the Plan. The term of the options may not exceed five years. The Company has granted 121,800 options under the plan, of which all have vested, 112,500 have been exercised and the remaining have been cancelled. No options are outstanding for this plan at June 30, 2004.

       In 1996, the Company adopted a Directors and Officers Stock Option Plan (1996 D&O Plan). Only executive officers and directors of the Company shall be eligible to be granted options under this Plan. An aggregate of 107,100 shares of Common Stock are reserved for issuance under this Plan.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       The exercise price of the options will be 60% of the NASDAQ closing bid price per share on the date of grant or such other price the Board of Directors may determine. Each option must be granted within five years from the effective date of the Plan and the term may not exceed five years. No one officer or director shall have more than 21,400 options granted under this Plan. As of June 30, 2004, the Company had granted options under the 1996 D&O Plan to purchase 106,100 shares of which all options are vested, 47,500 have been exercised, and 58,600 have been cancelled. No options are outstanding for this plan at June 30, 2004.

       In 1998, the Company adopted a Directors and Officers Stock Option Plan (1998 D&O Plan) that authorizes the issuance of up to 750,000 shares of Common Stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2004, the Company has granted options under the Plan to purchase 750,000 shares, of which all have vested and 370,000 have been exercised. 380,000 exercisable options outstanding for this Plan at June 30, 2004 have exercise prices that range from $.50 to $1.75.

       In 1998, the Company also adopted an Incentive Stock Option Plan (1998 Stock Option Plan) that authorizes the issuance of up to 750,000 shares of Common Stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the Common Stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2004, the Company has granted options under the Plan to purchase 1,404,500 shares, of which 660,000 have been canceled, 95,000 have been exercised, and 542,000 have been vested. 649,500 options outstanding for this Plan at June 30, 2004 have exercise prices that range from $0.37 to $2.75.

       During fiscal 2000, the Company adopted a Directors and Officers Stock Option Plan (1999 D&O Plan) that authorizes the issuance of up to 500,000 shares of Common Stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2004, the Company has granted options under the Plan to purchase 645,000 shares, of which all have vested, 150,000 have been cancelled, and none have been exercised. 495,000 exercisable options outstanding for this Plan at June 30, 2004 have exercise prices that range from $0.75 to $2.00.

       In fiscal 2000, the Company also adopted an Incentive Stock Option Plan (1999 Stock Option Plan) that authorizes the issuance of up to 1,500,000 shares of Common Stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the Common Stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2004, the Company has granted options under the Plan to purchase 3,591,250 shares, of which 2,099,250 have been cancelled, 67,500 have been exercised, and 958,250 are vested. 1,424,500 options outstanding for this Plan at June 30, 2004 have exercise prices that range from $0.37 to $2.35.

       During fiscal 2001, the Company adopted a Directors and Officers Stock Option Plan (2000 D&O Plan) that authorizes the issuance of up to 500,000 shares of Common Stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2004, the Company has granted options under the Plan to purchase 490,000 shares, of which all are vested, and 60,000 have been exercised. 430,000 exercisable options outstanding under this Plan at June 30, 2004 have exercise prices that range from $0.37 to $1.00.

       In fiscal 2001, the Company also adopted an Incentive Stock Option Plan (2000 Stock Option Plan) that authorizes the issuance of up to 1,000,000 shares of Common Stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the Common Stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2004, the Company has granted options under the Plan to purchase 1,647,500 shares, of which 732,000 have been cancelled, 500 have been exercised, and 508,750 are vested. 915,000 options outstanding for this Plan at June 30, 2004 have exercise prices that range from $0.37 to $1.50.

       During fiscal 2003, the Company adopted a Directors and Officers Stock Option Plan (2002 D&O Plan) that authorizes the issuance of up to 500,000 shares of Common Stock. Only executive officers and directors of the Company shall be eligible to be granted options under the Plan. Each option must be granted at or above fair market value within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. As of June 30, 2004, the Company has granted options under the Plan to purchase 460,000 shares, of which all are vested, and 40,000 have been exercised. 420,000 exercisable options outstanding under this Plan at June 30, 2004 have exercise prices that range from $0.90 to $1.00.

       In fiscal 2003, the Company also adopted an Incentive Stock Option Plan (2002 Stock Option Plan) that authorizes the issuance of up to 1,500,000 shares of Common Stock. Pursuant to the Plan, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Plan provides for a vesting schedule for incentive stock options of 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year. The Board of Directors shall determine the exercise price, which may not be less than the fair market value of the Common Stock at the date of grant. Each option must be granted within 10 years from the effective date of the Plan, with the term of the options not exceeding 10 years. As of June 30, 2004, the Company has granted options under the Plan to purchase 1,180,000 shares, of which none have been cancelled, none have been exercised, and 782,500 are vested. All 1,180,000 options outstanding for this Plan at June 30, 2004 have exercise prices of $0.90.

       The Company also has granted options to officers and other employees outside of any plan as an inducement at the time of their employment. As of June 30, 2004, the Company has granted options outside of any plan to purchase 3,670,000 shares, of which 965,000 have expired, 190,000 have been exercised, and 2,152,500 are vested. Exercise prices for these options outstanding at June 30, 2004 range from $.43 to $1.25. All of these options have been or will be registered on Form S-8 filings.

13. RETIREMENT PLAN

       The Company provides a 401(k) retirement plan for its employees. Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment. Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate. The Company matches 25% of the amount deferred by employees, up to 4% of an employee's annual compensation. The Company's matching contributions totaled $12,200 and $13,400 for the years ended June 30, 2004 and 2003, respectively.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


14. SEGMENT REPORTING

The following table is a summary of the results of operations and other financial information by major segment:


                                              Data         RFID
                                            Storage      Technology    Corporate      Total
                                          -----------   -----------   -----------  ------------

Fiscal year 2004
Revenue                                   $ 4,672,900   $   237,900   $    --      $  4,910,800
     Cost of Goods Sold                     3,038,000       151,900        --         3,189,900
                                          -----------    -----------  -----------  -----------
Gross Profit                                1,634,900        86,000        --         1,720,900
     Selling, General & Administrative      1,650,000     2,061,100     1,078,400     4,789,500
                                          -----------   -----------   -----------  ------------
     Segment Operating Loss                   (15,100)   (1,975,100)   (1,078,400)   (3,068,600)
     Interest Income                           --            --             6,200         6,200
     Interest Expense                          --            --          (149,300)     (149,300)
     Other                                      1,000        --            --             1,000
                                          -----------   -----------   -----------  ------------
Loss from Continuing Operations           $   (14,100)  $(1,975,100)  $(1,221,500) $ (3,210,700)
                                          ===========  ============   ===========  ============

Accounts/Subscriptions Receivable         $   491,700   $   142,300   $    23,200  $    657,200
                                          ===========   ===========   ===========  ============
Inventory                                 $ 1,194,700   $ 1,087,600   $    --      $  2,282,300
                                          ===========   ===========   ===========  ============
Total Assets                              $ 2,020,300   $ 7,273,200   $ 2,292,400  $ 11,585,900
                                          ===========   ===========   ===========  ============
Capital Expenditures                      $    15,400   $    10,200   $     5,300  $     30,900
                                          ===========   ===========   ===========  ============
Depreciation & Amortization               $    29,500   $   308,500   $     4,800  $    342,800
                                          ===========   ===========   ===========  ============

Fiscal Year 2003
Revenue                                   $ 3,775,800   $ 3,642,100   $    --      $  7,417,900
     Cost of Goods Sold                     2,331,500     2,481,400        --         4,812,900
                                          -----------   -----------   -----------  ------------
Gross Profit                                1,444,300     1,160,700        --         2,605,000
     Selling, General & Administrative      1,987,700     2,162,100       943,800     5,093,600
                                          -----------   -----------   -----------  ------------
     Segment Operating Loss                  (543,400)   (1,001,400)     (943,800)   (2,488,600)
     Interest Income                           --            --               500           500
     Interest Expense                          --            --          (130,600)     (130,600)
     Other                                      9,700        (2,000)       --             7,700
                                          -----------   -----------   -----------  ------------
Loss from Continuing Operations           $  (533,700)  $(1,003,400)  $ 1,073,900) $ (2,611,000)
                                          ===========   ===========   ===========  ============

Accounts Receivable                       $   466,700   $   324,100   $   916,900  $  1,707,700
                                          ===========   ===========   ===========  ============
Inventory                                 $   869,200   $   409,500   $    --      $  1,278,700
                                          ===========   ===========   ===========  ============
Total Assets                              $ 1,823,900   $ 7,058,400   $ 1,437,100  $  0,319,400
                                          ===========  ============   ===========  ============
Capital Expenditures                      $    12,500   $    40,700   $     1,000  $     54,200
                                          ===========   ===========   ===========  ============
Depreciation & Amortization               $    97,700   $   305,100   $     9,700  $    412,500
                                          ===========   ===========   ===========  ============

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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 28, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 28, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 28, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference from the Registrant's Proxy Statement to be filed on or before October 28, 2004
       .

PART IV
               ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 13.  EXHIBITS

A. Exhibits

        3(i) Articles of Incorporation of Alanco Technologies, Inc.(1)

       3(ii) Bylaws of Alanco Technologies, Inc.(2)

        4.1   Series A Preferred Convertible Stock Description (3)

        4.2   Series B Preferred Convertible Stock Description (4)

       10.1 1996 Directors and Officers Stock Option Plan and Kauffman and Carlson Stock Option Agreements (5)

       10.2 1998 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (6)

       10.3 1999 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (7)

       10.4 2000 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (8)

       10.5 2002 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (9)

       14.0   Code of Conduct/Ethics of Alanco Technologies, Inc.(attached)

       21.   Subsidiaries of the Registrant

             Name                                        State of Incorporation
             -------------------------------------       ----------------------
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


       24.0 Power of Attorney - See Board of Directors Signature Page for Power of Attorney

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

Footnotes:
        (1)   Incorporated by reference to Form 10KSB filed September 27, 2001
        (2)   Incorporated by reference to Form 10KSB filed September 27, 2002
        (3)   Incorporated by reference to Form S-3/A filed November 21, 2003
        (4)   Incorporated by reference to Form DEFM14A filed April 22, 2002
        (5)   Incorporated by reference to Form S-8 filed November 20, 1998
        (6)   Incorporated by reference to Form S-8 filed November 29, 1999
        (7)   Incorporated by reference to Form S-8 filed December 14, 2000
        (8)   Incorporated by reference to Form S-8 filed January 22, 2003
        (9)   Incorporated by reference to Form 8K filed August 14, 2002


B. Schedules NONE

               ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

     Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                 ALANCO TECHNOLOGIES, INC.
                                                (Registrant)
                                                 /s/ John A. Carlson
                                                 John A. Carlson
                                                 Chief Financial Officer
Date: September 28, 2004

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

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the period presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    September 28, 2004

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

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the period presented in this report;

         4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    September 28, 2004

/s/ John A. Carlson
---------------------
John A. Carlson
Vice President and Chief Financial Officer

               ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



EXHIBIT 32.1

Certification of
Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this annual report of Form 10-KSB (the "Report") for the period ended June 30, 2004 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   September 28, 2004
                                                /s/ Robert R. Kauffman
                                                ----------------------
                                                Robert R. Kauffman
                                                Chief Executive Officer

                               /s/ John A. Carlson
                                                ----------------------
                                                John A. Carlson
                                                Chief Financial Officer







         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: September 28, 2004                         /s/ Robert R. Kauffman
                                                 ------------------------
                                                 Robert R. Kauffman, CEO,
                                                 Chairman of the Board

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

           SIGNATURE                    TITLE                    DATE

     /s/Robert R. Kauffman      Director &                 September 28, 2004
     ---------------------      Chief Executive Officer
        Robert R. Kauffman

     /s/James T. Hecker         Director                   September 28, 2004
     ------------------
        James T. Hecker

     /s/Harold S. Carpenter     Director                   September 28, 2004
     ----------------------
        Harold S. Carpenter

     /s/Thomas C. LaVoy         Director                   September 28, 2004
     ------------------
        Thomas C. LaVoy

     /s/Steven P. Oman          Director                   September 28, 2004
     -----------------
        Steven P. Oman

     /s/Donald E. Anderson      Director                   September 28, 2004
     ---------------------
        Donald E. Anderson

     /s/John A. Carlson         Director &                 September 28, 2004
     ------------------         Chief Financial Officer
        John A. Carlson



By /s/ Robert R. Kauffman
       Chairman and Chief Executive Officer








                                 Transfer Agent
                        Computershare Trust Company, Inc.
                          350 Indiana Street, Suite 800
                                Golden, CO 80401
                                  303-262-0600
                                Fax: 303-262-0700

EXHIBIT 14

                            Alanco Technologies, Inc.

                       Code of Business Conduct and Ethics

Introduction

Alanco Technologies (the Company) is committed to conducting its business with honesty and integrity. The policies outlined in this Code are designed to ensure that the Company's employees and officers (employees) and members of its board of directors (directors) act in accordance with not only the letter but also the spirit of the laws and regulations that apply to our business. Employees and directors who violate this Code will be subject to disciplinary action.

Employees and directors are expected to read the policies set forth in this Code and ensure that they understand and comply with them. Any questions about the Code or the appropriate course of conduct in a particular situation should be directed to the Company's General Counsel. Any violations of laws, rules, regulations or this Code should be reported immediately. The Company will not allow retaliation against an employee or director for such a report made in good faith.

Any waiver of the provisions of this Code for executive officers or directors of the Company may be made only by the board of directors or a committee of the board and must be promptly disclosed to shareholders.

Responsibilities

1. Compliance with laws, rules and regulations

All employees and directors must respect and obey all laws that apply to our business, including state and local laws in the areas in which the Company operates. Any questions as to the applicability of any law should be directed to the Company's General Counsel.

If a law conflicts with a policy in this Code, employees and directors must comply with the law. If a local custom or policy conflicts with a policy in the Code, employees and directors must comply with the Code.

2.   Insider trading

The Company has a securities trading policy and all employees and directors must abide by its terms. This policy, among other things, provides that employees and directors may not buy or sell shares of the Company when they are in possession of material, non-public information. They also are prohibited from passing on such information to others who might make an investment decision based on it.

Employees and directors also may not trade in stocks of other companies about which they learn material, non-public information through the course of their employment or service. Any questions as to whether information is material or has been adequately disclosed should be directed to the Company's General Counsel.

3. Conflicts of interest


A conflict of interest occurs when the private interest of an employee or director interferes or appears to interfere in any way with the interests of the Company. Conflicts of interest can occur when an employee or director takes action or has interests that could reasonably be expected to make it difficult to make objective decisions on behalf of the company or to perform his or her duties effectively. Conflicts of interest also arise when an employee or director, or a member of his or her family, receives improper personal benefits as a result of his or her position with the company. An employee or director will not be deemed to have a conflict of interest solely on the basis of his service on the board of directors of a company, or other involvement with a company that is under common ownership, or has a business relationship, with the Company, provided such relationship or involvement is fully disclosed to the Company.

Conflicts of interest are prohibited as a matter of corporate policy, unless such conflicts are fully disclosed to the Company's Board of Directors, and if a director has the potential conflict, such director does not vote on any matter related to the potential conflict. Any employee or director who becomes aware of a conflict or potential conflict, or who has a question about whether a conflict exists, should bring it to the attention of the Company's General Counsel or the Company's Chief Executive Officer.

Current potential conflicts of interest that may exist that have been fully disclosed to the Company's Board of Directors and shareholders include: (i) that a member of the Board of Directors controls the private trust which has established a commercial line of credit extended to the Company; and (ii) that a member of the Board of Directors is a principal with the law firm which acts as general counsel to the Company.


4. Corporate opportunities

Employees and directors are prohibited from taking for themselves personally any opportunities that arise through the use of corporate property, information or position and from using corporate property, information or position for personal gain. Employees and directors are further prohibited from competing with the Company directly or indirectly. Employees and directors owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises.

5.   Confidentiality

Employees and directors may learn information about the Company that is not known to the general public or to competitors. Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its customers if disclosed, or information that associates of the Company have entrusted to it.

Employees and directors must maintain the confidentiality of information entrusted to them by the Company or its associates, except when disclosure is authorized or legally mandated. This obligation to protect confidential information does not end when an employee or director leaves the Company. Any questions about whether information is confidential should be directed to the Company's General Counsel.

6.   Fair dealing

Each employee and director shall endeavor to deal fairly with the Company's shareholders, competitors, suppliers and employees. No employee or director shall take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other unfair practice.

7. Protection and proper use of Company assets

Theft, carelessness and waste have a direct impact on the Company's profitability. Employees and directors have a duty to safeguard Company assets and ensure their efficient use. Company assets should be used only for legitimate business purposes and employees and directors should take measures to ensure against their theft, damage, or misuse.

Company assets include intellectual property such as trademarks, business and marketing plans, salary information and any unpublished financial data and reports. Unauthorized use or distribution of this information is a violation of Company policy.

8.   Recordkeeping

All of the Company's books, records, accounts and financial statements must be maintained in reasonable detail, must appropriately reflect the matters to which they relate and must conform both to applicable legal requirements and to the Company's system of internal controls. All assets of the Company must be carefully and properly accounted for. The making of false or misleading records or documentation is strictly prohibited.

The Company complies with all laws and regulations regarding the preservation of records. Records should be retained or destroyed only in accordance with the Company's document retention policies. Any questions about these policies should be directed to the Company's General Counsel.

9. Interaction with public officials

When dealing with public officials, employees and directors must avoid any activity that is or appears illegal or unethical. The giving of gifts, including meals, entertainment, transportation, and lodging, to government officials in the various branches of U.S. government, as well as state and local governments, is restricted by law. Employees and directors must obtain pre-approval from the Company's General Counsel before providing anything of value to a government official or employee. The foregoing does not apply to personal lawful political contributions.

In addition, the U.S. Foreign Corrupt Practices Act prohibits giving anything of value, directly or indirectly, to officials of foreign governments or foreign political candidates in order to obtain or retain business. Illegal payments to government officials of any country are strictly prohibited.

     Compliance standards and procedures

No code of business conduct and ethics can replace the thoughtful behavior of an ethical employee or director or provide definitive answers to all questions. Since we cannot anticipate every potential situation, certain policies and procedures have been put in place to help employees and directors approach questions or problems as they arise.

1.   Designated Ethics Officer

The Company's General Counsel has been designated as the Company's Ethics Officer with responsibility for overseeing and monitoring compliance with the Code. The Ethics Officer reports directly to the Chief Executive Officer and also will make periodic reports to the Company's Audit Committee regarding the implementation and effectiveness of this Code as well as the policies and procedures put in place to ensure compliance with the Code.

2.   Seeking Guidance

Employees and directors are encouraged to seek guidance from supervisors, managers or other appropriate personnel when in doubt about the best course of action to take in a particular situation. In most instances, questions regarding the Code should be brought to the attention of the Company's General Counsel.

3.   Reporting Violations

If an employee or director knows of or suspects a violation of the Code, or of applicable laws and regulations, he or she must report it immediately to the Company's General Counsel or the Chief Executive Officer. If the situation requires it, the reporting persons identity will be kept anonymous. The Company does not permit retaliation of any kind for good faith reports of violations or possible violations.

4.   Investigations

Reported violations will be promptly investigated. It is imperative that the person reporting the violation not conduct an investigation on his or her own. However, employees and directors are expected to cooperate fully with any investigation made by the Company into reported violations.

5.   Discipline/Penalties

Employees and directors who violate this Code may be subject to disciplinary action, up to and including discharge. Employees and directors who have knowledge of a violation and fail to move promptly to report or correct it and employees and directors who direct or approve violations may also be subject to disciplinary action, up to and including discharge. Furthermore, violation of some provisions of this Code are illegal and may subject the employee or director to civil and criminal liability.