Form 10QSB
period 2004-09-30
ALANCO TECHNOLOGIES INC
filed 2004-11-15
CIK 98618

ALANCO TECHNOLOGIES, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


        _ X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

       ____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _____________ to ____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          As of November 5, 2004 there were 25,437,200 shares, net of treasury shares, of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes ___ No X___

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


                                      INDEX

                                                                     Page Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited)
                  September 30, 2004 and June 30, 2004.......................3

             Condensed Consolidated Statements of Operations (Unaudited)
                  For the three months ended September 30, 2004 and 2003.....4

             Changes in Certain Equity and Preferred Stock Accounts
                  (Unaudited)
                  For the three months ended September 30, 2004 and 2003.....5

             Condensed Consolidated Statements of Cash Flows
                  (Unaudited)
                  For the three months ended September 30, 2004 and 2003.....6

             Notes to Condensed Consolidated Financial Statements
                  (Unaudited)................................................8
                      Note A - Basis of Presentation
                      Note B - Inventories
                      Note C - Contracts in Process
                      Note D - Deferred Revenue
                      Note E - Loss per Share
                      Note F - Equity
                      Note G - Industry Segment Data
                      Note H - Related Party Transactions
                      Note I - Line of Credit
                      Note J - Litigation
                      Note K - Subsequent Event

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................12

    Item 3.  Controls and Procedures........................................15

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................16

    Item 2.  Changes in Securities..........................................16

    Item 6.  Exhibits ......................................................17

                            ALANCO TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 2004 AND JUNE 30, 2004 (Unaudited)

                                                 Sep 30, 2004  June 30, 2004
                                                -------------  -------------
ASSETS
CURRENT ASSETS
   Cash                                         $   2,166,400  $   1,975,600
   Accounts receivable, net                           839,400        657,200
   Inventories, net                                 2,337,300      2,282,300
   Cost and est earnings in excess of
      billings on uncompleted contracts                21,600          --
   Prepaid expenses and other current assets          162,200        110,600
                                                -------------  -------------
      Total current assets                          5,526,900      5,025,700
                                                -------------  -------------

PROPERTY, PLANT AND EQUIPMENT, NET                    253,700        247,500
                                                -------------  -------------

OTHER ASSETS
   Goodwill and other intangible assets, net        5,994,900      6,048,000
   Long-term notes receivable, net                     38,000         68,000
   Net assets held for sale                           142,000        156,100
   Other assets                                        35,400         40,600
                                                -------------  -------------
      Total other assets                            6,210,300      6,312,700
                                                -------------  -------------
TOTAL ASSETS                                    $  11,990,900  $  11,585,900
                                                =============  =============

LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses        $   1,456,200  $   1,246,500
   Credit line and capital leases, current            502,200          5,200
   Billings in excess of cost and
      est earnings on uncompleted projects              --            27,200
   Deferred revenue, current                            --            25,800
                                                -------------  -------------
      Total Current Liabilities                     1,958,400      1,304,700

LONG TERM LIABILITIES
   Notes payable and capital leases, long term        314,100        814,100
                                                ------------- --------------

TOTAL LIABILITIES                                   2,272,500      2,118,800
                                                -------------  -------------

   Preferred Stock - Series B, 63,000
      and 58,600 shares issued and
      outstanding, respectively                       617,800        602,800
                                                -------------  -------------

SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible,
      2,624,600 and 2,476,800 shares issued
      and outstanding, respectively                 3,177,900      2,956,100
   Common Stock - 25,389,700 and 23,232,800
      shares outstanding, net of Treasury Stock    70,119,500     68,959,600
   Accumulated deficit                            (64,196,800)   (63,051,400)
                                                -------------  -------------
      Total shareholders' equity                    9,100,600      8,864,300
                                                -------------  -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $  11,990,900  $  11,585,900
                                                =============  =============

         See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Unaudited)
                                                     2004           2003
                                                -------------  -------------

NET REVENUES                                    $   1,737,200  $   1,037,400

   Cost of goods sold                               1,115,800        644,700
                                                -------------  -------------

GROSS PROFIT                                          621,400        392,700

   Selling, general and administrative expense      1,518,700      1,119,900
                                                -------------  -------------

OPERATING LOSS                                       (897,300)      (727,200)

OTHER INCOME & EXPENSES
   Interest income (expense), net                     (16,300)       (82,700)
   Other income (expense), net                          5,000          3,200
                                                -------------  -------------
LOSS FROM OPERATIONS                                 (908,600)      (806,700)

   Preferred stock dividends - in kind               (236,800)       (13,500)
                                                -------------  -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $  (1,145,400) $    (820,200)
                                                =============  =============

NET LOSS PER SHARE - BASIC AND DILUTED -
   Net loss attributable to common shareholders $       (0.05) $       (0.05)
                                                =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         24,312,600     15,176,200
                                                =============  =============

         See accompanying notes to the consolidated financial statements

                                                  ALANCO TECHNOLOGIES, INC.

                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CERTAIN SHAREHOLDERS' EQUITY AND PREFERRED
                            STOCK ACCOUNTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (Unaudited)

                                      Common Stock          Preferred Stock - Ser A   Preferred Stock - Ser B     Treasury Stock
                                  Shares       Dollars         Shares      Dollars      Shares      Dollars     Shares      Dollars
                                ------------------------    -----------------------   -----------------------  ---------------------
Balances at 6/30/04             23,732,800  $ 69,334,700     2,476,800  $ 2,956,100     61,500    $ 602,800    500,000   $ (375,100)

Preferred dividends in kind          --            --          147,800      221,800      1,500       15,000      --           --
Shares issued for services          57,500        59,900         --           --         --           --         --           --
Options and Warrants exercised   2,099,400     1,100,100         --           --         --           --         --           --
                                ------------------------    -----------------------   -----------------------  ---------------------
Balances at 09/30/04            25,889,700  $ 70,494,700     2,624,600  $ 3,177,900     63,000    $ 617,800    500,000   $ (375,100)
                                ========================    =======================   =======================  =====================


                                    See accompanying notes to the consolidated financial statements


                            ALANCO TECHNOLOGIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     2004           2003
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                         $    (908,700) $    (806,700)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                    82,800         87,000
      Stock and warrants issued for services           59,900         74,400
      (Income) loss from assets held for sale          (5,000)        (2,200)
      Gain on disposal of asset                         --            (1,000)
   Changes in:
      Accounts receivable, net                       (182,200)        68,200
      Inventories, net                                (55,000)       (66,200)
      Costs in excess of billings and
         estimated earnings on uncompleted
         contracts                                    (21,600)         --
      Prepaid expenses and other current assets       (51,600)       (35,800)
      Accounts payable and accrued expenses           209,700       (214,400)
      Deferred revenue                                (27,200)
      Billings and estimated earnings in excess
         of costs on uncompleted contracts            (25,800)         --
      Other assets                                      5,200          2,200
                                                -------------  -------------
   Net cash used in operating activities             (919,500)      (894,500)
                                                -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale                  19,100         15,700
   Collection of notes receivable                      30,000         36,800
   Purchase of property, plant and equipment          (34,000)        (5,900)
   Proceeds from the sale of property, plant
      and equipment                                     --             3,500
   Patent renewal                                      (1,900)         --
                                                -------------  -------------
   Net cash provided by investing activities           13,200         50,100
                                                -------------  -------------

         See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Continued)
                                                     2004           2003
                                                -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on borrowings                               --           788,500
   Repayment on borrowings                             (3,000)      (869,600)
   Subscriptions receivable                             --           899,200
   Proceeds from sale of Preferred Stock                --           105,700
   Proceeds from sale of Common Stock               1,100,100
                                                -------------  -------------
   Net cash provided by  financing  activities      1,097,100        923,800
                                                -------------  -------------

NET INCREASE  IN CASH                                 190,800         79,400

CASH AND CASH EQUIVALENTS, beginning of period      1,975,600         97,700
                                                -------------  -------------

CASH AND CASH EQUIVALENTS, end of period        $   2,166,400  $     177,100
                                                =============  =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Net cash paid during the period for interest $      16,700  $      32,800
                                                =============  =============

   Non-Cash Activities:
      Value of stock issued for cancellation
        of put option                           $       --     $      49,900
                                                =============  =============
      Value of stocks and warrants issued
        for services                            $      59,900  $       3,600
                                                =============  =============
      Series B preferred stock dividend in kind $      15,000  $      13,500
                                                =============  =============
      Series A preferred stock dividend in kind $     221,800  $       --
                                                =============  =============
      Value of treasury stock redeemed in
         preferred stock and warrant issuance   $       --     $     198,300
                                                =============  =============

         See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

Note A - Basis of Presentation

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business segments: Computer Data Storage Segment and RFID Technology Segment.

         The unaudited condensed consolidated balance sheet as of September 30, 2004 and the related unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2004 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2004, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company's financial statements for the three months ended September 30, 2004 and 2003. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts presented below.

                            ALANCO TECHNOLOGIES, INC.

                                                3 months ended September 30,
                                                    2004           2003
                                                -------------  -------------
Net loss, as reported                           $  (1,145,400) $    (820,200)
Add: Stock-based Employee compensation
     expense included in reported income,
     net of related tax effects                         --             --

Deduct: Total stock-based Employee
     compensation expense determined under
     fair value based methods for all
     awards, net of related tax effects         $     (43,500) $    (245,700)
                                                -------------  -------------
Pro forma net loss                              $  (1,188,900) $  (1,065,900)
                                                =============  =============
Net loss per common share, basic and diluted
       As reported                              $       (0.05) $       (0.05)
                                                =============  =============
       Pro forma                                $       (0.05) $       (0.07)
                                                =============  =============
Weighted average common shares                     24,312,600     15,176,200
                                                =============  =============



         During the quarter ended September 30, 2004, the Company granted employee stock options to purchase 75,000 shares of the Company's Class A Common Stock at an average purchase price of $1.20, market price on date granted. The fair value of option grants is estimated as of the date of grant, in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model, with the assumptions substantively utilized in the year-end financial statements.


Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of September 30 and June 30, 2004 are summarized as follows:

                                                September 30,    June 30,
                                                    2004           2004
                                                -------------  -------------
                                                 (unaudited)
Raw materials and purchased parts               $   2,095,100  $   1,894,700
Work-in-progress                                      239,900        198,300
Finished goods                                        245,300        279,300
                                                -------------  -------------
                                                    2,580,300      2,372,300
Less reserves for obsolescence                       (243,000)       (90,000)
                                                -------------  -------------
                                                $   2,337,300  $   2,282,300
                                                =============  =============

Note C - Contracts In Process

         Costs incurred, estimated earnings and billings in the RFID Technology segment, related to contracts for the installation of TSI PRISM system in process at September 30, 2004 and June 30, 2004 consist of the following.

                                                September 30,    June 30,
                                                     2004          2004
                                                -------------  -------------
Costs incurred on uncompleted contracts         $     334,000  $     117,300
Estimated gross profit earned to date                 193,900         58,200
                                                -------------  -------------
Revenue earned to date                                527,900        175,500
Less Billing to date                                 (506,300)      (201,300
                                                -------------  -------------
Costs and estimated earnings in excess of
     Billing (billing in excess of costs and
     earnings)                                  $      21,600  $     (25,800)
                                                =============  =============

Note D - Deferred Revenue

         Deferred Revenues at September 30, 2004 and June 30, 2004 consist of the following:


                                                September 30,    June 30,
                                                     2004          2004
                                                -------------  -------------
Extended warranty revenue                       $       --            27,200
Less - current portion                                  --           (27,200)
                                                -------------  -------------
Deferred revenue - long term                    $       --     $       --
                                                =============  =============

Note E - Loss Per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2004 there were 8,360,000 potentially dilutive securities outstanding.

Note F - Equity

         During the three months ended September 30, 2004, the Company issued a total 2,156,900 shares of the Company's Class A Common Stock. Included were 2,099,400 shares issued upon exercise of outstanding warrants and options generating approximately $1.1 million in proceeds to the Company. The balance of 57,500 shares, valued at $59,900 fair market value, were issued in exchange for services rendered to the Company.

         The Company also declared dividends on the Company's preferred shares during the quarter and paid the dividends-in-kind through the issuance of 147,800 shares of Series A Preferred Stock valued at $221,700 and 1,500 shares of Series B Preferred Stock valued at $15,000. The Preferred Stock is more fully discussed in the Form-10KSB for the year ended June 30, 2004.

Note G -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

                                                 Three Months Ended 09/30
                                                     2004          2003
                                                -------------  -------------
Revenue
       Data Storage                             $   1,365,700  $   1,035,400
       RFID Technology                                371,500          2,000
                                                -------------  -------------
  Total Revenue                                     1,737,200      1,037,400
                                                =============  =============
Gross Profit
       Data Storage                                   479,900        395,900
       RFID Technology                                141,500         (3,300)
                                                -------------  -------------
  Total Gross Profit                                  621,400        392,600
                                                -------------  -------------
Gross Margin
       Data Storage                                     35.1%          38.2%
                                                -------------  -------------
       RFID Technology                                  38.1%            n/a
                                                -------------  -------------
       Overall Gross Margin                             35.8%          37.8%
                                                -------------  -------------
Selling, General and Administrative Expense
       Data Storage                                   445,200        418,000
       RFID Technology                                690,000        496,300
                                                -------------  -------------
  Total Segment Operating Expense                   1,135,200        914,300
                                                -------------  -------------
Operating Profit (Loss)
       Data Storage                                    34,700        (22,100)
       RFID Technology                               (548,500)      (499,600)
       Corporate Expense                             (383,500)      (205,500)
                                                -------------  -------------
  Operating Loss                                     (897,300)      (727,200)
                                                =============  =============
Depreciation and Amortization
       Data Storage                                     5,500          8,000
       RFID Technology                                 78,500         76,900
       Corporate                                          700          2,100
                                                -------------  -------------
  Total Depreciation and Amortization           $      84,700  $      87,000
                                                =============  =============

Note H - Related Party Transactions

         The Company has a line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2004, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors.

Note I - Line of Credit

         At September 30, 2004, the Company has an outstanding balance of $500,000, which is presented as line of credit balance due. The balance is under a $1.3 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and modified in April and October of 2003. Under the line of credit agreement, the Company must maintain a minimum balance due under the line of at least $500,000 through the July 1, 2005 expiration date. At September 30, 2004, the Company had $800,000 available under the line of credit agreement.

Note J - Litigation

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2004. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend against the action. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial.

Note K - Subsequent Events

         On October 12, 2004 the Company announced notification from Spectrum Human Services Inc., a Michigan-based private prison operator, that its affiliate, Spectrum Juvenile Justice Services, had selected the Alanco proprietary tracking technology for installation at its new Calumet II juvenile detention facility to be constructed at Highland Park, Michigan. The present construction plan anticipates completion of the TSI PRISM system in early spring 2005, with an estimated contract value of approximately $500,000. The Calumet II project will be Alanco's second juvenile facility TSI PRISM installation in the state of Michigan, following completion of the W. J. Maxey Boys Training School in 2003.

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

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, inventory valuations, carrying value of goodwill and intangible assets, estimated profit on uncompleted contracts in process, income and expense recognition, income taxes, ongoing litigation, and commitments and contingencies. Our estimates are based upon historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

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

Results of Operations

(A) Three months ended 9/30/2004 versus 9/30/2003

Revenues
         Consolidated revenue for the quarter ended September 30, 2004 was $1,737,200, compared to $1,037,400 for the comparable quarter of the previous year, an increase of $699,800, or 67.5%. The increase is attributed to revenue increases in both the RFID Technology segment, which increased to $371,500 in the current quarter from $2,000 reported for the three months ended September 30, 2003, and the Data Storage segment, which reported a 31.9% revenue increase to $1,365,700 in the quarter ended September 30, 2004 compared to $1,035,400 for the comparable quarter in the prior fiscal year. The increase in RFID Technology revenue resulted from system expansions at current TSI PRISM systems locations and the initial revenue from the current contract in progress. The same quarter in the prior fiscal year had been negatively affected by prison contract and funding postponements caused by fiscal budgetary constraints. The increase in Data Storage Segment revenues compared to the previous year resulted from increased demand for the Company's data storage products as companies increased technology expenditures in reaction to improving economic conditions.

Gross profit and Operating Expenses
         Gross profit generated during the quarter amounted to $621,400, an increase of $228,800, or 58.3% when compared to the same quarter of the prior year. Gross margins decreased from 37.8% for the quarter ended September 30, 2003 to 35.8% for the current quarter. The decrease in gross margin resulted primarily from a change in product mix to lower gross margin products in the data storage segment.

         Selling, general and administrative expenses for the current quarter increased to $1,518,700, a $398,800 increase, or 35.6%, when compared to $1,119,900 incurred in the comparable quarter of fiscal year 2003. The major components of the increase in selling, general and administrative expense were: an increase of approximately $120,000 in selling and marketing expenses, primarily in our RFID Technology segment; an increase in inventory reserve of $75,000 related to new technology in the RFID Technology segment that potentially reduced the value of existing inventory; and an increase of approximately $130,000 in legal expense related to the litigation in which the Company is currently involved. The Company will continue to pursue legal expense reimbursement from both the Company's insurance carrier as well as the Plaintiffs in the litigation matters.

Operating Loss
         The Operating Loss for the quarter was $897,300 compared to a loss of $727,200 for the same quarter of the prior year, an increase of 23.4%. The increased loss resulted from increased corporate expenses and increases in the RFID Technology segment loss offset by the Data Storage segment reporting an operating profit for the current quarter compared to a loss in the comparable quarter of the prior fiscal year.

Interest and Dividends Expense
         Interest expense for the quarter amounted to $16,300 compared to interest expense of $82,700 for the same quarter in the prior year. The $66,400 interest expense reduction resulted from a decrease in average borrowing during the quarter accomplished by the Company's effort in raising additional working capital.

         The Company paid quarterly in-kind Series B Preferred Stock dividends with values of $15,000 and $13,500 in fiscal year 2004 and 2003, respectively. In addition, the Company declared a Series A Preferred Stock dividend during the quarter and paid the dividend in-kind through the issuance of additional Series A Preferred Stock valued at $221,800. The dividend complied with the Series A Preferred Stock provision for a stock dividend to be declared and paid on a six-month interval.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended September 30, 2004 amounted to $1,145,400, or ($.05) per share, compared to a loss of $820,200, or ($.05) per share, in the comparable quarter of the prior year. Although the Company has shown improved operating results in its Data Storage segment and anticipates improved future operating results in its RFID Technology segment as the economy improves, actual results in both the Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at September 30, 2004 exceeded current liabilities by $3,568,500, resulting in a current ratio of 2.85 to 1. At June 30, 2004 the Company's current assets exceeded current liabilities by $3,721,000, reflecting a current ratio of 3.85 to 1. The decrease in the current ratio at September 30, 2004 when compared to June 30, 2004 resulted primarily from the reclassification of $500,000 credit line payable to current liabilities at September 30, 2004 from long-term notes payable at June 30, 2004. The reclassification was required to reflect the July 1, 2005 termination date of the existing line of credit agreement. Accounts receivable of $839,400 at September 30, 2004, reflects an increase of $182,200, or 28%, when compared to the $657,200 reported as consolidated accounts receivable at June 30, 2004. The accounts receivable balance at September 30, 2004 represented forty-four days' sales in receivables compared to fifty-eight days' sales at June 30, 2004. The decrease in days' sales in receivables resulted primarily from improvements in the RFID Technology segment.

         Consolidated inventories at September 30, 2004 amounted to $2,337,300 an increase of $55,000, or 2%, when compared to $2,282,300 at June 30, 2004. The September 30, 2004 reflects an inventory turnover of 1.91 compared to 2.5 at June 30, 2004. Although the September 30, 2004 balance reflects only a slight increase from the June 30, 2004 balance, it is a much larger increase when compared to inventory levels of prior reporting periods and reflects management's anticipated revenue increases for both the Data Storage segment and the RFID Technology segment.

         At September 30, 2004, the Company had a balance of $500,000 under a $1.3 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 4%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At September 30, 2004, the Company had $800,000 available under the line of credit. See Line of Credit Footnote I for additional discussion of the existing line of credit agreement.

         Cash used in continuing operations for the three-month period was $919,500; an increase of $25,000 when compared to cash used in operations of $894,500 for the comparable period ended September 30, 2003. The increase was due primarily to increases in the loss from operations for the period.

         During the three-months ended September 30, 2004, the Company reported cash flows from investing activities of $13,200, including collecting $30,000 in notes receivable, purchasing $34,000 of additional equipment and raising $19,100 from the sale of assets held for sale. For the quarter ended September 30, 2003, the Company reported $50,100, including collecting notes receivable of $36,800, purchasing additional equipment in the amount of $5,900 and raising $19,200 from the sale of property, plant & equipment and assets held for sale.

         Cash provided by financing activities for the quarter ended September 30, 2004 consisted primarily of $1.1 million in proceeds received from the exercise of warrant and options. Cash provided by financing activities during the same quarter in the prior fiscal year included the collections of subscription receivables in the amount of $899,200 and the proceeds from the sale of preferred stock of $105,700.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2005 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing or sale of stock. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at September 30, 2004. If additional working capital was required and the Company was unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. See Footnote F - Equity for additional information related to working capital raised by the Company during the three months ended September 30, 2004, necessary to achieve planned operating results for the current fiscal year.

Item 3 - CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

          The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2004. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the actions. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc. and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial.

Item 2.  CHANGES IN SECURITIES

         During the three months ended September 30, 2004, the Company issued 147,800 shares of Series A Preferred Stock and 1,500 Shares of Series B Preferred Stock as dividend in-kind payments, 2,099,400 shares of Class A Common Stock for the exercise of existing warrants and options and 57,500 shares of Common Stock for services rendered.

Item 6.  EXHIBITS

         31.1 Certification of Chief Executive Officer
         31.2 Certification of Chief Financial Officer
         32.1 Certification of Chief Executive Officer and Chief Financial
              Officer
         99.1 Nominating Committee Charter
         99.2 Code of Conduct

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

Date:    November 12, 2004

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

Date:    November 12, 2004
/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended September 30, 2004 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   November 12, 2004
                                   /s/ Robert R. Kauffman
                                   ----------------------
                                   Robert R. Kauffman
                                   Chief Executive Officer

                                   /s/ John A. Carlson
                                   ----------------------
                                   John A. Carlson
                                   Chief Financial Officer

                                  EXHIBIT 99.1

                            ALANCO TECHNOLOGIES, INC.

                              NOMINATING COMMITTEE
                                     CHARTER


I.       Purpose

The purpose of the Nominating Committee is to select qualified nominees to be elected to the board of directors (the "Board of Directors") of Alanco Technologies, Inc. (the "Corporation") by the Corporation's stockholders at the annual stockholder meeting, to select qualified persons to fill any vacancies on the Board of Directors, and to undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors to the Nominating Committee.

II.      Membership Requirements

The Nominating Committee shall be comprised of that number of directors as the Board of Directors shall determine from time to time, such number not to be less than two. The membership of the Nominating Committee shall meet all applicable requirements of the NASDAQ and the Securities and Exchange Commission (the "SEC") and any other applicable laws, rules and regulations with respect to independence, as determined by the Board. The members of the Nominating Committee shall be appointed annually by the Board of Directors and may be removed at any time, with or without cause, by the Board of Directors. Unless a Chairman of the Nominating Committee is elected by the full Board of Directors, the members of the Nominating Committee may designate a Chairman by majority vote of the full Nominating Committee membership.

III.     Authority

In discharging its responsibilities, the Nominating Committee shall have authority to retain outside counsel or other consultants in the Nominating Committee's sole discretion. The Nominating Committee shall also have sole authority to approve the fees and other retention terms of such consultants and to terminate such consultants. The Nominating Committee shall have the authority to create subcommittees with such powers as the Nominating Committee shall from time to time confer.

IV.      Responsibilities

The following are the general responsibilities of the Nominating Committee and are set forth only for its guidance. The Nominating Committee may assume such other responsibilities as it deems necessary or appropriate in carrying out its purpose.

The Nominating Committee shall:

1. Select a replacement Director when a vacancy on the Board of Directors occurs or is anticipated;

2. Establish the criteria for evaluating and evaluate the qualifications of individuals for election as members of the Board of Directors, which criteria shall include, at a minimum, the following:

         a. compliance with the independence and other applicable requirements of NASDAQ and the SEC, all other applicable laws, rules, regulations and listing standards, and the criteria, policies and principles set forth in the Corporation's Articles of Incorporation, Bylaws, Code of Conduct, and this Charter; and

         b. the ability to contribute to the effective management of the Corporation, taking into account the needs of the Corporation and such factors as the individual's experience, perspective, skills, time availability, knowledge of the industries in which the Corporation operates, and such other criteria as the Committee shall determine to be relevant at the time.

3. Consider stockholder recommendations for possible nominees for election as members of the Board of Directors;

4. Annually evaluate the qualifications of current members of the Board of Directors who are available for reelection, in light of the characteristics of independence, skills, experience, availability of service to the Corporation and tenure of its members, and of the Board's anticipated needs;

5. Upon a significant change in a Director's personal circumstances or in the event a significant ongoing time commitment arises that may be inconsistent with a Director's service to the Board, review, as appropriate and in light of the then current Board policies as reflected in the Code of Conduct or other corporate governance principles, the continued Board membership of such member;

6. Report to the Board of Directors its conclusions with respect to the matters that the Nominating Committee has considered;

7. Review and reassess the adequacy of this Charter of the Nominating Committee annually and submit any proposed modifications to the Board of Directors for approval; and

8. Review and evaluate the Nominating Committee's performance annually with the committee or individual designated by the Board of Directors to undertake such review.

V.       Reliance

The Committee, and each member of the Committee in his or her capacities as such, shall be entitled to rely, in good faith, on information, opinions, reports or statements, or other information prepared or presented to them by (i) officers and other employees of the Corporation, which such member believes to be reliable and competent in the matters presented, (ii) counsel, public accountants or other persons as to matters which the member believes to be within the professional competence of such person.

VI.      Meetings

Subject to the Bylaws and resolutions of the Board of Directors, the Nominating Committee shall meet not less than once a year at such time as the Chairman of the Nominating Committee shall designate. The Nominating Committee shall fix its own rules of procedure, and a majority of the number of members then serving on the Nominating Committee shall constitute a quorum. The Nominating Committee shall keep minutes of its meetings, and all action taken by it shall be reported to the Board of Directors. The Committee may take action by meeting in person, telephonically, or by unanimous written action.

                                  EXHIBIT 99.2

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

7. Protection and proper use of Company assets

Theft, carelessness and waste have a direct impact on the Company's profitability. Employees and directors have a duty to safeguard Company assets and ensure their efficient use. Company assets should be used only for legitimate business purposes, and employees and directors should take measures to ensure against their theft, damage, or misuse.

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

1.   Designated Ethics Officer

The Company's General Counsel has been designated as the Company's Ethics Officer with responsibility for overseeing and monitoring compliance with the Code. The Ethics Officer reports directly to the Chief Executive Officer and also will make periodic reports to the Company's Audit/Corporate Governance Committee regarding the implementation and effectiveness of this Code as well as the policies and procedures put in place to ensure compliance with the Code.

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