Form 10QSB
period 2004-12-31
ALANCO TECHNOLOGIES INC
filed 2005-02-14
CIK 98618

2

                            ALANCO TECHNOLOGIES, INC.
                                        1


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


     X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

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

   ----------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 11, 2005 there were 25,489,200 shares, net of treasury shares, of common stock outstanding.

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

                           ALANCO TECHNOLOGIES, INC.


                                      INDEX

                                                                          Page
                                                                         Number

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets (Unaudited)
                    December 31, 2004 and June 30, 2004 .....................3

                Condensed Consolidated Statements of Operations (Unaudited)
                    For the three months ended December 31,
                    2004 and 2003............................................4

                Condensed Consolidated Statements of Operations (Unaudited)
                    For the six months ended December 31,
                    2004 and 2003 ...........................................5

                Changes in Certain Equity and Preferred Stock Accounts
                    (Unaudited)
                    For the six months ended December 31,
                    2004 and 2003............................................6

                Condensed Consolidated Statements of Cash Flows (Unaudited)
                    For the six months ended December 31,
                    2004 and 2003............................................7

        Notes to Condensed Consolidated Financial Statements (Unaudited) ....9
                 Note A - Basis of Presentation and Recent Accounting
                          Announcements
                 Note B - Inventories
                 Note C - Contracts in Process
                 Note D - Deferred Revenue
                 Note E - Loss per Share
                 Note F - Equity
                 Note G - Industry Segment Data
                 Note H - Related Party Transactions
                 Note I - Line of Credit
                 Note J - Litigation
                 Note K - Subsequent Event

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................12

        Item 3.  Controls and Procedures....................................15

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings..........................................16

        Item 2.  Changes in Securities......................................16

        Item 6.  Exhibits ..................................................17

                           ALANCO TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2004 AND JUNE 30, 2004

                                                  Dec 31, 2004  June 30, 2004
                                                  ------------  ------------
ASSETS                                            (unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents                       $  1,468,700  $  1,975,600
  Accounts receivable, net                             991,600       657,200
  Inventories, net                                   2,260,400     2,282,300
  Cost and est earnings in excess of billings
    on uncompleted contracts                            55,500         -
  Prepaid expenses and other current assets            185,900       110,600
                                                  ------------  ------------
            Total Current Assets                     4,962,100     5,025,700
                                                  ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET                     265,000       247,500
                                                  ------------  ------------
OTHER ASSETS
  Goodwill and other intangible assets, net          5,939,900     6,048,000
  Long-term notes receivable, net                       13,000        68,000
  Net assets held for sale                             126,400       156,100
  Other assets                                          35,300        40,600
                                                  ------------  ------------
            Total Other Assets                       6,114,600     6,312,700
                                                  ------------  ------------
TOTAL ASSETS                                      $ 11,341,700  $ 11,585,900
                                                  ============  ============

LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses           $  1,515,900  $  1,246,500
  Notes payable and capital leases, current            501,700         5,200
  Billings in excess of cost and est earnings
    on uncompleted contracts                             -            25,800
  Deferred revenue, current                            150,300        27,200
                                                  ------------  ------------
            Total Current Liabilities                2,167,900     1,304,700

LONG TERM LIABILITIES
  Notes payable and capital leases, long term          314,100       814,100
                                                  ------------  ------------

TOTAL LIABILITIES                                    2,482,000     2,118,800
                                                  ------------  ------------

       Preferred Stock - Series B,  63,200 and
       60,200 shares issued and outstanding,
         respectively                                  632,800       602,800
                                                  ------------  ------------
SHAREHOLDERS' EQUITY
       Preferred Stock - Series A Convertible,
         2,624,600 and 2,476,800 shares issued and
         outstanding, respectively                   3,177,900     2,956,100
       Common Stock, 25,478,500,and 23,232,800
         shares outstanding, net of 500,000
         shares of Treasury Stock                   70,132,000    68,959,600
       Accumulated deficit                         (65,083,000)  (63,051,400)
                                                  ------------  ------------
            Total shareholders' equity               8,226,900     8,864,300
                                                  ------------  ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $ 11,341,700  $ 11,585,900
                                                  ============  ============

       See accompanying notes to the consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, (Unaudited)

                                                      2004          2003
                                                  ============  ============

NET SALES                                         $  2,085,500  $  1,234,100

  Cost of goods sold                                 1,402,400       755,900
                                                  ------------  ------------

GROSS PROFIT                                           683,100       478,200

  Selling, general and administrative expense        1,548,900     1,144,700
                                                  ------------  ------------

OPERATING LOSS                                        (865,800)     (666,500)

OTHER INCOME & EXPENSES
  Interest expense, net                                (11,200)      (32,000)
  Other income, net                                      5,800        37,100
                                                  ------------  ------------
LOSS FROM OPERATIONS                                  (871,200)     (661,400)

  Preferred stock dividends - in kind                  (15,000)      (14,500)
                                                  ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS      $   (886,200) $   (675,900)
                                                  ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED
  - Net loss attributable to common shareholders  $      (0.03) $      (0.04)
                                                  ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          25,416,700    16,402,100
                                                  ============  ============

     See accompanying notes to the consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, (Unaudited)
                                                      2004          2003
                                                  ------------  ------------

NET SALES                                         $  3,822,700  $  2,271,500

  Cost of goods sold                                 2,518,200     1,400,600
                                                  ------------  ------------

GROSS PROFIT                                         1,304,500       870,900

  Selling, general and administrative expense        3,067,600     2,264,500
                                                  ------------  ------------

OPERATING LOSS                                      (1,763,100)   (1,393,600)

OTHER INCOME & EXPENSES
  Interest expense, net                                (27,600)     (114,700)
  Other income, net                                     10,800        39,200
                                                  ------------  ------------
LOSS FROM OPERATIONS                                (1,779,900)   (1,469,100)

  Preferred stock dividends - in kind                 (251,700)      (27,000)
                                                  ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS      $ (2,031,600) $ (1,496,100)
                                                  ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED
  - Net loss attributable to common shareholders  $      (0.08) $      (0.09)
                                                  ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          24,887,000    15,789,200
                                                  ============  ============


      See accompanying notes to the consolidated financial statements

                                                      ALANCO TECHNOLOGIES, INC.


                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CERTAIN SHAREHOLDERS' EQUITY AND PREFERRED
                               STOCK ACCOUNTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 (Unaudited)

                                    Common Stock             Preferred Stock - Ser A  Preferred Stock - Ser B    Treasury Stock
                                Shares        Dollars         Shares       Dollars       Shares    Dollars     Shares      Dollars
                                ----------  ------------     ---------   -----------     ------  ---------     -------   ----------

Balances at  06/30/04           23,732,800  $ 69,334,700     2,476,800   $ 2,956,100     60,200  $ 602,800     500,000   $ (375,100)

Preferred dividends in kind          -             -           147,800       221,800      3,000     30,000        -           -
Shares issued for services          57,500        59,900          -             -           -         -           -           -
Options and Warrants exercised   2,188,200     1,145,600          -             -           -         -           -           -
Other                                -           (33,200)         -             -           -         -           -           -
                                ----------  ------------     ---------   -----------     ------  ---------     -------   ----------
Balances at 12/31/04            25,978,500  $ 70,507,000     2,624,600   $ 3,177,900     63,200  $ 632,800     500,000   $ (375,100)


                                                   See accompanying notes to the consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                       2004          2003
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                           $ (1,779,900) $ (1,469,100)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                     168,100       172,800
     Stock and warrants issued for services             59,900        60,200
     Income from assets held for sale                  (10,800)       (8,600)
     Gain on disposal of asset                            -           (1,000)
   Changes in:
     Accounts receivable, net                         (334,400)         (100)
     Inventories, net                                   21,900       366,700)
     Costs in excess of billings and estimated
       earnings on uncompleted contracts               (55,500)         -
     Prepaid expenses and other current assets         (75,300)      (76,800)
     Accounts payable and accrued expenses             269,400       185,500)
     Deferred revenue                                  123,100       (16,600)
     Billings and estimated earnings in excess
       of costs on uncompleted contracts               (25,800)         -
     Other assets                                        5,300         6,100
                                                  ------------  ------------
  Net cash used in operating activities             (1,634,000)     (885,300)
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale                   40,500        43,900
   Collection of notes receivable                       55,000       142,500
   Purchase of property, plant and equipment           (75,500)      (14,000)
   Proceeds from the sale of property, plant
     and equipment                                        -            5,200
   Goodwill, acquisition                                  -           (5,000)
   Patent renewal and other                             (1,800)         -
                                                  ------------  ------------
   Net cash provided by investing activities            18,200       172,600
                                                  ------------  ------------

        See accompanying notes to the consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            FOR THE SIX MONTHS ENDED DECEMBER 31, (Continued)

                                                      2004           2003
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on borrowings                                -         1,205,000
   Repayment on borrowings                              (3,500)   (1,780,800)
   Subscriptions receivable                              -           899,200
   Net proceeds from sale of Preferred Stock             -           102,400
   Net proceeds from sale of Common Stock            1,112,400     1,248,300
                                                  ------------  ------------
   Net cash provided by  financing  activities       1,108,900     1,674,100
                                                  ------------  ------------

NET DECREASE  IN CASH                                 (506,900)      (38,600)

CASH AND CASH EQUIVALENTS, beginning of period       1,975,600        97,700
                                                  ------------  ------------

CASH AND CASH EQUIVALENTS, end of period          $  1,468,700  $     59,100
                                                  ============  ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Net cash paid during the period for interest   $     16,700  $    114,700
                                                  ============  ============

   Non-Cash Activities:
     Value of stocks and warrants issued for
       services                                   $     59,900  $     60,200
                                                  ============  ============
     Series B preferred stock dividend, in kind   $     30,000  $     27,000
                                                  ============  ============
     Series A preferred stock dividend, in kind   $    221,800  $      -
                                                  ============  ============
     Value of treasury stock redeemed in
       preferred stock and warrant issuance       $      -      $    198,300
                                                  ============  ============
     Value of treasury stock cancelled            $      -      $  1,907,200
                                                  ============  ============
     Conversion of debt to equity                 $      -      $    250,000
                                                  ============  ============


       See accompanying notes to the consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2004

Note A - Basis of Presentation and Recent Accounting Pronouncements

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business segments: Computer Data Storage Segment and RFID Technology Segment.

         The unaudited condensed consolidated balance sheet as of December 31, 2004 and the related unaudited condensed consolidated statements of operations and cash flows for the three months and six months ended December 31, 2004 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company's financial statements for the six months ended December 31, 2004 and 2003. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts presented below.

                           ALANCO TECHNOLOGIES, INC.


                                                  6 months ended December 31,
                                                      2004          2003
                                                  ------------  ------------
Net loss, as reported                             $ (2,031,600) $ (1,496,100)
Add: Stock-based Employee compensation expense
     included in reported income, net of related
     tax effects                                         -             -

Deduct: Total stock-based Employee compensation
     expense determined under fair value based
     methods for all awards, net of related tax
     effects                                      $    (43,500)  $  (245,700)
                                                  ------------  -------------

Pro forma net loss                                $ (2,075,100)  $(1,741,800)
                                                  ============  ============
Net loss per common share, basic and diluted
  as reported                                     $      (0.08)  $     (0.09)
                                                  ============  ============
     Pro forma                                    $      (0.08)  $     (0.11)
                                                  ============  ============

Weighted average common shares                      24,887,000    16,402,100
                                                  ============  ============

During the six months ended December 31, 2004, the Company granted employee stock options to purchase 75,000 shares of the Company's Class A Common Stock at an average purchase price of $1.20, market price on date granted. The fair value of option grants is estimated as of the date of grant, in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model, with the assumptions substantively utilized in the year-end financial statements.

Recent Accounting Pronouncements -In November 2004, the FASB issued Statement No. 151 ("SFAS 151"), "Inventory Cost - An Amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. Currently, we do not have any inventory items that fall into the classifications discussed, accordingly, adoption of SFAS 151 does not have a significant impact on our financial statements.

In December 2004, the FASB issued Statement No. 152 ("SFAS 152"), "Accounting for Real Estate Time-Sharing Transactions -- An Amendment of Statements 66 and 67." SFAS 152 amends SFAS 66 and 67 to reference the financial accounting and reporting guidance for real estate time-sharing transactions and to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Currently, the Company does not have any real estate transactions. Accordingly, adoption of SFAS 152 does not have a significant impact on our financial statements.

In December 2004, the FASB issued Statement No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of SFAS 153 does not have a significant impact on our financial statements.

In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment". This Statement focuses primarily on accounting for transactions in

                           ALANCO TECHNOLOGIES, INC.

which an entity obtains employee services in share-based payment transactions. It requires that the fair-value-based method be used to account for these transactions for all public entities. This Statement is effective for small business issuers for the first reporting period after December 15, 2005 and will effect any stock based compensation for options issued after that date, or not vested as of that date..

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of December 31 and June 30, 2004 are summarized as follows:


                                                  December 31,    June 30,
                                                      2004          2004
                                                  ------------  ------------
                                                  (unaudited)
Raw materials and purchased parts                 $  2,186,000  $  1,894,700
Work-in-progress                                       141,700       198,300
Finished goods                                         203,700       279,300
                                                  ------------  ------------
                                                     2,531,400     2,372,300
Less reserves for obsolescence                        (271,000)      (90,000)
                                                  ------------  ------------
                                                  $  2,260,400  $  2,282,300
                                                  ============  ============

Note C - Contracts In Process

         Costs incurred, estimated earnings and billings in the RFID Technology segment, related to contracts for the installation of TSI PRISM system in process at December 31, 2004 and June 30, 2004 consist of the following:


                                                  December 31,    June 30,
                                                      2004          2004
                                                  ------------  ------------
                                                   (unaudited)
Costs incurred on uncompleted contracts           $    240,200  $    117,300
Estimated gross profit earned to date                  168,000        58,200
                                                  ------------  ------------
Revenue earned to date                                 408,200       175,500
Less Billing to date                                  (352,700)     (201,300)
                                                  ------------  ------------
Costs and estimated earnings in excess of
     Billing (billing in excess of costs and
     earnings)                                    $     55,500   $   (25,800)
                                                  ============  ============

Note D - Deferred Revenue

         Deferred Revenues at December 31, 2004 and June 30, 2004 consist of the following:

                                                  December 31,    June 30,
                                                      2004          2004
                                                  ------------  ------------
                                                   (unaudited)
Extended warranty revenue                         $    150,300  $     27,200
Less - current portion                                (150,300)      (27,200)
                                                  ------------  ------------
                                                  $      -      $      -
                                                  ============  ============

                           ALANCO TECHNOLOGIES, INC.

Note E - Loss Per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2004 there were 3,803,750 potentially dilutive securities outstanding.

Note F - Equity

         During the six months ended December 31, 2004, the Company issued a total of 2,245,700 shares of the Company's Class A Common Stock. Included were 2,188,200 shares issued upon exercise of outstanding warrants and options generating $1,145,600 in proceeds to the Company. The balance of 57,500 shares, valued at $59,900 fair market value, were issued in exchange for services rendered to the Company.

         The Company declared dividends on the Company's preferred shares during the six months and paid the dividends-in-kind through the issuance of 147,800 shares of Series A Preferred Stock valued at $221,800 and 3,000 shares of Series B Preferred Stock valued at $30,000. The Preferred Stock is more fully discussed in the Form-10KSB for the year ended June 30, 2004.

                           ALANCO TECHNOLOGIES, INC.


Note G -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):



                                     Six Months Ended 12/31   Three Months Ended 12/31
                                       2004         2003         2004        2003
                                    -----------  -----------  -----------  -----------
Revenue
       Data Storage                 $ 3,187,500  $ 2,246,700  $ 1,821,800  $ 1,211,300
       RFID Technology                  635,200       24,800      263,700       22,800
                                    -----------  -----------  -----------  -----------
  Total Revenue                       3,822,700    2,271,500    2,085,500    1,234,100
                                    ===========  ===========  ===========  ===========

Gross Profit
       Data Storage                   1,047,000      863,900      567,100      468,000
       RFID Technology                  257,500        7,000      116,000       10,200
                                    -----------  -----------  -----------  -----------
  Total Gross Profit                  1,304,500      870,900      683,100      478,200
                                    -----------  -----------  -----------  -----------

Gross Margin
       Data Storage                        32.8%        38.5%        31.1%        38.6%
                                    -----------  -----------  -----------  -----------
       RFID Technology                     40.5%        28.2%        44.0%        44.7%
                                    -----------  -----------  -----------  -----------
       Overall Gross Margin                34.1%        38.3%        32.8%        38.7%
                                    -----------  -----------  -----------  -----------

Selling, General & Administrative
   Expense
       Data Storage                     878,500      822,100      433,300      404,000
       RFID Technology                1,393,900      993,700      703,900      497,400
                                    -----------  -----------  -----------  -----------
  Total Segment Operating Expense     2,272,400    1,815,800    1,137,200      901,400
                                    -----------  -----------  -----------  -----------

Operating Profit (Loss)
       Data Storage                     168,500       41,800      133,800       64,000
       RFID Technology               (1,136,400)    (986,700)    (587,900)    (487,200)
       Corporate Expense               (795,200)    (448,700)    (411,700)    (243,300)
                                    -----------  -----------  -----------  -----------
  Operating Loss                     (1,763,100)  (1,393,600)    (865,800)    (666,500)
                                    ===========  ===========  ===========  ===========

Depreciation & Amortization
       Data Storage                       8,000       15,500        4,400        7,500
       RFID Technology                  158,700      153,800       80,300       76,900
       Corporate                          1,400        3,500          700        1,100
                                    -----------  -----------  -----------  -----------
  Total Depreciation & Amortization $   168,100 $   172,800  $     85,400  $    85,500
                                    ===========  ===========  ===========  ===========


Note H - Related Party Transactions

         The Company has a line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2004, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors.

                           ALANCO TECHNOLOGIES, INC.

Note I - Line of Credit

         At December 31, 2004, the Company had an outstanding balance of $500,000, which is presented as line of credit balance due. The balance is under a $1.3 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and modified in April and October of 2003. Under the Agreement, the Company must maintain a minimum balance due under the line of at least $500,000 through the July 1, 2005 expiration date. At December 31, 2004, the Company had $800,000 available under the line of credit agreement.

Note J - Litigation

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2004. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend against the action. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial. The Company intends to pursue legal expense reimbursement from both the Company's insurance carrier and the Plaintiffs in the litigation matters.

Note K - Subsequent Events

         In January 2005, Arraid, Inc., a wholly owned subsidiary in the Company's Data Storage segment, was awarded a $655,000 contract by the United States Air Force to provide Arraid's proprietary emulation module (AEM) disc drive replacements for ground-based testing equipment supporting the Cruise Missile Program. Arraid is scheduling this contract for completion during the second half of the current fiscal year ended June 30, 2005.

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

                           ALANCO TECHNOLOGIES, INC.

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

Results of Operations

(A) Three months ended 12/31/2004 versus 12/31/2003

Sales
         Consolidated sales for the quarter ended December 31, 2004 was $2,085,500, compared to $1,234,100 for the comparable quarter of the previous year, an increase of $851,400, or 69%. The increase is attributed to sales increases in the Data Storage segment, which increased $610,500 to $1,821,800 in the current quarter from $1,211,300 reported for the three months ended December 31, 2003; and the RFID Technology segment, which reported a sales increase to $263,700 in the quarter ended December 31, 2004 compared to $22,800 for the comparable quarter in the prior fiscal year. The increase in Data Storage segment sales compared to the previous year resulted from increased demand for the Company's data storage products as companies increased technology expenditures in reaction to improving economic conditions. Sales of the RFID Technology segment increased due to system warranty revenue and revenue from the current contract in progress. The same quarter in the prior fiscal year had been negatively affected by prison contract and funding postponements caused by fiscal budgetary constraints.

Gross Profit and Operating Expenses
         Gross profit generated during the quarter amounted to $683,100, an increase of $204,900, or 43%, when compared to the same quarter of the prior year. Gross margins decreased from 39% for the quarter ended

                           ALANCO TECHNOLOGIES, INC.



December 31, 2003 to 33 for the current quarter. The decrease in gross margin resulted primarily from a change in product mix to lower gross margin products in the Data Storage segment.

         Selling, general and administrative expenses for the current quarter increased to $1,548,900, a $404,200 increase, or 35%, when compared to $1,144,700 incurred in the comparable quarter of fiscal year 2004. The major components of the increase in selling, general and administrative expense were increases of approximately $134,000 in legal expense related to the litigation in which the Company is currently involved (See Litigation Footnote), an increase in R&D expenditures of $100,000 related to new technology in the RFID Technology segment that reduced the value of existing inventory, increases in sales commissions related to Data Storage segment sales growth and TSI Technology segment's continued aggressive development in the core United States prison market.

Operating Loss
         The Operating Loss for the quarter was ($865,800) compared to a loss of ($666,500) for the same quarter of the prior year, an increase of 30%. The increased loss resulted primarily from increased legal expenses and R&D expenditures for the current quarter compared to the comparable quarter of the prior fiscal year.

Interest and Dividends Expense
         Interest expense for the quarter amounted to $11,200 compared to interest expense of $32,000 for the same quarter in the prior year. The interest expense reduction resulted from a decrease in average borrowing during the quarter accomplished by the Company's effort in raising additional working capital. The Company paid quarterly in-kind Series B Preferred Stock dividends with values of $15,000 and $14,500 in the quarters ended December 31, 2004 and 2003, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended December 31, 2004 amounted to ($886,200), or ($.03) per share, compared to a loss of ($675,900), or ($.04) per share, in the comparable quarter of the prior year. Although the Company has shown improved operating results in its Data Storage segment and anticipates improved future operating results in its RFID Technology segment as the economy improves, actual results in both the Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.


(B) Six months ended 12/31/2004 versus 12/31/2003

Sales
         Consolidated Sales for the six months ended December 31, 2004 was $3,822,700, an increase of $1,551,200, or 68%, compared to $2,271,500 reported for the comparable period of the previous year. The increase is attributed to revenue increases in the Company's Data Storage segment which reported sales for the six months of $3,187,500, an increase of $940,800, or 42%, compared to $2,246,700 reported for the six months ended December 31, 2003, and the RFID Technology segment, which reported six months' sales of $635,200 compared to $24,800 for the comparable period in the prior fiscal year.

                           ALANCO TECHNOLOGIES, INC.

Gross Profit and Operating Expenses
         Gross profit generated during the six months amounted to $1,304,500, an increase of $433,600, or 50% when compared to the same period of the prior year. Gross margins decreased from 38% for the six months ended December 31, 2003 to 34% for the current period. The decrease in gross margin resulted primarily from a change in product mix to lower gross margin products in the Data Storage segment.

         Selling, general and administrative expenses for the six months ended December 31, 2004 increased to $3,067,600, a $803,100 increase, or 36%, when compared to $2,264,500 incurred in the comparable period of fiscal year 2004. The major components of the increase in selling, general and administrative expense were increases of approximately $303,000 in legal expense, an increase in R&D expenditures of $175,000 related to new technology in the RFID Technology segment that reduced the value of existing inventory, increases in sales commissions related to increases in Data Storage segment sales and TSI Technology segment's continued aggressive development in the core United States prison market, including the recently established lobbying activities in key states.

Operating Loss
         The Operating Loss for the six-month period was ($1,763,100) compared to a loss of ($1,393,600) for the same six-month period of the prior fiscal year, an increase of 27%. The increased loss resulted from increased legal expenses and R&D expenditures for the current period compared to the comparable six-month period of the prior year.

Interest and Dividends Expense
         Interest expense for the six months ended December 31, 2004 amounted to $27,600 compared to interest expense of $114,700 for the same six-month period in the prior year. The reduction in interest expense resulted from a decrease in average borrowing during the period accomplished by the Company's successful effort in raising additional working capital. The Company paid in-kind Preferred Stock dividends with values of $251,700 and $27,000 in the six months ended December 31, 2004 and 2003, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the six months ended December 31, 2004 amounted to ($2,031,600), or ($.08) per share, compared to a loss of ($1,496,100), or ($.09) per share, in the comparable period of the prior year. Although the Company has shown improved operating results in its Data Storage segment and anticipates improved future operating results in its RFID Technology segment as the economy improves, actual results in both the Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at December 31, 2004 exceeded current liabilities by $2,794,200, resulting in a current ratio of 2.29 to 1. At June 30, 2004 the Company's current assets exceeded current liabilities by $3,721,000, reflecting a current ratio of 3.85 to 1. The decrease in the current ratio at December 31, 2004 when compared to June 30, 2004 resulted from losses incurred during the period and the reclassification of $500,000 credit line payable to current liabilities at December 31, 2004 from long-term notes payable at June 30, 2004. The reclassification was required to reflect the July 1, 2005 termination date of the existing line of credit agreement. Accounts receivable of $991,600 at December 31, 2004, reflects an increase of $334,400, or 50%, when compared to the $657,200 reported as consolidated accounts receivable at June 30, 2004. The accounts receivable balance at December 31, 2004 represented forty-seven days' sales in receivables compared to forty-eight days' sales at June 30, 2004.

                           ALANCO TECHNOLOGIES, INC.

         Consolidated inventories at December 31, 2004 amounted to $2,260,400, a decrease of $21,900, or 1%, when compared to $2,282,300 at June 30, 2004. The December 31, 2004 reflects an inventory turnover of 2.5 compared to 1.4 at June 30, 2004. Although the December 31, 2004 balance reflects only a slight decrease from the June 30, 2004 balance, it is a much larger increase when compared to inventory levels of prior reporting periods and reflects management's continued anticipated revenue increases for both the Data Storage segment and the RFID Technology segment.

         At December 31, 2004, the Company had an outstanding balance of $500,000 under a $1.3 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 4%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At December 31, 2004, the Company had $800,000 available under the line of credit. See Line of Credit Footnote I for additional discussion of the existing line of credit agreement.

         Cash used in operations for the six-month period was $1,634,000, a decrease of $251,300 when compared to cash used in operations of $1,885,300 for the comparable period ended December 31, 2003. The decrease was due primarily to increases in accounts payable offset by an increase in loss from operations for the period.

         During the six months ended December 31, 2004, the Company reported cash flows from investing activities of $18,200, including collecting $55,000 in notes receivable, purchasing $75,500 of additional equipment and raising $40,500 from the sale of assets held for sale. For the six months ended December 31, 2003, the Company reported $172,600 of cash flow from investing activities, including collecting notes receivable of $142,500, purchasing additional equipment in the amount of $14,000 and raising $49,100 from the sale of property, plant & equipment and assets held for sale.

         Cash provided by financing activities for the six months ended December 31, 2004 consisted primarily of $1.1 million in proceeds received from the sale of common stock. Cash provided by financing activities during the same period in the prior fiscal year included the collection of subscription receivables in the amount of $899,200 and net proceeds from the sale of common and preferred stock of $1,350,700, offset by net repayment on borrowings during the period of $575,800.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2005 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing or sale of stock. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at December 31, 2004. If additional working capital was required and the Company was unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. See Footnote F - Equity for additional information related to working capital raised by the Company during the six months ended December 31, 2004, necessary to achieve planned operating results for the current fiscal year.

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

                           ALANCO TECHNOLOGIES, INC.

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

PART II.  OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2004. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the actions. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc. and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial. The Company intends to pursue legal expense reimbursement from both the Company's insurance carrier and the Plaintiffs in the litigation matters.


Item 2.  CHANGES IN SECURITIES

         During the six months ended December 31, 2004, the Company issued 147,800 shares of Series A Preferred Stock and 3,000 Shares of Series B Preferred Stock as dividend in-kind payments, 2,188,200 shares of Class A Common Stock for the exercise of existing warrants and options and 57,500 shares of Common Stock for services rendered.

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

Date:    February 11, 2005

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

Date:    February 11, 2005
/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

                           ALANCO TECHNOLOGIES, INC.



EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended December 31, 2004 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   February 11, 2005
                                         /s/ Robert R. Kauffman
                                         ----------------------
                                         Robert R. Kauffman
                                         Chief Executive Officer

                                         /s/ John A. Carlson
                                         ----------------------
                                         John A. Carlson
                                         Chief Financial Officer