Form 10QSB
period 2005-03-31
ALANCO TECHNOLOGIES INC
filed 2005-05-16
CIK 98618

ALANCO TECHNOLOGIES, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


        X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      ----
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     ----
        For the transition period from         to
                                      --------   --------

                          Commission file number 0-9347

                            ALANCO TECHNOLOGIES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

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

              As of May 1, 2005 there were 26,095,200 shares, net of
              ------------------------------------------------------
                  treasury shares, of common stock outstanding
                  --------------------------------------------

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

                            ALANCO TECHNOLOGIES, INC.


                                      INDEX

                                                                    Page Number

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited)
                   March 31, 2005 and June 30,2004. .........................3

              Condensed Consolidated Statements of Operations (Unaudited)
                   For the three months ended March 31, 2005 and 2004........4

              Condensed Consolidated Statements of Operations (Unaudited)
                   For the nine months ended March 31, 2005 and 2004.........5

              Changes in Certain Equity and Preferred Stock Accounts
                   (Unaudited)for the nine months ended March 31, 2005.......6

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                   For the nine months ended March 31, 2005 and 2004.........7

         Notes to Condensed Consolidated Financial Statements (Unaudited)....9
              Note A - Basis of Presentation and Recent Accounting
                       Pronouncements
              Note B - Inventories
              Note C - Contracts in Process
              Note D - Deferred Revenue
              Note E - New Commitments
              Note F - Loss per Share
              Note G - Equity
              Note H - Industry Segment Data
              Note I - Related Party Transactions
              Note J - Line of Credit
              Note K - Litigation
              Note L - Subsequent Event

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................14

         Item 3.  Controls and Procedures...................................19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................19

         Item 2.  Changes in Securities.....................................19

         Item 6.   Exhibits.................................................20

                            ALANCO TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2005 AND JUNE 30, 2004

                                                   March 31, 2005 June 30, 2004
                                                    ------------  ------------
ASSETS                                               (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                        $    613,000  $  1,975,600
   Accounts receivable, net                            1,053,500       657,200
   Notes receivable, current                              45,000             -
   Inventories, net                                    2,257,600     2,282,300
   Prepaid expenses and other current assets             411,400       110,600
                                                    ------------  ------------
      Total current assets                             4,380,500     5,025,700
                                                    ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET                       257,000       247,500
                                                    ------------  ------------

OTHER ASSETS
   Goodwill and other intangible assets, net           5,935,100     6,048,000
   Long-term notes receivable, net                        11,000        68,000
   Net assets held for sale                              107,400       156,100
   Other assets                                           35,300        40,600
                                                    ------------  ------------
     Total other assets                                6,088,800     6,312,700
                                                    ------------  ------------
TOTAL ASSETS                                        $ 10,726,300  $ 11,585,900
                                                    ============  ============

LIABILITIES AND  SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses            $  1,563,200  $  1,246,500
   Notes payable and capital leases, current                   -         5,200
   Billings in excess of cost and est earnings
     on uncompleted contracts                                           25,800
   Deferred revenue, current                             105,200        27,200
                                                    ------------  ------------
     Total Current Liabilities                         1,668,400     1,304,700

LONG TERM LIABILITIES
   Notes payable and capital leases, long term           814,100       814,100
   Preferred Stock - Series B,  66,300 and 61,500
     shares issued and outstanding, respectively         650,000       602,800
                                                    ------------  ------------
TOTAL LIABILITIES                                      3,132,500     2,721,600
                                                    ------------  ------------

SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible,
     2,781,200 and 2,476,800 shares issued and
     outstanding, respectively                         3,412,700     2,956,100
   Common Stock- 25,995,400, and 23,232,800 shares
     outstanding, net of 500,000 shares of Treasury
     Stock                                            70,619,700    68,959,600
   Accumulated deficit                               (66,438,600)  (63,051,400)
                                                    ------------  ------------
    Total shareholders' equity                         7,593,800     8,864,300
                                                    ------------  ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 10,726,300  $ 11,585,900
                                                    ============  ============

       See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)
                                                        2005          2004
                                                    ------------  ------------

NET SALES                                           $  1,531,200  $  1,221,100

   Cost of goods sold                                    975,300       780,000
                                                    ------------  ------------

GROSS PROFIT                                             555,900       441,100

   Selling, general and administrative expense         1,712,200     1,173,700
                                                    ------------  ------------

OPERATING LOSS                                        (1,156,300)     (732,600)

OTHER INCOME & EXPENSES
   Interest expense, net                                 (11,200)      (21,500)
   Other income,  net                                     63,900         9,000
                                                    ------------  ------------
LOSS FROM OPERATIONS                                  (1,103,600)     (745,100)

   Preferred stock dividends-paid in kind               (252,000)     (218,200)
                                                    ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $ (1,355,600) $   (963,300)
                                                    ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED
   - Net loss attributable to common shareholders   $      (0.05) $      (0.05)
                                                    ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            25,514,500    17,875,500
                                                    ============  ============

         See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, (Unaudited)
                                                        2005          2004
                                                    ------------  ------------

NET SALES                                           $  5,353,900  $  3,492,600

   Cost of goods sold                                  3,493,500     2,180,600
                                                    ------------  ------------

GROSS PROFIT                                           1,860,400     1,312,000

   Selling, general and administrative expense         4,779,800     3,445,900
                                                    ------------  ------------

OPERATING LOSS                                        (2,919,400)   (2,133,900)

OTHER INCOME & EXPENSES
   Interest expense, net                                 (38,800)     (128,600)
   Other income, net                                      74,700        48,300
                                                    ------------  ------------
LOSS FROM OPERATIONS                                  (2,883,500)   (2,214,200)

   Preferred stock dividends-paid in kind               (503,700)     (245,200)
                                                    ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $ (3,387,200) $ (2,459,400)
                                                    ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED
   - Net loss attributable to common shareholders   $      (0.13) $      (0.15)
                                                    ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            25,118,000    16,479,500

                                                    ============  ============

          See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CERTAIN SHAREHOLDERS' EQUITY AND PREFERRED
                            STOCK ACCOUNTS FOR THE NINE MONTHS ENDED MARCH 31, 2005 (Unaudited)

                                                                       Preferred Stock        Preferred Stock
                                              Common Stock               - Ser A                - Ser B          Treasury Stock
                                           Shares        Dollars      Shares     Dollars     Shares   Dollars   Shares    Dollars
                                           -----------------------   ---------------------   ----------------   ------------------

Balances at 06/30/04                       23,732,800 $ 69,334,700   2,476,800 $ 2,956,100   61,500 $ 602,800   500,000 $(375,100)
Preferred dividends paid in kind                  -            -       304,400     456,600    4,800    47,200        -        -
Shares issued for services and prepayments    324,400      286,600         -           -        -         -          -        -
Options and Warrants exercised              2,438,200    1,333,100         -           -        -         -          -        -
Other                                             -         40,400         -           -        -         -          -        -
                                           -----------------------   ---------------------   ----------------   ------------------
Balances at 03/31/05                       26,495,400 $ 70,994,800   2,781,200 $ 3,412,700   66,300 $ 650,000   500,000 $(375,100)
                                           =======================   =====================   ================   ==================

                                See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       FOR THE NINE MONTHS ENDED MARCH 31

                                                        2005           2004
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                             $ (2,883,500) $ (2,214,200)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                       257,300       257,600
     Stock issued for services                            73,300        68,800
     Income from assets held for sale                    (74,800)      (17,600)
     Gain on disposal of asset                               -          (1,000)
   Changes in:
     Accounts receivable, net                           (396,300)       (3,300)
     Inventories, net                                     24,700      (840,700)
     Costs in excess of billings and
     estimated earnings on uncompleted
     contracts                                           (49,900)
                                                         (64,200)      (89,000)
     Accounts payable and accrued expenses               316,700        62,100
     Deferred revenue                                     78,000       (41,700)
     Billings and estimated earnings in
     excess of costs on uncompleted
     contracts                                           (25,800)          -
     Other assets                                          5,300        12,300
                                                    ------------  ------------
   Net cash used in operating activities              (2,689,300)   (2,856,600)
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale                    123,400        70,000
   Collection of notes receivable, net                    12,000       195,000
   Purchase of property, plant and equipment            (101,700)      (17,100)
   Proceeds from the sale of property, plant
     and equipment                                           -           5,200
   Goodwill, acquisition                                     -          (5,000)
   Patent renewal and other                               (1,800)          -
                                                    ------------  ------------
   Net cash provided by investing activities              31,900       248,100
                                                    ------------  ------------

       See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE NINE MONTHS ENDED MARCH 31, (Continued)

                                                        2005          2004
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on borrowings                         $        -    $  2,054,500
     Repayment on borrowings                              (5,200)   (2,159,900)
     Subscriptions receivable                                -         899,200
     Net proceeds from sale of Preferred Stock               -         102,400
     Net proceeds from sale of Common Stock            1,300,000     1,641,000
                                                    ------------  ------------
     Net cash provided by financing  activities        1,294,800     2,537,200
                                                    ------------  ------------

NET DECREASE IN CASH                                  (1,362,600)      (71,300)

CASH AND CASH EQUIVALENTS, beginning of period         1,975,600        97,700
                                                    ------------  ------------

CASH AND CASH EQUIVALENTS, end of period            $    613,000  $     26,400
                                                    ============  ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Net cash paid during the period for interest     $     38,800  $     69,700
                                                    ============  ============

   Non-Cash Activities:
     Shares issued in payment of accounts payable   $        -  $      245,000
                                                    ============  ============
     Value of stocks and warrants issued for
       services                                     $    336,800  $     68,800
                                                    ============  ============
     Value of warrants issued for credit line
       extension                                    $     23,300  $        -
                                                    ============  ============
     Series B preferred stock dividend, paid in
       kind                                         $     47,200  $     41,900
                                                    ============  ============
     Series A preferred stock dividend, paid in
       kind                                         $    456,600  $    203,200
                                                    ============  ============
     Value of treasury stock redeemed in
       preferred stock and warrant issuance         $       -     $    198,400
                                                    ============  ============
     Value of treasury stock cancelled              $       -     $  1,907,200
                                                    ============  ============
     Conversion of debt to equity                   $       -     $    250,000
                                                    ============  ============

         See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2005

Note A - Basis of Presentation and Recent Accounting Pronouncements

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business segments: Computer Data Storage Segment and RFID Technology Segment.

         The unaudited condensed consolidated balance sheet as of March 31, 2005, the related unaudited condensed consolidated statements of operations for the three months and nine months ended March 31, 2005 and the related unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2005 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company's financial statements for the nine months ended March 31, 2005 and 2004. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts presented below.

                            ALANCO TECHNOLOGIES, INC.

                                                     9 months ended March 31,
                                                         2005         2004
                                                    ------------  ------------
Net loss, as reported                             $   (3,387,200) $ (2,459,400)
Add: Stock-based Employee compensation expense
   included in reported income, net of related
   tax effects                                               -             -

Deduct: Total stock-based Employee compensation
   expense determined under fair value based
   methods for all awards, net of related tax
   effects                                        $     (178,050) $   (327,200)
                                                    ------------  ------------
Pro forma net loss                                $   (3,565,250) $ (2,786,600)
                                                   =============  ============
Net loss per common share, basic and diluted
   As reported                                    $        (0.13) $      (0.15)
                                                    ============  ============
   Pro forma                                      $        (0.14) $      (0.17)
                                                    ============  ============
Weighted average common shares                        25,118,000     6,479,500
                                                    ============  ============


         During the nine months ended March 31, 2005, the Company granted employee stock options to purchase 420,000 shares of the Company's Class A Common Stock at an average purchase price of $0.83, market price on date granted. The fair value of option grants is estimated as of the date of grant, in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model, with the assumptions substantively utilized in the year-end financial statements.

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

In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires that the fair-value-based method be used to account for these transactions for all public entities. This Statement is effective for small

                            ALANCO TECHNOLOGIES, INC.

business issuers for the first reporting period after December 15, 2005, subject to additional extensions granted by the SEC, and will effect any stock-based compensation for options issued after that date, or not vested as of that date.

Note B - Inventories

         Inventories have been recorded at the lower of cost or market. The composition of inventories as of March 31, 2005 and June 30, 2004 are summarized as follows:

                                                      March 31,     June 30,
                                                        2005          2004
                                                    ------------  ------------
                                                     (unaudited)
Raw materials and purchased parts                   $  2,257,300  $  1,894,700
Work-in-progress                                         140,300       198,300
Finished goods                                           184,000       279,300
                                                    ------------  ------------
                                                       2,581,600     2,372,300
Less reserves for obsolescence                          (324,000)      (90,000)
                                                    ------------  ------------
                                                    $  2,257,600  $  2,282,300
                                                    ============  ============

Note C - Contracts In Process

         Costs incurred, estimated earnings and billings in the RFID Technology segment, related to contracts for the installation of TSI PRISM system in process at March 31, 2005 and June 30, 2004 consist of the following:

                                                      March 31,      June 30,
                                                        2005           2004
                                                    ------------  ------------
                                                    (unaudited)
Costs incurred on uncompleted contracts             $    252,200  $    117,300
Estimated gross profit earned to date                    162,800        58,200
                                                    ------------  ------------
Revenue earned to date                                   415,000       175,500
Less Billing to date                                    (415,000)     (201,300)
                                                    ------------  ------------
Costs and estimated earnings in excess of
   Billing (billing in excess of costs and
   earnings)                                        $        -    $    (25,800)
                                                    ============  ============

Note D - Deferred Revenue

         Deferred Revenues at March 31, 2005 and June 30, 2004 consist of the following:

                                                      March 31,     June 30,
                                                        2005          2004
                                                    ------------  ------------
                                                    (unaudited)
Extended warranty revenue                           $    105,200  $     27,200
Less - current portion                                  (105,200)      (27,200)
                                                    ------------  ------------
Deferred revenue - long term                        $        -    $        -
                                                    ============  ============

                            ALANCO TECHNOLOGIES, INC.

Note E - New Commitments

         During March 2005, the Company entered into a technology license agreement ("License") with AeroScout, Inc., a San Mateo, California based company ("AeroScout"), a developer of RFID real-time location services technology utilizing 2.4 GHz wireless networking standards (the "RTLS Technology"). The License grants to Alanco an exclusive five-year worldwide license for the corrections market, to acquire, modify or combine the AeroScout
2.4 GHz technology with Alanco's TSI PRISM technology. The License requires royalty payments to AeroScout for units sold, prepayment of $180,000 (nonrefundable) to be paid over an eight-month period during fiscal year ending June 30, 2006 that may be applied to royalties and inventory purchases through the second year of the License, and minimum annual purchase requirements starting in the second year of the License. If these minimum requirements are not met, the Company may forfeit the right to the exclusive world-wide license.

Note F - Loss Per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2005 there were 3,803,750 potentially dilutive securities outstanding.

Note G - Equity

         During the nine months ended March 31, 2005, the Company issued a total of 2,762,600 shares of the Company's Class A Common Stock. Included were 2,438,200 shares issued upon exercise of outstanding warrants and options generating $1,333,100 in proceeds to the Company and 74,400 shares, valued at fair market value on date of issue of $73,300, in exchange for services rendered to the Company. The remaining 250,000 shares were issued as a prepayment for royalty payments and inventory purchases pursuant to minimum purchase requirements under a technology licensing agreement. The prepayment value for the 250,000 shares issued will be determined as market value on the effective date of the registration statement registering the shares. At March 31, 2005, the shares are valued, due to the lack of registration, at 90% of the March 31, 2005 market value, or $213,300.

         The Company granted five-year warrants to purchase 500,000 shares of the Company's Class A Common Stock at a strike price of $1.00 per share in conjunction with the execution of a five-year technology licensing agreement and issued 75,000 five-year warrants at $.90 per share relating to amending the Company's line of credit agreement. The warrants are valued under the Black-Scholes pricing model at approximately $50,000 and $23,000, respectively. The value for the warrant granted in conjunction with the execution of a five-year technology licensing agreement is recorded as technology licensing cost and is being amortized over a five-year period of the license agreement. The value of the warrant granted relating to amending the Company's line of credit agreement is being amortized over the term of the amended line of credit agreement.

         The Company declared dividends on the Company's preferred shares during the nine months and paid the dividends-in-kind through the issuance of 304,400 shares of Series A Preferred Stock valued at $453,700 and 4,800 shares of Series B Preferred Stock valued at $46,100. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2004.

                            ALANCO TECHNOLOGIES, INC.


Note H -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

                                    Nine Months Ended 03/31   Three Months Ended 03/31
                                      2005           2004         2005          2004
                                  ------------  ------------  ------------  ------------
Revenue
     Data Storage                 $  4,638,200  $  3,335,600  $  1,450,700  $  1,088,900
     RFID Technology                   715,700       157,000        80,500       132,200
                                  ------------  ------------  ------------  ------------
  Total Revenue                      5,353,900     3,492,600     1,531,200     1,221,100
                                  ============  ============  ============  ============
Gross Profit
     Data Storage                    1,579,400     1,227,700       532,400       363,800
     RFID Technology                   281,000        84,300        23,500        77,300
                                  ------------  ------------  ------------  ------------
  Total Gross Profit                 1,860,400     1,312,000       555,900       441,100
                                  ------------  ------------  ------------  ------------

Gross Margin
     Data Storage                         34.1%         36.8%         36.7%         33.4%
                                  ------------  ------------  ------------  ------------
     RFID Technology                      39.3%         53.7%         29.2%         58.5%
                                  ------------  ------------  ------------  ------------
  Overall Gross Margin                    34.7%         37.6%         36.3%         36.1%
                                  ------------  ------------  ------------  ------------

Selling, General and
  Administrative Expense
     Data Storage                    1,351,700     1,222,700       473,100       398,100
     RFID Technology                 2,069,200     1,521,900       675,300       523,100
                                  ------------  ------------  ------------  ------------
  Total Segment Operating Expense    3,420,900     2,744,600     1,148,400       921,200
                                  ------------  ------------  ------------  ------------

Operating Profit (Loss)
     Data Storage                      227,700         5,000        59,300       (34,300)
     RFID Technology                (1,788,200)   (1,437,600)     (651,800)     (445,800)
     Corporate Expense, net         (1,358,900)     (701,300)     (563,800)     (252,500)
                                  ------------  ------------  ------------  ------------
  Operating Loss                  $ (2,919,400) $ (2,133,900) $ (1,156,300) $   (732,600)
                                  ============  ============  ============  ============
Depreciation and Amortization
     Data Storage                       14,500        22,800         6,500        20,100
     RFID Technology                   240,500       230,600        81,800        73,600
     Corporate                           2,300         4,200           900         2,100
                                  ------------  ------------  ------------  ------------
  Total Depreciation and
     Amortization                 $    257,300  $    257,600  $     89,200  $     95,800
                                  ============  ============  ============  ============

Note I - Related Party Transactions

         The Company has a $1.3 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2004, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors. During the quarter ended March 31, 2005, the Agreement was amended and the expiration date of the Agreement was extended to July 1, 2007. In consideration for amending the Agreement, the Company granted the lender a five-year warrant to purchase 75,000 shares of the Company's Class A Common Stock at a purchase price of $.90 per share.

                            ALANCO TECHNOLOGIES, INC.

Note J - Line of Credit

         At March 31, 2005, the Company had an outstanding balance of $500,000, which is presented as Notes Payable . The balance is under a $1.3 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and modified in April and October of 2003, and March 2005. Under the Agreement, the Company must maintain a minimum balance due under the line of at least $500,000 through the July 1, 2007 expiration date. At March 31, 2005, the Company had $800,000 available under the line of credit agreement.

Note K - Litigation

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2004. Due to internal governance issues affecting the plaintiff, the litigation has been indefinitely stayed. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend against the action. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial. The Company intends to pursue legal expense reimbursement from both the Company's insurance carrier and the Plaintiffs in the litigation matters.

Note L - Subsequent Events

         In April 2005 the Company announced it had been awarded a contract to develop and provide modified TSI PRISM inmate tracking technology for a prison pilot project in Europe that requires a wireless system transmitting over the European-approved 2.4 GHz band rather than the 900 MHz band utilized in Alanco's U.S.A. TSI PRISM installations. The project will utilize technology that combines TSI PRISM and AeroScout WiFi-based Real Time Locating Services ("RTLS") technologies. The European project marks the start of a formal partnership agreement between Alanco and AeroScout for Wi-Fi-based location and tracking solutions that meet the unique needs of the corrections market. The Company had entered into a technology agreement in March of 2005 that granted Alanco exclusive worldwide rights to distribute and create solutions based on AeroScout RTLS technology for the corrections market.

         The Company, in May of 2005, elected to modify the exercise price of warrants granted to four institutional investors to purchase a total of 700,000 shares of the Company's Class A Common Stock. The warrants were granted in conjunction with a private placement completed in April 2004. The warrants will expire on June 30, 2005 and were issued with an exercise price of $1.60. The exercise price of the warrants was modified to a formula basis as follows:

         The exercise price shall be determined as 90% of the average closing price for the ten (10) trading days prior to exercise of the warrant, excluding the date of exercise, with a maximum exercise price of $1.60 and a minimum exercise price of $1.10.

         The expiration date of the warrants remains June 30, 2005.

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

                            ALANCO TECHNOLOGIES, INC.

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

General

         Information on industry segments is incorporated by reference from Note H - Segment Reporting to the Condensed Consolidated Financial Statements.

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

                            ALANCO TECHNOLOGIES, INC.

         Long-lived assets and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Results of Operations

(A)      Three months ended 03/31/05 versus 03/31/04

Sales
         Consolidated sales for the quarter ended March 31, 2005 was $1,531,200, compared to $1,221,100 for the comparable quarter of the previous year, an increase of $310,100, or 25.4%. The increase is attributed to sales increases in the Data Storage segment, which increased $361,800 to $1,450,700 in the current quarter from $1,088,900 reported for the three months ended March 31, 2004. The RFID Technology segment reported a sales decrease to $80,500 in the quarter ended March 31, 2005 compared to $132,200 for the comparable quarter in the prior fiscal year. The increase in Data Storage segment sales compared to the previous year resulted from increased demand for the Company's data storage products as companies increased technology expenditures in reaction to improving economic conditions. Sales of the RFID Technology segment decreased due to a reduction in current contract in progress revenue resulting from the continued prison contract and funding postponements caused by fiscal budgetary constraints.

 Gross Profit and Operating Expenses
         Gross profit generated during the quarter amounted to $555,900, an increase of $114,800, or 26.0%, when compared to $441,100 reported for the same quarter of the prior year. Gross margins increased from 36.1% for the quarter ended March 31, 2004 to 36.3% for the current quarter. The increase in gross margin resulted from a change in product mix to higher gross margin products in the Data Storage segment.

         Selling, general and administrative expenses for the current quarter increased to $1,712,200, a $538,500 increase, or 45.9%, when compared to $1,173,700 incurred in the comparable quarter of fiscal year 2004. The major component of the increase in selling, general and administrative expense were increases of approximately $265,000 in legal expense related to the litigation in which the Company is currently involved (See Litigation Footnote), increases in sales commissions related to Data Storage segment sales growth and increases in engineering salaries, R&D expenditures and marketing costs related to the RFID Technology segment's continued aggressive development in the core United States prison market, including the recently established lobbying activities in key states.

Operating Loss
         The Operating Loss for the quarter was ($1,156,300) compared to a loss of ($732,600) for the same quarter of the prior year, an increase of 57.8%. The increased loss resulted primarily from increased legal expenses and increased development expenditures for the current quarter compared to the comparable quarter of the prior fiscal year in our RFID Technology segment.

Interest and Dividends Expense
         Interest expense for the quarter amounted to $11,200 compared to interest expense of $21,500 for the same quarter in the prior year. The interest expense reduction resulted from a decrease in average borrowing during the quarter accomplished by the Company's effort in raising additional working capital. The Company paid quarterly in-kind Series B Preferred Stock dividends with values of $252,000 and $218,200 in the quarters ended March 31, 2005 and 2004, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended March 31, 2005 amounted to ($1,355,600), or ($.05) per share, compared to a loss of ($963,300), or ($.05) per share, in the comparable quarter of the prior year. Although the Company has shown improved operating results in its Data Storage segment and anticipates improved future operating results in its RFID Technology segment as the economy improves, actual results in both the Data Storage segment and the RFID Technology segment may be affected by unfavorable economic

                            ALANCO TECHNOLOGIES, INC.

conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

(B)      Nine months ended 03/31/05 versus 03/31/04
Sales
         Consolidated sales for the nine months ended March 31, 2005 was $5,353,900, an increase of $1,861,300, or 53.3%, compared to $3,492,600 reported for the comparable period of the previous year. The increase is attributed to revenue increases in the Company's Data Storage segment which reported sales for the nine months of $4,638,200, an increase of $1,302,600, or 39.1%, compared to $3,335,600 reported for the nine months ended March 31, 2004, and the RFID Technology segment, which reported nine months' sales of $715,700 compared to $157,000 for the comparable period in the prior fiscal year.

Gross Profit and Operating Expenses
         Gross profit generated during the nine months amounted to $1,860,400, an increase of $548,400, or 41.8%, when compared to the $1,312,000 reported for the same nine-month period of the prior year. Gross margins decreased from 37.6% for the nine months ended March 31, 2004 to 34.7% for the current period. The decrease in gross margin resulted primarily from a change in product mix to lower gross margin products in the Data Storage segment.

Selling, General and Administrative Expenses
         Selling, general and administrative expenses for the nine months ended March 31, 2005 increased to $4,779,800, a $1,333,900 increase, or 38.7%, when compared to $3,445,900 incurred in the comparable period of fiscal year 2004. The major components of the increase in selling, general and administrative expense were increases of approximately $570,000 in legal expense related to the litigation in which the Company is currently involved (See Litigation Footnote), an increase in R&D expenditures of $225,000 related to new technology in the RFID Technology segment that reduced the value of existing inventory, increases in sales commissions related to increases in Data Storage segment sales and RFID Technology segment's continued aggressive development in the core United States prison market, including the recently established lobbying activities in key states.

Operating Loss
         The Operating Loss for the nine-month period was ($2,919,400) compared to a loss of ($2,133,900) for the same nine-month period of the prior fiscal year, an increase of 36.8%. The increased loss resulted primarily from increased legal expenses and R&D expenditures for the current period compared to the comparable nine-month period of the prior year.

Interest and Dividends Expense
         Interest expense for the nine months ended March 31, 2005 amounted to $38,800 compared to interest expense of $128,600 for the same nine-month period in the prior year. The reduction in interest expense resulted from a decrease in average borrowing during the period accomplished by the Company's successful effort in raising additional working capital. The Company paid in-kind Preferred Stock dividends with values of $503,700 and $245,200 in the nine months ended March 31, 2005 and 2004, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the nine months ended March 31, 2005 amounted to ($3,387,200), or ($.13) per share, compared to a loss of ($2,459,400), or ($.15) per share, in the comparable period of the prior year. Although the Company has shown improved operating results in its Data Storage segment and anticipates improved future operating results in its RFID Technology segment as the economy improves, actual results in both the Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

                            ALANCO TECHNOLOGIES, INC.

Liquidity and Capital Resources

         The Company's current assets at March 31, 2005 exceeded current liabilities by $2,712,100, resulting in a current ratio of 2.63 to 1. At June 30, 2004 the Company's current assets exceeded current liabilities by $3,721,000, reflecting a current ratio of 3.85 to 1. The decrease in the current ratio at March 31, 2005 when compared to June 30, 2004 resulted from losses incurred during the period. Accounts receivable of $1,053,500 at March 31, 2005, reflects an increase of $396,300, or 60.3%, when compared to the $657,200 reported as consolidated accounts receivable at June 30, 2004. The accounts receivable balance at March 31, 2005 represented fifty-three days' sales in receivables compared to fifty-one days' sales at June 30, 2004.
         .
         Consolidated inventories at March 31, 2005 amounted to $2,257,600, a decrease of $24,700, or 1%, when compared to $2,282,300 at June 30, 2004. The March 31, 2005 reflects an inventory turnover of 2.1 compared to 1.3 at June 30, 2004. Although the March 31, 2005 balance reflects only a slight decrease from the June 30, 2004 balance, it is a much larger increase when compared to inventory levels of prior reporting periods and reflects management's continued anticipated revenue increases for both the Data Storage segment and the RFID Technology segment.

         At March 31, 2005, the Company had an outstanding balance of $500,000 under a $1.3 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 4%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At March 31, 2005, the Company had $800,000 available under the line of credit. See Line of Credit Footnote J for additional discussion of the existing line of credit agreement.

         Cash used in operations for the nine- month period was $2,689,200, a decrease of $167,400 when compared to cash used in operations of $2,856,600 for the comparable period ended March 31, 2004. The decrease was due primarily to the stabilization in inventory values over the nine-month period ended March 31, 2005 when compared to the same period in the prior year, offset by an increase in loss from operations for the nine-month period.

         During the nine months ended March 31, 2005, the Company reported cash flows from investing activities of $31,800, compared to $248,100 reported for the nine months ended March 31, 2004. The reduction reflects the reduced collections of notes receivable balances and an increase in the purchase of property, plant and equipment, offset somewhat by the increase in net cash from discontinued operations.

         Cash provided by financing activities for the nine months ended March 31, 2005 consisted primarily of $1.3 million in net proceeds received from the sale of common stock. Cash provided by financing activities during the same period in the prior fiscal year included the collection of subscription receivables in the amount of $899,200 and net proceeds from the sale of common and preferred stock of $1,743,400, offset by net repayment on borrowings during the period of $105,400.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2006 and,

                            ALANCO TECHNOLOGIES, INC.

if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at March 31, 2005. If additional working capital was required and the Company was unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2006. See Footnote G - Equity for additional information related to working capital raised by the Company during the nine months ended March 31, 2005, necessary to achieve planned operating results for the current fiscal year results for fiscal year.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2004. Due to internal governance issues affecting the plaintiff, the litigation has been indefinitely stayed. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the actions. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc. and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial. The Company intends to pursue legal expense reimbursement from both the Company's insurance carrier and the Plaintiffs in the litigation matters.

Item 2.  CHANGES IN SECURITIES

         During the nine months ended March 31, 2005, the Company issued 304,400 shares of Series A Preferred Stock and 4,800 Shares of Series B Preferred Stock as dividend in-kind payments, 2,438,200 shares of Class A Common Stock for the exercise of existing warrants and options and 324,400 shares of Common Stock for services rendered.

                            ALANCO TECHNOLOGIES, INC.

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

                   ALANCO TECHNOLOGIES, INC.
                        (Registrant)
                                            /s/ John A. Carlson
                                            -------------------
                                            John A. Carlson
                                            Executive Vice President and
                                            Chief Financial Officer

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

Date:    May 16, 2005

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

Date:    May 16, 2005
/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

                            ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended March 31, 2005 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   May 16, 2005
                                            /s/ Robert R. Kauffman
                                            ----------------------
                                            Robert R. Kauffman
                                            Chief Executive Officer

                                            /s/ John A. Carlson
                                            ----------------------
                                            John A. Carlson
                                            Chief Financial Officer