Form 10KSB
period 2005-06-30
ALANCO TECHNOLOGIES INC
filed 2005-09-28
CIK 98618

FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2005
                          Commission file number 0-9347


                            ALANCO TECHNOLOGIES, INC.
                            -------------------------
            (Exact name of registrant as specified in its charter)


              Arizona                              86-0220694
            -------------------------------------------------------
            (State or other jurisdiction of     (I.R.S. Employer
            Incorporation or organization)      Identification No.)


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

                                  COMMON STOCK
                                 ---------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X    No
                                                         -----     -----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                     Yes   X   No
                                                         -----    -----

         The Registrant's revenues for the fiscal year ended June 30, 2005 were $7,184,200.

         State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $22,202,300 as of September 19, 2005.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 27,410,200 shares of Class A Common Stock (net of treasury shares) and no shares of Class B Common Stock as of September 19, 2005.

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

PART 1

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Alanco Technologies, Inc. was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries. Alanco (Nasdaq:
ALAN) is a provider of advanced information technology solutions with the Company's operations at the end of both fiscal year-end 2005 and 2004 diversified into two reporting business segments including: (i) design, production, marketing and distribution of RFID (Radio Frequency Identification) tracking technology, and (ii) manufacturing, marketing and distribution of data storage products.

         The Company acquired its RFID (Radio Frequency Identification) tracking technology known as the TSI PRISM system in May 2002 through the acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The Company continues to participate in the data storage market through two wholly-owned subsidiaries: Arraid, Inc., a manufacturer of proprietary storage products to upgrade older "legacy" computer systems; and Excel/Meridian Data, Inc., a manufacturer of Network Attached Storage ("NAS") systems and other storage related products for mid-range organizations.

RECENT BUSINESS DEVELOPMENTS

         Contract Award - In August of 2005, Alanco announced that it had been awarded a contract by the Colorado Department of Corrections for final design of a TSI PRISM system to be deployed at the Centennial Correctional Facility in Canon City, Colorado. Responding to a chronic shortage of prison space, Colorado will construct a new 948-bed maximum security level prison to be built adjacent to the Centennial facility, in Canon City, Colorado. Centennial will be utilized as a transition facility for maximum security inmates under consideration for custody level reclassification with the objective of significant operating cost reductions through relocation of inmates to lower security level facilities. The TSI PRISM system will be used to closely monitor inmates for compliance with prison rules and program participation. Those inmates who demonstrate progress toward rehabilitation can earn placement in prisons with lower security classifications. The Centennial project installation is expected to commence in Fall, 2005 at a project cost of approximately $750,000.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Warrant Exercise - Warrants with an expiration date of September 1, 2005, representing 700,000 shares of the Company's common stock were exercised on August 31, 2005 at an exercise price of $.80 per share, for a total purchase price of $560,000.

DESCRIPTION OF BUSINESS

RFID TECHNOLOGY SEGMENT

         The Company acquired, in May 2002, the operations of Technology Systems International, Inc., a Nevada Corporation ("TSIN"), developer of the proprietary TSI PRISM(TM) wireless RFID tracking technology utilized primarily in correctional facilities, security management and personnel monitoring. The acquisition was effected through a wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation, by the issuance of Alanco Class A Common Stock to purchase Seller's assets and assumption of specific liabilities of Seller. During the current fiscal year, the Company changed the name of Technology System International, Inc. to Alanco/TSI PRISM, Inc. ("ATSI").

         Marketing - ATSI markets its TSI PRISM(TM) RFID tracking system primarily in the United States, through the company's direct sales representatives and a network of lobbyists. The primary focus of the marketing effort has been directed at the domestic state correctional facilities market. However, during the current fiscal year, ATSI received a design contract from the largest county jail facility in the United States, representing a new market opportunity. In addition, ATSI received an order to provide transmitter technology for the corrections market in Europe.

         Raw Materials - The RFID Technology segment utilizes various domestic subcontractors for materials and parts used to manufacture its products. One domestic supplier represented approximately 34% of those purchases for fiscal year ended June 30, 2005. The same domestic supplier accounted for 46% of the segment's purchases of materials and parts for the year ended June 30, 2004. Additionally, one subcontractor who accounted for approximately $130,000 and $58,000 in installation billings during the twelve-month periods ended June 30, 2005 and 2004, respectively, completed all subcontracted installations during the periods.

         The Company anticipates continued concentration of vendor purchases; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

         Competitive Conditions - The TSI PRISM(TM) system is the only known wireless RFID continuous real-time tracking technology currently available to the correctional facilities market. There are other companies attempting to introduce area location and monitoring technologies in the correctional facilities market, offering an area or zone detection system. However, at this time these technologies are not capable of providing continuous real-time tracking.

         During fiscal year 2005, Alanco entered into a technology license agreement ("License") with a developer of RFID real-time location services technology utilizing 2.4 GHz wireless networking standards. The License grants to Alanco an exclusive five-year worldwide license for the corrections market, to acquire, modify or combine the 2.4 GHz technology with Alanco's 900 MHz TSI PRISM technology. The Company believes the 2.4 GHz technology has certain application advantages over the 900 MHz technology in international markets and in some segments of the U. S. corrections market. The License requires royalty payments on product sold and stipulates minimum annual purchase requirements starting in the second year of the License. As consideration for the License, Alanco agreed to make certain prepayments for future product purchases and granted a warrant to purchase 500,000 shares of Class A Common Stock at a price of $1.00 per share.

         Employees - The Company's RFID tracking segment employed eighteen and seventeen full-time employees as of June 30, 2005 and 2004, respectively.

         Seasonality of Business - Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to state and federal government customers that are affected by annual budget schedules and economic conditions.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Dependence Upon Key Customers - The RFID Technology segment is in an early stage of commercial market development. Targeted customers operate the majority of the prison facilities in the United States and include the 50 state governments, numerous county governments and the federal government. During the twelve months ended June 30, 2005, substantially all new system sales recognized were generated from two Midwestern state governments. The Company anticipates that as market penetration of its TSI PRISM(TM) technology accelerates, the Company will have numerous customers. However, due to the type of product sold by the RFID Technology segment, the size of each contract may continue to be significant.

         Backlog Orders - The Company operates using order contracts that it considers to be firm and non-cancelable. Under this method, the Company had unfulfilled contracts as of June 30, 2005 of approximately $76,200, compared to $138,400 at fiscal year end 2004.

         Research & Development - The Company estimated that the ATSI operation spent approximately $360,000 and $125,000 in research and development expenditures, recorded as selling, general and administrative expense, during fiscal years 2005 and 2004, respectively.

COMPUTER DATA STORAGE SEGMENT

         The Company's Computer Data Storage segment consists of two separate units, Arraid, Inc. ("Arraid") and Excel/Meridian Data, Inc. ("Excel"). Phoenix, Arizona-based Arraid, manufacturer of legacy computer data storage products, was acquired effective October 1999. Excel, a Dallas, Texas-based provider of data storage networking products and services, was acquired effective June 2000.

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

         Marketing - Arraid markets legacy storage products nationally and internationally through company sales representatives and independent sales representatives and distributors. Excel markets optical storage and NAS products, primarily in the United States, through national advertising, telemarketing and company sales representatives.

         Raw Materials - The computer data storage operations have numerous domestic sources for materials and parts used to manufacture their products. For fiscal year 2005 and 2004, no supplier provided 10% or more of the Company's data storage material and parts purchases. The Company believes that it has an adequate supply of materials and parts and does not foresee any significant shortages or substantial price increases that cannot be passed on to the customers.

         Competitive Conditions - There are numerous competitors in the computer data storage market, with no company dominating the market. Arraid principally provides unique storage products to a limited market with minimal direct competitors. Excel competes with many established companies in the general storage market and many of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunities to address customers' various information storage requirements than the Company. The Company also competes with many smaller, less established companies in specific storage product segments. Some of these companies may have earlier access to new technologies or products than the Company. The announcement or introduction of new products and/or implementation of effective marketing strategies by its competitors may have a materially adverse affect on the Company's business.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Employees - As of June 30, 2005 the Company's computer data storage business employed twenty-four full-time employees, compared to twenty-seven full-time employees as of June 30, 2004.

         Seasonality of Business - Computer data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases can be significantly affected by budget restraints and economic conditions.

         Dependence Upon Key Customers - During fiscal year ended June 30, 2005, one customer accounted for 10.2% of the reported Data Storage revenues. During fiscal year 2004, no customer accounted for 10% or more of revenues.

         Backlog Orders - The Company operates using customer purchase orders that in some cases may not be considered firm and non-cancelable. Methods of defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

         Research & Development - The Company estimates it spent approximately $150,000 in research and development expenditures, recorded as selling, general and administrative expense, for both fiscal years 2005 and 2004.

NET ASSETS HELD FOR SALE

         The Company's reporting business segments for both fiscal years 2005 and 2004 are limited to the RFID Technology segment and Computer Data Storage segment discussed above. Assets classified on the Company's balance sheet at June 30, 2005 and 2004 as "net assets held for sale" consist of remaining Restaurant Equipment segment assets, which are being liquidated and are valued at the lower of cost or net realizable value. Income (loss) of the Restaurant Equipment liquidation activities are reported as "other income (expense)" for both the current and prior fiscal years.

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

ITEM 2. PROPERTIES

         The Company's corporate office and the ATSI operation are located in an approximate 9,300 square foot leased facility in Scottsdale, Arizona. The current lease expires on July 31, 2007.

         From November 2001 to August of 2003, Arraid operated under a month-to-month lease in anticipation of negotiating a lease extension. In August of 2003, Arraid entered into a 5,200 square foot office/manufacturing space lease and moved to a new Phoenix, Arizona location. The new three-year lease expires on August 31, 2006.

         Excel/Meridian Data, Inc. entered into an office/manufacturing space lease during fiscal year 2001 for 11,328 square feet in Carrollton, Texas. The five-year lease expires March 15, 2006.

         Environmental Disclosure. The Company's last mining interest consisted of a small milling site known as the Tombstone Metallurgical Facility or mill site located in Cochise County, near Tombstone, Arizona. At June 30, 2002, the Company was in the process of permanently closing the site under a plan approved by the Bureau of Land Management ("BLM"). The site was permanently closed during the fiscal year ended June 30, 2003.

         There are numerous federal and state laws and regulations relating to environmental protection that have direct application to mining, milling and mineralized material processing operations. The more significant of these laws deals with mined land reclamation and wastewater discharge from such operations.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         The Tombstone Metallurgical Facility was located on federal lands that are administered by the BLM. The mill site facility had been constructed in the 1970's when no permitting from the BLM was required. The Company believes it has complied with all regulations, as they existed; however, there can be no assurance that environmental problems will not be discovered in the future. During fiscal year 2003, the Company closed the Tombstone Metallurgical Facility under a closure plan approved and monitored by the BLM. The Company is not aware of any material environmental claims or violations. Expenditures during fiscal years 2005 and 2004 related to environmental regulations, including those related to the closure of the Tombstone Metallurgical Facility, were less than $2,000 and $10,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation, to litigation arising out of Carolina Casualty Insurance Company's failure to pay a claim (relating to the TSIN litigation) pursuant to a Directors and Officers insurance policy, and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company. The actions are more fully described below:

         On January 30, 2003, Richard C. Jones, a shareholder of Technology Systems International, Inc., a Nevada corporation ("TSIN"), filed a derivative suit naming as defendants the Company and its wholly owned subsidiary, Technology Systems International, Inc, an Arizona corporation (currently operating under the corporate name of Alanco/TSI PRISM, Inc. ("ATSI") and all of the directors of TSIN. The venue for this action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks equitable remedies and damages arising out of the Company's acquisition of substantially all of the assets of TSIN. This derivative suit was terminated and the action converted into a direct action by TSIN by stipulation and court order in July 2003.

         TSIN is currently in bankruptcy and, due to the bankruptcy, the court has stayed the TSIN action. It is anticipated the Chapter 7 Bankruptcy Trustee will evaluate the lawsuit to determine an appropriate future course of action on behalf of TSIN. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action. In addition, the Company will pursue reimbursement of legal expenses incurred from TSIN.

         The Company is a Plaintiff in a lawsuit (U.S. District Court No. CV-04-0789-PHX-DGC) arising out of Carolina Casualty Insurance Company's ("Carolina") failure to pay a claim, regarding the TSIN litigation, that the Company made pursuant to its Directors and Officers Policy No.1302557("Policy") issued by Carolina. The Company seeks payment for its legal expenses in the TSIN litigation and reimbursement of legal fees incurred in the Carolina litigation.

         On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in Superior Court, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., an Arizona corporation ("Arraid"), alleging breach of lease and unjust enrichment and seeking monetary damages. The suit relates to an expired lease agreement for property previously leased by Arraid. The Company has filed a counterclaim against Arraid LLC seeking monetary damages and alleging, among other things, excess billing. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action and pursue the counterclaim and reimbursement of legal fees.

         No amounts have been accrued in the accompanying financial statements of the Company as of June 30, 2005 for any potential loss arising from the matters, or for any additional costs of defense.

         The Company may also, from time to time, be involved in litigation arising from the normal course of the business. As of June 30, 2005, there was no such litigation pending.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Shareholders during the fourth quarter of fiscal year ended June 30, 2005.


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


                                Fiscal 2005                 Fiscal 2004
<                         -------------------------   -------------------------
    Quarter Ended             High         Low            High         Low
-----------------------   -------------------------   -------------------------

     September 30            $1.72        $0.91          $0.66        $0.25
     December 31             $1.19        $0.78          $1.29        $0.40
       March 31              $1.20        $0.69          $1.09        $0.70
       June 30               $1.37        $0.89          $2.34        $0.79

         As of June 30, 2005, Alanco had approximately 1,300 holders of record of its Class A Common Stock. This does not include beneficial owners holding shares in street name.

         During the fiscal year ended June 30, 2005, the Company issued 3,447,400 shares of its Class A Common Stock. Of those shares, 568,800 shares were issued in connection with exercise of employee stock options, 334,200 were issued for services, and 2,544,400 were issued upon the exercise of warrants.

         Alanco has paid no Common Stock cash dividends and has no current plans to do so. During fiscal years ended June 30, 2005 and 2004, holders of Series A Convertible Preferred Stock received "paid-in-kind" dividends of 304,400 shares valued at $456,600 and 135,400 shares valued at $203,100, respectively. Holders of Series B Convertible Preferred Stock received "paid-in-kind" dividends during fiscal years ended June 30, 2005 and 2004 of 6,500 shares, valued at $64,500, and 5,700 shares, valued at $57,000, respectively.

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

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Results of Operations

         In accordance with accounting principles generally accepted in the United States of America, the Company is reporting consolidated revenues for fiscal years ended June 30, 2005 and 2004 from its Computer Data Storage segment and its RFID Technology segment.

                                        Data         RFID
                                       Storage    Technology    Corporate       Total
                                     -----------  -----------  -----------  ------------

Fiscal year 2005
Revenue                              $ 6,363,300  $   820,900  $     -      $  7,184,200
  Cost of Goods Sold                   4,161,200      514,300        -         4,675,500
                                     -----------  -----------  -----------  ------------
Gross Profit                           2,202,100      306,600        -         2,508,700
  Selling, General & Administrative    1,918,300    2,697,600    1,755,400     6,371,300
                                     -----------  -----------  -----------  ------------
Operating Income (Loss)              $   283,800  $(2,391,000) $(1,755,400) $ (3,862,600)
                                     ===========  ===========  ===========  ============

Accounts Receivable                  $   827,600  $   246,400  $    17,400  $  1,091,400
                                     ===========  ===========  ===========  ============
Inventory                            $ 1,091,900  $   810,700  $     -      $  1,902,600
                                     ===========  ===========  ===========  ============
Total Assets                         $ 2,398,800  $ 6,987,600  $ 1,157,500  $ 10,543,900
                                     ===========  ===========  ===========  ============
Capital Expenditures                 $    41,600  $   108,900  $     2,400  $    152,900
                                     ===========  ===========  ===========  ============
Depreciation & Amortization          $    20,300  $   326,400  $     3,100  $    349,800
                                     ===========  ===========  ===========  ============

Fiscal Year 2004
Revenue                              $ 4,672,900  $   237,900  $     -      $  4,910,800
  Cost of Goods Sold                   3,038,000      151,900        -         3,189,900
                                     -----------  -----------  -----------  ------------
Gross Profit                           1,634,900       86,000        -         1,720,900
  Selling, General & Administrative    1,650,000    2,061,100    1,078,400     4,789,500
                                     -----------  -----------  -----------  ------------
Operating Loss                       $   (15,100) $(1,975,100) $(1,078,400) $ (3,068,600)
                                     ===========  ===========  ===========  ============
Accounts Receivable                  $   491,700  $   142,300  $    23,200  $    657,200
                                     ===========  ===========  ===========  ============
Inventory                            $ 1,194,700  $ 1,087,600  $     -      $  2,282,300
                                     ===========  ===========  ===========  ============
Total Assets                         $ 2,020,300  $ 7,273,200  $ 2,292,400  $ 11,585,900
                                     ===========  ===========  ===========  ============
Capital Expenditures                 $    15,400  $    10,200  $     5,300  $     30,900
                                     ===========  ===========  ===========  ============
Depreciation & Amortization          $    29,500  $   308,500  $     4,900  $    342,900
                                     ===========  ===========  ===========  ============

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Consolidated revenues for fiscal year 2005 were $7,184,200, an increase of 46.3% when compared to $4,910,800 revenues for fiscal year 2004. The revenue increase resulted from an increase in the Data Storage segment, which reported revenues of $6,363,300, compared to $4,672,900 reported for fiscal year ended June 30, 2004, an increase of 36.2%. The increase in Data Storage segment revenue resulted from increased demand for data storage products as companies increased technology expenditures in reaction to improving economic conditions. The RFID Technology segment (acquired effective June 1, 2002), also reported increased revenues to $820,900 compared to $237,900 for the previous year. The increase in RFID Technology segment revenues was the result of increased sales of the TSI PRISM system products. The TSI PRISM revenue level is still significantly below the Company's expectation. The Company believes the slow sales growth of the RFID Technology segment relates to the economic conditions that reduced both state and federal government tax revenues and the prolonged government procurement process.

         Gross Profit for fiscal year 2005 was $2,508,700, or 34.9% of sales, a 45.8% increase compared to $1,720,900, or 35% of sales, for the prior year. The Data Storage segment reported gross profit of $2,202,100, an increase of $567,200, or 34.7%, resulting from increased product demand. Gross Margin for the Data Storage segment was 34.6%, compared to 35% reported in the prior year. The decrease resulted from changes in product mix to lower margin products. The RFID Technology segment reported an increase in gross margin to $306,600, from $86,000 reported for the prior fiscal year. Gross Margin improved to 37.3% in the current period from 36.1% reported for the prior fiscal year. Due to minimum sales recognized for the RFID Technology segment in both fiscal years, the gross margins are not reflective in the gross margin percentage that is anticipated under higher sales levels.

         Consolidated selling, general and administrative expenses for the year ended June 30, 2005 increased by $1,581,800, or 33.0%, to $6,.371,300, compared to $4,789,500 in fiscal 2004. Selling, general and administrative expense for the Data Storage segment increased by $268,300, or 16.3%, when compared to the prior year. The increase in Data Storage segment costs resulted from increases in sales commissions and required expenditures to support the increased sales volume. Selling, general and administrative expenses for the RFID Technology segment increased by $636,500, or 30.9%. The increase was due primarily to increases in Research and Development of approximately $240,000, increases in marketing expenditures of $215,000 (required primarily to support a network of lobbyists in key targeted states) and increases in engineering and consultant expenses of $130,000. Corporate administrative expenses increased by $677,000, or 62.8% compared to the prior year primarily due to an increase of approximately $575,000 in legal expenses related to TSIN and other litigations previously discussed. The Company does not anticipate the level of legal expenditures incurred during fiscal 2005 to continue throughout fiscal year 2006. The Company has committed to pursue reimbursement of legal expense from both TSIN and Arraid LLC, as well as pursue reimbursement under the applicable Directors and Officers liability insurance policy.

         The operating loss for fiscal year ended June 30, 2005 was $3,862,600, a $794,000, or 25.9%, increase when compared to the operating loss for the prior fiscal year of $3,068,600. The increase in the Company's operating loss resulted from increased operating losses in the RFID Technology segment, increasing their operating loss by approximately $415,900 in fiscal year 2005 compared to the prior year. The Data Storage segment reported operating income of $283,800, compared to an operating loss of $15,100 reported in the fiscal year ended June 30, 2004. The loss from operations for the fiscal year ended June 30, 2005 was $3,790,600, a 19.4% increase when compared to a loss of $3,175,500 for the prior fiscal year.

         Fiscal year 2005 interest expense, net of interest income, was $34,700, compared to net interest expense of $162,000 for the previous year. The decrease in net interest expense reflects reduced average borrowing under the Company's line of credit agreement during fiscal 2005.

         Other income for the year ended June 30, 2005 increased to $106,700, compared to $55,100 for the prior year. Other income for the current fiscal year includes $89,600 related to the collection of notes receivable associated with the sale of "net assets held for sale" in a prior year and $17,100 income from the sale of "net assets held for sale" in fiscal year 2005. Fiscal year 2004 included a gain of $29,600 related to the liquidation of securities pledged to secure a note receivable, $18,400 of income from the sale of "net assets held for sale" and other income of $7,100.

                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Preferred Stock dividends paid in-kind for the year ended June 30, 2005 for both Series A and Series B Convertible Preferred Stock amounted to $521,100, compared to Preferred Stock dividends of $260,200 for the prior year, an increase of $260,900. Series A Preferred shareholders received in-kind dividends of 304,400 shares valued at $456,600, compared to 135,400 shares valued at $203,100 in the prior year. Current year Series A dividends reflect two bi-annual dividend payments compared to only one payment made in the prior year. Series B Preferred shareholders received 6,500 shares valued at $64,500 compared to 5,700 shares valued at $57,000 in fiscal year 2004. See Footnote 12 - Shareholders' Equity for additional discussion of Preferred Stock transactions.

         Consolidated net loss attributable to Common stockholders for fiscal year ended June 30, 2005 was $4,311,700, or ($.17) per share, an increase in loss attributable to common stockholders of 25.5% when compared to a net loss of $3,435,700, or ($.19) per share, for the prior year. The increase in net loss attributable to Common stockholders of $876,000 was due primarily to increases in legal expenses of $575,000 and increases in preferred stock dividends of $261,000.

         Net cash used in operating activities for the current fiscal year was $3,512,100 compared with net cash used in operating activities for the prior fiscal year of $3,884,000. The decrease of approximately $372,000 resulted from decreases in inventory, compared to a significant increase in inventory for fiscal year 2004, offset by an increase in loss from operations. See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flow.

         Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

         At June 30, 2005 the Company's current assets exceeded current liabilities by $2.8 million, resulting in a current ratio of 3.11 to 1. At June 30, 2004, the Company's current assets exceeded current liabilities by $3.7 million, reflecting a current ratio of 3.85 to 1. The decrease in net current assets resulted primarily from funding current year losses from operations.

         Accounts receivable of $1,091,400 at June 30, 2005, reflects an increase of $434,200 from the $657,200 reported as consolidated accounts receivable at the end of fiscal year 2004. $246,400, or 22.6% of the current fiscal year end balance, was from the RFID Technology segment, compared to $142,300, or 21.6%, at June 30, 2004. Data Storage segment accounts receivable balances at June 30, 2005 amounted to $827,600, an increase of $335,900, or 68.3%, compared to the previous year. The Data Storage segment accounts receivable balance at June 30, 2005 represented thirty-four days' sales in receivables compared to twenty-seven days at fiscal year end 2004. The increase was due to sales increases in May and June when compared to the previous months. Days' sales for the RFID Technology segment are distorted due to the lack of significant reported sales.

         Consolidated inventories at June 30, 2005 amounted to $1,902,600 compared to $2,282,300 at the end of the prior fiscal year. Included in the current fiscal year end balance is $810,700 of inventory for the RFID Technology segment and $1,091,900 for the Data Storage segment. The RFID Technology segment balance at June 30, 2005 of $810,700 represents a 25.5% decrease when compared to the $1,087,600 inventory balance reported at June 30, 2004. The RFID Technology segment decreased inventory levels through product delivered under current system installation contracts and research and development expenditures. Inventories for the Data Storage segment of $1,091,900 at year end represented a decrease of less than one percent, compared to $1,194,700 of inventory recorded at the prior fiscal year end. The June 30, 2005 Data Storage segment inventory balance reflects an inventory turnover of 3.8 compared to 2.5 for inventory levels at June 30, 2004.

         The Company's cash position at June 30, 2005 was $737,300, compared to $1,975,600 at the end of the prior fiscal year. The decrease in the Company's cash position at year-end was primarily the result of funding current year losses from operation.

         Cash used in investing activities during the current year was $12,300, compared to cash generated from investing activities of $277,800 for the previous year. The decrease was due primarily to increased purchases of property, plant and equipment in fiscal year 2005 of $153,000, compared to

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

$30,900 in the prior year and the funding of TSIN legal representation. Approximately $50,000 of the notes receivable were paid off subsequent to June 30, 2005.

         Net cash provided by financing activities during fiscal year ended June 30, 2005 amounted to $2,286,100, compared to $5,484,100 for the prior year. Cash provided by financing activities included $1,963,500 and $4,883,600 in proceeds from the sale of common stock, net of additional shares listing fees of $38,200 and $33,400, for fiscal years ended June 30, 2005 and 2004, respectively. Fiscal year 2004 also included $899,200 in the collection of subscription receivables. Advances on borrowings amounted to $329,500 compared to $2,180,300 for the previous year. Cash repayments of borrowing and capital leases during the year amounted to $6,900, compared to $2,581,400 during the prior fiscal year.

         The Company had a $829,500 line of credit balance at June 30, 2005 under a $1,500,000 line of credit agreement with a private trust that was amended in April 2003, November 2003, March 2005 and June 2005. The secured line of credit is based upon accounts receivable and inventory values, and is secured by all assets of the Company. The line of credit has an interest rate of prime plus 2% (8.25% at June 30, 2005). Under an amendment to the line of credit agreement, dated June 29, 2005, the Company must maintain a balance due under the line of at least $1,000,000 through July 2007. Due to the minimum balance requirement and the July 2007 expiration date, the $829,500 balance is presented at June 30, 2005 and 2004 as long-term notes payable - bank. The Company had drawn less than the minimum $1 million amount under the agreement at June 30, 2005 and had corrected that deficiency subsequent to year end. At June 30, 2005, $671,000 was available under the line of credit agreement.

         Although management cannot assure that future operations will be profitable or that additional debt and/or equity will not be required, we believe our cash balances of $737,300 and the $560,000 of additional capital raised subsequent to the end of fiscal 2005 through the exercise of warrants, and the available borrowing under the Company's line of credit at June 30, 2005 of approximately $670,000, will provide adequate capital resources to maintain operations for the next year. However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Product and Environmental Contingencies

         The Company is not aware of any material liabilities, either product or environmental related. Also refer to the environmental disclosure section of the mining properties segment under Item 2.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements.

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                          Index to Financial Statements


                                                                        page

Report of Registered Public Accounting Firm. . . . . . . . . . . . . . . 13

Consolidated Balance Sheets As of June 30, 2005 and 2004 . . . . . . . . 14

Consolidated Statements of Operations For the Years Ended
     June 30, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . . 15

Consolidated Statement of Changes in Shareholders' Equity and
     Preferred Stock For the Years Ended June 30, 2005 and 2004 . . . . .16

Consolidated Statements of Cash Flows for the Years Ended
     June 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . .17

Notes to Consolidated Financial statements . . . . . . . . . . . . . . . 19

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                 REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and preferred stock, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the results of its operations, changes in shareholders' equity and preferred stock, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple & Cooper LLP
Certified Public Accountants

Phoenix, Arizona
September 1, 2005


                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,

                                                        2005          2004
                                                    ------------  ------------
ASSETS
CURRENT ASSETS
  Cash                                              $    737,300  $  1,975,600
  Accounts receivable, net                             1,091,400       657,200
  Notes receivable, current                               80,000         -
  Inventories, net                                     1,902,600     2,282,300
  Prepaid expenses and other current assets              378,200       110,600
                                                    ------------  ------------
     Total current assets                              4,189,500     5,025,700
                                                    ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET                       273,500       247,500
                                                    ------------  ------------

OTHER ASSETS
  Goodwill, net                                        5,356,300     5,356,300
  Other intangible assets                                560,700       691,700
  Long-term notes receivable, net                          8,000        68,000
  Net assets held for sale                               100,200       156,100
  Other assets                                            55,700        40,600
                                                    ------------  ------------
     Total other assets                                6,080,900     6,312,700
                                                    ------------  ------------
TOTAL ASSETS                                        $ 10,543,900  $ 11,585,900
                                                    ============  ============

LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses             $  1,279,600  $  1,251,700
  Billings in excess of cost and est. earnings on
     uncompleted contracts                                 4,200        25,800
  Deferred revenue, current                               60,100        27,200
                                                    ------------  ------------
     Total Current Liabilities                         1,343,900     1,304,700
                                                    ------------  ------------

LONG TERM LIABILITIES
  Notes payable, long term                             1,143,600       814,100
  Preferred Stock - Series B Convertible -
     500,000 shares authorized, 68,000 and
     61,500 issued and outstanding, respectively         667,300       602,800
                                                    ------------  ------------
TOTAL LIABILITIES                                      3,154,800     2,721,600
                                                    ------------  ------------

SHAREHOLDERS' EQUITY
  Preferred Stock - Series A Convertible
       5,000,000 shares authorized, 2,781,200 and
       2,476,800  shares issued and outstanding,
       respectively                                    3,412,700     2,956,100
  Common Stock
     Class A - 75,000,000 shares authorized,
       26,680,200 and 23,232,800 shares, net of
       treasury shares,  outstanding, respectively    71,714,600    69,334,700

  Treasury Stock, at cost
     500,000 shares at June 30, 2005 and 2004           (375,100)     (375,100)
  Accumulated deficit                                (67,363,100)  (63,051,400)
                                                    ------------  ------------

  Total shareholders' equity                           7,389,100     8,864,300
                                                    ------------  ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 10,543,900  $ 11,585,900
                                                    ============  ============

      See accompanying notes to the consolidated financial statements


                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEAR ENDED JUNE 30,

                                                        2005          2004
                                                    ------------  ------------

NET SALES                                           $  7,184,200  $  4,910,800

  Cost of goods sold                                   4,675,500     3,189,900
                                                    ------------  ------------
GROSS PROFIT                                           2,508,700     1,720,900

  Selling, general and administrative expense          6,371,300     4,789,500
                                                    ------------  ------------
OPERATING LOSS                                        (3,862,600)   (3,068,600)

OTHER INCOME & EXPENSES
      Interest income (expense), net                     (34,700)     (162,000)
      Other income (expense), net                        106,700        55,100
                                                    ------------  ------------
LOSS FROM OPERATIONS                                  (3,790,600)   (3,175,500)

  Preferred stock dividend - in kind                    (521,100)     (260,200)
                                                    ------------  ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $ (4,311,700) $ (3,435,700)
                                                    ============  ============
NET LOSS PER SHARE - BASIC AND DILUTED
  - Net Loss Attributable to Common Shareholders    $      (0.17) $      (0.19)
                                                    ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            25,355,500    17,840,500
                                                    ============  ============

      See accompanying notes to the consolidated financial statements


                                          ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY & SERIES A PREFERRED STOCK
                                          FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                               SERIES A
                                    COMMON STOCK            PREFERRED STOCK         TREASURY STOCK       ACCUMULATED
                                  SHARES      AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT      DEFICIT        TOTAL
                               ----------  ------------  ---------  -----------  ---------  -----------  ------------  -----------

Balances June 30, 2003         20,609,100  $ 65,014,000  2,248,400  $ 2,653,200  4,996,900  $(2,084,000) $(59,615,700) $ 5,967,500

Shares issued for services and
  cancellation of put options     201,900        85,500      -            -          -            -             -           85,500
Shares issued for debt
  restructure                   1,638,900     1,058,000      -            -          -            -             -        1,058,000
Cancellation of Treasury Stock (5,018,900)   (1,907,200)     -            -     (5,018,900)   1,907,200         -           -
Preferred Stock conversion        504,100       200,800   (168,000)    (200,800)     -            -             -           -
Preferred Dividend, Series A,
  paid in kind                      -             -        135,400      203,100      -            -             -          203,100
Private Offerings               3,318,500     3,196,600    261,000      300,600    522,000     (198,300)                 3,298,900
Options, Warrants exercised     2,479,200     1,720,400      -            -          -            -             -        1,720,400
NASDAQ listing of additional
  shares                            -           (33,400)     -            -          -            -             -          (33,400)
Net loss                            -             -          -            -          -            -        (3,435,700)  (3,435,700)
                               ----------  ------------  ---------  -----------  ---------  -----------  ------------  -----------
Balances, June 30, 2004        23,732,800  $ 69,334,700  2,476,800  $ 2,956,100    500,000  $  (375,100) $(63,051,400) $ 8,864,300

Shares issued for services        334,200       303,200      -            -          -            -             -          303,200
Options, Warrants exercised     3,113,200     2,001,700      -            -          -            -             -        2,001,700
Preferred Dividend, Series A,
  paid in kind                      -             -        304,400      456,600      -            -             -          456,600
Warrants issued for loan
  amendment and licensing
  agreement                         -           113,200      -            -          -            -             -          113,200
NASDAQ listing of additional
  shares                            -           (38,200)     -            -          -            -             -          (38,200)
Net Loss                            -             -          -            -          -            -        (4,311,700)  (4,311,700)
                               ----------  ------------  ---------  -----------  ---------  -----------  ------------  -----------
Balances, June 30, 2005        27,180,200  $ 71,714,600  2,781,200  $ 3,412,700    500,000  $  (375,100) $(67,363,100) $ 7,389,100
                               ==========  ============  =========  ===========  =========  ===========  ============  ===========

                                      See accompanying notes to the consolidated financial statements


                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR FISCAL YEARS ENDED JUNE 30,
                                                        2005          2004
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                              $ (3,790,600) $ (3,175,500)
  Adjustments to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization                       349,800       342,900
     Stock and warrants issued for services               82,400        85,500
     Income from assets held for sale                   (106,700)      (18,400)
     (Gain) loss  on disposal of asset                     -            (1,000)
  Changes in:
     Accounts receivable, net                           (434,200)      151,300
     Inventories, net                                    379,700    (1,001,900)
     Prepaid expenses and other current assets           (46,900)      (57,500)
     Accounts payable and accrued expenses                34,800      (181,800)
     Deferred revenue                                     33,000       (74,000)
     Billings and estimated earnings in excess of
       costs on uncompleted contracts                    (21,600)       25,800
     Other assets                                          8,200        20,600
                                                    ------------  ------------
  Net cash used in continuing operations              (3,512,100)   (3,884,000)
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash from assets held for sale                      73,000        85,500
  Collection of notes receivable                         149,600       223,000
  Cash advances - TSIN litigation                        (80,000)        -
  Purchase of property, plant and equipment             (153,000)      (30,900)
  Proceeds from the sale of property, plant and
     equipment                                             -             5,200
  Goodwill, acquisition                                    -            (5,000)
  Patent renewal and other                                (1,900)        -
                                                    ------------  ------------
  Net cash provided by (used in) investing
     activities                                          (12,300)      277,800
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances on borrowings                                 329,500     2,180,300
  Repayment on borrowings                                 (6,900)   (2,581,400)
  Subscriptions receivable                                 -           899,200
  Proceeds from sale of Preferred Stock                    -           102,400
  Proceeds from sale of Common Stock                   1,963,500     4,883,600
                                                    ------------  ------------
  Net cash provided by financing  activities           2,286,100     5,484,100
                                                    ------------  ------------

NET INCREASE (DECREASE) IN CASH                       (1,238,300)    1,877,900

CASH AND CASH EQUIVALENTS, beginning of period         1,975,600        97,700
                                                    ------------  ------------

CASH AND CASH EQUIVALENTS, end of period            $    737,300   $ 1,975,600
                                                    ============  ============

      See accompanying notes to the consolidated financial statements


                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       FOR FISCAL YEARS ENDED JUNE 30,(continued)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                        2005          2004
                                                    ------------  ------------
  Net cash paid during the period for interest      $     34,700  $    170,700
                                                    ============  ============

  Non-Cash Activities:
     Shares issued in payment of accounts payable   $      -      $    208,000
                                                    ============  ============
     Value of stocks issued for services            $    303,200  $     85,500
                                                    ============  ============
     Value of warrants issued for credit line
       extension and license agreement              $    113,200   $     -
                                                    ============  ============
     Preferred stock dividends, in kind             $    521,100  $    260,200
                                                    ============  ============
     Value of treasury stock redeemed in preferred
       stock and warrant issuance                          -      $    198,300
                                                    ============  ============
     Value of treasury stock cancelled              $      -      $  1,907,200
                                                    ============  ============
     Conversion of debt to equity                   $      -      $    850,000
                                                    ============  ============




      See accompanying notes to the consolidated financial statements

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


1.     NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

       The Company implemented a strategic plan in 2000 to position itself as a provider of information technology. The plan was initiated by acquiring Arraid, Inc. ("Arraid"), a computer data storage company, and acquiring a second computer data storage company, Excel/Meridian Data, Inc. ("Excel"), effective June 1, 2000.

       Concurrent with the implementation of the strategic plan, Alanco established a formal plan to sell the previously reported business segments. At June 30, 2003, the Company had sold or closed all mining properties, had sold all of the pollution control product assets and was in the process of liquidating its restaurant equipment assets. During fiscal year 2005, the only remaining activity related to the liquidation of the restaurant equipment assets are presented in the balance sheets at June 30, 2005 and 2004 as "net assets held for sale."

       During fiscal year 2002 the Company continued its strategic plan implementation when its wholly-owned subsidiary, Alanco/TSI PRISM, Inc., an Arizona Corporation ("ATSI"), acquired certain RFID (Radio Frequency Identification) tracking technology through the acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The two data storage subsidiaries; Arraid, a manufacturer of proprietary storage products to upgrade older "legacy" computer systems; and Excel, a manufacturer of Network Attached Storage ("NAS") systems for mid-range organizations, continued the Company's involvement in the data storage market. Therefore, fiscal years 2005 and 2004 have continuing operations in both the RFID Technology segment and in the Computer Data Storage segment.

       Principles of Consolidation - The consolidated financial statements for the years ended June 30, 2005 and 2004 include the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, ATSI, Arraid, Excel, Fry Guy Inc., SanOne, Inc., and NetZerver, Inc., (collectively, the "Company"). All subsidiaries are Arizona corporations, except Fry Guy Inc., which is a Nevada corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $60,200 and $10,500 at June 30, 2005 and 2004, respectively. The Company does not typically accrue interest or fees on past due amounts.

       Inventories - Inventories consist of materials and parts, work-in-process, and finished goods. Inventories are stated at the lower of cost or market. Cost is calculated using the average-cost method for the Data Storage segment and first-in, first-out ("FIFO") for the RFID Technology segment.

       Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method, generally over a 3 to 10-year

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Betterments are capitalized as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

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

       The Company elected to adopt the provisions of SFAS No. 142 as of July 1, 2001, and identified its reporting units (components) to be its ATSI unit, which is currently the only unit under the RFID Technology segment; and two separate units (Arraid and Excel), in its Data Storage segment. The Company determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 1, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to June 30, 2001 ceased, and intangible assets acquired prior to June 30, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS No. 141 were reclassified to goodwill. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional goodwill impairment assessment. The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third-party market value indicators to the reporting unit's projected earnings before interest, taxes, depreciation and amortization. The Company completed its impairment tests with no adjustment to the carrying value of its goodwill as of June 30, 2005.

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

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       The following is a summary of Goodwill, net:


                                            RFID         Data
                                         Technology     Storage      Total
                                        -----------   ----------   -----------

       Balance as of June 30, 2003      $ 5,071,700   $  279,600   $ 5,351,300
       Goodwill related to acquisition        5,000        -             5,000
                                        -----------   ----------   -----------
       Balance as of June 30, 2004        5,076,700      279,600     5,356,300
       Goodwill related to acquisition       -            -             -
                                        -----------   ----------   -----------
       Balance as of June 30, 2005      $ 5,076,700   $  279,600   $ 5,356,300
                                        ===========   ==========   ===========

       Other intangible assets consist of the following:

                                 Amortization    Gross                  Net Other
                                    Period      Carrying  Accumulated   Intangible
                                  (in years)     Value    Amortization    Assets
                                 ------------ ----------- ------------  -----------
       As of June 30, 2004
         Patents license               3      $    50,000  $   (34,700) $    15,300
         Manufacturing license         6          500,000     (173,600)     326,400
         Software development          5          600,000     (250,000)     350,000
                                              -----------  -----------  -----------
       Total Other Intangible Assets          $ 1,150,000  $  (458,300) $   691,700
                                              ===========  ===========  ===========

       As of June 30, 2005
         Patents license               3      $    51,900  $   (51,900) $     -
         Manufacturing license         6          500,000     (256,900)     243,100
         Software development          5          600,000     (370,000)     230,000
         Technology license            5           90,000       (2,400)      87,600
                                              -----------  -----------  -----------
       Total Other Intangible Assets          $ 1,241,900  $  (681,200) $   560,700
                                              ===========  ===========  ===========

       The amortization expenses for aggregate other intangible assets for the fiscal years ended June 30, 2005 and 2004 are $222,900 and $220,000, respectively.

       The following table summarizes the estimated amortization charge related to the other intangible assets as of June 30, 2005:

                   June 30th
                      2006                    $  221,500
                      2007                       211,500
                      2008                        94,500
                      2009                        18,100
                                              ----------
                                              $  545,600
                                              ==========

       Net Assets Held For Sale - At June 30, 2005 and 2004, the "net assets held for sale" consist of the remaining restaurant equipment assets. The Company is continuing to sell the equipment in small quantities and believes the carrying value is supportable under the small unit sales. "Net assets held for sale" at June 30, 2005 and 2004 are valued at the lower of cost or market.

       Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

       Impairment of Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. No impairment to Other Long-Lived Assets was recorded during fiscal year ended June 30, 2005 or 2004.

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

       Income (Loss) Per Share - The income (loss) per share ("EPS") is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2005 and 2004, as the Company had losses from operations and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). Stock options representing 7,806,500 shares of Class A Common Stock were outstanding at year-end with exercise prices ranging between $0.37 and $2.75. The weighted average exercise price for all outstanding options was $0.84. Stock warrants representing 5,005,000 Class A Common Shares were outstanding at year-end with exercise prices ranging between $0.60 and $2.00. The weighted average exercise price was $1.09.

       At June 30, 2005, there were 2,781,200 shares of Series A Convertible Preferred Stock and 68,000 shares of Series B Convertible Preferred Stock outstanding. The Series A Convertible Preferred shares are convertible into Class A Common shares at a ratio of 3 shares of common stock for each share of Series A Preferred. The Series B Convertible Preferred

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       shares are convertible into Class A Common shares at a ratio of 13 shares of common stock for each share of Series B Preferred. If the preferred shares had been converted into common shares at June 30, 2005, there would have been an additional 9,227,600 Class A Common shares outstanding.

       Stock-Based Compensation - At June 30, 2005 and 2004, the Company had stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion ("APBO") No. 25 "Accounting for Stock Issued to Employees," and related interpretations, as more fully described in Note 12. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

                                                   Year Ended June 30,
                                                   2005          2004
                                              -------------  ------------

       Net loss attributable to Common
          Shareholders                        $ (4,311,700)  $ (3,435,700)
       Deduct: Total stock-based compensation
          expense determined under fair value-
          based method for all awards, net of
          related tax effects                     (255,600)      (914,900)
                                              ------------   ------------

       Pro Forma Net Loss                     $ (4,567,300)  $ (4,350,600)
                                              ============   ============

       Loss per Share
         Basic and Diluted, as Reported       $      (0.17)  $      (0.19)
                                              ============   ============

         Pro Forma Basic and Diluted          $      (0.18)  $      (0.23)
                                              ============   ============

       Weighted Shares Outstanding, Basic and
         Diluted                                25,355,500     17,840,500
                                              ============   ============

       Pro Forma Weighted Shares Outstanding,
         Basic and Diluted                      25,590,800     19,190,400
                                              ============   ============


       The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted.


                                            Year Ended June 30,
                                          2005               2004
                                         ------             ------
       Volatility                          30%                30%
       Risk free interest                 3.5%               3.5%
       Expected dividends                 none               none
       Expected term in years              10                 10

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

       The RFID Technology segment utilizes various domestic suppliers for purchases of materials and parts used to manufacture its products. Due to

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       the advantage of volume manufacturing, one domestic supplier represented approximately 34% of those purchases for fiscal year ended June 30, 2005. The same domestic supplier accounted for 46% of the segment's purchases of materials and parts for the year ended June 30, 2004. Additionally, one subcontractor who accounted for approximately $130,000 and $58,000 in installation billings during the twelve-month periods ended June 30, 2005 and 2004, respectively, completed substantially all subcontracted installations during the periods.

       The Company anticipates continued concentration of vendor purchases; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

       During the current fiscal year one customer accounted for 10.2% of the Company's Data Storage segment revenues. No Data Storage customer accounted for more than 10% in the prior fiscal year. Two state governments accounted for substantially all of the RFID Technology segment's revenues for fiscal year 2005, while one state government accounted for substantially all of the revenues for fiscal year 2004.

       The largest accounts receivable balance in the Data Storage segment represented 8.9% and 4.7% of consolidated accounts receivable at June 30, 2005 and 2004, respectively. The largest accounts receivable balance in the RFID Technology segment at June 30, 2005 represented 13.3% of consolidated accounts receivable compared to 16.6% at June 30, 2004. Approximately 61% of the RFID Technology segment receivables were due from one customer.

       Segment Information - SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified RFID Technology and Data Storage as the continuing operating segments of the Company. All assets related to previously disclosed segments have either been sold or have been classified as "net assets held for sale" at June 30, 2005 and 2004. See
       Note 14 for further information related to the Company's operating segments.

       Recent Accounting Pronouncements -- In December 2003, the FASB revised FASB Statement No. 132, Accounting for Employers' Disclosures about Pensions and Other Post Retirement Benefits. Statement No. 132(R) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe the adoption of SFAS No. 132(R) will have a material impact on the Company's financial position, results of operations or cash flows.

       In December 2003, the FASB revised FASB Interpretation No. 46, Accounting for Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       characteristics:1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. 2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; b. The obligation to absorb the expected losses of the entity; c. The right to receive the expected residual returns of the entity. 3) The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position, results of operations or cash flows.

       In November 2004, the FASB issued Statement No. 151 ("SFAS 151"), "Inventory Cost - An Amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. Currently, we do not have any inventory items that fall into the classifications discussed, accordingly, adoption of SFAS 151 does not have a significant impact on our financial statements.

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


       In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires that the fair-value-based method be used to account for these transactions for all public entities. This Statement is effective for small business issuers for the first reporting period after December 15, 2005, subject to additional extensions granted by the SEC, and will effect any stock-based compensation for options issued after that date, or not vested as of that date. The effect of the adoption should not be significantly different than provided in the previously reported proforma presentation in the notes to the consolidated financial statements.

       In May 2005, the FASB issued Statement No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections". SFAS 154 replaces APB Opinion No. 20, (APB 20") and SFAS No. 3 to require retrospective application of changes to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for changes and corrections made after January 1, 2006, with early adoption permitted. The Company is currently not contemplating changes that would be impacted by SFAS 154.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

 2.    LIQUIDITY

       The Company incurred significant losses and negative cash flows from operations during fiscal year ended June 30, 2005 and in prior fiscal years, and anticipates additional losses and negative cash flows in fiscal year 2006. These factors, as well as the uncertain conditions that the Company faces regarding its ability to secure significant contracts for the TSI PRISM installations, creates an uncertainty about the Company's ability to finance its operations and remain a going concern. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, we believe our cash balances at June 30, 2005 of approximately $737,000 and the $560,000 of additional capital raised subsequent to the end of fiscal 2005 through the exercise of warrants, and the available borrowings under the Company's line of credit at June 30, 2005 of approximately $670,000, will provide adequate capital resources to maintain our operations net cash requirements for the next year. However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 3. NOTES RECEIVABLE

       Notes receivable at June 30, 2005 and 2004 consisted of the following:

                                                        2005           2004
                                                    ------------  ------------
       Pollution Control Assets - net               $      -      $     64,800
       TSIN Board of Directors                            80,000         -
       Notes receivable - other                           10,200        13,200
                                                    ------------  ------------
                                                          90,200        78,000
       Less - allowance for uncollectible                 (2,200)      (10,000)
                                                    ------------  ------------
            Net notes receivable                    $     88,000  $     68,000
                                                    ============  ============

       Notes -"Pollution Control Assets, net" in the amount of $64,800 at June 30, 2004, consist of notes receivable related to the sale of the remaining assets in the Pollution Control Products segment, net of a deferred gain on the sale. At June 30, 2004 and 2005 the debtor was in default on the negotiated agreements. Due to the default status, the note balance at June 30, 2004 is presented net of the unrecognized gain and the total amount due is classified as long term. During fiscal year 2005, payments totaling $146,600 were received by the Company resulting in the elimination of the June 30, 2004 note balance of $64,800, the recovery of a related $7,800 notes receivable reserve, and the reporting of $89,600 other income. Under the current negotiated agreement, the Company has offered to discount the remaining balances under the notes to approximately $50,000, plus interest. Any future payments under the notes will be reported as other income.

       At June 30, 2005, Notes - "TSIN Board of Directors" in the amount of $80,000 consisted of notes receivable related to advances made to TSIN to assist the newly elected TSIN board of directors in obtaining legal representation. The new board required legal representation since the previous board was attempting to stop the new board from assuming their responsibilities. The notes incur interest at 9% and are due on demand. Subsequent to June 30, 2005, the Company received payments on the notes of approximately $50,000.

       Notes receivable - other at June 30, 2005 and 2004, consist of a note from a former owner of Arraid and a note from a former owner of Excel/Meridian Data, Inc. The notes bear interest at a rate of 8% and are due upon demand; however, there is no assurance the Company will demand payment during the current fiscal year; therefore, the notes are classified as long-term.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

4. INVENTORIES

       Inventories consist of the following at June 30:

                                                        2005           2004
                                                    ------------  ------------
       Raw materials and purchased parts            $  2,011,900  $  1,894,700
       Work-in-progress                                  106,000       198,300
       Finished goods                                     99,300       279,300
                                                    ------------  ------------
                                                       2,217,200     2,372,300
       Less reserves for obsolescence                   (314,600)      (90,000)
                                                    ------------  ------------
                                                    $  1,902,600  $  2,282,300
                                                    ============  ============

5. PROPERTY, PLANT AND EQUIPMENT

       Property, Plant and Equipment consist of the following at June 30:

                                                        2005           2004
                                                    ------------  ------------
       Machinery and equipment                      $    202,600  $    148,200
       Furniture and office equipment                    586,800       488,200
       Marketing site equipment                          250,000       250,000
       Leasehold improvement                               9,700         9,700
                                                    ------------  ------------
                                                       1,049,100       896,100
       Less accumulated depreciation                    (775,600)     (648,600)
                                                    ------------  ------------
            Net book value                          $    273,500  $    247,500
                                                    ============  ============


       Related depreciation expense for the years ended June 30, 2005 and 2004, was $126,900 and $122,800, respectively.

6. NET ASSETS HELD FOR SALE

       During fiscal 2000, management of the Company formally adopted a plan to actively pursue the sale of all business segment assets not related to information technology. The only remaining assets presented as "net assets held for sale" at both June 30, 2005 and 2004 related to restaurant equipment assets. Based upon management's decision to pursue the sale of all assets not related to information technology, only the operations of the RFID Technology and Data Storage segments are considered as continuing operations at June 30, 2005 and 2004.

7. LINE OF CREDIT AND NOTES PAYABLE

       At June 30, 2005, the Company has a $829,500 outstanding balance, presented as Notes payable - long term, under a $1.5 million line of credit Agreement. The Agreement is with a private trust, initially entered into in June 2002, for a credit line of $1.3 million. The Agreement was amended in April 2003, November 2003, March 2005 and June 2005. Under the current amended agreement, which was signed on June 29, 2005 and expires on July 1, 2007, the Company must maintain a minimum outstanding balance under the line of $1 million through July 1, 2007 and pay interest on the outstanding balance at a rate of prime plus 2%(8.25% at June 30, 2005). Due to the $1 million minimum balance requirement and the July 2007 expiration date, the entire outstanding balance of $829,500 at June 30, 2005 is presented as Notes payable - long term

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       portion. The Company had drawn less than the minimum $1 million amount under the agreement at June 30, 2005 and corrected that deficiency subsequent to year end. At June 30, 2004, the Agreement required a minimum balance of $500,000, which was outstanding and presented as Notes payable - long term. During fiscal year 2004, the lender elected to exercise a right under the Agreement to convert $500,000 of the outstanding balance under the line of credit agreement into the Company's Class A Common Stock at a conversion rate of $.50 per share. As additional consideration for amending the line of credit agreement in November 2003 and extending the agreement's termination date to July 1, 2005, the creditor also received warrants to purchase 50,000 shares of Alanco's Common Stock at a price of $0.60 per share. The line of credit is formula-based and secured by all assets of the company. Fund availability under the line of credit is based upon accounts receivable and inventory values. Balances outstanding carry an interest rate of prime plus 2% (8.25% at June 30, 2005). For further information related to the line of credit see also Related Party Transactions, Note 10.

       Notes payable at June 30, 2005 and 2004 consist of the following:

                                                        2005           2004
                                                    ------------  ------------
       Notes payable - TSI Acquisition              $    314,100  $    314,100
       Note payable - EMS                                  -             1,700
       Notes payable - banks                             829,500       500,000
                                                    ------------  ------------
             Notes payable                             1,143,600       815,800
                Less current portion                       -            (1,700)
                                                    ------------  ------------
       Net notes payable - long term                $  1,143,600  $    814,100
                                                    ============  ============


       The Notes payable - TSI Acquisition primarily represent payables assumed as an obligation under the TSI acquisition agreement. The balance at June 30, 2005 and 2004 is payable to TSIN upon ATSI achieving a net profit of $1 million in any twelve-month period ending on June 30th. The Notes payable - TSI Acquisition balance of $314,100 at June 30, 2005 and 2004 has been reduced by approximately $10,500 for cost incurred and paid by the Company that had been indemnified by TSIN in the acquisition agreement.

       The $1,700 Notes payable - EMS at June 30, 2004 relates to inventory purchases from EMS that are payable when the inventory is utilized, but not later than March 23, 2006. This obligation had been fulfilled at June 30, 2005.

8. CONTRACTS IN PROGRESS

       The Company had one fixed price contract in progress at June 30, 2005 and 2004, within the RFID Technology segment, for the installation of a TSI PRISM system. Billings in excess of costs and estimated earnings as of June 30, 2005 and 2004 consist of the following:

                                                   June 30, 2005 June 30, 2004
                                                    ------------  ------------
       Costs incurred on uncompleted contract       $     34,100  $    117,300
       Gross profit earned to date                         1,700        58,200
                                                    ------------  ------------
       Revenues earned to date                            35,800       175,500
       Less: billings to date                            (40,000)     (201,300)
                                                    ------------  ------------
       Billings in excess of cost and estimated
          earnings on uncompleted contracts         $     (4,200) $    (25,800)
                                                    ============  ============

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

9. INCOME TAXES

       A reconciliation of anticipated statutory rates is as follows:

                                                        2005           2004
                                                    ------------  ------------

       Statutory rate                                      34.0%         34.0%
       State income taxes, net of Federal income
         tax benefit                                        5.0%          3.3%
       Increase (reduction) in valuation allowance
         related to net operating loss carry-forwards
         and change in temporary differences              (39.0%)       (37.3%)
                                                    ------------  ------------

                                                            0.0%          0.0%
                                                    ============  ============

       The components of the net deferred tax asset (liability) recognized as of June 30, 2005 and 2004, are as follows:

                                                         2005         2004
                                                    ------------  ------------
       Deferred tax assets (liabilities):
            Net operating loss and capital loss
              carryforwards                         $ 12,747,000  $ 11,024,000
            Goodwill                                      33,000        45,000
            Other intangible assets                       47,000       133,000
            Property, plant and equipment                (49,000)        -
            Other timing differences                      62,000       149,000
            Less: Valuation allowance                (12,840,000)  (11,351,000)
                                                    ------------  ------------
       Net deferred tax                             $      -      $      -
                                                    ============  ============


       A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits. The valuation allowance reflects a 100% reserve for all years reported above. At June 30, 2005, the Company had net operating loss and capital loss carryforwards for Federal tax purposes of approximately $29,556,000. The loss carryforwards, unless utilized, will expire from 2006 through 2024.

10. RELATED PARTY TRANSACTIONS

       The line of credit described in Note 7 is with a trust controlled by Donald Anderson, a member of the Company's Board of Directors.

       During 2005 and 2004, as more fully described in Note 12, Shareholders' Equity, the Company raised capital through a units offering and a preferred stock offering, both to accredited investors. The Company raised approximately $3.3 million during the current fiscal year, with

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       less than one percent being attributable to insiders. In fiscal year 2004, the Company raised approximately $2.4 million, with 63% of the amount being attributable to members of the Company's Board of Directors.

11. COMMITMENTS AND CONTINGENCIES

       Leases - The Company leases certain facilities under non-cancelable operating lease agreements that expire through fiscal year 2009. All capital equipment leases had expired prior to June 30, 2005. Future minimum payments under non-cancelable operating leases at June 30, 2005 are as follows:

             Year Ended                              Operating
              June 30,                                 Leases
             ----------                           --------------
               2006                               $      319,300
               2007                                      197,000
               2008                                       15,800
               2009                                        -
               2010                                        -
                                                  --------------
                                                  $      532,100
                                                  ==============


       Rent expense related to these operating leases totaled approximately $342,600 and $329,100 for the years ended June 30, 2005 and 2004, respectively.

       Legal Proceedings - The Company is a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation, to litigation arising out of Carolina Casualty Insurance Company's failure to pay a claim (relating to the TSIN litigation) pursuant to a Directors and Officers insurance policy, and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company. The actions are more fully described below:

       On January 30, 2003, Richard C. Jones, a shareholder of Technology Systems International, Inc., a Nevada corporation ("TSIN"), filed a derivative suit naming as defendants the Company and its wholly owned subsidiary, Technology Systems International, Inc, an Arizona corporation (currently operating under the corporate name of Alanco/TSI PRISM, Inc. ("ATSI")) and all of the directors of TSIN. The venue for this action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks equitable remedies and damages arising out of the Company's acquisition of substantially all of the assets of TSIN. This derivative suit was terminated and the action converted into a direct action by TSIN by stipulation and court order in July 2003.

       TSIN is currently in bankruptcy and, due to the bankruptcy; the court has stayed the TSIN action. It is anticipated the Chapter 7 Bankruptcy Trustee will evaluate the lawsuit to determine an appropriate future course of action on behalf of TSIN. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action. In addition, the Company will pursue reimbursement of legal expenses incurred from TSIN.

       The Company is a Plaintiff in a lawsuit (U.S. District Court No. CV-04-0789-PHX-DGC) arising out of Carolina Casualty Insurance Company's ("Carolina") failure to pay a claim, regarding the TSIN litigation, that the Company made pursuant to its Directors and Officers Policy No.1302557 ("Policy") issued by Carolina. The Company seeks payment for its legal expenses in the TSIN litigation and reimbursement of legal fees incurred in the Carolina litigation.

       On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in Superior Court, Arizona

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., an Arizona corporation ("Arraid"), alleging breach of lease and unjust enrichment and seeking monetary damages. The suit relates to an expired lease agreement for property previously leased by Arraid. The Company has filed a counterclaim against Arraid LLC seeking monetary damages and alleging, among other things, excess billing. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the action and pursue the counterclaim and reimbursement of legal fees.

       The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2005, there was no such litigation pending.

12. SHAREHOLDERS' EQUITY

       Preferred Shares - During the fourth quarter of the fiscal year ended 2003, the Company allocated 5,000,000 of the 25,000,000 authorized shares of the Company's Preferred Stock to be known as Series A Convertible Preferred Stock ("Series A") and issued 2,248,400 of Series A shares in a transaction with accredited investors. The Company exchanged a Series A share and a warrant to purchase a share of the Company's Class A Common Stock at $.50 ("Warrant"), for two shares of Class A Common Stock ("Common") and $.50. The transaction recorded at June 30, 2003 was valued at $2,833,000. In July 2003, an additional 261,000 Series A shares, plus applicable warrants, valued at $328,900 were issued to complete the private offering. In April 2004, one of the holders of the Series A shares elected to convert 168,000 preferred shares into 504,000 shares of Class A Common Stock.

       Holders of Series A Preferred Stock are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 12% per annum, paid semi-annually. Upon approval of the holders of the Series A Preferred shares, the dividend may be paid in kind, based upon a per share value of $1.50 for purposes of such dividend payment. Dividends shall accrue and be cumulative from the date of issue. The Company issued 304,400 shares and 135,400 shares representing "in kind" dividends to the holders of Series A shares in fiscal 2005 and 2004, respectively, with corresponding values of approximately $456,600 and $203,100. The Series A shares are convertible by the holder at any time into three shares of the Company's Class A Common Stock. The Company may redeem the Series A Preferred Shares for $1.50 per share after December 31, 2004, provided the Common stock achieves a trading value in excess of $2.00 for twenty consecutive trading days and meets minimum daily trading volume requirements. At June 30, 2005 and 2004, there were 2,781,200 and 2,476,800 shares of Series A Convertible Preferred Stock outstanding, respectively.

       During fiscal 2002, the Company allocated 500,000 of the authorized shares of the Company's Preferred Stock to be known as Series B Convertible Preferred Stock ("Series B"), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share and 500,000 warrants to purchase Common Stock at an exercise price of $1.00 per share for a value received of $500,000 ($487,300 net of related expenses). The preferred shares are each convertible into thirteen (13) shares of Common Stock. Holders of shares of the Company's Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind." Dividends on Series B Preferred Shares paid "in-kind" during 2005 and 2004 amounted to 6,500 and 5,700 Preferred Shares with values of approximately $64,500 and $57,000, respectively. At June 30, 2005 and 2004, there were 68,000 and 61,500 shares of Series B Convertible Preferred Stock outstanding, respectively.

       Both the Series A and Series B are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of Class A Common Stock (reduced from the previously authorized 100,000,000 shares), each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share. No Class B Common Stock has been issued and none was outstanding at June 30, 2005 and 2004.

       During fiscal year 2005, the Company issued a total of 3,447,400 shares of Class A Common Stock. Of those shares, 3,113,200 were issued in connection with the exercise of employee stock options and warrants, resulting in proceeds of $2,001,700. In addition, five-year warrants to purchase 75,000 shares at $.90 per share (valued at $23,200) were granted in connection with an amendment to the Company's line of credit agreement and five-year warrants to purchase 500,000 shares at $1.00 per share (valued at $90,000) were granted in connection with a technology licensing agreement. Nasdaq listing fees, associated with listing the additional shares, amounted to $38,200. Shares issued to outside vendors by the Company as payment for services rendered totaled 334,200 shares and were valued at $303,200.

       The Company issued 3,318,500 shares of Class A Common Stock during fiscal year 2004 in private transactions to accredited investors. 1,538,500 of the shares were issued in November 2003 through the sale of units consisting of one share of common stock and a warrant, with a strike price of $.75, to acquire .5 of a share of common stock. The units were sold at a price of $.65 per unit and resulted in proceeds of $947,900, net of expenses of $52,100. In December 2003, 400,000 shares were issued to an accredited investor at a price of $.65 per share, resulting in proceeds of $246,300, net of related expenses of $13,700. The remaining 1,380,000 shares of common stock were issued in April 2004 through the sale of units consisting of one share of common stock and two separate warrants, each to purchase .5 shares of common stock. The two warrants had different strike prices and termination dates. The first warrant had a strike price of $1.60 and expired 120 days after the S-3 registration statement applicable to the transaction had been deemed effective. (The Company subsequently elected to modify the purchase price and term of these warrants resulting in these warrants being exercised subsequent to June 30, 2005 at a price of $.80 per share.) The second warrant had a strike price of $2.00 and a term of five years. The units for the April 2004 transaction were sold at $1.50 per unit and resulted in proceeds of $1,985,500, net of $84,000 in expenses.

       During fiscal 2004, Alanco issued 2,479,200 common shares due to the exercise of warrants and options, resulting in proceeds to the Company of $1,720,400. Shares issued to restructure debt amounted to 1,638,900 shares, valued at $1,058,000. 201,900 shares issued to outside vendors as payment for services rendered and cancellation of put options were valued at $85,500. 168,000 Series A Preferred shares were converted into 504,100 Class A Common Shares with a transaction value of $200,800. Nasdaq listing fees paid during fiscal year 2004 amounted to $33,400.

       In February of 2005, the Company received notification from NASDAQ indicating that due to the failure of the Company to maintain the minimum $1.00 per share requirement, its securities were subject to delisting from the NASDAQ Small Cap Market. In April of 2005, the Company received a letter from NASDAQ stating that the closing bid price of the Company's common stock had been at $1.00 per share or greater for at least 10 consecutive trading days and the Company had regained compliance. However, in August 2005, the Company again received notification from NASDAQ indicating that due to the failure of the Company to maintain the minimum $1.00 per share requirement, its securities were subject to delisting from the NASDAQ Small Cap Market. In accordance with Marketplace Rule 4310(c) (8) (D), the Company has been given 180 calendar days to comply with the Rule. If compliance with this Rule cannot be demonstrated by January 31, 2006, NASDAQ officials will determine whether the Company meets the NASDAQ SmallCap Market initial listing criteria as set forth in Marketplace Rule 4310 (c), except for the bid price requirement. If the Company meets the initial listing criteria, the Company will be notified that it has been granted an additional 180 calendar days to meet the $1.00 minimum bid price requirement. If the Company is not eligible for an additional compliance period, the Company will receive written notification that the Company's securities will be delisted. At that time, the Company may appeal Staff's determination to delist its securities to a listing qualifications panel.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       The Company's Board of Directors have shareholder authorization to effect, if the Board believes necessary, up to a 1 for 10 reverse stock split at a future date through December 31, 2006. As of September 27, 2005, no split was effected.

       Warrants - As of June 30, 2005, the Company had 5,005,000 warrants outstanding with a weighted average exercise price of $1.09. The life of the outstanding warrants extends from December 2005 through March 2010. The following is a table of activity related to all warrants.


                                                                  Weighted
                                                    Number of     Average
                                                     Shares     Exercise Price
                                                                      $
                                                  ------------  ------------
       WARRANTS OUTSTANDING, June 30, 2003           5,748,400      0.77
           Granted                                   2,480,200      1.31
           Exercised                                (2,074,200)     0.68
                                                  ------------
       WARRANTS OUTSTANDING, June 30, 2004           6,154,400      1.01
           Granted                                   1,430,000      0.96
           Exercised                                (2,544,400)     0.61
           Canceled/Expired                            (35,000)     1.54
                                                  ------------
       WARRANTS OUTSTANDING, June 30, 2005           5,005,000      1.09
                                                  ============


       Details relative to the 5,005,000 outstanding warrants at fiscal 2005 year end are outlined below.

                               Outstanding Warrants
            Date             Number    Exercise         Date        Purpose of
          of Grant          of Shares   Price      of Expiration    Issuance
       ---------------     ----------  --------    -------------    ----------
          5/16/2002          500,000     $1.00        5/16/2007       (1)
          6/19/2002          100,000     $0.87        6/19/2007       (2)
           9/4/2002           25,000     $1.00        9/4/2007        (3)
       10/2002-12/2002     1,450,000     $1.00       12/31/2005       (4)
          11/26/2002          50,000     $0.75       10/15/2007       (3)
          10/31/2003          50,000     $0.60       10/31/2008       (2)
          4/18/2004          700,000     $2.00        4/18/2009       (5)
          4/18/2004          700,000     $0.80        9/1/2005        (5)
          3/22/2005           75,000     $0.90        3/22/2010       (2)
          3/23/2005          500,000     $1.00        3/23/2010       (3)
          6/29/2005          855,000     $0.95        6/29/2010       (6)
                           ---------
Total Warrants
Outstanding at 6/30/2005   5,005,000
                           =========

       (1) Issued in connection with sale of Series B Preferred Stock
       (2) Issued in consideration for line of credit agreement
       (3) Issued for outside services rendered
       (4) Issued in connection with December 2002 private offering
       (5) Issued in connection with April 2004 private offering
       (6) Issued in consideration for exercise of expiring warrants above market price

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       Warrants exercised in fiscal 2005 and 2004, were 2,544,400 and 2,074,200, respectively. Exercise of these warrants generated approximately $1,557,200 in fiscal 2005 and $1,426,900 in fiscal 2004.

       Stock Options - As of June 30, 2005, the Company had a total of 7,806,500 stock options outstanding with a weighted average exercise price of $0.84. Of these options, 6,907,750 are exercisable at 2005 fiscal year end. The tables below, as well as the narrative following, provide further information regarding the Company's stock options.
       The following is a table of activity of all options:

                                                                    Weighted
                                                       Number of    Average
                                                        Shares    Exercise Price
                                                                        $
                                                      ----------  ------------
       OPTIONS OUTSTANDING, June 30, 2003              5,578,800      0.96
           Granted                                     3,470,000      0.68
           Exercised                                    (405,000)     0.72
           Canceled/Expired                             (234,800)     1.00
                                                      ----------  ------------
       OPTIONS OUTSTANDING, June 30, 2004              8,409,000      0.86
           Granted                                       640,000      1.05
           Exercised                                    (568,750)     0.78
           Canceled/Expired                             (673,750)     1.35
                                                      ----------  ------------
       OPTIONS OUTSTANDING, June 30, 2005              7,806,500      0.84
                                                      ==========  ============

       For all options granted during fiscal years 2005 and 2004, the option price was not less than the market price, as defined in the stock option plans, of the Company's Common Stock on the grant date. At June 30, 2005, options for 6,907,750 shares were exercisable and options for the remaining shares become exercisable within the next two years. If not previously exercised, options outstanding at June 30, 2005 will expire as follows:

       Calendar Year             Number of             Weighted Average
       of Expiration              Shares                Exercise Price
       -------------             ---------             ----------------
            2008                 1,150,000               $  0.43
            2009                   792,000                  1.16
            2010                   322,000                  1.71
            2011                   500,000                  1.03
            2012                 1,505,000                  0.98
            2013                 1,207,500                  0.41
            2014                 1,965,000                  0.92
            2015                   365,000                  0.77
                                 ---------             ----------------
                                 7,806,500               $  0.84
                                 =========             ================

       Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2005 is as follows:

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                             Options Outstanding           Options Exercisable
                    -------------------------------------- --------------------
                                 Weighted Avg.   Weighted              Weighted
                       Number      Remaining     Average      Number   Average
        Exercise        of        Contractual    Exercise       of     Exercise
          Price        Shares    Life (in years)  Price       Shares    Price
       -----------   ---------  ---------------  --------  ----------  --------
       $0.37-$0.43   2,120,000        5.53         $0.40    1,835,000    $0.41
       $0.50-$0.75     832,500        7.66         $0.70      705,000    $0.71
       $0.85-$1.00   3,845,000        7.71         $0.95    3,447,500    $0.96
       $1.08-$1.75     780,500        5.22         $1.20      691,750    $1.20
       $2.00-$2.75     228,500        5.12         $2.17      228,500    $2.17
                     ---------                              ---------
         Totals      7,806,500                              6,907,750
                     =========                              =========

       The Company Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two members of the Company's Board of Directors. Company stock options are issued to employees at an exercise price not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under
       Section 422 of the Internal Revenue Code of 1986, as amended. Unless otherwise established by the Committee, the vesting schedule for the incentive stock options is 25% after six months from the date of grant, 25% after one year, and 50% after two years. No one person shall be granted incentive stock options with a fair market value of more than $100,000 during any single calendar year. All of the options have been or will be registered on Form S-8 filings. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the current fiscal year. The stock option plans outlined below allow for reissuance of the authorized shares upon cancellation of a stock option grant.

                                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      Alanco Stock Option Summary (1)
                                               as of 6/30/05
                                                                                Balance    Exercise
    Plan           Authorized     Issued    Exercised   Cancelled  Outstanding  to Issue  Price Range (5)
-----------------------------------------------------------------------------------------------------------

    Misc     (2)     N/A         3,670,000    275,000   1,115,000   2,280,000       -      $.43 - $1.00
    1998     (3)      750,000    1,429,500    137,500     680,000     612,000        500   $.37 - $2.75
  1998 D&O   (4)      750,000      750,000    405,000       -         345,000       -      $.50 - $1.75
    1999     (3)    1,500,000    3,766,250    200,000   2,369,250   1,197,000    103,000   $.37 - $2.35
  1999 D&O   (4)      500,000      645,000      -         150,000     495,000      5,000   $.75 - $2.00
    2000     (3)    1,000,000    1,722,500    234,250     765,750     722,500     43,250   $.37 - $1.50
  2000 D&O   (4)      500,000      490,000    100,000       -         390,000     10,000   $.37 - $1.00
    2002     (3)    1,500,000    1,455,000      -         150,000   1,305,000    195,000   $.75 - $ .90
  2002 D&O   (4)      500,000      500,000     40,000       -         460,000      -       $.75 - $1.00
    2004     (3)    2,000,000       50,000      -          50,000       -      2,000,000        -
  2004 D&O   (4)    1,000,000        -          -           -           -      1,000,000        -

                 -----------------------------------------------------------------------
Totals             10,000,000   14,478,250  1,391,750   5,280,000   7,806,500  3,356,750
                 =======================================================================

(1) Only includes plans with options currently outstanding or having a balance to issue.
(2) Options issued to officers and other employees outside of any plan as an inducement at time of employment.
(3)  Employee Incentive Stock Option Plan
(4)  Directors and Officers Stock Option Plan
(5)  Range of exercise prices for outstanding options only.

13. RETIREMENT PLAN

       The Company provides a 401(k) retirement plan for its employees. Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment. Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate. The Company matches 25% of the amount deferred by employees, matching up to 4% of an employee's annual compensation. The Company's matching contributions totaled $13,300 and $12,200 for the years ended June 30, 2005 and 2004, respectively.

                     ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

14. SEGMENT REPORTING

       The following table is a summary of the results of operations and other financial information by major segment:

                                        Data         RFID
                                       Storage    Technology    Corporate       Total
                                     -----------  -----------  -----------  ------------
Fiscal year 2005
-----------------
Revenue                              $ 6,363,300  $   820,900  $     -      $  7,184,200
  Cost of Goods Sold                   4,161,200      514,300        -         4,675,500
                                     -----------  -----------  -----------  ------------
Gross Profit                           2,202,100      306,600        -         2,508,700
  Selling, General & Administrative    1,918,300    2,697,600    1,755,400     6,371,300
                                     -----------  -----------  -----------  ------------
Operating Income (Loss)              $   283,800  $(2,391,000) $(1,755,400) $ (3,862,600)
                                     ===========  ===========  ===========  ============

Accounts Receivable                  $   827,600  $   246,400  $    17,400  $  1,091,400
                                     ===========  ===========  ===========  ============
Inventory                            $ 1,091,900  $   810,700  $     -      $  1,902,600
                                     ===========  ===========  ===========  ============
Total Assets                         $ 2,398,800  $ 6,987,600  $ 1,157,500  $ 10,543,900
                                     ===========  ===========  ===========  ============
Capital Expenditures                 $    41,600  $   108,900  $     2,400  $    152,900
                                     ===========  ===========  ===========  ============
Depreciation & Amortization          $    20,300  $   326,400  $     3,100  $    349,800
                                     ===========  ===========  ===========  ============

Fiscal Year 2004
----------------
Revenue                              $ 4,672,900  $   237,900  $     -     $   4,910,800
  Cost of Goods Sold                   3,038,000      151,900        -         3,189,900
                                     -----------  -----------  -----------  ------------
Gross Profit                           1,634,900       86,000        -         1,720,900
  Selling, General & Administrative    1,650,000    2,061,100    1,078,400     4,789,500
                                     -----------  -----------  -----------  ------------
Operating Loss                       $   (15,100) $(1,975,100) $(1,078,400) $ (3,068,600)
                                     ===========  ===========  ===========  ============
Accounts Receivable                  $   491,700  $   142,300  $    23,200  $    657,200
                                     ===========  ===========  ===========  ============
Inventory                            $ 1,194,700  $ 1,087,600  $     -      $  2,282,300
                                     ===========  ===========  ===========  ============
Total Assets                         $ 2,020,300  $ 7,273,200  $ 2,292,400  $ 11,585,900
                                     ===========  ===========  ===========  ============
Capital Expenditures                 $    15,400  $    10,200  $     5,300  $     30,900
                                     ===========  ===========  ===========  ============
Depreciation & Amortization          $    29,500  $   308,500  $     4,900  $    342,900
                                     ===========  ===========  ===========  ============


15. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)

       The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2005 and 2004. In management's opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

       Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

                         ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
2005
Total revenues                      $  1,737,200  $ 2,085,500  $ 1,531,200  $ 1,830,300
Cost of sales                          1,115,800    1,402,400      975,300    1,182,000
                                    ------------  -----------  -----------  -----------
Gross profit                             621,400      683,100      555,900      648,300
Loss from operations                    (908,600)    (871,200)  (1,103,600)    (979,200)
Net loss                              (1,145,400)    (886,200)  (1,355,600)    (924,500)
Loss per share - basic & diluted    $      (0.05) $     (0.03) $     (0.05) $     (0.04)
                                    ============  ===========  ===========  ============
Weighted Average Shares               24,312,600   25,416,700   25,514,500    26,091,300
                                    ============  ===========  ===========  ============

2004
Total revenues                      $  1,037,400  $ 1,234,100  $ 1,221,100  $ 1,418,200
Cost of sales                            644,700      755,900      780,000    1,009,300
                                    ------------  -----------  ----------   ------------
Gross profit                             392,700      478,200      441,100      408,900
Loss from operations                    (806,700)    (662,400)    (745,100)    (961,300)
Net loss                                (820,200)    (675,900)    (963,300)    (976,300)
Loss per share - basic & diluted    $      (0.05) $     (0.04) $     (0.05) $     (0.04)
                                    ============  ===========  ===========  ===========
Weighted Average Shares               15,176,200   16,402,100   17,875,500   21,922,900
                                    ============  ===========   ===========  ===========

16.   SUBSEQUENT EVENTS

       In August of 2005, Alanco announced that it has been awarded a contract by the Colorado Department of Corrections for final design of a TSI PRISM system to be deployed at the Centennial Correctional Facility in Canon City, Colorado. Responding to a chronic shortage of prison space, Colorado will construct a new 948-bed maximum security level prison to be built adjacent to the Centennial facility, in Canon City, Colorado. Centennial will be utilized as a transition facility for maximum security inmates under consideration for custody level reclassification with the objective of significant operating cost reductions through relocation of inmates to lower security level facilities. The TSI PRISM system will be used to closely monitor inmates for compliance with prison rules and program participation. Those inmates who demonstrate progress toward rehabilitation can earn placement in prisons with lower security classifications. The Centennial project installation is expected to commence in Fall, 2005 at a project cost of approximately $750,000.

       Warrants with an expiration date of September 1, 2005, representing 700,000 shares of the Company's common stock were exercised on August 31, 2005 at an exercise price of $.80 per share, for a total purchase price of $560,000.

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

         The Company also maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

         Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

The officers and directors of the Company are:

                                                                  Year
                                                                  First
         Name         Age              Position                  Director
-------------------   ---  -----------------------------------   ---------
Robert R. Kauffman    65   Director, Chairman, Chief Executive    1998
                                      Officer
John A. Carlson       58   Director, Executive Vice President,    1999
                                Chief Financial Officer
Donald E. Anderson    71             Director                     2002
Harold S. Carpenter   71             Director                     1995
James T. Hecker       48             Director                     1997
Thomas C. LaVoy       45             Director                     1998
Steven P. Oman        56             Director                     1998

Robert R. Kauffman: Mr. Kauffman was appointed as Chief Executive Officer and Chairman of the Board effective July 1, 1998. Mr. Kauffman was formerly President and Chief Executive Officer of NASDAQ-listed Photocomm, Inc., from 1988 until 1997 (since renamed Kyocera Solar, Inc.). Photocomm was the nation's largest publicly owned manufacturer and marketer of wireless solar electric power systems with annual revenues in excess of $35 million. Prior to Photocomm, Mr. Kauffman was a senior executive of the Atlantic Richfield Company (ARCO) whose varied responsibilities included Senior Vice President of ARCO Solar, Inc., President of ARCO Plastics Company and Vice President of ARCO Chemical Company. Mr. Kauffman earned an M.B.A. in Finance at the Wharton School of the University of Pennsylvania, and holds a B.S. in Chemical Engineering from Lafayette College, Easton, Pennsylvania.

John A. Carlson: Mr. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., joined the Company in September 1998 as Senior Vice President/Chief Financial Officer. Mr. Carlson started his career with Price Waterhouse & Co. in Chicago, Illinois. He has over twenty-five years of public and private financial and operational management experience, including over twelve years as Chief Financial Officer of a Fortune 1000 printing and publishing company. He earned his Bachelor of Science degree in Business Administration at the University of South Dakota, and is a Certified Public Accountant.

Donald E. Anderson: Donald E. Anderson is President and owner of Programmed Land, Inc., a Minnesota and Scottsdale, Arizona, based company. Programmed Land is a diversified holding company engaged in real estate, including ownership, development, marketing and management of properties. He is also majority owner of a company involved in the automotive industry. From 1988 until 1997, Mr. Anderson was Chairman of the Board of NASDAQ-listed Photocomm, Inc., a company

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

involved in the solar electric business. Since 1983, Mr. Anderson has also been President of Pine Summit Bible Camp, a non-profit organization that operates a year-round youth camp in Prescott, Arizona. Mr. Anderson has a B.A. degree in accounting.

Harold S. Carpenter: Mr. Carpenter is presently the President of Superiorgas Co., Des Moines, Iowa, which is engaged in the business of trading and brokering bulk refined petroleum products with gross sales of approximately $500 million per year. He is also the General Partner of Superiorgas L.P., an investment company affiliated with Superiorgas Co. Mr. Carpenter founded these companies in 1984 and 1980, respectively. Mr. Carpenter is also the President of Carpenter Investment Company, Des Moines, Iowa, which is a real estate investment company holding properties primarily in central Iowa. From 1970 until 1994, Mr. Carpenter was the Chairman of the George A. Rolfes Company of Boone, Iowa, which manufactured air pollution control equipment. Mr. Carpenter graduated from the University of Iowa in 1958 with a Bachelor of Science and Commerce degree.

James T. Hecker: Mr. Hecker is both an Attorney and a Certified Public Accountant. Since 1987 Mr. Hecker has been Vice President, Treasurer and General Counsel of Rhino Capital Incorporated, Evergreen, Colorado, a private capital management company which manages a $60 million portfolio. He also served, since 1992, as a trustee of an $11 million charitable trust. From 1984 to 1987, Mr. Hecker was the Controller of Northern Pump Company, Minneapolis, Minnesota, a multi-state operating oil and gas company with more than 300 properties, with responsibility of all accounting and reporting functions. Prior to that, from 1981 to 1984, Mr. Hecker was Audit Supervisor of Total Petroleum, Inc., Denver, responsible for all phases of internal audit and development of audit and systems controls. Mr. Hecker received a J.D. degree from the University of Denver in 1992, and a B.B.A. degree in Accounting and International Finance from the University of Wisconsin in 1979. He is a member in good standing of the Colorado and the American Bar Associations, the Colorado Society of CPAs, and the American Institute of CPAs.

Thomas C. LaVoy: Thomas C. LaVoy has served as Chief Financial Officer of SuperShuttle International, Inc., since July 1997 and as Secretary since March 1998. From September 1987 to February 1997, Mr. LaVoy served as Chief Financial Officer of NASDAQ-listed Photocomm, Inc. Mr. LaVoy was a Certified Public Accountant with the firm of KPMG Peat Marwick from 1980 to 1983. Mr. LaVoy has a Bachelor of Science degree in Accounting from St. Cloud University, Minnesota, and is a Certified Public Accountant.

Steven P. Oman: Mr. Oman was appointed to the Board in June 1998. Since 1991 Mr. Oman has been in the private practice of law in Phoenix, Arizona. From 1986 to 1991, Mr. Oman served as Vice President and General Counsel of Programmed Land, Inc., a Scottsdale-based diversified holding company engaged in real estate, including ownership, development, marketing and management of properties, as well as non-real estate subsidiaries involved in the electronics and automotive industries. Prior to that, from 1978 to 1986, Mr. Oman was President and General Counsel of Charter Development, Inc., a real estate development firm in St. Paul, Minnesota. Mr. Oman received a J.D. degree, cum laude, in 1975 from William Mitchell College of Law, St. Paul, and a Bachelor of Mechanical Engineering degree from the University of Minnesota, Institute of Technology, Minneapolis, in 1970.

Significant Employees

The following table provides information regarding a key officer for the Company's primary subsidiary.

                                                          Appointed to
          Name      Age            Position                 Position
     -------------  --  ---------------------------------  -----------
     Greg M Oester  56  President - Alanco/TSI PRISM, Inc.    2000

Greg M. Oester: Practiced international business law for 12 years and founded a firm in Los Angeles, CA. Co-founded North American Enterprises, Inc. in 1989; engaged in sales & marketing of European specialty products in the U.S.A.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Conducted seminars on foreign investment in the U.S.A. throughout Asia. Admitted to practice before the U.S. Customs Court, the Court of International Trade and numerous State and Federal venues. Holds Bachelor of Arts degrees in Political Science and Economics from the University of Arizona and also a Juris Doctor Degree from the University of Laverne.

Audit/Corporate Governance Committee

The Audit/Corporate Governance Committee of the Board of Directors is currently comprised of three independent directors, and operates under a written charter adopted by the Board. The Audit/Corporate Governance Committee Charter was included as Exhibit A in the Company's Definitive Proxy Statement filed with the SEC on October 18, 2004. The members of the Audit/Corporate Governance Committee are Harold S. Carpenter, a CEO with over 30 years senior management experience, James T. Hecker, an attorney and CPA, and Thomas C. LaVoy, a CPA. All three individuals are experienced in reading and understanding financial statements, and, in fact, are deemed to be financial experts as defined by audit committee requirements.

The Audit/Corporate Governance Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor engaged for the purpose of preparing an audit report or performing other audit, review or attest services for the Company. The auditor reports directly to the Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee has established "whistleblower" procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

Authority to engage independent counsel and other advisors has been given to the Audit/Corporate Governance Committee as it determines is necessary to carry out its duties. The Company provides appropriate funding for the Audit/Corporate Governance Committee to compensate the outside auditors and any lawyers and advisors it employs and to fund ordinary administrative expenses of the Audit/Corporate Governance Committee that are necessary in carrying out its duties.

The Audit/Corporate Governance Committee provides general oversight of the Company's financial reporting and disclosure practices, system of internal controls, and the Company's processes for monitoring compliance by the Company with Company policies. The Audit/Corporate Governance Committee reviews with the Company's independent auditors the scope of the audit for the year, the results of the audit when completed, and the independent auditor's fee for services performed. The Audit/Corporate Governance Committee also recommends independent auditors to the Board of Directors and reviews with management various matters related to its internal accounting controls. During the last fiscal year, there were three meetings of the Audit/Corporate Governance Committee.

Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and issuing a report thereon. The
Audit/Corporate Governance Committee is responsible for overseeing and monitoring the quality of the Company's accounting and auditing practices.

The members of the Audit/Corporate Governance Committee are not professionally engaged in the practice of auditing or accounting and may not be experts in the fields of accounting or auditing, or in determining auditor independence. Members of the Audit/Corporate Governance Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit/Corporate Governance Committee's oversight does not provide an independent basis to determine that management has maintained procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit/Corporate Governance Committee's considerations and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with auditing standards generally accepted in the United States, that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that the Company's auditors are in fact "independent."

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that as of the date of filing of this Form 10-KSB, all Section 16(a) filing requirements applicable to its officers, Directors and greater than 10% beneficial owners were satisfied, with the exception of Technology Systems International, Inc., a Nevada corporation (TSIN) who, to the best of our knowledge continues to own approximately 4.5 million shares of the Company's Class A Common Stock. TSIN is currently in Chapter 7 Bankruptcy proceedings and has not, to our knowledge, filed any current Section 16(a) forms.

Code of Ethics

The Company has adopted a Corporate Code of Business Conduct and Ethics, which was included as Exhibit 99.2 in the Company's Form 10-QSB filed with the SEC on November 15, 2004. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

The Company is currently in the process of presenting the Code of Business Conduct and Ethics on the Company's web page. Shareholders may receive a copy of the Company's adopted Code of Conduct, without charge, via e-mail request to alanco@alanco.com, by calling the Company at 480 607-1010, Ext. 857, or by writing to the Company, to the attention of the Company's Corporate Secretary at 15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by the Company for the services rendered during the fiscal years ended June 30, 2005, 2004 and 2003 to the Company's Chief Executive Officer, Chief Financial Officer, and President of the Company's subsidiary, Alanco/TSI PRISM, Inc., an Arizona corporation (ATSI), acquired effective June 1, 2002, whose salaries and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers"). No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last three fiscal years.

                            ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                                           Annual Compensation       Long-Term Compensation
                                   --------------------------------- ----------------------
             Name and                                     Other (1)   Securities (# shares)
            Principal                Annual                Annual     Underlying Options
             Position                Salary    Bonus    Compensation  Granted during FY
                                                             $
--------------------------------   ---------  --------  ------------ ----------------------

Robert R. Kauffman, C.E.O.
                FY 2005            $183,750     None       17,400        100,000
                FY 2004             180,000     None       17,400        650,000
                FY 2003             180,000     None       17,400        150,000
John A. Carlson, C.F.O.
                FY 2005             163,333     None       10,033         75,000
                FY 2004             160,000     None        9,467        350,000
                FY 2003             160,000     None        8,866         75,000
Greg M. Oester, President, ATSI
                FY 2005             154,500     None        None          35,000
                FY 2004             146,625     None        None         250,000
                FY 2003             148,234     None        None            None

(1) Represents supplemental executive benefit reimbursement for the year and Company matching for Alanco's 401(K) Profit Sharing Plan.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2005, to each of the Named Executive Officers and/or Directors and to all other employees as a group. No stock appreciation rights ("SARs") have been granted by the Company.

                                       INDIVIDUAL GRANTS
                         Number of
                        Securities
                        Underlying     % of Total      Exercise
                          Options       Options          Price           Grant      Expiration
        Name              Granted       Granted         ($/Sh)           Date          Date
----------------------  ------------  ------------- ----------------  ------------  ------------

Robert Kauffman             100,000         15.63%       0.75           2/16/05       2/16/15
John Carlson                 75,000         11.72%       0.75           2/16/05       2/16/15
Donald Anderson              20,000          3.13%       0.75           2/16/05       2/16/15
Harold Carpenter             20,000          3.13%       0.75           2/16/05       2/16/15
Greg Oester                  35,000          5.47%       0.75           2/16/05       2/16/15
Other Employees             390,000         60.94%   $0.75 - $1.50      Various         (1)
                        ------------  -------------

                Total       640,000        100.00%
                        ============  =============

(1)  These options expire ten years from date of grant.

All options are granted at a price not less than "grant-date market." During the fiscal year 673,750 previously granted options expired or were cancelled.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Aggregated Options and Warrants - Exercised in Last Fiscal Year and Values at
                                  Fiscal Year End

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2005, and the value of the unexercised, in-the-money options at June 30, 2005.

                                                     Unexercised          Value of
                        Shares                    Options & Warrants     Unexercised
                      Acquired On       Value          at Fiscal         In-The-Money
                    Exercise During   Realized         Year End       Options & Warrants
Name               2005 Fiscal Year     $ (1)        (Shares) (2)        at FYE $ (3)
---------------    ---------------    --------    ----------------    -----------------
Robert Kauffman       305,000           162,000        2,407,500           697,000
John Carlson          150,000            54,750          950,000           180,750
Harold Carpenter      195,000           115,900          320,000            29,800
James Hecker           21,000            14,910          220,000            33,600
Steven Oman            10,000             7,100          205,000            10,800
Thomas LaVoy           35,265            25,038          180,000            18,400
Donald Anderson      1,228,161          574,194        1,325,000            25,990
Greg Oester            45,000             7,800          985,000            50,500

(1) Calculated as the differencebetween closing price on the date exercised and the exercise price,multiplied by the number of options exercised.
(2) Represents the number of securities underlying unexercised options and warrants that were exercisable at 2005 Fiscal Year End. Greg Oester also holds 125,000 options which become exercisable in fiscal year 2006.
(3) Calculated as the difference between the closing price of the Company's Common Stock on June 30, 2005 and the exercise price for those options exercisable on June 30, 2005, with an exercise price less than the closing price, multiplied by the number of applicable options.

Option Grants Subsequent to Fiscal Year End

                        Options           Date of          Date         Expiration       Option
      Name              Granted            Grant        Exercisable        Date          Price

Robert R. Kauffman      400,000    (1)    9/13/05         9/13/05         9/13/15        $0.81
John A. Carlson         200,000    (1)    9/13/05         9/13/05         9/13/15        $0.81
Harold S. Carpenter      80,000    (2)    9/13/05         9/13/05         9/13/15        $0.81
James T. Hecker          80,000    (2)    9/13/05         9/13/05         9/13/15        $0.81
Steven P. Oman           80,000    (2)    9/13/05         9/13/05         9/13/15        $0.81
Thomas C. LaVoy          80,000    (2)    9/13/05         9/13/05         9/13/15        $0.81
Donald E. Anderson       80,000    (2)    9/13/05         9/13/05         9/13/15        $0.81
Greg M. Oester          100,000    (3)    9/20/05       Varies (5)        9/20/15        $0.81
Other Employees         235,000    (4)    9/20/05         Various         9/20/15        $0.81

(1)  Issued pursuant to the 2004 Stock Option Plan.
(2)  Issued pursuant to the 2004 Directors & Officers Stock Option Plan.
(3)  Issued pursuant to the 1999 Stock Option Plan.
(4)  Issued pursuant to the 2002 Stock Option Plan.
(5)  25% vest on 9/20/2005, 25% vest on 9/20/2006, and 50% vest on 9/20/2007.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Employment Agreements and Executive Compensation

The Executive Officers are at-will employees without employment agreements.

Compensation of Directors

During Fiscal Year 2005, non-employee Directors were compensated for their services in cash ($750 per meeting per day up to a maximum of $1,500 per meeting) and through the grant of options to acquire shares of Class A Common Stock as provided by the 1996, 1998, 1999, 2000, 2002, and 2004 Directors and Officers Stock Option Plans (the "D&O Plans") which are described below. All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

The 1996 Directors and Officers Stock Option Plan was approved by the Board of Directors on September 9, 1996. Shareholders approved the 1998, 1999, 2000, 2002, and 2004 Directors and Officers Stock Option Plans on November 6, 1998, November 5, 1999, November 10, 2000, November 22, 2002, and November 19, 2004, respectively. The purpose of the 1996, 1998, 1999, 2000, 2002, and 2004 D&O Plans is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. All Directors and Executive Officers of the Company are eligible to participate in the 1996, 1998, 1999, 2000, 2002, and 2004 Plans. Newly appointed Directors receive options to purchase shares of common stock at fair market value. Upon each subsequent anniversary of the election to the Board of Directors, each non-employee Director may receive an additional option to purchase shares of common stock at fair market value.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or common stock equivalent as of September 23, 2005. Information regarding the stock ownership of Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, and Donald E. Anderson, Alanco Director, is also shown in the table in the following section, Current Directors and Executive Officers.



                                                    Five Percent Owners

                                       Class A                          Total                               Total
                                       Common                          Common                   Total      Stock,
                                       Shares                           Stock                   Stock     Options &
                                       Owned                          Equivalent Exercisable    Owned     Warrants
                           Class A    Percent   Series A    Total       Owned       Stock        and     Percent of
                           Common       of     Preferred    Common     Percent     Options     Options     Common
                           Shares      Class    Shares      Stock        of          and         and     Equivalent
                            Owned       (5)    Owned (4)  Equivalent    Class(5)   Warrants    Warrants    Class (6)
                           ---------  -------  ---------  ----------  ----------  -----------  --------  -----------

Technology Systems         4,500,000  16.42%       -      4,500,000     12.12%     --         4,500,000   12.12%
  International, Inc. (1)

Donald E. Anderson (2)     2,101,261   7.67%   1,012,062  5,137,447     13.83%    1,405,000   6,542,447   16.98%

Robert R. Kauffman (3)       432,000   1.58%     631,387  2,326,161      6.26%    2,807,500   5,133,661   12.85%

(1) Technology Systems International, Inc., a Nevada corporation, (TSIN) is an independent, private company, which was issued 6,000,000 shares of

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       Alanco common stock in 2002 in connection with the acquisition of the assets of TSIN effective in June 2002. The only Form 13D filed by TSIN was filed on September 9, 2002 and indicated TSIN ownership of 6,000,000 Alanco common shares. TSIN is currently in bankruptcy proceeding and to our knowledge, no filings have been made by TSIN to adjust that initial Form 13D filing. However, based on stock transfer records and information obtained from public bankruptcy hearings, we believe the current TSIN ownership of Alanco common stock is approximately 4.5 million shares. To our knowledge, no person or entity owns in excess of 25% of the outstanding shares of TSIN. The only TSIN shareholder that we are aware of who may beneficially control a significant percentage of the outstanding shares of TSIN, and who could potentially own more than 5% of the outstanding Alanco common stock equivalent, is Richard C. Jones, who, to the best of our knowledge, owns approximately 5.3 million TSIN shares, representing approximately 23% of the outstanding TSIN shares. TSIN has previously indicated their intention to distribute the shares of Alanco common stock in excess of certain corporate litigation and liquidation expenses on a pro-rata basis to their shareholders; however, the shares have not been distributed as of the date of this Form 10-KSB, and there is no assurance that the shares will be distributed. The address of TSIN is c/o Jeffrey M. Proper, 3550 N. Central Avenue, Suite 1200, Phoenix, Arizona 85012.
(2) The number of shares, options and warrants owned includes The Anderson Family Trust, owner of 1,548,161 shares of Alanco Class A Common Stock, 561,234 shares of Alanco Series A Convertible Preferred Stock and 725,000 exercisable warrants; Programmed Land, Inc., owner of 533,100 shares of Alanco Class A Common Stock, 450,828 shares of Alanco Series A Convertible Preferred Stock and 500,000 exercisable warrants, both of which Mr. Anderson claims beneficial ownership; and 180,000 exercisable options owned by Mr. Anderson. The 1,012,261 shares of Series A Convertible Preferred Stock beneficially owned by Mr. Anderson represent 34.34% of the total Series A Convertible Preferred shares outstanding. Mr. Anderson's address is 11804 North Sundown Drive, Scottsdale, Arizona 85260.
(3) In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares. If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may acquire additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned; but due to matters as discussed in Footnote 1 above, we are unable to accurately calculate the changes to Mr. Kauffman's ownership. The 631,387 shares of Series A Convertible Preferred Stock beneficially owned by Mr. Kauffman represent 21.42% of the total Series A Convertible Preferred shares outstanding. The address for Mr. Kauffman is: c/o Alanco Technologies, Inc., 15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260.
(4) Preferred Shares are Series A Convertible Preferred Stock, each share of which is convertible into three (3) shares of Class A Common Stock. The 5% owners do not own any shares of the Series B Convertible Preferred Stock.
(5) The percentages for Class A Common Stock shown are calculated based upon 27,410,227 shares of Class A Common Stock outstanding on September 23, 2005. The percentages for Total Common Stock Equivalent are calculated based upon 37,135,611 shares outstanding on September 23, 2005.
(6) In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by any other stockholders.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock and Preferred Stock beneficially owned as of September 23, 2005, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.

                                        ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      Securities of the Registrant Beneficially Owned (1)

                                                                                                                        Total
                           Class A    Shares   Series A       Shares    Total      Shares                  Total       Stock,
                           Common     Owned   Preferred       Owned     Common     Owned   Exerciseable    Stock       Options
                            Stock    Percent    Stock        Percent    Stock     Percent     Stock       Owned +    & Warrants
        Name of             Shares   of Class   Shares       of Class Equivalent  of Class  Options &    Options &   Percent of
 Beneficial Owner (2)       Owned      (7)      Owned          (7)      Owned       (7)    Warrants (8)   Warrants     Class (9)
----------------------     --------- -------- ------------- --------- ----------  -------- ------------  ----------  -----------
Robert R. Kauffman (3)       432,000    1.58%    631,387       21.42%  2,326,161     6.26%    2,807,500   5,133,661     12.85%
   Director/COB/CEO
John A. Carlson              165,644    0.60%    122,675        4.16%    533,669     1.44%    1,150,000   1,683,669      4.40%
   Director/EVP/CFO
Harold S. Carpenter          205,541    0.75%    219,765 (5)    7.46%    864,836     2.33%      400,000   1,264,836      3.37%
   Director
James T. Hecker               32,893    0.12%     25,652 (6)    0.87%    109,849     0.30%      300,000     409,849      1.09%
   Director
Steven P. Oman                10,000    0.04%     12,629        0.43%     47,887     0.13%      285,000     332,887      0.89%
   Director
Thomas C. LaVoy               35,265    0.13%     44,260        1.50%    168,045     0.45%      260,000     428,045      1.14%
   Director
Donald E. Anderson (4)     2,101,261    7.67%  1,012,062       34.34%  5,137,447    13.83%    1,405,000   6,542,447     16.98%
   Director
Greg M. Oester                47,888    0.17%     12,440        0.42%     85,208     0.23%    1,060,000   1,145,208      3.00%
   President - TSIA
                           ---------          ----------              ----------           ------------  ----------
Officers and Directors     3,030,492   11.06%  2,080,870       70.61%  9,273,102    24.97%    7,667,500  16,940,602     37.81%
as a Group (8 individuals) =========          ==========              ==========           ============  ==========

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally indicates voting or investment power with respect to securities. In accordance with SEC rules, shares that may be acquired upon conversion or exercise of stock options, warrants or convertible securities which are currently exercisable or which become exercisable within 60 days are deemed beneficially owned. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) COB is Chairman of the Board; CEO is Chief Executive Officer; EVP is Executive Vice President; CFO is Chief Financial Officer.

(3) In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares. If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may acquire additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned; but due to matters as discussed in Footnote 1 of the Five Percent Owners table above, we are unable to accurately calculate the changes to Mr. Kauffman's ownership.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

(4) The number of shares, options and warrants owned also includes The Anderson Family Trust, owner of 1,548,161 shares of Alanco Class A Common Stock, 561,234 shares of Alanco Series A Convertible Preferred Stock and 725,000 exercisable warrants; Programmed Land, Inc., owner of 533,100 shares of Alanco Class A Common Stock, 450,828 shares of Alanco Series A Convertible Preferred Stock and 500,000 exercisable warrants, both of which Mr. Anderson claims beneficial ownership; and 180,000 exercisable options owned by Mr. Anderson. Mr. Anderson's address is 11804 North Sundown Drive, Scottsdale, Arizona 85260.

(5) Excludes 240,000 shares of Class A Common Stock, 301,391 shares of Series A Convertible Preferred Stock and 220,000 warrants to purchase Class A Common Stock owned by Heartland Systems Co., a company for which Mr. Carpenter serves as an officer. Mr. Carpenter disclaims beneficial ownership of such shares.

(6) Excludes 285,000 shares of Class A Common Stock, 333,402 shares of Series A Convertible Preferred Stock and 255,000 warrants to purchase Class A Common Stock owned by Rhino Fund LLP. The fund is controlled by Rhino Capital Incorporated, for which Mr. Hecker serves as Treasurer and General Counsel. Mr. Hecker disclaims beneficial ownership of such shares.

(7) The percentages for Class A Common Stock shown are calculated based upon 27,410,227 shares of Class A Common Stock outstanding on September 23, 2005. The percentages for Series A Convertible Preferred Stock are calculated based upon 2,947,128 shares of Series A Convertible Preferred Stock outstanding on September 23, 2005, each of which is convertible into three (3) shares of Class A Common Stock.

(8) Represents unexercised stock options and warrants issued to named executive officers and directors. All options and warrants issued to the executive officers and directors were exercisable at September 23, 2005. Greg Oester also holds the following options: 75,000 options which become exercisable in fiscal year 2006, 25,000 options which become exercisable in fiscal 2007, and 50,000 options which become exercisable in fiscal year 2008.

(9) The number and percentages shown include the shares of common stock equivalent actually owned as of September 23, 2005 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 23, 2005. The percentages shown are calculated based upon 37,135,611 Common Stock Equivalent shares outstanding as of September 23, 2005. In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by any other stockholders.

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Mr. Steve Oman, a member of the Board of Directors, received compensation in the amount of approximately $91,000 for legal services to the Company for the fiscal year ended June 30, 2005.

Under a Line of Credit Agreement, Mr. Donald Anderson, a member of the Board of Directors, as trustee and beneficial owner of the Anderson Family Trust, was granted 75,000 five-year warrants in March 2005 at a strike price of $0.90 valued at $23,200. In addition, the interest paid to the Anderson Family Trust in fiscal year 2005 under the Line of Credit Agreement was approximately $45,000.


PART IV

ITEM 13.  EXHIBITS

A. Exhibits
        3(i)  Articles of Incorporation of Alanco Technologies, Inc (1)

        3(ii) Bylaws of Alanco Technologies, Inc (2)

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

       10.2 1998 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (6)

       10.3 1999 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (7)

       10.4 2000 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (8)

       10.5 2002 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (9)

       10.6 2004 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (10)

       10.7   Nasdaq Delisting Notification (11)

       10.8   Amendment 3 to Line of Credit Agreement (12)

       10.9   Amendment 4 to Line of Credit Agreement (13)

       14.1   Corporate Code of Business Conduct and Ethics (14)

       21.    Subsidiaries of the Registrant

             Name                                        State of Incorporation
             ----                                        ----------------------
             Arraid, Inc.                                        Arizona
             Excel/Meridian Data, Inc.                           Arizona
             Fry Guy Inc.                                        Nevada
             SanOne, Inc.                                        Arizona
             NetZerver, Inc.                                     Arizona
             Alanco/TSI PRISM, Inc. (formerly Technology
                Systems International, Inc.)                     Arizona

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       31.1 Certification of Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.1    Audit/Corporate Governance Committee Charter (15)

Footnotes:
        (1)   Incorporated by reference to Form 10KSB filed September 27, 2001
        (2)   Incorporated by reference to Form 8-K  filed September 27, 2002
        (3)   Incorporated by reference to Form S-3/A filed November 21, 2004
        (4)   Incorporated by reference to Form DEFM14A filed April 22, 2002
        (5)   Incorporated by reference to Form S-8 filed November 29, 1998
        (6)   Incorporated by reference to Form S-8 filed December 14, 1999
        (7)   Incorporated by reference to Form S-8 filed December 14, 2000
        (8)   Incorporated by reference to Form S-8 filed  January 22, 2004
        (9)   Incorporated by reference to Form S-3 filed August 14, 2002
       (10)   Incorporated by reference to Form S-8 filed February 17, 2005
       (11)   Incorporated by reference to Form 8-K filed August 9, 2005
       (12)   Incorporated by reference to Form 8-K filed March 28, 2005
       (13)   Incorporated by reference to Form 8-K filed July 6, 2005
       (14)   Incorporated by reference to Form 10QSB filed November 15, 2004
       (15)   Incorporated by reference to Form DEF14A filed October 18, 2004

B. Schedules NONE

     Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Semple & Cooper, LLP, the Company's independent auditor, for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2005 and 2004 and the review of the financial statements included in the Company's Forms 10-QSB for such fiscal years were approximately $96,900 and $78,500, respectively.

Financial Information Systems Design and Implementation

There were no fees billed for the professional services described in Paragraph
(c)(4)(ii) of Rule 2-01 of Regulation S-X rendered by Semple & Cooper, LLP for the fiscal year ended June 30, 2005.

All Other Fees

Semple & Cooper, LLP billed the Company during fiscal year 2005 and 2004 a total of approximately $10,000 and $10,000, respectively, for tax preparation and tax consulting services. The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant's independence.

Audit Committee Pre-Approval Policies and Procedures

The 2005 and 2004 audit services provided by Semple & Cooper were approved by our Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

be provided by our independent accountants and the estimated fees related to these services. During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor. These services and fees must be deemed compatible with the maintenance of the auditor's independence, in compliance with the SEC rules and regulations. Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                 ALANCO TECHNOLOGIES, INC.
                                                (Registrant)
                                                /s/ John A. Carlson
                                                John A. Carlson
                                                Chief Financial Officer
Date: September 28, 2005

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

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:    September 28, 2005

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

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:    September 28, 2005

/s/ John A. Carlson
---------------------
John A. Carlson
Vice President and Chief Financial Officer

                 ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this annual report of Form 10-KSB (the "Report") for the period ended June 30, 2005 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   September 28, 2005
                                            /s/ Robert R. Kauffman
                                            ----------------------
                                            Robert R. Kauffman
                                            Chief Executive Officer

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


DATE: September 28, 2005                     /s/ Robert R. Kauffman
                                             ----------------------
                                             Robert R. Kauffman, CEO,
                                             Chairman of the Board

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

           SIGNATURE                  TITLE                       DATE
           ---------                  -----                       ----

     /s/Robert R. Kauffman       Director &                September 28, 2005
     ---------------------       Chief Executive Officer
        Robert R. Kauffman

     /s/James T. Hecker          Director                  September 28, 2005
     ------------------
        James T. Hecker

     /s/Harold S. Carpenter      Director                  September 28, 2005
     ----------------------
        Harold S. Carpenter

     /s/Thomas C. LaVoy          Director                  September 28, 2005
     ------------------
        Thomas C. LaVoy

     /s/Steven P. Oman           Director                  September 28, 2005
     -----------------
        Steven P. Oman

     /s/Donald E. Anderson       Director                  September 28, 2005
     ---------------------
        Donald E. Anderson

     /s/John A. Carlson          Director &                September 28, 2005
     ------------------          Chief Financial Officer
        John A. Carlson




By /s/ Robert R. Kauffman
       Chairman and Chief Executive Officer








                                 Transfer Agent
                        Computershare Trust Company, Inc.
                          350 Indiana Street, Suite 800
                                Golden, CO 80401
                                  303-262-0600
                                Fax: 303-262-0700