Form 10QSB
period 2005-09-30
ALANCO TECHNOLOGIES INC
filed 2005-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

      X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIE
    ----
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    ----
          For the transition period from            to
                                        -----------    ----------

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

                ----------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of November 4,2005 there were 27,485,200 shares, net of treasury shares, of common stock outstanding.

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

                            ALANCO TECHNOLOGIES, INC.

                                      INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets (Unaudited)
                September 30, 2005 and June 30, 2005.........................3

       Condensed Consolidated Statements of Operations (Unaudited)
                For the three months ended September 30, 2005 and 2004.......4

       Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                For the three months ended September 30, 2005................5

       Condensed Consolidated Statements of Cash Flows (Unaudited)
                For the three months ended September 30, 2005 and 2004.......6

   Notes to Condensed Consolidated Financial Statements (Unaudited)..........8
       Note A - Basis of Presentation and Recent Accounting Pronouncements
       Note B - Inventories
       Note C - Contracts in Process
       Note D - Deferred Revenue
       Note E - Loss per Share
       Note F - Equity
       Note G - Industry Segment Data
       Note H - Related Party Transactions
       Note I - Line of Credit
       Note J - Litigation

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................13

   Item 3. Controls and Procedures..........................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings................................................17

   Item 2. Changes in Securities............................................17

   Item 6. Exhibits.........................................................17

                            ALANCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005

                                                 Sep. 30, 2005   June 30, 2005
                                                 -------------   -------------
ASSETS                                            (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                     $     351,200   $     737,300
   Accounts receivable, net                          1,130,800       1,091,400
   Notes receivable, current                            29,600          80,000
   Inventories, net                                  2,264,300       1,902,600
   Prepaid expenses and other current assets           412,800         378,200
                                                 -------------   -------------
       Total current assets                          4,188,700       4,189,500
                                                 -------------   -------------

PROPERTY, PLANT AND EQUIPMENT, NET                     286,200         273,500
                                                 -------------   -------------

OTHER ASSETS
   Goodwill, net                                     5,356,300       5,356,300
   Other intangible assets                             505,300         560,700
   Long-term notes receivable, net                       6,500           8,000
   Net assets held for sale                             85,000         100,200
   Other assets                                         53,000          55,700
                                                 -------------   -------------
       Total other assets                            6,006,100       6,080,900
                                                 -------------   -------------
TOTAL ASSETS                                     $  10,481,000   $  10,543,900
                                                 =============   =============

LIABILITIES AND  SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses         $   1,580,300   $   1,279,600
   Billings in excess of cost and est earnings
       on uncompleted contracts                          3,000           4,200
   Deferred revenue, current                            15,000          60,100
                                                 -------------   -------------
       Total Current Liabilities                     1,598,300       1,343,900

LONG TERM LIABILITIES
   Notes payable, long term                          1,314,100       1,143,600
                                                 -------------   -------------
TOTAL LIABILITIES                                    2,912,400       2,487,500
                                                 -------------   -------------

   Preferred Stock - Series B,  69,700 and
       68,000 shares issued and outstanding,
       respectively                                    684,200         667,300
                                                 -------------   -------------

SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible,
       2,947,100 and 2,781,200 shares issued
       and outstanding, respectively                 3,661,500       3,412,700
   Common Stock- 27,485,200 and 26,680,200
       shares outstanding, net of 500,000
       shares of Treasury Stock                     72,291,100      71,714,600
   Treasury Stock, at cost                            (375,100)       (375,100)
   Accumulated deficit                             (68,693,100)    (67,363,100)
                                                 -------------   -------------
         Total shareholders' equity                  6,884,400       7,389,100
                                                 -------------   -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $  10,481,000   $  10,543,900
                                                 =============   =============

        See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Unaudited)

                                                     2005            2004
                                                 -------------   -------------

NET SALES                                        $   1,601,600   $   1,737,200

   Cost of goods sold                                1,056,700       1,115,800
                                                 -------------   -------------

GROSS PROFIT                                           544,900         621,400

   Selling, general and administrative expense       1,597,100       1,518,700
                                                 -------------   -------------

OPERATING LOSS                                      (1,052,200)       (897,300)

OTHER INCOME & EXPENSES
   Interest expense, net                               (20,500)        (16,300)
   Other income,  net                                    8,400           5,000
                                                 -------------   -------------
LOSS FROM OPERATIONS                                (1,064,300)       (908,600)

   Preferred stock dividends - paid in kind           (265,700)       (236,800)
                                                 -------------   -------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS     $  (1,330,000)  $  (1,145,400)
                                                 =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED
  - Net loss attributable to common shareholders $       (0.05)  $       (0.05)
                                                 =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          26,915,400      24,312,600
                                                 =============   =============

        See accompanying notes to the consolidated financial statements

                                                   ALANCO TECHNOLOGIES, INC.
                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)
                                                                SERIES A
                                    COMMON STOCK            PREFERRED STOCK        TREASURY STOCK     ACCUMULATED
                                 SHARES      AMOUNT        SHARES      AMOUNT     SHARES    AMOUNT      DEFICIT       TOTAL
                               -----------------------  ----------------------  --------------------  ------------  -----------

Balances, June 30, 2005        27,180,200 $ 71,714,600  2,781,200  $ 3,412,700   500,000 $ (375,100)  $(67,363,100) $ 7,389,100


 Exercise of options               30,000       11,100      -            -         -          -              -           11,100
 Exercise of warrants             700,000      560,000      -            -         -          -              -          560,000
 Shares issued for services        75,000       51,100      -            -         -          -              -           51,100
 Quarterly stock valuation          -          (45,700)     -            -         -          -              -          (45,700)
 Preferred dividends, paid in
    kind                            -            -        165,900      248,800     -          -              -          248,800
 Net loss                           -            -          -            -         -          -         (1,330,000)  (1,330,000)
                               ---------- ------------  ---------  -----------  -------- -----------  ------------  -----------

Balances, September 30, 2005   27,985,200 $ 72,291,100  2,947,100  $ 3,661,500   500,000 $ (375,100)  $(68,693,100) $ 6,884,400
                               ========== ============  =========  ===========  ======== ===========  ============  ===========

                            ALANCO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                                                     2005             2004
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                          $  (1,064,300)  $    (908,700)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                    92,500          82,800
       Stock issued for services                         -              59,900
       Income from assets held for sale                 (8,400)         (5,000)
   Changes in:
       Accounts receivable, net                        (39,400)       (182,200)
       Inventories, net                               (361,700)        (55,000)
       Costs in excess of billings and estimated
          earnings on uncompleted contracts               -            (21,600)
       Prepaid expenses and other  current assets      (29,300)        (51,600)
       Accounts payable and accrued expenses           300,700         209,700
       Deferred revenue                                (45,100)        (27,200)
       Billings and estimated earnings in excess
          of costs on uncompleted contracts             (1,200)        (25,800)
       Other assets                                      2,800           5,200
                                                 -------------   -------------
       Net cash used in operating activities        (1,153,400)       (919,500)
                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale                   23,600          19,100
   Collection of notes receivable, net                  51,900          30,000
   Purchase of property, plant and equipment           (49,800)        (34,000)
   Patent renewal and other                              -              (1,900)
                                                 -------------   -------------
   Net cash provided by investing activities            25,700          13,200
                                                --------------   -------------

           See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Continued)

                                                     2005            2004
                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on borrowings                        $     170,500   $       -
   Repayment on borrowings                               -              (3,000)
   Net proceeds from equity transactions               571,100       1,100,100
                                                 -------------   -------------
   Net cash provided by financing activities           741,600       1,097,100
                                                 -------------   -------------

NET INCREASE (DECREASE) IN CASH                       (386,100)        190,800

CASH AND CASH EQUIVALENTS, beginning of period         737,300       1,975,600
                                                 -------------   -------------

CASH AND CASH EQUIVALENTS, end of period         $     351,200   $   2,166,400
                                                 =============   =============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Net cash paid during the period for interest  $      20,500   $      16,700
                                                 =============   =============

   Non-Cash Activities:
       Value of stocks and warrants issued for
          services and prepayments               $      51,100   $      59,900
                                                 =============   =============
       Valuation adjustment                      $     (45,700)  $       -
                                                 =============   =============
       Value of warrants issued for credit
          line extension                         $       -       $      23,300
                                                 =============   =============
       Series B preferred stock dividend, paid
          in kind                                $      16,900   $      15,000
                                                 =============   =============
       Series A preferred stock dividend,
          paid in kind                           $     248,800   $     221,800
                                                 =============   =============

        See accompanying notes to the consolidated financial statements


                            ALANCO TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005

Note A - Basis of Presentation and Recent Accounting Pronouncements

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business segments: Computer Data Storage Segment and RFID Technology Segment.

         The unaudited condensed consolidated balance sheet as of September 30, 2005, the related unaudited condensed consolidated statements of operations for the three months ended September 30, 2005 and the related unaudited condensed consolidated statement of cash flows for the three months ended September 30, 2005 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2005, Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company's financial statements for the three months ended September 30, 2005 and 2004. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts presented below.

                            ALANCO TECHNOLOGIES, INC.

                                                 3 months ended September 30,
                                                      2005           2004
                                                 -------------   -------------
Net loss, as reported                            $  (1,330,000)  $   1,145,400)

Deduct: Total stock-based Employee compensation
   expense determined under fair value based
   methods for all awards, net of related tax
   effects                                       $    (358,900)  $     (43,500)
                                                 -------------   -------------

Pro forma net loss                               $  (1,688,900)  $  (1,188,900)
                                                 =============   =============

Net loss per common share, basic and diluted
     As reported                                 $       (0.05)  $       (0.05)
                                                 =============   =============
     Pro forma                                   $       (0.06)  $       (0.05)
                                                 =============   =============

Weighted Average Shares Outstanding,
     Basic and Diluted                              26,915,400      24,312,600
                                                 =============   =============

Pro Forma Weighted Average Shares Outstanding,
     Basic and Diluted                              26,970,100      24,332,200
                                                 =============   =============

During the three months ended September 30, 2005, the Company granted employee stock options to purchase 1,435,000 shares of the Company's Class A Common Stock at an average purchase price of $0.84, market price on date of grant. The fair value of option grants is estimated as of the date of grant, in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model, with the assumptions substantively utilized in the year-end financial statements.

Long-lived assets and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Recent Accounting Pronouncements - In November 2004, the FASB issued Statement No. 151 ("SFAS 151"), "Inventory Cost - An Amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. Currently, we do not have any inventory items that fall into the classifications discussed; accordingly, adoption of SFAS 151 does not have a significant impact on our financial statements.

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

                            ALANCO TECHNOLOGIES, INC.

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

In May 2005, the FASB issued Statement No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections." SFAS 154 replaces APB Opinion No. 20, ("APB 20") and SFAS No. 3 to require retrospective application of changes to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principles to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for changes and corrections made after January 1, 2006, with early adoption permitted. The Company is currently not contemplating changes that would be impacted by SFAS 154.

Note B - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of September 30, 2005 and June 30, 2005 are summarized as follows:



                                                 September 30,      June 30,
                                                      2005           2005
                                                 -------------   -------------
                                                  (unaudited)
Raw materials and purchased parts                $   2,403,300   $   2,011,900
Work-in-progress                                        91,700         106,000
Finished goods                                          99,200          99,300
                                                 -------------   -------------
                                                     2,594,200       2,217,200
Less reserves for obsolescence                        (329,900)       (314,600)
                                                 -------------   -------------
                                                 $   2,264,300   $   1,902,600
                                                 =============   =============


Note C - Contracts In Process

         Costs incurred, estimated earnings and billings in the RFID Technology segment, related to contracts for the installation of TSI PRISM system in process at September 30, 2005 and June 30, 2005 consist of the following:


                                                 September 30,     June 30,
                                                     2005            2005
                                                 -------------   -------------
                                                  (unaudited)
Costs incurred on uncompleted contracts          $      64,300   $      34,100
Estimated gross profit earned to date                    9,700           1,700
                                                 -------------   -------------
Revenue earned to date                                  74,000          35,800
Less Billing to date                                   (77,000)        (40,000)
                                                 -------------   -------------
Billing in excess of costs and
     estimated earnings                          $      (3,000)  $      (4,200)
                                                 =============   =============

                            ALANCO TECHNOLOGIES, INC.

Note D - Deferred Revenue

         Deferred Revenues at September 30, 2005 and June 30, 2005 consist of the following:

                                                 September 30,      June 30,
                                                     2005             2005
                                                 -------------   -------------
                                                  (unaudited)
Extended warranty revenue                        $      15,000   $      60,100
Less - current portion                                 (15,000)        (60,100)
                                                 -------------   -------------
Deferred revenue - long term                     $       -               -
                                                 =============   =============

Note E - Loss Per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2005 there were 3,690,000 potentially dilutive securities outstanding.

Note F - Equity

         During the three months ended September 30, 2005, the Company issued a total of 805,000 shares of the Company's Class A Common Stock. Included were 730,000 shares issued upon exercise of outstanding warrants and options generating $571,100 in proceeds to the Company. In addition, the Company granted 75,000 shares, valued at fair market value on date of issue of $51,100, in exchange for future services to be rendered to the Company.

         During March 2005, the Company entered into a technology license agreement with a developer of RFID real-time location services technology utilizing 2.4 GHz wireless networking standards. In conjunction with the execution of the license agreement, the Company issued 250,000 shares of the Company's Class A Common Stock, the value of which may be applied to future royalty payments and inventory purchases. The definitive value for the 250,000 shares issued will be determined at market value on the effective date of the applicable stock registration statement; however, at September 30, 2005, the value of the issued shares was determined to be $175,000, based upon the closing market price on September 30, 2005, of $.70 per share. At June 30, 2005, the stock had been valued at $220,700, resulting in a quarterly valuation reduction of $45,700.

         The Company modified, during the quarter ended September 30, 2005, the exercise price and expiration date of warrants granted to four institutional investors to purchase a total of 700,000 shares of the Company's Class A Common Stock. The warrants were granted in conjunction with a private placement completed in April 2004. The Company modified the exercise price from the formula base to $.80 per share. The warrants were to expire on August 1, 2005, and were modified to expire on September 1, 2005. The warrants were exercised on August 31, 2005, resulting in net proceeds to the Company of $560,000.

         Subsequent to September 30, 2005, the Company reduced the exercise price from $1.00 per share to $.70 per share for warrants to purchase 1,450,000 shares of the Company's Class A Common Stock, granted to a group of equity investors in conjunction with a private placement in October 2002. The $.70

                            ALANCO TECHNOLOGIES, INC.

exercise price represented a value approximately three percent greater than market on the date the warrant strike price was modified. Warrants to purchase 600,000 (43%) of the 1,450,000 shares were held by officers and directors of the Company, including warrants to purchase 100,000 shares held by Robert R. Kauffman, CEO, Director and greater than five percent (5%) owner of the Company and warrants to purchase 400,000 shares controlled by Don Anderson, a Director and greater than five percent (5%) owner of the Company. The warrants expire on December 31, 2005.

         The Company declared and paid dividends-in-kind on the Company's preferred shares through the issuance of 165,900 shares of Series A Preferred Stock valued at $248,800 and 1,700 shares of Series B Preferred Stock valued at $16,900. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2005.


Note G -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):


                                                    Three Months ended 09/30
                                                      2005           2004
                                                 -------------    -------------
Revenue
     Data Storage                                $   1,464,600   $   1,365,700
     RFID Technology                                   137,000         371,500
                                                 -------------   -------------
  Total Revenue                                      1,601,600       1,737,200
                                                 =============   =============

Gross Profit
     Data Storage                                      510,000         479,900
     RFID Technology                                    34,900         141,500
                                                 -------------   -------------
  Total Gross Profit                                   544,900         621,400
                                                 -------------   -------------

Gross Margin
     Data Storage                                         34.8%           35.1%
                                                 -------------   -------------
     RFID Technology                                      25.5%           38.1%
                                                 -------------   -------------
     Overall Gross Margin                                 34.0%           35.8%
                                                 -------------   -------------

Selling, General and Administrative Expense
     Data Storage                                      562,100         445,200
     RFID Technology                                   673,300         690,000
                                                 -------------   -------------
  Total Segment Operating Expense                    1,235,400       1,135,200
                                                 -------------   -------------

Operating Profit (Loss)
     Data Storage                                      (52,100)         34,700
     RFID Technology                                  (638,400)       (548,500)
     Corporate Expense, net                           (361,700)       (383,500)
                                                 -------------   -------------
  Operating Loss                                 $  (1,052,200)  $    (897,300)
                                                 =============   =============

Depreciation and Amortization
     Data Storage                                        6,100           3,600
     RFID Technology                                    85,500          78,500
     Corporate                                             900             700
                                                 -------------   -------------
  Total Depreciation and Amortization            $      92,500  $       82,800
                                                 =============   =============

                           ALANCO TECHNOLOGIES, INC.

Note H - Related Party Transactions

         The Company has a $1.5 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2005, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors. See Note - F Equity for discussion of modification to warrants granted to a group of equity investors, including entities Mr. Anderson controls.

Note I - Line of Credit

         At September 30, 2005, the Company had an outstanding balance under the line of credit agreement of $1,000,000. The balance is under a $1.5 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and last modified on June 29, 2005. Under the Agreement, the Company must maintain a minimum balance due under the line of at least $1,000,000 through the July 1, 2007 expiration date. As such, the $1,000,000 due under the line of credit agreement is recorded as Notes payable, long term. At September 30, 2005, the Company had $500,000 available under the line of credit agreement.

Note J - Litigation

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2005. Due to internal governance issues affecting the plaintiff, the litigation has been indefinitely stayed. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend against the action. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial. The Company intends to pursue legal expense reimbursement from both the Company's insurance carrier and the Plaintiffs in the litigation matters.

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

                            ALANCO TECHNOLOGIES, INC.

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

Results of Operations

(A)      Three months ended 09/30/05 versus 09/30/04
Sales
         Consolidated sales for the quarter ended September 30, 2005 was $1,601,600, a decrease of $135,600, or 7.8%, when compared to $1,737,200 for the comparable quarter of the prior year. The decrease resulted from a sales decrease in the RFID Technology reporting segment of $234,500, from $371,500 for the quarter ended September 30, 2004 to $137,000 for the current quarter. The Data Storage segment increased sales by 7.2%, to $1,464,600 from $1,365,700 reported for the quarter ended September 30, 2004. The increase in Data Storage segment sales compared to the previous year resulted from increased demand for the Company's data storage products as companies increased technology expenditures in reaction to improving economic conditions. Sales of the RFID Technology segment decreased due to a reduction in current contract in progress revenue resulting from the continued prison contract and funding postponements caused by fiscal budgetary constraints.

Gross Profit and Operating Expenses
         Gross profit reported during the quarter amounted to $544,900, a decrease of $76,500, or 12.3%, when compared to $621,400 reported for the same quarter of the prior year. The decrease in gross profit resulted from reduced sales of the RFID Technology segment. Consolidated gross margins decreased from

                            ALANCO TECHNOLOGIES, INC.

35.8% for the quarter ended September 30, 2004 to 34.0% for the current quarter. The decrease in gross margin resulted from the minimal sales of the RFID Technology segment which distorts the gross margin percentage and a change in product mix in the Data Storage segment to lower gross margin products resulting in a gross margin reduction to 34.8% from 35.1% for the same quarter of the prior year.

         Selling, general and administrative expenses for the current quarter increased to $1,597,100, a $78,400 increase, or 5.2%, when compared to $1,518,700 incurred in the comparable quarter of fiscal year 2004. The major component of the increase was an increase of approximately $117,000 in sales and administrative expenses related to Data Storage segment sales growth, offset by small reductions in selling, general and administrative expenses for the RFID Technology segment and a reduction of corporate expenses. The selling, general and administrative expenses reflected an increase in unallocated engineering project expenses of approximately $45,000, increased sales and sales support expenses of approximately $65,000.

Operating Loss
         The Operating Loss for the quarter was ($1,052,200) compared to a loss of ($897,300) for the same quarter of the prior year, an increase of $154,900, or 17.3%. The increased Operating Loss resulted from the RFID Technology segment increasing its Operating Loss to ($638,400), an increase of $89,900, or 16.4%, when compared to the Operating Loss reported in the same quarter of the prior year of ($548,500), and from the Data Storage segment reporting a Operating Loss of ($52,100), compared to an Operating profit of $34,700 reported in the comparable quarter of the prior year.

Interest Expense, Other Income and Dividends Expense
         Net interest expense for the quarter amounted to $20,500 compared to interest expense of $16,300 for the same quarter in the prior year. The interest expense increase resulted from increases in the prime rate, and an increase in the minimum borrowing limit of our credit line. Other Income increased to $8,400 from $5,000 reported for the comparable quarter of the prior year. The Company paid quarterly in-kind Series A and Series B Preferred Stock dividends with values of $265,700 and $236,800 in the quarters ended September 30, 2005 and 2004, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended September 30, 2005 amounted to ($1,330,000), or ($.05) per share, compared to a loss of ($1,145,400), or ($.05) per share, in the comparable quarter of the prior year. Although the Company has reported increased operating losses in both the RFID Technology segment and its Data Storage segment, it anticipates improved future operating results in both segments as the economy improves. However, actual results in both the Data Storage segment and the RFID Technology segments may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at September 30, 2005 exceeded current liabilities by $2,590,400, resulting in a current ratio of 2.62 to 1. At June 30, 2005 the Company's current assets exceeded current liabilities by $2,845,600, reflecting a current ratio of 3.12 to 1. The decrease in the current ratio at September 30, 2005 when compared to June 30, 2005 resulted primarily

                            ALANCO TECHNOLOGIES, INC.

from funding operating losses during the period. Accounts receivable of $1,130,800 at September 30, 2005, reflects an increase of $39,400, or 3.6%, when compared to the $1,091,400 reported as consolidated accounts receivable at June 30, 2005. The accounts receivable balance at September 30, 2005 represented sixty-four days' sales in receivables compared to fifty-five days' sales at June 30, 2005.

         Consolidated inventories at September 30, 2005 amounted to $2,264,300, an increase of $361,700, or 19.0%, when compared to $1,902,600 at June 30, 2005. The September 30, 2005 reflects an inventory turnover of 1.9 compared to an inventory turnover of 3.8 reported at June 30, 2005. Although the September 30, 2005 inventory balance of $2,264,300 reflects a significant increase from the inventory balance at June 30, 2005 of $1,902,600, it reflects a slight decrease from the $2,337,300 reported as of September 30, 2004. The current inventory levels reflect management's continued anticipated revenue increases for both the Data Storage segment and the RFID Technology segment.

         At September 30, 2005, the Company had an outstanding balance of $1,000,000 under a $1.5 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 2%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At September 30, 2005, the Company had $500,000 available under the line of credit. See Line of Credit Footnote I for additional discussion of the existing line of credit agreement.

         Cash used in operations for the three-month period ended September 30, 2005 was $1,153,400, an increase of $233,900 when compared to cash used in operations of $919,500 for the comparable period ended September 30, 2004. The increase resulted primarily from increases in inventory levels during the current quarter, compared to an increase in inventory levels during the comparable quarter of the prior year, offset somewhat by increases in accounts payable and accrued expense that exceeded the increase in the quarter ended September 30, 2004.

         During the three months ended September 30, 2005, the Company reported cash flows from investing activities of $25,700, compared to $13,200 reported for the three months ended September 30, 2004. The increase is primarily the result of collection of notes receivable.

         Cash provided by financing activities for the three months ended September 30, 2005 consisted of $571,100 in net proceeds received from the exercise of warrants and options, and $170,500 borrowed against the credit line. Cash provided by financing activities during the same period in the prior fiscal year included the net proceeds from the sale of common and preferred stock of $1,100,100, offset by net repayment on borrowings during the period of $3,000.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2006 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at September 30, 2005. If additional working capital was required and the Company was unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2006. See Footnote F - Equity for additional information related to working capital raised by the Company during the three months ended September 30, 2005, necessary to achieve planned operating results for the current fiscal year results.

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

                            ALANCO TECHNOLOGIES, INC.

         Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2005. Due to internal governance issues affecting the plaintiff, the litigation has been indefinitely stayed. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend the actions. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc. and Arraid Property L.L.C., a Limited Liability Company, has been deemed immaterial. The Company intends to pursue legal expense reimbursement from both the Company's insurance carrier and the Plaintiffs in the litigation matters.

Item 2.  CHANGES IN SECURITIES

         During the three months ended September 30, 2005, the Company issued 165,900 shares of Series A Preferred Stock and 1,700 Shares of Series B Preferred Stock as dividend in-kind payments, 730,000 shares of Class A Common Stock for the exercise of existing warrants and options and 75,000 shares of Common Stock for services rendered.

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

Date:    November 11, 2005

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

Date:    November 11, 2005
/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

                            ALANCO TECHNOLOGIES, INC.


EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended September 30, 2005 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   November 11, 2005
                                    /s/ Robert R. Kauffman
                                    ----------------------
                                    Robert R. Kauffman
                                    Chief Executive Officer

                                    /s/ John A. Carlson
                                    ----------------------
                                    John A. Carlson
                                    Chief Financial Officer