Form 10QSB
period 2005-12-31
ALANCO TECHNOLOGIES INC
filed 2006-02-14
CIK 98618

ALANCO TECHNOLOGIES, INC.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       ----
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005

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

      As of February 8, 2006 there were 30,395,200 shares, net of treasury shares, of common stock outstanding.

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

                            ALANCO TECHNOLOGIES, INC.


                                      INDEX

                                                                   Page Number

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                            December 31, 2005 (Unaudited)
                            and June 30, 2005...............................3

                  Condensed Consolidated Statements of Operations
                            (Unaudited)for the three months ended
                            December 31, 2005 and 2004......................4

                  Condensed Consolidated Statements of Operations
                            (Unaudited for the six months ended
                            December 31, 2005 and 2004......................5

                  Condensed Consolidated Statements of Changes in Equity
                            (Unaudited)for the six months ended
                            December 31, 2005 and 2004......................6

                  Condensed Consolidated Statements of Cash Flows
                            (Unaudited)for the six months ended
                            December 31, 2005 and 2004.....................7

         Notes to Condensed Consolidated Financial Statements
                  (Unaudited)...............................................9
                  Note A - Basis of Presentation and Recent Accounting
                           Pronouncements
                  Note B - Inventories
                  Note C - Contracts in Process
                  Note D - Deferred Revenue
                  Note E - Loss per Share
                  Note F - Equity
                  Note G - Industry Segment Data
                  Note H - Related Party Transactions
                  Note I - Line of Credit
                  Note J - Litigation
                  Note K - Subsequent Events

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................14

         Item 3.  Controls and Procedures..................................19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................19

         Item 2.  Unregistered Sale of Equity Securities and Use
                  of Proceeds..............................................19

         Item 4.  Submission of Matters to a Vote of Security Holders......19

         Item 6.  Exhibits ................................................20

                            ALANCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2005 AND JUNE 30, 2005

                                                     Dec 31, 2005  June 30, 2005
                                                     ------------  -------------
ASSETS                                                (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                         $    129,900  $    737,300
   Accounts receivable, net                               769,400     1,091,400
   Notes receivable, current                               29,600        80,000
   Inventories, net                                     2,267,300     1,902,600
   Prepaid expenses and other current assets              495,900       378,200
                                                     ------------  ------------
      Total current assets                              3,692,100     4,189,500
                                                     ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET                        231,400       273,500
                                                     ------------  ------------

OTHER ASSETS
   Goodwill , net                                       5,356,300     5,356,300
   Other intangible assets                                450,000       560,700
   Long-term notes receivable, net                          5,000         8,000
   Net assets held for sale                                65,200       100,200
   Other assets                                            50,200        55,700
                                                     ------------  ------------
      Total other assets                                5,926,700     6,080,900
                                                     ------------  ------------
TOTAL ASSETS                                         $  9,850,200  $ 10,543,900
                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses             $  1,260,100  $  1,279,600
   Billings in excess of cost and est earnings
      on uncompleted contracts                              3,000         4,200
   Deferred revenue, current                               94,700        60,100
                                                     ------------  ------------
      Total Current Liabilities                         1,357,800     1,343,900

LONG TERM LIABILITIES
   Notes payable, long term                             1,314,100     1,143,600
                                                     ------------  ------------
TOTAL LIABILITIES                                       2,671,900     2,487,500
                                                     ------------  ------------
   Preferred Stock - Series B, 71,400 and 68,000
      shares issued and outstanding, respectively         701,500       667,300
                                                     ------------  ------------

SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible, 2,947,100
      and 2,781,200 shares issued and outstanding,
      respectively                                      3,661,500     3,412,700
   Common Stock- 28,895,200 and 26,680,200 shares
      outstanding, net of 500,000 shares of
      Treasury Stock                                   72,942,600    71,714,600
   Treasury Stock, at cost                               (375,100)     (375,100)
   Accumulated deficit                                (69,752,200)  (67,363,100)
                                                     ------------  ------------
      Total shareholders' equity                        6,476,800     7,389,100
                                                     ------------  ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $  9,850,200  $ 10,543,900
                                                     ============  ============

      See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED DECEMBER 31, (Unaudited)

                                                         2005          2004
                                                     ------------  ------------
NET SALES                                            $  1,624,900  $  2,085,500

   Cost of goods sold                                   1,113,800     1,402,400
                                                     ------------  ------------

GROSS PROFIT                                              511,100       683,100

   Selling, general and administrative expense          1,539,400     1,548,900
                                                     ------------  ------------

OPERATING LOSS                                         (1,028,300)     (865,800)

OTHER INCOME & EXPENSES
   Interest expense, net                                  (21,700)      (11,200)
   Other income, net                                        8,200         5,800
                                                     ------------  ------------
LOSS FROM OPERATIONS                                   (1,041,800)     (871,200)

   Preferred stock dividends - paid in kind               (17,300)      (15,000)
                                                     ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS         $ (1,059,100) $   (886,200)
                                                     ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED
   - Net loss attributable to common shareholders    $      (0.04) $      (0.03)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             28,269,300    25,416,700
                                                     ============  ============

         See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED DECEMBER 31, (Unaudited)

                                                         2005          2004
                                                     ------------  ------------
NET SALES                                            $  3,226,500  $  3,822,700

   Cost of goods sold                                   2,170,500     2,518,200
                                                     ------------  ------------

GROSS PROFIT                                            1,056,000     1,304,500

   Selling, general and administrative expense          3,136,600     3,067,600
                                                     ------------  ------------

OPERATING LOSS                                         (2,080,600)   (1,763,100)

OTHER INCOME & EXPENSES
   Interest expense, net                                  (42,200)      (27,600)
   Other income, net                                       16,800        10,800
                                                     ------------  ------------
LOSS FROM OPERATIONS                                   (2,106,000)   (1,779,900)

   Preferred stock dividends - paid in kind              (283,100)     (251,700)
                                                     ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS         $ (2,389,100) $ (2,031,600)
                                                     ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED
   - Net loss attributable to common shareholders    $      (0.09) $      (0.08)
                                                     ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             27,486,000    24,887,000
                                                     ============  ============

         See accompanying notes to the consolidated financial statements


                                                  ALANCO TECHNOLOGIES, INC.
                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 (unaudited)

                                                          SERIES A
                                  COMMON STOCK         PREFERRED STOCK      TREASURY STOCK    ACCUMULATED
                               SHARES      AMOUNT      SHARES    AMOUNT     SHARES   AMOUNT     DEFICIT        TOTAL
                             ---------------------- ---------------------  -----------------  ------------  -----------

Balances, June 30, 2005      27,180,200 $71,714,600  2,781,200 $3,412,700  500,000 $(375,100) $(67,363,100) $ 7,389,100

  Exercise of options           140,000      53,600       -          -        -         -             -          53,600
  Exercise of warrants        1,850,000   1,135,000       -          -        -         -             -       1,135,000
  Shares issued for prepaid
    services                    225,000     135,100       -          -        -         -             -         135,100
  Quarterly stock valuation        -        (80,700)      -          -        -         -             -         (80,700)
  Preferred dividends,
    paid in kind                   -           -       165,900    248,800     -         -             -         248,800
  Nasdaq Fees                      -        (15,000)      -          -        -         -             -         (15,000)
  Net loss                         -           -          -          -        -         -       (2,389,100)  (2,389,100)
                             ---------- -----------  --------- ----------  ------- ---------  ------------  -----------

Balances, December 31, 2005  29,395,200 $72,942,600  2,947,100 $3,661,500  500,000 $(375,100) $(69,752,200) $ 6,476,800
                             ========== ===========  ========= ==========  ======= =========  ============  ===========


                               See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED DECEMBER 31,(Unaudited)

                                                         2005          2004
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                              $ (2,106,000)  $(1,779,900)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                       219,500       168,100
      Stock issued for services                              -           59,900
      Income from assets held for sale                    (15,400)      (10,800)
   Changes in:
      Accounts receivable, net                            322,000      (334,400)
      Inventories, net                                   (364,700)       21,900
      Costs in excess of billings and estimated
         earnings on uncompleted contracts                   -          (55,500)
      Prepaid expenses and other current assets           (63,400)      (75,300)
      Other assets                                          5,500         5,300
      Accounts payable and accrued expenses               (19,500)      269,400
      Deferred revenue                                     34,600       123,100
      Billings and estimated earnings in excess of
         costs on uncompleted contracts                    (1,200)      (25,800)
                                                     ------------  ------------
      Net cash used in operating activities            (1,988,600)   (1,634,000)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale                      50,400        40,500
   Collection of notes receivable, net                     53,400        55,000
   Purchase of property, plant and equipment              (66,700)      (75,500)
   Patent renewal and other                                  -           (1,800)
                                                     ------------  ------------
   Net cash provided by investing activities               37,100        18,200
                                                     ------------  ------------

         See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                FOR THE SIX MONTHS ENDED DECEMBER 31, (Continued)

                                                         2005          2004
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on borrowings                            $    170,500  $       -
   Repayment on borrowings                                   -           (3,500)
   Net proceeds from sale of Equity Transactions        1,173,600     1,112,400
                                                     ------------  ------------
   Net cash provided by financing activities            1,344,100     1,108,900
                                                     ------------  ------------

NET (DECREASE) IN CASH                                   (607,400)     (506,900)

CASH AND CASH EQUIVALENTS, beginning of period            737,300     1,975,600
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS, end of period             $    129,900  $  1,468,700
                                                     ============  ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Net cash paid during the period for interest      $     47,400  $     16,700
                                                     ============  ============

   Non-Cash Activities:
      Value of stocks and warrants issued for
         services and prepayments                    $    135,100  $     59,900
                                                     ============  ============
      Valuation adjustment                           $    (80,700) $       -
                                                     ============  ============
      Value of warrants issued for credit line
         extension                                   $       -     $     23,300
                                                     ============  ============
      Series B preferred stock dividend, paid
         in kind                                     $     34,300  $     30,000
                                                     ============  ============
      Series A preferred stock dividend, paid in
         kind                                        $    248,800   $   221,800
                                                     ============  ============

         See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2005

Note A - Basis of Presentation and Recent Accounting Pronouncements

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business segments: Computer Data Storage Segment and RFID Technology Segment.

         The unaudited condensed consolidated balance sheet as of December 31, 2005, the related unaudited condensed consolidated statements of operations, changes in shareholders' equity and cash flows for the six months ended December 31, 2005 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company's financial statements for the six months ended December 31, 2005 and 2004. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts presented below.

                            ALANCO TECHNOLOGIES, INC.

                                                     6 months ended December 31,
                                                         2005          2004
                                                     ------------  ------------
Net loss, as reported                                $ (2,389,100) $ (2,031,600)

Deduct: Total stock-based Employee compensation
   expense determined under fair value based
   methods for all awards, net of related tax
   effects                                           $   (521,000) $    (43,500)
                                                     ------------  ------------

Pro forma net loss                                   $ (2,910,100) $ (2,075,100)
                                                     ============  ============

Net loss per common share, basic and diluted
     As reported                                     $      (0.09)  $     (0.08)
                                                     ============  ============
     Pro forma                                       $      (0.10)  $     (0.08)
                                                     ============  ============

Weighted Average Shares Outstanding,
     Basic and Diluted                                 27,486,000    24,887,000
                                                     ============  ============

During the six months ended December 31, 2005, the Company granted employee stock options to purchase 2,205,000 shares of the Company's Class A Common Stock at an average purchase price of $0.74, market price on date of grant. The fair value of option grants is estimated as of the date of grant, in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model, with the assumptions substantively utilized in the year-end financial statements.

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

In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires that the fair-value-based method be used to account for these transactions for all public entities. This Statement is effective for small business issuers for the first fiscal year beginning after December 15, 2005 and will effect any stock-based compensation for options issued after that date, or not vested as of that date.

                            ALANCO TECHNOLOGIES, INC.

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

Note B - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of December 31, 2005 and June 30, 2005 are summarized as follows:

                                                     December 31,     June 30,
                                                         2005          2005
                                                     ------------  ------------
                                                      (unaudited)
Raw materials and purchased parts                    $  2,394,600  $  2,011,900
Work-in-progress                                          122,000       106,000
Finished goods                                             97,700        99,300
                                                     ------------  ------------
                                                        2,614,300     2,217,200
Less reserves for obsolescence                           (347,000)     (314,600)
                                                     ------------  ------------
                                                     $  2,267,300  $  1,902,600
                                                     ============  ============

Note C - Contracts In Process

         Costs incurred, estimated earnings and billings in the RFID Technology segment, related to contracts for the installation of TSI PRISM system in process at December 31, 2005 and June 30, 2005 consist of the following:

                                                     December 31,     June 30,
                                                         2005          2005
                                                     ------------  ------------
                                                       (unaudited)
Costs incurred on uncompleted contracts              $     64,300  $     34,100
Estimated gross profit earned to date                       9,700         1,700
                                                     ------------  ------------
Revenue earned to date                                     74,000        35,800
Less Billing to date                                      (77,000)      (40,000)
                                                     ------------  ------------
Billing in excess of costs and
     estimated earnings                              $     (3,000) $     (4,200)
                                                     ============  ============

                            ALANCO TECHNOLOGIES, INC.

Note D - Deferred Revenue

         Deferred Revenues at December 31 and June 30, 2005 consist of the following:

                                                     December 31,     June 30,
                                                         2005           2005
                                                     ------------  ------------
                                                      (unaudited)
Extended warranty revenue                            $     94,700  $     60,100
Less - current portion                                    (94,700)      (60,100)
                                                     ------------  ------------
Deferred revenue - long term                         $       -     $       -
                                                     ============  ============

Note E - Loss Per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Certain potentially dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 30, 2005, when the closing market price of the Company's Class A Common Stock on the NASDAQ Capital Market was $0.56, there were 1,150,000 potentially dilutive in-the-money warrants outstanding and 2,362,500 potentially dilutive in-the-money options outstanding. In addition, as of December 31, 2005, there are 3,555,000 out-of-the-money warrants outstanding and 7,137,500 out-of-the-money options outstanding. There were also 2,947,100 shares of Series A Convertible Preferred Stock outstanding (convertible into 8,841,400 shares of Class A Common Stock) and 71,400 shares of Series B Convertible Preferred Stock outstanding (convertible into 928,500 shares of Class A Common Stock).

Note F - Equity

         During the six months ended December 31, 2005, the Company issued a total of 2,215,000 shares of the Company's Class A Common Stock. Included were 1,990,000 shares issued upon exercise of outstanding warrants and options generating $1,188,600 in proceeds to the Company. In addition, the Company granted 225,000 shares, valued at fair market value on date of issue of $135,100, in exchange for future services to be rendered to the Company.

         During March 2005, the Company entered into a technology license agreement with a developer of RFID real-time location services technology utilizing 2.4 GHz wireless networking standards. In conjunction with the execution of the license agreement, the Company issued 250,000 shares of the Company's Class A Common Stock, the value of which may be applied to future royalty payments and inventory purchases. Another 150,000 shares were issued on December 30, 2005 as consideration to amend the agreement. The definitive value for the 400,000 shares issued will be determined at market value on the effective date of the applicable stock registration statement; however, at December 31, 2005, the value of the 400,000 issued shares was determined to be $224,000, based upon the closing market price on December 30, 2005 of $.56 per share. At June 30, 2005, the 250,000 shares previously issued had been valued at $220,700. The value of those 250,000 shares at December 31, 2005 was $140,000, resulting in a net valuation decrease of $80,700.

         On January 19, 2006, the Company filed an S-3 registration statement, which included the 400,000 shares discussed above. That S-3 filing is currently under review by the SEC and is anticipated to become effective after SEC comments are received (within 30 days) and appropriate corrections, if necessary, are made to the S-3 filing.

         In October 2005, the Company reduced the exercise price for warrants (due to expire on December 31, 2005) from $1.00 per share to $.70 per share to purchase 1,450,000 shares of the Company's Class A Common Stock, granted to a group of equity investors in conjunction with a private placement in October 2002. The price was further reduced to $.50 on November 16, 2005 and for every $.50 warrant exercised, a new 3 year warrant was issued at an exercise price of $.50. (In all instances, the adjusted exercise price of the warrants outstanding and the exercise price of the warrants granted represented a value equal to or

                            ALANCO TECHNOLOGIES, INC.

greater than market on date modified or granted.) Warrants to purchase 600,000 (41.3%) of the 1,450,000 shares were held by officers and directors of the Company, including warrants to purchase 100,000 shares held by Robert R. Kauffman, CEO, Director and greater than five percent (5%) owner of the Company, and warrants to purchase 400,000 shares controlled by Don Anderson, a Director and greater than five percent (5%) owner of the Company. 1,150,000, or 79.3%, of the 1,450,000 warrants modified were exercised by December 31, 2005 (included in the total warrants and options exercised above), resulting in proceeds of $575,000 to the Company.

         The Company declared and paid dividends-in-kind on the Company's preferred shares through the issuance of 165,900 shares of Series A Preferred Stock valued at $248,800 and 3,400 shares of Series B Preferred Stock valued at $34,300. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2005.


Note G -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):


                                           Six Months ended 12/31    Three Months ended 12/31
                                              2005         2004          2005         2004
                                        --------------------------  ---------------------------
Revenue
     Data Storage                       $  2,990,600  $  3,187,500  $  1,526,000  $  1,821,800
     RFID Technology                         235,900       635,200        98,900       263,700
                                        ------------  ------------  ------------  ------------
  Total Revenue                            3,226,500     3,822,700     1,624,900     2,085,500
                                        ============  ============  ============  ============

Gross Profit
     Data Storage                            991,500     1,047,000       481,500       567,100
     RFID Technology                          64,500       257,500        29,600       116,000
                                        ------------  ------------  ------------  ------------
  Total Gross Profit                       1,056,000     1,304,500       511,100       683,100
                                        ------------  ------------  ------------  ------------

Gross Margin
     Data Storage                              33.2%         32.8%         31.6%         31.1%
                                        ------------  ------------  ------------  ------------
     RFID Technology                           27.3%         40.5%         29.9%         44.0%
                                        ------------  ------------  ------------  ------------
     Overall Gross Margin                      32.7%         34.1%         31.5%         32.8%
                                        ------------  ------------  ------------  ------------

Selling, General and Administrative
  Expense
     Data Storage                          1,085,100       878,500       522,900       433,300
     RFID Technology                       1,369,300     1,393,900       696,000       703,900
                                        ------------  ------------  ------------  ------------
  Total Segment Operating Expense          2,454,400     2,272,400     1,218,900     1,137,200
                                        ------------  ------------  ------------  ------------

Operating Profit (Loss)
     Data Storage                            (93,600)      168,500       (41,400)      133,800
     RFID Technology                      (1,304,800)   (1,136,400)     (666,400)     (587,900)
     Corporate Expense, net                 (682,200)     (795,200)     (320,500)     (411,700)
                                        ------------  ------------  ------------  ------------
  Operating Loss                        $ (2,080,600)  $(1,763,100) $ (1,028,300)  $   (865,800)
                                        ============  ============  ============  ============

Depreciation and Amortization
     Data Storage                             12,300         8,000         6,200         4,400
     RFID Technology                         205,400       158,700       120,000        80,300
     Corporate                                 1,800         1,400           900           700
                                        ------------  ------------  ------------  ------------
  Total Depreciation and Amortization   $    219,500 $     168,100  $    127,100  $     85,400
                                        ============  ============  ============  ============

                            ALANCO TECHNOLOGIES, INC.

Note H - Related Party Transactions

         The Company has a $1.5 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2005, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors. See Note - F Equity for discussion of modification to warrants granted to a group of equity investors, including entities controlled by Mr. Anderson, and including Mr. Robert Kauffman, the Company's CEO and member of the Company's Board of Directors who is also a greater than 5% owner of the Company.

Note I - Line of Credit

         At December 31, 2005, the Company had an outstanding balance under the line of credit agreement of $1,000,000. The balance is under a $1.5 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and last modified on June 29, 2005. Under the Agreement, the Company must maintain a minimum balance due under the line of at least $1,000,000 through the July 1, 2007 expiration date. As such, the $1,000,000 due under the line of credit agreement is recorded as Notes payable, long term. At December 31, 2005, the Company had $500,000 available under the line of credit agreement.

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

         Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company, is continuing. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company is aggressively defending against this action.

         The Company intends to pursue legal expense reimbursement from both the Company's insurance carrier (where appropriate) and the Plaintiffs in the litigation matters.

Note K - Subsequent Events

         The Company completed on January 17, 2006 the sale, in a private offering to an institutional investor, of 1,500,000 units consisting of one share of its Class A Common Stock together with a 3-year warrant to purchase one-half share of the Company's Common Stock at a price of $.85 per share ("Unit") for a unit sale price of $.60. The Company received $837,000, net of commission, from the offering. The Company granted additional warrants to purchase 52,500 shares of its Common Stock on terms identical to those granted in the private offering as additional commission related to the offering.

         On February 1, 2006 the Company received notification from Nasdaq granting the Company an extension until July 31, 2006, to comply with Nasdaq's $1.00 per share minimum bid price continued listing requirement.

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

                            ALANCO TECHNOLOGIES, INC.

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

                            ALANCO TECHNOLOGIES, INC.

Results of Operations

(A)      Three months ended 12/31/05 versus 12/31/04

Sales
         Consolidated sales for the quarter ended December 31, 2005 were $1,624,900, a decrease of $460,600, or 22.0%, when compared to $2,085,500 for the comparable quarter of the prior year. The decrease resulted from a sales decrease in the RFID Technology segment of $164,800, or 62.4%, from $263,700 for the quarter ended December 31, 2004 to $98,900 for the current quarter. Sales of the RFID Technology segment decreased due to the lack of revenue during the quarter related to the sale of TSI PRISM contracts. The Data Storage segment decreased sales by 16.2% to $1,526,000 from $1,821,800 reported for the quarter ended December 31, 2004. The 16.2% decrease in Data Storage segment sales resulted primarily from delayed shipments related to international sales.

Gross Profit and Operating Expenses
         Gross profit reported during the quarter amounted to $511,100, a decrease of $172,000, or 25.1%, when compared to $683,100 reported for the same quarter of the prior year. The decrease in gross profit resulted from reduced sales of both the RFID Technology segment and the Data Storage segment. Consolidated gross margins decreased from 32.8% for the quarter ended December 31, 2004 to 31.5% for the current quarter. The decrease in gross margin resulted from the minimal sales of the RFID Technology segment which reduced the gross margin percentage. The gross margin for the Data Storage segment increased to 31.6% from 31.1% for the same quarter of the prior year.

         Selling, general and administrative expenses for the current quarter increased to $1,539,400, a $9,500 decrease when compared to $1,548,900 incurred in the comparable quarter of fiscal year 2004. Sales, general and administrative expenses related to Data Storage increased to $522,900, an increase of $89,600, or 20.7%, when compared to sales, general and administrative expense for the same quarter of the prior year. The increase in selling, general and administrative expenses for the Data Storage segment resulted from an increase in unallocated engineering project expenses of approximately $33,000 and increased administrative and sales support expense incurred in anticipation of increased revenues. Sales, general and administrative expenses related to the RFID Technology segment decreased from $703,900 for the quarter ended December 31, 2004 to $696,000 for the current quarter. Corporate expenses reported as Sales, general and administrative expense decreased to $320,500, a decrease of $91,200, or 22.2 %, when compared to the $411,700 reported for the same quarter of the prior year. The decrease resulted from a decrease in legal expense.

Operating Loss
         The Operating Loss for the quarter was ($1,028,300) compared to a loss of ($865,800) for the same quarter of the prior year, an increase of $162,500, or 18.7%. The increased Operating Loss resulted from the RFID Technology segment increasing its Operating Loss by $78,500 to ($666,400), an increase of 13.3%, when compared to the Operating Loss reported in the same quarter of the prior year of ($587,900); and the Data Storage segment reporting a Operating Loss of ($41,400), compared to an Operating profit of $133,800 reported in the comparable quarter of the prior year. The Data Storage segment's reduction in operating profit was due primarily to the increase in unallocated engineering project expense and cost increases incurred in anticipation of increased future revenues.

Interest Expense, Other Income and Dividends Expense
         Net interest expense for the quarter amounted to $21,700 compared to interest expense of $11,200 for the same quarter in the prior year. The interest expense increase resulted from increases in the prime rate, and an increase in the minimum borrowing limit of our credit line. Other Income increased to $8,200 from $5,800 reported for the comparable quarter of the prior year. The Company paid quarterly in-kind Series B Preferred Stock dividends with values of $17,300 and $15,000 in the quarters ended December 31, 2005 and 2004, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended December 31, 2005 amounted to ($1,059,100), or ($.04) per share, compared to a loss of ($886,200), or ($.03) per share, in the comparable quarter of the prior year. Although the Company has reported operating losses in both the RFID

                            ALANCO TECHNOLOGIES, INC.

Technology segment and its Data Storage segment, it anticipates improved future operating results in both segments. However, actual results in both the Data Storage segment and the RFID Technology segments may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

(B)      Six months ended 12/31/2005 versus 12/31/2004

Sales
         Consolidated Sales for the six months ended December 31, 2005 were $3,226,500, a decrease of $596,200, or 15.6%, compared to $3,822,700 reported for the comparable period of the previous year. The sales decrease is attributed to decreases in both of the Company's two business segments. The Company's Data Storage segment reported sales of $2,990,600, a decrease of $196,900, or 6.1%, for the six months ended December 31, 2005, compared to $3,187,500 reported for the six months ended December 31, 2004. The RFID Technology segment reported sales of $235,900, a 62.9% decrease when compared to $635,200 reported for the comparable period in the prior fiscal year.

Gross Profit and Operating Expenses
         Gross profit generated during the current quarter amounted to $1,056,000, a decrease of $248,500, or 19.0% when compared to the same period of the prior year. Gross margins decreased from 34.1% for the six months ended December 31, 2004 to 32.7% for the current period. The decrease in gross margin resulted primarily from a reduced gross margin in the RFID Technology segment due to low sales volumes. The gross margin in the Data Storage segment increased from 32.8% to 33.2% when comparing the current quarter to the comparable quarter of the previous year.

         Selling, general and administrative expenses for the six months ended December 31, 2005 increased to $3,136,600, a 2.2% or $69,000 increase, when compared to $3,067,600 incurred in the comparable period of fiscal year 2004. The increase was due to an increase in sales and administrative expenses and increases in unallocated engineering project expenses in the Company's Data Storage segment, offset by a decrease in corporate legal expense.

Operating Loss
         The Operating Loss for the six-month period was ($2,080,600) compared to a loss of ($1,763,100) for the same six-month period of the prior fiscal year, an increase of $317,500 or 18.0%. The increased Operating Loss resulted from the RFID Technology segment increasing its loss by $168,400, or 14.8%, to ($1,304,800), compared to a loss of ($1,136,400) in the prior year, and the Data Storage Segment reporting a loss of ($93,600) compared to a $168,500 operating profit last year.

Interest and Dividends Expense
         Net interest expense for the six months ended December 31, 2005 amounted to $42,200 compared to net interest expense of $27,600 for the same six-month period in the prior year. The increase resulted from increases in the prime rate, and an increase in the minimum borrowing limit of our credit line. The Company paid in-kind Series A and Series B Preferred Stock dividends with values of $283,100 and $251,700 in the six months ended December 31, 2005 and 2004, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the six months ended December 31, 2005 amounted to ($2,389,100), or ($.09) per share, compared to a loss of ($2,031,600), or ($.08) per share, in the comparable period of the prior year. Although the Company has reported increased operating losses in both the RFID Technology segment and its Data Storage segment, it anticipates improved future operating results in both segments as markets improve. However, actual results in both the Data Storage segment and the RFID Technology segments, may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

                            ALANCO TECHNOLOGIES, INC.

Liquidity and Capital Resources

         The Company's current assets at December 31, 2005 exceeded current liabilities by $2,334,300, resulting in a current ratio of 2.7 to 1. At June 30, 2005 the Company's current assets exceeded current liabilities by $2,845,600, reflecting a current ratio of 3.12 to 1. The decrease in the current ratio at December 31, 2005 when compared to June 30, 2005 resulted primarily from funding operating losses during the period. Accounts receivable of $769,400 at December 31, 2005, reflects a decrease of $322,000, or 29.5%, when compared to the $1,091,400 reported as consolidated accounts receivable at June 30, 2005. The accounts receivable balance at December 31, 2005 represented forty-three days' sales in receivables compared to forty days' sales at June 30, 2005. The Data Storage segment reported 26.3 days' sales while days' sales in the RFID Technology segment amounted to 247 days due to a contract holdback and a disputed balance. Both issues are anticipated to be rectified during the current quarter.

         Consolidated inventories at December 31, 2005 amounted to $2,267,300, an increase of $364,700, or 19.2%, when compared to $1,902,600 at June 30, 2005. December 31, 2005 reflects an inventory turnover of 1.9 compared to an inventory turnover of 2.5 reported at June 30, 2005. Although the December 31, 2005 inventory balance of $2,267,300 reflects a significant increase from the inventory balance at June 30, 2005 of $1,902,600, it reflects a slight increase from the $2,260,400 reported as of December 31, 2004. The current inventory levels reflect management's continued anticipated revenue increases for both the Data Storage segment and the RFID Technology segment.

         At December 31, 2005, the Company had an outstanding balance of $1,000,000 under a $1.5 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 2%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At December 31, 2005, the Company had $500,000 available under the line of credit. See Line of Credit Footnote I for additional discussion of the existing line of credit agreement.

         Cash used in operations for the six-month period ended December 31, 2005 was $1,988,600, an increase of $354,600 when compared to cash used in operations of $1,634,000 for the comparable period ended December 31, 2004. The increase resulted primarily from increases in operating losses and inventory levels during the current period.

         During the six months ended December 31, 2005, the Company reported cash flows from investing activities of $37,100, compared to $18,200 reported for the six months ended December 31, 2004. The increase is primarily the result of reduced purchases of property, plant and equipment and a reduction in assets held for sale.

         Cash provided by financing activities for the six months ended December 31, 2005 consisted of $1,173,600 in net proceeds received from the exercise of options and warrants, and $170,500 of additional borrowing against the credit line. Cash provided by financing activities during the same period in the prior fiscal year included the net proceeds from the sale of common and preferred stock of $1,112,400, offset by net repayment on borrowings during the period of $3,500.

         Cash and cash equivalents at December 31, 2005 amounted to $129,000. In addition, the Company had $500,000 available under its line of credit agreement (see Note 1 - Line of Credit) and subsequent to December 31, 2005, the Company completed the sale of 1,500,000 units consisting of one share of its Class A Common Stock together with a 3-year warrant to purchase one-half share of the Company's Common Stock at a price of $.85 per share ("Unit") for a unit sale of price of $.60. The Company received $837,000, net of commission, from the offering (See Note K - Subsequent Events).

         The Company believes that additional cash resources will be required for working capital to achieve planned operating results for fiscal year 2006 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at December 31, 2005. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2006.

                            ALANCO TECHNOLOGIES, INC.

See Footnote F - Equity for additional information related to working capital raised by the Company during the six months ended December 31, 2005, necessary to achieve planned operating results for the current fiscal year results.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2005. Due to internal governance issues affecting the plaintiff, the litigation has been indefinitely stayed. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will aggressively defend against the action. Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a Limited Liability Company, is continuing. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company is aggressively defending against this action. The Company intends to pursue legal expense reimbursement from both the Company's insurance carrier (where appropriate) and the Plaintiffs in the litigation matters.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the six months ended December 31, 2005, the Company issued 165,900 shares of Series A Preferred Stock and 3,400 Shares of Series B Preferred Stock as dividend in-kind payments, 1,990,000 shares of Class A Common Stock for the exercise of existing warrants and options and 225,000 shares of Common Stock for services rendered.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on January 20, 2006, the following proposals were voted upon and approved by the stockholders.

                            ALANCO TECHNOLOGIES, INC.

Proposal #1       Election of Directors

                                 For         Withhold   Total Voting
                                 ---         --------   ------------
   Harold S. Carpenter        30,205,909     288,583     30,494,492
   Robert R. Kauffman         30,200,040     294,452     30,494,492
   James T. Hecker            30,239,851     254,641     30,494,492
   Thomas  C. LaVoy           30,243,751     250,741     30,494,492
   John A. Carlson            30,200,990     293,502     30,494,492
   Steven P. Oman             30,210,890     290,602     30,501,492
   Donald E. Anderson         30,905,009     289,483     31,194,492

Proposal #2       Approval of the Alanco 2005 Stock Option Plan.

                                                         Shares
                                                         ------
                  For                                  16,114,596
                  Against                                 892,054
                  Abstain                                 122,396
                  Broker not voted                     13,466,446

Proposal #3       Approval of the Alanco 2005 Directors and Officers Stock
                  Option Plan.

                                                         Shares
                                                         ------
                  For                                  16,289,307
                  Against                                 809,089
                  Abstain                                  30,650
                  Broker not voted                     10,752,276

Proposal #4 Authorize the Board of Directors, only if necessary, to reverse split the Company's outstanding Class A Common Stock up to a 10 to 1 reverse split.
                                                         Shares
                                                         ------
                  For                                  29,821,107
                  Against                                 750,143
                  Abstain                                  24,242

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

Date:    February 13, 2006

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

Date: February 13, 2006

/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

                            ALANCO TECHNOLOGIES, INC.




EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended December 31, 2005 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   February 13, 2006
                                      /s/ Robert R. Kauffman
                                      ----------------------
                                      Robert R. Kauffman
                                      Chief Executive Officer

                                      /s/ John A. Carlson
                                      ----------------------
                                      John A. Carlson
                                      Chief Financial Officer