Form 10KSB/A
period 2005-06-30
ALANCO TECHNOLOGIES INC
filed 2006-05-09
CIK 98618

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

                               EXPLANATORY NOTE

The purpose of this Amended Form 10-KSB is to restate the balance sheet for the periods ending June 30, 2005 and 2004. The Preferred Stock - Series B Convertible ("Series B") was included in the initial filing in Long-term Liabilities. This Amendment presents the Series B in the consolidated balance sheet between Total Liabilities and Shareholders' Equity. The restatement had no effect on reported net loss.

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


/s/Semple & Cooper LLP
Certified Public Accountants

Phoenix, Arizona
September 1, 2005, except as to note 17 as to which the date is May 8, 2006


                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,

                                                        2005          2004
                                                    ------------  ------------
ASSETS
CURRENT ASSETS
  Cash                                              $    737,300  $  1,975,600
  Accounts receivable, net                             1,091,400       657,200
  Notes receivable, current                               80,000         -
  Inventories, net                                     1,902,600     2,282,300
  Prepaid expenses and other current assets              378,200       110,600
                                                    ------------  ------------
     Total current assets                              4,189,500     5,025,700
                                                    ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET                       273,500       247,500
                                                    ------------  ------------

OTHER ASSETS
  Goodwill, net                                        5,356,300     5,356,300
  Other intangible assets                                560,700       691,700
  Long-term notes receivable, net                          8,000        68,000
  Net assets held for sale                               100,200       156,100
  Other assets                                            55,700        40,600
                                                    ------------  ------------
     Total other assets                                6,080,900     6,312,700
                                                    ------------  ------------
TOTAL ASSETS                                        $ 10,543,900  $ 11,585,900
                                                    ============  ============

LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses             $  1,279,600  $  1,251,700
  Billings in excess of cost and est. earnings on
     uncompleted contracts                                 4,200        25,800
  Deferred revenue, current                               60,100        27,200
                                                    ------------  ------------
     Total Current Liabilities                         1,343,900     1,304,700
                                                    ------------  ------------

LONG TERM LIABILITIES
  Notes payable, long term                             1,143,600       814,100

                                                    ------------  ------------
TOTAL LIABILITIES                                      2,487,500     2,118,800
                                                    ------------  ------------
 PREFERRED STOCK - SERIES B CONVERTIBLE -
     500,000 shares authorized, 68,000 and
     61,500 issued and outstanding, respectively         667,300       602,800

SHAREHOLDERS' EQUITY
  Preferred Stock - Series A Convertible
       5,000,000 shares authorized, 2,781,200 and
       2,476,800  shares issued and outstanding,
       respectively                                    3,412,700     2,956,100
                                                    ------------  ------------
  Common Stock
     Class A - 75,000,000 shares authorized,
       26,680,200 and 23,232,800 shares, net of
       treasury shares,  outstanding, respectively    71,714,600    69,334,700

  Treasury Stock, at cost
     500,000 shares at June 30, 2005 and 2004           (375,100)     (375,100)
  Accumulated deficit                                (67,363,100)  (63,051,400)
                                                    ------------  ------------

  Total shareholders' equity                           7,389,100     8,864,300
                                                    ------------  ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 10,543,900  $ 11,585,900
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

17.    RESTATEMENT.

       The accompanying financial statements have been restated to reflect the Series B Preferred Stock as mezzanine financing. It was originally reported as a liability.

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