Form 10QSB
period 2006-03-31
ALANCO TECHNOLOGIES INC
filed 2006-05-15
CIK 98618

ALANCO TECHNOLOGIES, INC.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


        X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      ----
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

        X  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      ----
         For the transition period from            to
                                        ----------    ----------

                          Commission file number 0-9347
                                                 ------
                            ALANCO TECHNOLOGIES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Arizona
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   86-0220694
                                   ----------
                       (I.R.S. Employer Identification No.)

          15575 N. 83rd Way, Suite 3, Scottsdale, Arizona   85260
          -----------------------------------------------   -----
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

    As of May 5, 2006 there were 31,265,200 shares, net of treasury shares,
    -----------------------------------------------------------------------
                          of common stock outstanding.
                          ----------------------------

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



                                      INDEX

Page Number
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets March 31, 2006
                      (Unaudited) and June 30, 2005.........................3

                  Condensed Consolidated Statements of Operations
                      (Unaudited)for the three months ended
                      March 31, 2006 and 2005 ..............................4

                  Condensed Consolidated Statements of Operations
                      (Unaudited)for the nine months ended
                      March 31, 2006 and 2005...............................5

                  Condensed Consolidated Statements of Changes in
                      Shareholders' Equity (Unaudited) For the nine
                      months ended March 31, 2006 ..........................6

                  Condensed Consolidated Statements of Cash Flows
                      (Unaudited)for the nine months ended
                      March 31, 2006 and 2005...............................7

         Notes to Condensed Consolidated Financial Statements
                  (Unaudited)...............................................9
                  Note A - Basis of Presentation and Recent Accounting
                           Pronouncements
                  Note B - Inventories
                  Note C - Contracts in Process
                  Note D - Deferred Revenue
                  Note E - Loss per Share
                  Note F - Equity
                  Note G - Industry Segment Data
                  Note H - Related Party Transactions
                  Note I - Line of Credit
                  Note J - Litigation
                  Note K - Subsequent Events
                  Note L - Nasdaq Notification

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................15

         Item 3.  Controls and Procedures..................................20

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................20

         Item 2.  Unregistered Sale of Equity Securities and
                  Use of Proceeds..........................................20

         Item 4.  Submission of Matters to a Vote of Security Holders......21

         Item 6.  Exhibits ................................................21


                            ALANCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31, 2006 AND JUNE 30, 2005

                                                  March 31, 2006 June 30, 2005
                                                  --------------  ------------
ASSETS                                              (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                        $    197,300  $    737,300
   Accounts receivable, net                              925,400     1,091,400
   Notes receivable, current                              29,600        80,000
   Inventories, net                                    2,252,900     1,902,600
   Prepaid expenses and other current assets             545,100       378,200
                                                    ------------  ------------
      Total current assets                             3,950,300     4,189,500
                                                    ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET                       195,700       273,500
                                                    ------------  ------------

OTHER ASSETS
   Goodwill                                            5,356,300     5,356,300
   Other intangible assets                               394,600       560,700
   Long-term notes receivable, net                         3,500         8,000
   Net assets held for sale                               46,600       100,200
   Other assets                                           47,500        55,700
                                                    ------------  ------------
      Total other assets                               5,848,500     6,080,900
                                                    ------------  ------------
TOTAL ASSETS                                        $  9,994,500  $ 10,543,900
                                                    ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable, current portion                         89,000             -
   Accounts payable and accrued expenses            $  1,494,100  $  1,279,600
   Billings in excess of cost and est
      earnings on uncompleted contracts                   31,900         4,200
   Deferred revenue, current                              47,400        60,100
                                                    ------------  ------------
      Total Current Liabilities                        1,662,400     1,343,900

LONG-TERM LIABILITIES
   Notes payable, long-term                            1,314,100     1,143,600
                                                    ------------  ------------
TOTAL LIABILITIES                                      2,976,500     2,487,500
                                                    ------------  ------------

   Preferred Stock - Series B, 71,400 and 68,000
      shares issued and outstanding, respectively        719,300       667,300
                                                    ------------  ------------

SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible, 3,122,900
      and 2,781,200 shares issued and outstanding,
      respectively                                     3,925,200     3,412,700
   Common Stock- 30,395,200 and 26,680,200 shares
      outstanding, net of 500,000 shares of
      Treasury Stock                                  73,774,500    71,714,600
   Treasury Stock, at cost                              (375,100)     (375,100)
   Accumulated deficit                               (71,025,900)  (67,363,100)
                                                    ------------  ------------
      Total shareholders' equity                       6,298,700     7,389,100
                                                    ------------  ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $  9,994,500  $ 10,543,900
                                                    ============  ============

       See accompanying notes to the consolidated financial statements


                            ALANCO TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)

                                                        2006          2005
                                                    ------------  ------------

NET SALES                                           $  1,466,200  $  1,531,200

   Cost of goods sold                                    914,700       975,300
                                                    ------------  ------------

GROSS PROFIT                                             551,500       555,900

   Selling, general and administrative expense         1,580,100     1,712,200
                                                    ------------  ------------

OPERATING LOSS                                        (1,028,600)   (1,156,300)

OTHER INCOME & EXPENSES
   Interest expense, net                                 (23,700)      (11,200)
   Other income, net                                      60,200        63,900
                                                    ------------  ------------
LOSS FROM OPERATIONS                                    (992,100)   (1,103,600)

   Preferred stock dividends - paid in kind             (281,500)     (252,000)
                                                    ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS        $ (1,273,600) $  1,355,600)
                                                    ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED
   - Net loss attributable to common shareholders   $      (0.04) $      (0.05)
                                                    ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            30,111,900    25,514,500
                                                    ============  ============

        See accompanying notes to the consolidated financial statements


                            ALANCO TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, (Unaudited)
                                                        2006          2005
                                                    ------------  ------------

NET SALES                                           $  4,692,700  $  5,353,900

   Cost of goods sold                                  3,085,100     3,493,500
                                                    ------------  ------------

GROSS PROFIT                                           1,607,600     1,860,400

   Selling, general and administrative expense         4,716,800     4,779,800
                                                    ------------  ------------

OPERATING LOSS                                        (3,109,200)   (2,919,400)

OTHER INCOME & EXPENSES
   Interest expense, net                                 (65,900)      (38,800)
   Other income,  net                                     76,900        74,700
                                                    ------------  ------------
LOSS FROM OPERATIONS                                  (3,098,200)   (2,883,500)

   Preferred stock dividends - paid in kind             (564,600)     (503,700)
                                                    ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS        $ (3,662,800) $ (3,387,200)
                                                    ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED
   - Net loss attributable to common shareholders          (0.13)  $     (0.13)
                                                    ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            28,351,700    25,118,000
                                                    ============  ============

       See accompanying notes to the consolidated financial statements


                                                    ALANCO TECHNOLOGIES, INC.
                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    FOR THE NINE MONTHS ENDED MARCH 31, 2006 (unaudited)

                                                           SERIES A
                                  COMMON STOCK          PREFERRED STOCK       TREASURY STOCK          ACCUMULATED
                               SHARES      AMOUNT      SHARES     AMOUNT      SHARES   AMOUNT      DEFICIT      TOTAL
                            -----------------------  ---------------------- ------------------  ------------  -----------

Balances, June 30, 2005     27,180,200 $ 71,714,600  2,781,200  $ 3,412,700  500,000 $(375,100) $(67,363,100) $ 7,389,100

  Exercise of options          140,000       53,600          -            -        -         -             -       53,600
  Exercise of warrants       1,850,000    1,135,000          -            -        -         -             -    1,135,000
  Shares issued for
     prepaid services          225,000      135,100          -            -        -         -             -      135,100
  Quarterly stock valuation          -      (64,700)         -            -        -         -             -      (64,700)
  Private Offering, net      1,500,000      830,000          -            -        -         -             -      830,000
  Preferred dividends,
     paid in kind                    -            -    341,700      512,500        -         -             -      512,500
  Nasdaq Fees                        -      (29,100)         -            -        -         -             -      (29,100)
  Net loss                           -            -          -            -        -         -    (3,662,800)  (3,662,800)
                            ---------- ------------  ---------  -----------  ------- ---------  ------------  -----------

Balances, March 31, 2006    30,895,200 $ 73,774,500  3,122,900  $ 3,925,200  500,000 $(375,100) $(71,025,900) $ 6,298,700
                            ========== ============  =========  ===========  ======= =========  ============  ===========


                         ALANCO TECHNOLOGIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31, (Unaudited)

                                                        2006          2005
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from operations                             $ (3,098,200) $ (2,883,500)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                      301,200       257,300
      Stock issued for services                           51,100        73,300
      Income from assets held for sale                   (23,600)      (74,800)
   Changes in:
      Accounts receivable, net                           166,000      (396,300)
      Inventories, net                                  (328,600)       24,700
      Prepaid expenses and other current assets         (147,600)      (64,200)
      Other assets                                         8,200         5,300
      Accounts payable and accrued expenses              214,500       316,700
      Deferred revenue                                   (12,700)       78,000
      Billings and estimated earnings in excess
        of costs on uncompleted contracts                 27,700       (25,800)
                                                    ------------  ------------
      Net cash used in operating activities           (2,842,000)   (2,689,300)
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale                     77,200       123,400
   Collection of notes receivable, net                    54,900        12,000
   Purchase of property, plant and equipment             (80,000)     (101,700)
   Patent renewal and other                                  900        (1,800)
                                                    ------------  ------------
   Net cash provided by investing activities              53,000        31,900
                                                    ------------  ------------

      See accompanying notes to the consolidated financial statements


                       ALANCO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE NINE MONTHS ENDED MARCH 31, (Continued)
                                                        2006         2005
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on borrowings                           $    495,500  $         -
   Repayment on borrowings                              (236,000)       (5,200)
   Net proceeds from sale of equity transactions       1,989,500     1,300,000
                                                    ------------  ------------
   Net cash provided by financing activities           2,249,000     1,294,800
                                                    ------------  ------------

NET (DECREASE) IN CASH                                  (540,000)   (1,362,600)

CASH AND CASH EQUIVALENTS, beginning of period           737,300     1,975,600
                                                    ------------  ------------

CASH AND CASH EQUIVALENTS, end of period            $    197,300  $    613,000
                                                    ============  ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Net cash paid during the period for interest     $     47,400  $     38,800
                                                    ============  ============

   Non-Cash Activities:

      Value of stocks and warrants issued for
         services and prepayments                   $    135,100  $    336,800
                                                    ============  ============
      Valuation adjustment                          $    (64,700) $          -
                                                    ============  ============
      Value of warrants issued for credit line
         extension                                  $          -  $     23,300
                                                    ============  ============
      Series B preferred stock dividend, paid in
         kind                                       $     52,000  $     47,200
                                                    ============  ============
      Series A preferred stock dividend, paid in
        kind                                        $    512,500  $    456,600
                                                    ============  ============

        See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2006

Note A - Basis of Presentation and Recent Accounting Pronouncements

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in two business segments: Computer Data Storage Segment and RFID Technology Segment.

         The unaudited condensed consolidated balance sheet as of March 31, 2006, the related unaudited condensed consolidated statements of operations, changes in shareholders' equity and cash flows for the nine months ended March 31, 2006 presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2005, Amended Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method under APB 25, there is no related compensation expense recorded in the Company's financial statements for the nine months ended March 31, 2006 and 2005. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts presented below.

                            ALANCO TECHNOLOGIES, INC.

                                                    Nine months ended March 31,
                                                        2006          2005
                                                    ------------  ------------
Net loss, as reported                               $ (3,662,800) $ (3,387,200)

Deduct: Total stock-based employee compensation
     expense determined under fair value based
     methods for all awards, net of related tax
     effects                                        $   (525,000) $   (178,100)
                                                    ------------  ------------

Pro forma net loss                                  $ (4,187,800) $ (3,565,300)
                                                    ============  ============

Net loss per common share, basic and diluted
     As reported                                    $      (0.13) $      (0.13)
                                                    ============  ============
     Pro forma                                      $      (0.15) $      (0.14)
                                                    ============  ============

Weighted Average Shares Outstanding,
     Basic and Diluted                                28,351,700    25,118,000
                                                    ============  ============

During the nine months ended March 31, 2006, the Company granted employee stock options to purchase 2,125,000 shares of the Company's Class A Common Stock at an average purchase price of $0.77, market price on date of grant. The fair value of option grants is estimated as of the date of grant, in accordance with SFAS 123, utilizing the Black-Scholes option-pricing model, with the assumptions substantively utilized in the year-end financial statements.

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

                            ALANCO TECHNOLOGIES, INC.

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

Note B - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of March 31, 2006 and June 30, 2005 are summarized as follows:

                                                      March 31,     June 30,
                                                        2006          2005
                                                    ------------  ------------
                                                      (unaudited)
Raw materials and purchased parts                   $  2,378,100  $  2,011,900
Work-in-progress                                         112,600       106,000
Finished goods                                           117,600        99,300
                                                    ------------  ------------
                                                       2,608,300     2,217,200
Less reserves for obsolescence                          (355,400)     (314,600)
                                                    ------------  ------------
                                                    $  2,252,900  $  1,902,600
                                                    ============  ============

Note C - Contracts In Process

         Costs incurred, estimated earnings and billings in the RFID Technology segment, related to contracts for the installation of TSI PRISM system in process at March 31, 2006 and June 30, 2005 consist of the following:

                                                      March 31,     June 30,
                                                        2006          2005
                                                    ------------  ------------
                                                     (unaudited)
Costs incurred on uncompleted contracts             $     71,000  $     34,100
Estimated gross profit earned to date                     13,600         1,700
                                                    ------------  ------------
Revenue earned to date                                    84,600        35,800
Less Billing to date                                    (116,500)      (40,000)
                                                    ------------  ------------
Billing in excess of costs and
     estimated earnings                             $    (31,900) $     (4,200)
                                                    ============  ============

                            ALANCO TECHNOLOGIES, INC.

Note D - Deferred Revenue

         Deferred Revenues at March 31, 2006 and June 30, 2005 consist of the following:

                                                      March 31,     June 30,
                                                        2006          2005
                                                    ------------  ------------
                                                    (unaudited)
Extended warranty revenue                           $     47,400  $     60,100
Less - current portion                                   (47,400)      (60,100)
                                                    ------------  ------------
Deferred revenue - long term                        $          -  $          -
                                                    ============  ============

Note E - Loss Per Share

         Basic loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Certain potentially dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2006, when the closing market price of the Company's Class A Common Stock on the NASDAQ Capital Market was $0.65, there were 1,200,000 potentially dilutive in-the-money warrants outstanding and 2,362,500 potentially dilutive in-the-money options outstanding. In addition, as of March 31, 2006, there are 4,307,500 out-of-the-money warrants outstanding and 6,797,500 out-of-the-money options outstanding. There were also 3,122,900 shares of Series A Convertible Preferred Stock outstanding (convertible into 9,368,700 shares of Class A Common Stock) and 73,200 shares of Series B Convertible Preferred Stock outstanding (convertible into 951,600 shares of Class A Common Stock).

Note F - Equity

         During the nine months ended March 31, 2006, the Company issued a total of 3,715,000 shares of the Company's Class A Common Stock. Included were 1,990,000 shares issued upon exercise of outstanding warrants and options generating $1,188,600 in proceeds to the Company and 225,000 shares, valued at fair market value on date of issue of $135,100, issued in exchange for future services to be rendered to the Company. In addition, the Company completed the sale on January 17, 2006, of a private offering to an institutional investor, of 1,500,000 units consisting of one share of its Class A Common Stock together with a 3-year warrant to purchase one-half share of the Company's Common Stock at a price of $.85 per share ("Unit") for a unit sale price of $.60. The Company received $830,000, net of commission, from the offering. The Company granted additional warrants to purchase 52,500 shares of its Common Stock on terms identical to those granted in the private offering as additional commission related to the offering.

         During March 2005, the Company entered into a technology license agreement with a developer of RFID real-time location services technology utilizing 2.4 GHz wireless networking standards. In conjunction with the execution of the license agreement, the Company issued 250,000 shares of the Company's Class A Common Stock, the value of which may be applied to future royalty payments and inventory purchases ("Prepayment"). Another 150,000 shares were issued under the same terms on December 30, 2005 as consideration to amend the agreement. The value for the 400,000 shares issued is to be determined at market value on the effective date of the applicable stock registration statement; however, due to a delay in the effective date, the Company agreed to fix the value at $.60 per share, before commissions. At March 31, 2006, the shares were valued at $240,000, or $.60 per share, $.05 lower than the closing stock price at March 31, 2006 of $.65 per share. The shares will remain valued at the lower of $.60 per share or the closing price of the Company's common

                            ALANCO TECHNOLOGIES, INC.

stock. If the Prepayment value of the 400,000 shares is determined to be less than the $240,000 value ($.60 per share) on the effective date, the Company has an obligation to make additional prepayments so that the total prepayment under the transaction is $240,000, therefore the Company would record an appropriate liability to make up the deficiency. At June 30, 2005, the 250,000 shares previously issued had been valued at $220,700.

         On January 19, 2006, the Company filed an S-3 registration statement, which included the 400,000 shares discussed above. That S-3 filing is currently under review by the SEC. The Company is working with the SEC and anticipates an effective date shortly.

         In October 2005, the Company reduced the exercise price for warrants (due to expire on December 31, 2005) from $1.00 per share to $.70 per share to purchase 1,450,000 shares of the Company's Class A Common Stock, granted to a group of equity investors in conjunction with a private placement in October 2002. The price was further reduced to $.50 on November 16, 2005 and for every $.50 warrant exercised, a new 3 year warrant was issued at an exercise price of $.50. (In all instances, the adjusted exercise price of the warrants outstanding and the exercise price of the warrants granted represented a value equal to or greater than market on date modified or granted.) Warrants to purchase 600,000 (41.3%) of the 1,450,000 shares were held by officers and directors of the Company, including warrants to purchase 100,000 shares held by Robert R. Kauffman, CEO, Director and greater than five percent (5%) owner of the Company, and warrants to purchase 400,000 shares controlled by Don Anderson, a Director and greater than five percent (5%) owner of the Company. 1,150,000, or 79.3%, of the 1,450,000 warrants modified were exercised by December 31, 2005 (included in the total warrants and options exercised above), resulting in proceeds of $575,000 to the Company.

         The Company declared and paid dividends-in-kind during the nine months ended March 31, 2006 on the Company's preferred shares through the issuance of 341,700 shares of Series A Preferred Stock valued at $512,500 and 5,200 shares of Series B Preferred Stock valued at $52,000. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2005.

Note G -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

                            ALANCO TECHNOLOGIES, INC.

                                                      Nine Months ended 03/31     Three Months ended 03/31
                                                        2006          2005          2006         2005
                                                    ---------------------------  --------------------------
Revenue
   Data Storage                                     $  4,371,400  $  4,638,200   $  1,380,900  $  1,450,700
   RFID Technology                                       321,300       715,700         85,300        80,500
                                                    ------------  ------------   ------------  ------------
   Total Revenue                                       4,692,700     5,353,900      1,466,200     1,531,200
                                                    ============  ============   ============  ============

Gross Profit
   Data Storage                                        1,522,800     1,579,400        531,200       532,400
   RFID Technology                                        84,800       281,000         20,300        23,500
                                                    ------------  ------------   ------------  ------------
   Total Gross Profit                                  1,607,600     1,860,400        551,500       555,900
                                                    ------------  ------------   ------------  ------------

Gross Margin
   Data Storage                                             34.8%         34.1%          38.5%         36.7%
                                                    ------------  ------------   ------------  ------------
   RFID Technology                                          26.4%         39.3%          23.8%         29.2%
                                                    ------------  ------------   ------------  ------------
   Overall Gross Margin                                     34.3%         34.7%          37.6%         36.3%
                                                    ------------  ------------   ------------  ------------

Selling, General and Administrative Expense
   Data Storage                                        1,530,400     1,351,700        445,300       473,100
   RFID Technology                                     2,062,300     2,069,200        692,900       675,300
                                                    ------------  ------------   ------------  ------------
   Total Segment Operating Expense                     3,592,700     3,420,900      1,138,200     1,148,400
                                                    ------------  ------------   ------------  ------------

Operating Profit (Loss)
   Data Storage                                           (7,600)      227,700         85,900        59,300
   RFID Technology                                    (1,977,500)   (1,788,200)      (672,600)     (651,800)
   Corporate Expense, net                             (1,124,100)   (1,358,900)      (441,900)     (563,800)
                                                    ------------  ------------   ------------  ------------
   Operating Loss                                   $ (3,109,200) $ (2,919,400)  $ (1,028,600)   (1,156,300)
                                                    ============  ============   ============  ============

Depreciation and Amortization
   Data Storage                                           18,200        14,500          5,900         6,500
   RFID Technology                                       280,500       240,500         75,100        81,800
   Corporate                                               2,500         2,300            700           900
                                                    ------------  ------------   ------------  ------------
   Total Depreciation and Amortization              $    301,200  $    257,300   $     81,700  $     89,200
                                                    ============  ============   ============  ============

                            ALANCO TECHNOLOGIES, INC.

Note H - Related Party Transactions

         The Company has a $1.5 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2005, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors. See Note - F Equity for discussion of modification to warrants granted to a group of equity investors, including entities controlled by Mr. Anderson, and including Mr. Robert Kauffman, the Company's CEO and member of the Company's Board of Directors who is also a greater than 5% owner of the Company. Also see Note K - Subsequent Events for discussion of a sale of equity securities to Mr. Anderson subsequent to March 31, 2006.

Note I - Line of Credit

         At March 31, 2006, the Company had an outstanding balance under the line of credit agreement of $1,089,000. The balance is under a $1.5 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and last modified on June 29, 2005. Under the Agreement, the Company must maintain a minimum balance due under the line of at least $1,000,000 through the July 1, 2007 expiration date. As such, the $1,000,000 due under the line of credit agreement is recorded as Notes payable, long term. At March 31, 2006, the Company had $411,000 available under the line of credit agreement.

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

Note K - Subsequent Events

         The Company completed on April 26, 2006 the sale, in a private offering to a trust beneficially owned by a Director of the Company, of 820,000 units consisting of one share of its Class A Common Stock together with a warrant to purchase one share of the Company's Common Stock at a strike price of $.65 per share ("Unit"). The Company received $500,200 from the offering.

Note L - Nasdaq notification

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

General

         Information on industry segments is incorporated by reference from Note G - Industry Segment Data to the Condensed Consolidated Financial Statements.

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

                            ALANCO TECHNOLOGIES, INC.
Results of Operations

(A)      Three months ended 03/31/06 versus 03/31/05
Sales
         Consolidated sales for the quarter ended March 31, 2006 were $1,466,200, a decrease of $ 65,000, or 4.2%, when compared to $1,531,200 for the comparable quarter of the prior year. The decrease resulted from a sales decrease in the Data Storage segment of $69,800, or 4.8%, from $1,450,700 for the quarter ended March 31, 2005 to $1,380,900 for the current quarter. The 4.8% decrease in Data Storage segment sales resulted primarily from delayed shipments related to international sales.

 Gross Profit and Operating Expenses
         Gross profit reported during the quarter amounted to $551,500, a decrease of $4,400, or .8%, when compared to $555,900 reported for the same quarter of the prior year. Consolidated gross margins increased from 36.3% for the quarter ended March 31, 2005 to 37.6% for the current quarter. The increase in gross margin resulted from improved gross margin of the Data Storage segment, which increased to 38.5% from 36.7% for the same quarter of the prior year.

         Operating Expenses for the current quarter decreased to $1,580,100, a decrease of $132,100, or 7.7%, when compared to $1,712,200 incurred in the comparable quarter of fiscal year 2005. Sales, general and administrative expenses related to Data Storage decreased to $445,300, a decrease of $27,800, or 5.9%, when compared to sales, general and administrative expense for the same quarter of the prior year. The decrease for the Data Storage segment resulted primarily from a decrease in commission expenses. RFID Technology Segment selling, general and administrative expenses increased from $675,300 for the quarter ended March 31, 2005 to $692,900 in the current quarter, an increase of 2.6%. Corporate expense decreased to $441,900, a decrease of $121,900, or 21.6%, from the $563,800 reported in the quarter ended March 31, 2005, due to reductions in legal expenses.

Operating Loss
         The Operating Loss for the quarter was ($1,028,600) compared to a loss of ($1,156,300) for the same quarter of the prior year, a decrease of $127,700, or 11%. The decrease in Operating Loss resulted from the Data Storage segment reporting an Operating Profit of $85,900, compared to an Operating profit of $59,300 reported in the comparable quarter of the prior year and a decrease in corporate expenses. The RFID Technology segment increased its Operating Loss by ($20,800) to ($672,600), an increase of 3.2%, when compared to the Operating Loss reported in the same quarter of the prior year of ($651,800). The Data Storage segment's increase in operating profit was due primarily to the increase in gross margin and decreases in operating expenses.

Interest Expense, Other Income and Dividends Expense
         Net interest expense for the quarter amounted to $23,700 compared to interest expense of $11,200 for the same quarter in the prior year. The interest expense increase resulted from increases in the prime rate, and an increase in the minimum borrowing limit of our credit line. Other Income decreased slightly to $60,200 from $63,900 reported for the comparable quarter of the prior year. The Company paid quarterly in-kind Series B Preferred Stock dividends with values of $281,500 and $252,000 in the quarters ended March 31, 2006 and 2005, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended March 31, 2006 amounted to ($1,273,600), or ($.04) per share, compared to a loss of ($1,355,600), or ($.05) per share, in the comparable quarter of the prior year. Although the Company has reported a significant Net Loss Attributable to Common Stockholders for both the current quarter and the same quarter of the prior year, it anticipates continued improving future operating results. However, actual results in both the Data Storage segment and the RFID Technology segments may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

                            ALANCO TECHNOLOGIES, INC.

(B)      Nine months ended 03/31/2006 versus 03/31/2005

Sales
         Consolidated Sales for the nine months ended March 31, 2006 were $4,692,700, a decrease of $661,200, or 12.3%, compared to $5,353,900 reported for the comparable period of the previous year. The sales decrease is attributed to decreases in both of the Company's two business segments. The Company's Data Storage segment reported sales of $4,371,400, a decrease of $266,800, or 5.8%, for the nine months ended March 31, 2006, compared to $4,638,200 reported for the nine months ended March 31, 2005. The RFID Technology segment reported sales of $321,300, a 55.1% decrease when compared to $715,700 reported for the comparable period in the prior fiscal year.

Gross Profit and Operating Expenses
         Gross profit generated during the nine month period ended March 31, 2006 amounted to $1,607,600, a decrease of $252,800, or 13.6%, when compared to $1,860,400 reported for the same period of the prior year. Gross margins decreased slightly from 34.7% for the nine months ended March 31, 2005 to 34.3% for the current period. The decrease in gross margin resulted from a reduced gross margin in the RFID Technology segment due to low sales volumes. The gross margin in the Data Storage segment increased from 34.1% to 34.8% when comparing the current quarter to the comparable quarter of the previous year.

         Operating expenses for the nine months ended March 31, 2006 decreased to $4,716,800, a 1.3% or $63,000 decrease, when compared to $4,779,800 incurred in the comparable period of fiscal year 2005. The decrease was due primarily to a decrease in corporate legal expense.

Operating Loss
         The Operating Loss for the nine-month period was ($3,109,200) compared to a loss of ($2,919,400) for the same nine-month period of the prior fiscal year, an increase of $189,800 or 6.5%. The increased Operating Loss resulted from the RFID Technology segment increasing its loss by $189,300, or 10.6%, to ($1,977,500), compared to a loss of ($1,788,200) in the prior year, and the Data Storage Segment reporting a loss of ($7,600) compared to a $227,700 operating profit in the prior year. Corporate expense decreased by $234,800.

Interest Expense, Other Income and Dividends Expense
         Net interest expense for the nine months ended March 31, 2006 amounted to $65,900 compared to net interest expense of $38,800 for the same nine-month period in the prior year. The increase resulted from increases in the prime rate, and an increase in the minimum borrowing limit of our credit line. Other income increased slightly from $74,700 for the nine month period ended march 31, 2005 to $76,900 for the current period. The Company paid in-kind Series A and Series B Preferred Stock dividends with values of $564,600 and $503,700 in the nine months ended March 31, 2006 and 2005, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the nine months ended March 31, 2006 amounted to ($3,662,800), or ($.13) per share, compared to a loss of ($3,387,200), or ($.13) per share, in the comparable period of the prior year. Although the Company has reported increased operating losses in both the RFID Technology segment and its Data Storage segment, it anticipates improved future operating results in both segments as markets improve. However, actual results in both the Data Storage segment and the RFID Technology segments may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at March 31, 2006 exceeded current liabilities by $2,287,900, resulting in a current ratio of 2.4 to 1. At June 30, 2005 the Company's current assets exceeded current liabilities by $2,845,600, reflecting a current ratio of 3.12 to 1. The decrease in the current ratio at March 31, 2006 when compared to June 30, 2005 resulted primarily from funding

                            ALANCO TECHNOLOGIES, INC.

operating losses during the period. Accounts receivable of $925,400 at March 31, 2006, reflects a decrease of $166,000, or 15.2%, when compared to the $1,091,400 reported as consolidated accounts receivable at June 30, 2005. The accounts receivable balance at March 31, 2006 represented fifty four days' sales in receivables compared to the same fifty four days' sales at June 30, 2005. The Data Storage segment reported 38 days' sales in receivables while the RFID Technology segment reported 259 days sales in receivables. The high RFID Technology segment days sales were due to a contract holdback and slow payments. Payment of all material balances in the RFID accounts receivable had either been received by filing date of this Form 10-QSB or payment is anticipated to be received in the next 30 days.

         Consolidated inventories at March 31, 2006 amounted to $2,252,900, an increase of $350,300, or 18.4%, when compared to $1,902,600 at June 30, 2005.
March 31, 2006 balances reflect an inventory turnover of 1.8 compared to an inventory turnover of 2.5 reported at June 30, 2005. The continued high inventory levels reflect management's continued anticipated revenue increases for the RFID Technology segment and continuing current sales levels for the Data Storage Segment.

         At March 31, 2006, the Company had an outstanding balance of $1,089,000 under a $1.5 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 2%. The line of credit formula is based upon current asset values and is used to finance working capital. At March 31, 2006, the Company had $411,000 available under the line of credit. See Line of Credit Footnote I for additional discussion of the existing line of credit agreement.

         Cash used in operations for the nine-month period ended March 31, 2006 was $2,842,000 an increase of $152,700 when compared to cash used in operations of $2,689,300 for the comparable period ended March 31, 2005. The increase resulted primarily from increases in operating losses and inventory levels during the current period.

         During the nine months ended March 31, 2006, the Company reported cash flows from investing activities of $53,000, compared to $31,900 reported for the nine months ended March 31, 2005. The increase is primarily the result of reduced purchases of property, plant and equipment and a reduction in assets held for sale.

         Cash provided by financing activities for the nine months ended March 31, 2006 amounted to $2,249,000, an increase of $954,200, or 73.7%, compared to the $1,294,800 provided by financing activities for the nine months ended March 31, 2005. The increase resulted from increases in net proceeds by financing activities of $689,500 and increases in net borrowing when compared to the prior year.

         Cash and cash equivalents at March 31, 2006 amounted to $197,300. In addition, the Company had $411,000 available under its line of credit agreement (see Note I - Line of Credit) and subsequent to March 31, 2006, the Company completed the sale of 820,000 units consisting of one share of its Class A Common Stock together with a warrant to purchase one share of the Company's Common Stock at a price of $.85 per share ("Unit"). The Company received $500,200 from the offering (See Note K - Subsequent Events).

         The Company believes that additional cash resources will be required for working capital to achieve planned operating results for fiscal year 2006 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at March 31, 2006. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2006. See Footnote F - Equity for additional information related to working capital raised by the Company during the nine months ended March 31, 2006, necessary to achieve planned operating results for the current fiscal year results.

                            ALANCO TECHNOLOGIES, INC.

Item 3 - CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on various evaluations of the Company's disclosure controls and procedures, as of the end of the period covered by this Form 10-QSB, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required periods.

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

         During the fiscal quarter covered by this report we made no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the nine months ended March 31, 2006, the Company issued 341,700 shares of Series A Preferred Stock and 3,400 shares of Series B Preferred Stock as dividend in-kind payments, 1,990,000 shares of Class A Common Stock for the exercise of existing warrants and options, 1,500,000 shares of Class A Common Stock in a private offering to an accredited investor, and 225,000 shares of Common Stock for services rendered.

                            ALANCO TECHNOLOGIES, INC.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

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

Date:    May 15, 2006

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

Date: May 15, 2006
/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

                            ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended March 31, 2006 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   May 15, 2006
                                        /s/ Robert R. Kauffman
                                        ----------------------
                                        Robert R. Kauffman
                                        Chief Executive Officer

                                        /s/ John A. Carlson
                                        ----------------------
                                        John A. Carlson
                                        Chief Financial Officer