Form 10KSB/A
period 2005-06-30
ALANCO TECHNOLOGIES INC
filed 2006-06-02
CIK 98618

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

                               EXPLANATORY NOTE

On May 9, 2006 the Company filed an Amended Form 10-KSB to restate the balance sheet for the years ending June 30, 2005 and 2004. The effect of the restatement was to reclassify the Series B Convertible Preferred Stock
(Series B) from Liabilities to Mezzanine Financing, presented between Liabilities and Equity. The restatement had no effect on reported net loss or net loss per share.

This second amendment to the Form 10-KSB for the years ending June 30, 2005 and 2004, adds the word "Restated" to the balance sheet, adds a new Auditor's opinion letter, and redates the certifications in Exhibits 31.1 and 32.1. This amendment has no effect on reported net loss or net loss per share.

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

As described in Note 17 to the financial statements, the Company reclassified the Series B Preferred Stock as mezzanine financing, as opposed to a liability as previously reported. The restatement had no effect on reported net loss.

/s/Semple & Cooper LLP
Certified Public Accountants

Phoenix, Arizona
May 23, 2006


                    ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                       RESTATED CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                                                      Restated      Restated
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

17.    RESTATEMENT.

       The accompanying financial statements have been restated to reflect the Series B Preferred Stock as mezzanine financing. It was originally reported as a liability. The restatement had no effect on reported net loss or net loss per share.

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

                                                 ALANCO TECHNOLOGIES, INC.
                                                (Registrant)
                                                /s/ John A. Carlson
                                                John A. Carlson
                                                Chief Financial Officer
Date: June 1, 2006

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

Date: June 1, 2006

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

Date: June 1, 2006

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

Dated:   June 1, 2006
                                            /s/ Robert R. Kauffman
                                            ----------------------
                                            Robert R. Kauffman
                                            Chief Executive Officer

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


DATE:    June 1, 2006                        /s/ Robert R. Kauffman
                                             ----------------------
                                             Robert R. Kauffman, CEO,
                                             Chairman of the Board

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