Form 10KSB
period 2006-06-30
ALANCO TECHNOLOGIES INC
filed 2006-09-28
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                                   FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2006
                          Commission file number 0-9347


                            ALANCO TECHNOLOGIES, INC.
                            -------------------------

               (Exact name of registrant as specified in its charter)


              Arizona                                    86-0220694
              -----------------------------------------------------
             (State or other jurisdiction of       (I.R.S. Employer
              Incorporation or organization)      Identification No.)


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

                                  COMMON STOCK
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

         The Registrant's revenues for the fiscal year ended June 30, 2006 were $6,659,600.

         State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $18,006,500 as of September 22, 2006.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 38,163,700 shares of Class A Common Stock (net of treasury shares) and no shares of Class B Common Stock as of September 22, 2006.

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

PART 1

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

       Alanco Technologies, Inc. was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries. Alanco (Nasdaq:
ALAN) is a provider of advanced information technology solutions with the Company's operations for fiscal years ended June 30, 2006 and 2005 diversified into two reporting business segments including: (i) design, production, marketing and distribution of RFID (Radio Frequency Identification) tracking technology, and (ii) manufacturing, marketing and distribution of data storage products.

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

         The acquisition, effective June 30, 2006, of StarTrak Systems, LLC ("StarTrak"), located in Morris Plains, New Jersey, added Wireless Asset Management, a third reporting business segment described as a provider of wireless GPS tracking and monitoring services, which are offered on a monthly subscription basis to various industry segments. The company's primary focus is currently the refrigerated or "Reefer" segment of the transport industry, providing the dominant share of all wireless tracking, monitoring and control services to this market segment.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


RECENT BUSINESS DEVELOPMENTS

         New Product Announcement - On September 7, 2006, the Company announced that StarTrak Systems, LLC, its wholly owned subsidiary, had commenced the initial commercial deployment of the new ReeferTrak(R) Scout RFID product line designed specifically for localized food distribution fleets, including fast food, dairy and grocery operations. Two Los Angeles-area food distributors have recently purchased and deployed the new ReeferTrak Scout units and base stations at their distribution centers.

         ReeferTrak Scout is an RFID wireless communications system that gives users full two-way command and control capability of their refrigerated truck and trailer fleets when the units are within a several mile range of a base station-equipped distribution center. When the "reefers" are operating out of range of the distribution center, the Scout unit logs GPS, trip and refrigeration unit performance data and automatically downloads the information to StarTrak's central data center via the local base station upon return to the center. Customers use the data to immediately confirm temperature compliance of the shipment from origin to destination. The base stations' several mile RFID range provides excellent coverage of distribution facilities, allowing customers to achieve significant savings in yard operations, fuel usage and product quality.

         Material Definitive Agreement - On August 28, 2006, the Company completed agreements whereby the Company raised $1.3 million in debt financing from certain officers and members of the Company's Board of Directors. The funds were used for working capital requirements related primarily to the acquisition of StarTrak Systems, LLC, an acquisition that was effective on June 30, 2006.

         Contract for Wireless Tracking and Monitoring of Refrigerated Containers - The Company announced on August 24, 2006 that its subsidiary, StarTrak Systems, LLC ("StarTrak"), had begun delivery on a single contract valued at greater than $10 million for its GenTrak wireless tracking system and related monitoring services. The StarTrak contract represents one of the largest single industrial deployments of wireless tracking and monitoring systems on refrigerated assets anywhere.

         GenTrak is a GPS-based, wireless monitoring and control system, initially deployed on marine gensets to monitor the location, operating condition, fuel levels, etc. of both the gensets and any connected refrigerated container. A marine genset is a portable generator temporarily connected to a refrigerated container to provide power during the land-based portion of the transport cycle. The GenTrak system provides significant operational savings and quality improvements to global shipping companies in their refrigerated container operations.

         Nasdaq Listing Notification - In August of 2006, Alanco announced that it had received a staff determination letter from Nasdaq indicating that the Company failed to comply with the minimum bid price requirements for continued listing as set forth in Nasdaq Marketplace Rule 4310(c)(4), and that its securities may be subject to delisting from the Nasdaq Capital Market. The Company has appealed the Staff determination and requested a hearing before the Nasdaq Listing Qualifications Panel ("Panel"). Under Nasdaq Marketplace rules, a request for a hearing stays the delisting action pending the issuance of a written determination by the Panel. The hearing was held on September 14, 2006 in Washington, D.C. with representatives of the Company present. There can be no assurance that the Panel will grant the Company's request for continued listing. Pending a decision by the Panel, the Company's common stock will remain listed on the Nasdaq Capital Market.

         Sale of Unregistered Securities - On July 14, 2006, the Company completed the sale, in a private offering to several private and institutional investors, of 240,000 Units consisting of one share of its Series A Convertible Preferred Stock together with a 5-year warrant to purchase three shares of the Company's Class A Common Stock at a price of $.60 per share ("Unit") for a Unit price of $1.71. The Company received $410,400 from the offering. Twenty five percent of the Units, or 60,000 Units, were purchased by an institutional investor with the balance purchased by members of the Company's Board of Directors. Due to the structure of the offering and the Nasdaq stock market requirements, warrants issued in this offering to members of the Board of Directors are restricted from being exercised without shareholders' approval, which shall be requested at the next annual meeting of the Company's Shareholders.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

DESCRIPTION OF BUSINESS

RFID TECHNOLOGY SEGMENT

         The Company acquired, in May 2002, the operations of Technology Systems International, Inc., a Nevada Corporation ("TSIN"). The technology consisted of the proprietary TSI PRISM(TM) wireless RFID tracking capabilities utilized primarily in correctional facilities, security management and personnel monitoring. The acquisition was effected through a wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation, by the issuance of Alanco Class A Common Stock to purchase TSIN's assets and assumption of specific liabilities of TSIN. During the fiscal year 2005, the Company changed the name of Technology Systems International, Inc. to Alanco/TSI PRISM, Inc. ("ATSI").

         Marketing - ATSI markets its TSI PRISM(TM) RFID tracking system primarily in the United States, through the Company's direct sales representatives and a network of lobbyists. The primary focus of the marketing effort has been directed at the domestic state and federal correctional facilities and county jail markets. In addition, ATSI is providing transmitter technology for a project in the corrections market in Europe.

         Raw Materials - The RFID Technology segment utilizes various domestic subcontractors for materials and parts used to manufacture its products. One domestic supplier represented approximately 34% of those purchases for fiscal year ended June 30, 2005. During fiscal year ended June 30, 2006, no subcontractor accounted for 10% or more of the business segment's purchases.

         The Company anticipates continued concentration of vendor purchases; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers. See Competitive Conditions below for a discussion related to a new licensing agreement to provide new technology that may increase concentration of purchases in future years.

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

         During fiscal year 2005, Alanco entered into a technology license agreement ("License") with a developer of RFID real-time location services technology utilizing 2.4 GHz wireless networking standards. The License grants to Alanco an exclusive five-year worldwide license for the corrections market, to acquire, modify or combine the 2.4 GHz technology with Alanco's 900 MHz TSI PRISM technology. The Company believes the 2.4 GHz technology has certain application advantages over the 900 MHz technology in international markets and in some segments of the U.S. corrections market. The License requires royalty payments on product sold and stipulates minimum annual purchase requirements starting in the second year of the License. As consideration for the License, Alanco agreed to make certain prepayments for future product purchases and granted a warrant to purchase 500,000 shares of Class A Common Stock at a price of $1.00 per share.

         Employees - The Company's RFID tracking segment employed eighteen full-time employees as of June 30, 2006 and 2005, respectively.

         Seasonality of Business - Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to state and federal government customers that are affected by annual budget schedules and economic conditions.

         Dependence Upon Key Customers - The RFID Technology segment is in an early stage of commercial market development. Targeted customers operate the majority of the prison facilities in the United States and include the 50 state governments, numerous county governments and the federal government. During the twelve months ended June 30, 2006, substantially all revenue was generated from four state governments. In fiscal year 2005, a substantial portion of revenues recognized were generated from two Midwestern state governments. The Company anticipates that as market penetration of its TSI PRISM(TM) technology accelerates, the Company will have numerous customers. However, due to the type of product sold by the RFID Technology segment, the size of each contract may continue to be significant.

         Backlog Orders - The Company operates using system order contracts that it considers to be firm and non-cancelable and extended maintenance contracts not longer than twelve months. Under this method, the Company had an order backlog as of June 30, 2006 of approximately $560,100, compared to $76,200 at fiscal year end 2005.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Research & Development - The Company estimated that the ATSI operation spent approximately $200,000 and $360,000 in research and development expenditures, recorded as selling, general and administrative expense, during fiscal years 2006 and 2005, respectively.
WIRELESS ASSET MANAGEMENT

         The Company's Wireless Asset Management business segment was created by the acquisition, effective June 30, 2006, of StarTrak Systems, LLC ("StarTrak"), a privately held company located in Morris Plains, New Jersey. StarTrak is a leading provider of wireless GPS tracking and monitoring services which are offered on a monthly subscription basis to various industry segments. The company's primary focus is currently the refrigerated or "Reefer" segment of the transport industry. StarTrak provides the dominant share of all wireless tracking, monitoring and control services to this market segment.

         Marketing - StarTrak markets its wireless tracking and wireless subscription data services in the United States, both through dealers and the company's direct sales representatives. The primary focus of the marketing effort has been directed at the domestic refrigerated transport market and the reefer equipment providers. The company also has limited international sales (Australia, Europe) and expects that segment to grow as well.

         Raw Materials - The Company anticipates the Wireless Asset Management segment will utilize various domestic subcontractors for materials and parts used to manufacture its products; however certain vendors may represent more than 10% of total purchases for fiscal year 2007. Additional suppliers are available at competitive pricing levels and we anticipate concentration of purchases will decrease as new products are introduced and volumes increase. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

         Competitive Conditions - StarTrak is the only known provider of wireless GPS tracking and monitoring services that offers a subscription program to the refrigerated or "Reefer" segment of the transport industry. There are other companies marketing GPS tracking services to the general transport industry; however, to our knowledge, none have the capability of providing integration with the major manufacturers' "Reefer" electronic systems that allows for the monitoring of various sensor data on a real time basis.

         Employees - The Company's Wireless Asset Management segment employed thirty-three full-time employees and two part-time employees as of June 30, 2006.

         Seasonality of Business - Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to commercial customers that are affected by annual budget schedules and economic conditions. Further, high asset utilization during the summer months can cause some seasonal effects on deployment of units.

         Dependence Upon Key Customers - The company has numerous end customers, many of which chose to purchase StarTrak products from two primary OEM refrigerator equipment suppliers. StarTrak is the only vendor currently providing the two OEMs with tracking and monitoring products for the refrigerated or Reefer segment of the transport industry. Additionally, the company is currently delivering product and providing subscription services under a contract with a major customer that is expected to exceed 10% of fiscal year 2007 segment revenue.

         Backlog Orders - The Company operates using order contracts that it considers to be firm and non-cancelable. Under this method, the Company had unfulfilled contracts as of June 30, 2006 of approximately $11 million.

COMPUTER DATA STORAGE SEGMENT

         The Company's Computer Data Storage segment consists of two separate units, Arraid, Inc. ("Arraid") and Excel/Meridian Data, Inc. ("Excel"). Arraid is a Phoenix, Arizona-based manufacturer of legacy computer data storage products, and Excel is a Dallas, Texas-based provider of data storage networking products and services.

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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Marketing - Arraid markets legacy storage products nationally and internationally through Company sales representatives and independent sales representatives and distributors. Excel markets optical storage and NAS products, primarily in the United States, through national advertising, telemarketing and Company sales representatives.

         Raw Materials - The computer data storage operations have numerous domestic sources for materials and parts used to manufacture their products. For fiscal year 2006 and 2005, no supplier provided 10% or more of the Company's data storage material and parts purchases. The Company believes that it has an adequate supply of materials and parts and does not foresee any significant shortages or substantial price increases that cannot be passed on to the customers.

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

         Employees - As of June 30, 2006 the Company's computer data storage business employed twenty-seven full-time employees, compared to twenty-four full-time employees as of June 30, 2005.

         Seasonality of Business - Computer data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases can be significantly affected by budget restraints and economic conditions.

         Dependence Upon Key Customers - During fiscal year ended June 30, 2006, no customer accounted for more than 10% of the reported Data Storage revenues. During fiscal year 2005, one customer accounted for 10.2% of revenues.

         Backlog Orders - The Company operates using customer purchase orders that in some cases may not be considered firm and non-cancelable. Methods of defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

         Research & Development - The Company estimates it spent approximately $150,000 in research and development expenditures, recorded as selling, general and administrative expense, for both fiscal years 2006 and 2005.

NET ASSETS HELD FOR SALE

         The Company's reporting business segments for both fiscal years 2006 and 2005 are limited to the RFID Technology segment and Computer Data Storage segment discussed above. Assets classified on the Company's balance sheet at June 30, 2006 and 2005 as "net assets held for sale" consist of remaining Restaurant Equipment segment assets, which are being liquidated and are valued at the lower of cost or net realizable value. Income of the Restaurant Equipment liquidation activities are reported as "other income" for both the current and prior fiscal years.

ITEM 2. PROPERTIES

         The Company's corporate office and the ATSI operation are located in an approximate 9,300 square foot leased facility in Scottsdale, Arizona. The current lease expires on July 31, 2007.

         In August 2003, Arraid entered into a three-year 5,200 square foot office/manufacturing space lease and moved to a new Phoenix, Arizona location. The three-year lease, scheduled to expire on August 31, 2006, was extended through August 2008.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Excel/Meridian Data, Inc. entered into an office/manufacturing space lease during fiscal year 2001 for 11,328 square feet in Carrollton, Texas. The five-year lease, scheduled to expire on March 15, 2006 was extended through April 2009.

         StarTrak Systems, LLC, is currently occupying an approximately 5,000 square foot office/manufacturing facility in Morris Plains, New Jersey under a lease scheduled to expire on September 30, 2007. Management is currently working with its landlord to obtain significant additional office/manufacturing space required due to business expansion.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation ("TSIN"), to litigation arising out of Carolina Casualty Insurance Company's failure to pay a claim (relating to the TSIN litigation) pursuant to a Directors and Officers insurance policy, and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company. The actions are more fully described below:

         On January 30, 2003, a shareholder of TSIN filed a derivative suit naming as defendants the Company and its wholly owned subsidiary, ATSI. The venue for this action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks damages arising out of the Company's acquisition of substantially all of the assets of TSIN. This derivative suit was terminated and the action converted into a direct action by TSIN by stipulation and court order in July 2003.

         TSIN is currently in Chapter 7 bankruptcy. The Chapter 7 Trustee failed to prosecute the action timely and the state court dismissed the action for lack of prosecution, but allowed the Trustee to restart the action, which the Trustee has done as case number CV2006-007398. The Company is seeking its attorney's fees with respect to the dismissed action, and will appeal the court's order allowing the Trustee to restart the action. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will continue to aggressively defend the action. In addition, the Company will pursue reimbursement of legal expenses incurred from TSIN.

         The Company is the plaintiff in a lawsuit (U.S. District Court No. CV-04-0789-PHX-DGC) arising out of Carolina Casualty Insurance Company's ("Carolina") failure to pay a claim regarding the TSIN litigation, that the Company made pursuant to its Directors and Officers Insurance Policy ("Policy") issued by Carolina. The Company seeks payment for its legal expenses in the TSIN litigation and reimbursement of legal fees incurred in the Carolina litigation. The District Court granted summary judgment in favor of Carolina and the Company has filed an appeal with the Ninth Circuit Court of Appeals.

         On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary Arraid, Inc., alleging breach of lease and seeking substantial monetary damages. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount currently undecided, but anticipated to be less than $35,000. The prevailing party, which has not yet been determined by the court, will likely be awarded some attorney's fees. Based upon a determination of the amount of any final award against the Company, the Company's management, in consultation with legal counsel, will determine whether to appeal the decision of the court.

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2006, there was no such litigation pending deemed material by the Company.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Shareholders during the fourth quarter of fiscal year ended June 30, 2006.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

         Alanco's common stock is traded on the Nasdaq Small Cap Market under the symbol "ALAN."

         The following table sets forth high and low sale prices for each fiscal quarter for the last two fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, markdowns, or commissions and, accordingly, may not represent actual transactions.

      Quarter Ended    High      Low         High     Low
      -------------   ---------------       ---------------

      September 30    $0.99     $0.70       $1.72    $0.91
      December 31     $0.70     $0.46       $1.19    $0.78
      March 31        $0.78     $0.48       $1.20    $0.69
      June 30         $0.83     $0.60       $1.37    $0.89

         As of June 30, 2006, Alanco had approximately 1,300 holders of record of its Class A Common Stock. This does not include beneficial owners holding shares in street name.

         During the fiscal year ended June 30, 2006, the Company issued 11,473,500 shares of its Class A Common Stock. Of those shares, 2,100,000 shares were issued in connection with exercise of employee stock options and warrants, 383,500 were issued for services and prepayments, 3,990,000 were issued pursuant to a private offering and 5,000,000 were issued in the StarTrak acquisition.

         Alanco has paid no Common Stock cash dividends and has no current plans to do so. During fiscal years ended June 30, 2006 and 2005, holders of Series A Convertible Preferred Stock received "paid-in-kind" dividends of 341,700 shares valued at $512,500 and 304,400 shares valued at $456,600, respectively. Holders of Series B Convertible Preferred Stock received "paid-in-kind" dividends during fiscal years ended June 30, 2006 and 2005 of 7,000 shares, valued at $70,200, and 6,500 shares, valued at $64,500, respectively.

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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         These policies include, but are not limited to, the carrying value of goodwill and other intangible assets, estimates related to the valuation of inventory and receivables, the actual net realizable value of net assets held for sale and the ultimate resolution of the current litigation with TSIN and Arraid L.L.C. that is more fully discussed in Item 3, Legal Proceedings.

Results of Operations

         In accordance with accounting principles generally accepted in the United States of America, the Company is reporting consolidated revenues for fiscal years ended June 30, 2006 and 2005 from its Computer Data Storage segment and its RFID Technology segment.

                                                         Wireless
                                Data          RFID         Asset
                               Storage     Technology    Management     Corporate       Total
                            ------------  ------------  ------------  ------------- -------------

Fiscal year 2006
Revenue                     $  6,028,100  $    631,500  $      -      $     -       $  6,659,600
   Cost of Goods Sold          3,877,800       479,900         -            -          4,357,700
                            ------------  ------------  ------------  ------------  ------------
Gross Profit                   2,150,300       151,600         -            -          2,301,900
   Selling, General &
      Administrative           2,081,600     2,669,600         -         1,553,100     6,304,300
                            ------------  ------------  ------------  ------------  ------------
Operating Income (Loss)     $     68,700  $ (2,518,000) $      -      $ (1,553,100) $ (4,002,400)
                            ============  ============  ============  ============  ============

Accounts Receivable         $    645,400  $    178,300  $    919,700  $     17,300  $  1,760,700
                            ============  ============  ============  ============  ============
Inventory                   $  1,317,500  $    940,500  $    885,900  $     -       $  3,143,900
                            ============  ============  ============  ============  ============
Total Assets                $  2,344,200  $  7,239,800  $ 17,572,200  $    528,300  $ 27,684,500
                            ============  ============  ============  ============  ============
Capital Expenditures        $     15,800  $     54,400  $      -      $        600  $     70,800
                            ============  ============  ============  ============  ============
Depreciation & Amortization $     24,200 $     355,600  $      -      $      3,200  $    383,000
                            ============  ============  ============  ============  ============

Fiscal year 2005
Revenue                     $  6,363,300  $    820,900  $      -      $     -       $  7,184,200
   Cost of Goods Sold          4,161,200       514,300         -            -          4,675,500
                             ------------ ------------  ------------  ------------  ------------
Gross Profit                   2,202,100       306,600         -            -          2,508,700
   Selling, General &
      Administrative           1,918,300     2,697,600         -         1,755,400     6,371,300
                             ------------ ------------  ------------  ------------  ------------
Operating Income (Loss)     $    283,800  $ (2,391,000) $      -      $ (1,755,400) $ (3,862,600)
                            ============  ============  ============  ============  ============

Accounts Receivable         $    827,600  $    246,400  $      -      $     17,400  $  1,091,400
                            ============  ============  ============  ============  ============
Inventory                   $  1,091,900  $    810,700  $      -      $     -       $  1,902,600
                            ============  ============  ============  ============  ============
Total Assets                $  2,398,800  $  6,987,600  $      -      $  1,157,500  $ 10,543,900
                            ============  ============  ============  ============  ============
Capital Expenditures        $     41,600  $    108,900  $      -      $      2,400  $    152,900
                            ============  ============  ============  ============  ============
Depreciation & Amortization $     20,300  $    326,400  $      -      $      3,100  $    349,800
                            ============  ============  ============  ============  ============

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Consolidated revenues for fiscal year 2006 were $6,659,600, a decrease of 7.3% when compared to $7,184,200 revenues for fiscal year 2005. The revenue decrease resulted from decreases in both the Data Storage and the RFID Technology segments. The decrease in Data Storage segment revenue of $335,200, or 5.3%, resulted from a change in product mix, redirecting military defense expenditures from computer system support to the war effort and general reduction in selling prices of data storage products. The RFID Technology segment also reported decreased revenues to $631,500 compared to $820,900 for the previous year. The decrease in RFID Technology segment revenues was due to a lack of sales of the TSI PRISM system products. The TSI PRISM revenue level is significantly below the Company's expectation. The Company believed the slow sales growth of the RFID Technology segment in fiscal year 2005 was related to the economic conditions that reduced both state and federal government tax revenues and the prolonged government procurement process. We believe that assessment was accurate and that prolonged government procurement process was again the main influence on the low sales level for fiscal 2006. Customer activity is currently significant and various state governments are considering methods to finance the adoption of RFID technology for their state corrections facilities.

         The Company's gross profit for fiscal year 2006 was $2,301,900 (34.6% of sales), a decrease of $206,800 or 8.2%, when compared to $2,508,700 (34.9% of sales) for the prior year. The Data Storage segment reported gross profit of $2,150,300, a decrease of $51,800, or 2.4%, compared to $2,202,100 gross profit reported for the prior year. Gross margin for fiscal year 2006 reported for the Data Storage segment was 35.7%, compared to 34.6% reported in the prior year. The decrease in Data Storage gross profit resulted from decreased sales while the increase in gross margin resulted from changes in product mix. The RFID Technology segment reported a decrease in gross margin to $151,600, from $306,600 reported for the prior fiscal year. Reported gross margin of the RFID Technology was 24% compared to 37.4% reported for the prior fiscal year. Due to minimum sales recognized for the RFID Technology segment in both fiscal years, the gross margins are not reflective of the gross margin percentage that is anticipated under higher sales levels.

         Consolidated selling, general and administrative expenses for the year ended June 30, 2006 decreased by $67,000, or 1.0%, to $6,304,300, compared to $6,371,300 in fiscal 2005. Selling, general and administrative expense for the Data Storage segment increased by $163,300, or 8.5%, when compared to the prior year. The increase in Data Storage segment selling, general and administrative costs resulted from increases in sales and administrative costs related to adding sales personnel and enhancing sales support. Selling, general and administrative expenses for the RFID Technology segment decreased by $28,000, or 1.0%. Corporate administrative expenses decreased by $202,300, or 11.5%, compared to the prior year primarily due to a decrease in legal expenses related to TSIN and other litigations previously discussed. The Company has committed to pursue reimbursement of legal expense incurred.

         The operating loss for fiscal year ended June 30, 2006 was $4,002,400, a $139,800, or 3.6%, increase when compared to the operating loss for the prior fiscal year of $3,862,600. The increase in the Company's operating loss resulted from increased operating losses in the RFID Technology segment, increasing their operating loss by approximately $127,000 in fiscal year 2006 compared to the prior year. The Data Storage segment reported operating income of $68,700, compared to operating income of $283,800 reported in the fiscal year ended June 30, 2005. The loss from operations for the fiscal year ended June 30, 2006 was $4,009,200, a 5.7% increase when compared to a loss of $3,790,600 for the prior fiscal year.

         Fiscal year 2006 interest expense, net of interest income, was $90,300, compared to net interest expense of $34,700 for the previous year. The increase in net interest expense reflects increased average borrowing and interest rates under the Company's line of credit agreement during fiscal 2006.

         Other income for the year ended June 30, 2006 was $83,500, compared to $106,700 for the prior year. Other income for the current fiscal year includes $54,200 related to the collection of notes receivable associated with the sale of "net assets held for sale" in a prior year and $30,000 income from the sale of "net assets held for sale" in fiscal year 2006. Fiscal year 2005 included a gain of $89,600 related to the collection of notes receivable associated with the sale of "net assets held for sale" in the prior year and $17,100 of income from the sale of "net assets held for sale."

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Preferred Stock dividends paid in-kind for the year ended June 30, 2006 for both Series A and Series B Convertible Preferred Stock amounted to $582,700, compared to Preferred Stock dividends of $521,100 for the prior year, an increase of $61,600, or 11.8%. Series A Preferred shareholders received in-kind dividends of 341,700 shares valued at $512,500, compared to 304,400 shares valued at $456,600 in the prior year. Series B Preferred shareholders received 7,000 shares valued at $70,200 compared to 6,500 shares valued at $64,500 in fiscal year 2005. See Footnote 12 - Shareholders' Equity for additional discussion of Preferred Stock transactions.

         Consolidated net loss attributable to Common stockholders for fiscal year ended June 30, 2006 was $4,591,900, or ($.16) per share, an increase of 6.5% when compared to a net loss attributable to Common stockholders of $4,311,700, or ($.17) per share, for the prior year. The increase in net loss attributable to Common stockholders of $280,200 was due to increases in operating losses of the RFID Technology segment and increases in preferred stock dividends, partially offset by a reduction in legal expenses.

         Net cash used in operating activities for the fiscal year ended June 30, 2006 was $3,713,500 compared with net cash used in operating activities for the prior fiscal year of $3,514,000. The increase of $199,500, or 5.7%, resulted primarily from an increase in loss from operations of $218,600. See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flow.

         Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

         At June 30, 2006 the Company's current liabilities exceeded current assets by approximately $7.2 million, resulting in a current ratio of .5 to 1. At June 30, 2005, the Company's current assets exceeded current liabilities by $2.8 million, reflecting a current ratio of 3.1 to 1. The substantial decrease in current ratio resulted from an increase of approximately $9.4 million in net current liabilities related to the acquisition of StarTrak Systems, LLC. $5.7 million of the increase is represented by the current liability presented as Deferred stock payment, StarTrak, a liability that relates to the Company's commitment as part of the merger agreement to issue, after shareholder approval expected at the next annual meeting of the Company's shareholders, up to 8.2 million shares of the Company's Class A Common Stock. The Deferred stock payment liability is valued at market value on June 30, 2006 and may be adjusted from time to time until paid, based upon market price fluctuation of the Company's stock. Approximately $4.1 million of the increase in net current liabilities is related to current liabilities of StarTrak assumed in excess of current assets. The balance of the increase in net liabilities relates to incurred expenses related to the transaction.

         Accounts receivable at June 30, 2006 of $1,760,700 reflects an increase of $669,300 from the $1,091,400 reported as consolidated accounts receivable at the end of fiscal year 2005. $919,700, or 52.2% of the current fiscal year end balance, was acquired in the acquisition of StarTrak Systems, LLC, effective June 30, 2006. Receivables for the Data Storage and RFID Technology segments decreased by $250,300, or 23.3%. Data Storage segment accounts receivable balances at June 30, 2006 amounted to $645,400, a decrease of $182,200, or 22.0%, compared to the previous year. The Data Storage segment accounts receivable balance at June 30, 2006 represented twenty-eight days' sales in receivables compared to thirty-four days at fiscal year end 2005. Accounts receivable for the RFID Technology segment amount to $178,300 compared to $246,400 at year end June 30, 2005. Days' sales for the RFID Technology segment are distorted due to the lack of significant reported sales. In addition, a receivable in the amount of $62,200, representing the final payment for a system installation, was significantly past our normal terms due to a special arrangement whereby the Company was allowed to utilize the site for a research and development project. The project has been completed and the customer is processing the invoice for payment.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         Consolidated inventories at June 30, 2006 amounted to $3,143,900 compared to $1,902,600 at the end of the prior fiscal year, an increase of $1,241,300, or 65.2%. $885,900 or 71% of the increase is due to inventory acquired in the merger with StarTrak. The Data Storage segment accounted for $225,600, or 18.2% of the inventory increase; and increases in the RFID Technology segment inventory accounted for $129,800 or 10.5% of the increase. The RFID Technology segment inventory levels increased due to a system installation in process at June 30, 2006 that required certain site specific equipment. The Data Storage segment inventory increase resulted from inventory acquired to complete a warranty project, inventory acquired for new products evaluation and general inventory increases. The June 30, 2006 Data Storage segment inventory balance reflects an inventory turnover of 2.9 compared to 3.8 for inventory levels at June 30, 2005.

         Cash used in investing activities during the current year was $753,900, compared to cash used in investing activities of $10,400 for the previous year. The increase was due primarily to cash funding of StarTrak prior to the June 2006 acquisition in the amount of $774,300.

         Net cash provided by financing activities during fiscal year ended June 30, 2006 amounted to $4,885,600, compared to $2,286,100 for the prior year. Cash provided by financing activities included $3,465,100 and $1,963,500 in proceeds from the sale of common stock, net of additional shares listing fees of $44,000 and $38,300, for fiscal years ended June 30, 2006 and 2005, respectively. Advances on borrowings amounted to $1,993,500 compared to $329,500 for the previous year. Cash repayments of borrowing and capital leases during the year amounted to $573,000, compared to $6,900 during the prior fiscal year.

         The Company had a $2,000,000 line of credit balance at June 30, 2006 under a $2,000,000 line of credit agreement with a private trust that was last amended effective June 30, 2006. The secured line of credit is based upon accounts receivable and inventory values, and is secured by all assets of the Company. The line of credit has an interest rate of prime plus 2% (10.25% at June 30, 2006). Under an amendment to the line of credit agreement, the Company must maintain a balance due under the line of at least $1,500,000 through July 2007 (reduced to $1,000,000 under certain conditions controlled by the lender). Due to the minimum borrowing requirement and the July 2007 expiration date, $1.0 million of the balance due is presented at June 30, 2006 as notes payable, long term, more fully discussed in Note 7 to the consolidated financial statements.

         Although management cannot assure that future operations will be profitable or that additional debt and/or equity will not be required, we believe our cash balances of $1,155,500, additional capital raised subsequent to the end of fiscal 2006 and a term loan currently being negotiated, will provide adequate capital resources to maintain operations for the next year. However, if additional working capital is required and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. As previously discussed, the Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company's indipendent certified public accountants have issued a going concern opinion on the consolidated financial statements of the company for the fiscal year ended June 30, 2006.

Product and Environmental Contingencies

         The Company is not aware of any material liabilities, either product or environmental related.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements.




                          Index to Financial Statements




                                                                          Page

Report of Registered Public Accounting Firm. . . . . . . . . . . . . . . . .16

Consolidated Balance Sheets As of June 30, 2006
      and 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Consolidated Statements of Operations For the Years
      Ended June 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . 18

Consolidated Statement of Changes in Shareholders'
      Equity and Preferred Stock For the Years Ended
      June 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . . . . 19

Consolidated Statements of Cash Flows For the Years
      Ended June 30, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . .20

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .22

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                  REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity and preferred stock, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of its operations, changes in shareholders' equity and preferred stock, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next year, and has insufficient working capital as of June 30, 2006 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper LLP
Certified Public Accountants

Phoenix, Arizona
September 15, 2006

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                            CONSOLIDATED BALANCE SHEETS
                                   AS OF JUNE 30,

                                                      2006            2005
                                                 -------------   -------------
ASSETS
CURRENT ASSETS
  Cash                                           $   1,155,500   $     737,300
  Accounts receivable, net                           1,760,700       1,091,400
  Notes receivable, current                             31,600          80,000
  Inventories, net                                   3,143,900       1,902,600
  Prepaid expenses and other current assets            556,600         378,200
                                                 -------------   -------------
      Total current assets                           6,648,300       4,189,500
                                                 -------------   -------------
PROPERTY, PLANT AND EQUIPMENT, NET                     202,300         273,500
                                                 -------------   -------------
OTHER ASSETS
  Goodwill, net                                     20,417,100       5,356,300
  Other intangible assets                              339,200         560,700
  Long-term notes receivable, net                        -               8,000
  Net assets held for sale                              28,200         100,200
  Other assets                                          49,400          55,700
                                                 -------------   -------------
      Total other assets                            20,833,900       6,080,900
                                                 -------------   -------------
TOTAL ASSETS                                     $  27,684,500   $  10,543,900
                                                 =============   =============

LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses          $   5,066,200   $   1,279,600
  Credit Line                                        1,000,000           -
  Billings in excess of cost and est.
      earnings on uncompleted contracts                 43,500           4,200
  Notes payable, current                               875,300             -
  Deferred stock payment, StarTrak                   5,715,400             -
  Customer advances                                  1,001,100             -
  Deferred revenue, current                            126,000          60,100
                                                 -------------   -------------
        Total Current Liabilities                   13,827,500       1,343,900
                                                 -------------   -------------
LONG TERM LIABILITIES
  Notes payable, long term                           2,679,100       1,143,600
                                                 -------------   -------------
TOTAL LIABILITIES                                   16,506,600       2,487,500
                                                 -------------   -------------
Preferred Stock - Series B Convertible
  500,000 shares authorized, 75,000 and
      68,000  issued and outstanding,
      respectively
                                                       737,500         667,300
                                                 -------------   -------------

SHAREHOLDERS' EQUITY
  Preferred Stock - Series A Convertible
      5,000,000 shares authorized, 3,122,900
      and 2,781,200  shares issued and
      outstanding, respectively                      3,925,200       3,412,700
  Common Stock
      Class A - 75,000,000 shares authorized,
      38,653,700 and 26,680,200 shares, net of
      treasury shares,  outstanding, respectively   78,845,300      71,714,600
      Class B - 25,000,000 shares authorized
      and none were issued                               -               -

  Treasury Stock, at cost
      500,000 shares at June 30, 2006 and 2005        (375,100)       (375,100)
  Accumulated deficit                              (71,955,000)    (67,363,100)
                                                 -------------   -------------
      Total shareholders' equity                    10,440,400       7,389,100
                                                 -------------   -------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $  27,684,500   $  10,543,900
                                                 =============   =============

      See accompanying notes to the consolidated financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES




                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED JUNE 30,


                                                     2006            2005
                                                 -------------   -------------


NET SALES                                        $   6,659,600    $  7,184,200

  Cost of goods sold                                 4,357,700       4,675,500
                                                 -------------   -------------

GROSS PROFIT                                         2,301,900       2,508,700

  Selling, general and administrative expense        6,304,300       6,371,300
                                                 -------------   -------------

OPERATING LOSS                                      (4,002,400)     (3,862,600)

OTHER INCOME & EXPENSES
  Interest expense, net                                (90,300)        (34,700)
  Other income, net                                     83,500         106,700
                                                 -------------   -------------
LOSS FROM OPERATIONS                                (4,009,200)     (3,790,600)

  Preferred stock dividend - in kind                  (582,700)       (521,100)
                                                 -------------   -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $  (4,591,900)  $  (4,311,700)
                                                 =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED
  - Net Loss Attributable to Common Shareholders $       (0.16)  $       (0.17)
                                                 =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          29,106,100      25,355,500
                                                 =============   =============


      See accompanying notes to the consolidated financial statements

                                      ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY & PREFERRED STOCK
                                           FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                                                                SERIES A
                                      COMMON STOCK           PREFERRED STOCK      TREASURY STOCK      ACCUMULATED
                                   SHARES       AMOUNT      SHARES     AMOUNT    SHARES      AMOUNT      DEFICIT          TOTAL
                                 -----------------------  ---------------------  ------------------  --------------    -------------

Balances, June 30, 2004          23,732,800 $ 69,334,700  2,476,800 $ 2,956,100  500,000 $ (375,100)  $ (63,051,400)  $  8,864,300

   Options, warrants exercised    3,113,200    2,025,100      -           -        -          -               -          2,025,100
   Shares & warrants issued for
      services                      334,200      319,700      -           -        -          -               -            319,700
   Preferred Dividend, Series A,
      paid in kind                    -            -        304,400     456,600    -          -               -            456,600
   Warrants issued for loan
      amendment and licensing
      agreement                       -           73,400      -           -        -          -               -             73,400
   NASDAQ listing of additional
      shares                          -          (38,300)     -           -        -          -               -            (38,300)
   Net Loss                           -            -          -           -        -          -          (4,311,700)    (4,311,700)
                                 ---------- ------------  --------- -----------  ------- ----------   -------------   ------------
Balances, June 30, 2005          27,180,200 $ 71,714,600  2,781,200 $ 3,412,700  500,000 $ (375,100)  $ (67,363,100)  $  7,389,100


   Options, warrants exercised    2,100,000    1,235,000      -           -        -          -               -          1,235,000
   Shares & warrants issued for
      services                      158,500      110,400      -           -        -          -               -            110,400
   Shares issued for prepaid
      services                      225,000      135,000      -           -        -          -               -            135,000
   Private Offerings, Net         3,990,000    2,274,100      -           -        -          -               -          2,274,100
   Acquisition of StarTrak        5,000,000    3,485,000      -           -        -          -               -          3,485,000
   Preferred Dividend, Series
      A, paid in kind                 -            -        341,700     512,500                                            512,500
   Stock adjustment                   -          (64,700)     -           -        -          -               -            (64,700)
   NASDAQ listing of additional
      shares                          -          (44,100)     -           -                                                (44,100)
   Net loss                           -            -          -           -        -          -               -
                                                                                                         (4,591,900)    (4,591,900)
                                 ---------- ------------  --------- -----------  ------- ----------   -------------   ------------
Balances, June 30, 2006          38,653,700 $ 78,845,300  3,122,900 $ 3,925,200  500,000 $ (375,100)  $ (71,955,000)  $ 10,440,400
                                 ========== ============  ========= ===========  ======= ==========   =============   ============

                                            See accompanying notes to the consolidated financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR FISCAL YEARS ENDED JUNE 30,
                                                     2006            2005
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                           $  (4,009,200)  $  (3,790,600)
  Adjustments to reconcile net income to net
  cash used in operating activities:
      Depreciation and amortization                    383,100         349,800
      Stock and warrants issued for services            51,100          82,400
      Income from assets held for sale                 (30,000)       (106,700)
      Loss  on disposal of asset                        22,600           -
  Changes in:
      Accounts receivable, net                         250,300        (434,200)
      Inventories, net                                (355,500)        379,700
      Prepaid expenses and other current assets       (125,600)        (46,900)
      Accounts payable and accrued expenses            103,300          34,800
      Deferred revenue                                 (53,900)         33,000
      Billings and estimated earnings in excess
        of costs on uncompleted contracts               39,300         (21,600)
      Other assets                                      11,000           6,300
                                                 -------------   -------------
  Net cash used in continuing operations            (3,713,500)     (3,514,000)
                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash from assets held for sale                   101,900          73,000
  Collection of notes receivable                        56,400         149,600
  Cash advances - TSIN litigation                        -             (80,000)
  Purchase of property, plant and equipment            (70,800)       (153,000)
  Goodwill, acquisition                                (67,100)          -
  Cash funding of StarTrak prior to acquisition       (774,300)          -
                                                 -------------   -------------
  Net cash provided by (used in) investing
      activities                                      (753,900)        (10,400)
                                                 -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances on borrowings                             1,993,500         329,500
  Repayment on borrowings                             (573,000)         (6,900)
  Net Proceeds from sale of Common Stock             3,465,100       1,963,500
                                                 -------------   -------------
  Net cash provided by financing  activities         4,885,600       2,286,100
                                                 -------------   -------------

NET INCREASE (DECREASE) IN CASH                        418,200      (1,238,300)

CASH AND CASH EQUIVALENTS, beginning of period         737,300       1,975,600
                                                 -------------   -------------

CASH AND CASH EQUIVALENTS, end of period         $   1,155,500   $     737,300
                                                 =============   =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the period for interest     $      90,300   $      34,700
                                                 =============   =============
Non-cash activities:
  Value of stock issued for services and
      prepayments                                $     245,400   $     303,200
                                                 =============   =============
  Value of warrants issued for credit line
      extension and licensing agreement          $       -       $    113,200
                                                 =============   =============
  Value of shares issued in payment of notes
      receivable                                 $     107,000   $       -
                                                 =============   =============
  Stock issued for StarTrak acquisition          $   3,485,000   $       -
                                                 =============   =============
  Purchase of goodwill that is accrued at
      year-end                                   $      67,100   $       -
                                                 =============   =============
  StarTrak liabilities assumed in excess of
      assets acquired                            $   5,425,800   $       -
                                                 =============   =============
  Net value of equipment written off during the
      period                                     $      22,700   $       -
                                                 =============   =============
  Preferred Stock issued, in kind                $     552,800   $     521,100
                                                 =============   =============

       See accompanying notes in the consolidated financial statements

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

1.     NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

       Alanco Technologies, Inc. and subsidiaries (the "Company") business operations for the past several years have emphasized a plan to strategically position the Company as a provider of information technology. The plan was initiated in fiscal year 2000 by acquiring Arraid, Inc. ("Arraid"), a manufacturer of proprietary storage products to upgrade older "legacy" computer systems, and Excel/Meridian Data, Inc. ("Excel"), a manufacturer of Network Attached Storage ("NAS") systems for mid-range organizations. These acquisitions formed the Company's Computer Data Storage business segment.

       Concurrent with the implementation of the strategic plan, Alanco established a formal plan to sell the previously reported business segments. During fiscal years ended June 30, 2006 and 2005, the only activity related to the previously reported business segments was the continued liquidation of restaurant equipment assets, the net value of which is presented in the balance sheets at June 30, 2006 and 2005 as "net assets held for sale."

       The Company continued its new strategic direction in fiscal year 2002 when Alanco/TSI PRISM, Inc. ("ATSI") acquired wireless tracking RFID (Radio Frequency Identification) technology designed to be used in the corrections market, through its acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"); and again in fiscal year 2006 when the Company expanded its footprint in wireless tracking and data services into wireless asset management for the refrigerated or "Reefer" market through the acquisition, effective June 30, 2006, of StarTrak Systems, LLC, a provider of GPS tracking and wireless data services for the Reefer segment of the transport industry.

       In fiscal years 2006 and 2005, the Company had continuing operations in the RFID Technology segment and in the Computer Data Storage segment. The StarTrak acquisition, effective June 30, 2006, created the Company's new Wireless Asset Management segment, the accounts of which are included in the consolidated balance sheet at June 30, 2006. Operating results for the Wireless Asset Management will be reported starting in the quarter ending September 30, 2006.

       Principles of Consolidation - The consolidated financial statements for the years ended June 30, 2006 and 2005 include the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, ATSI, Arraid, Excel, Fry Guy Inc. and StarTrak Systems, LLC (collectively, the "Company"). StarTrak Systems, LLC operations were acquired effective June 30, 2006 and therefore are not included in the Company's consolidated Statement of Operations. All subsidiaries are Arizona corporations, except Fry Guy Inc., which is a Nevada corporation and StarTrak Systems, LLC, which is a Delaware LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $71,600 and $60,200 at June 30, 2006 and 2005, respectively. The Company does not typically accrue interest or fees on past due amounts.

       Inventories - Inventories consist of materials and parts, work-in-process, and finished goods. Inventories are stated at the lower of cost or market. Cost is calculated using the average-cost method for the Data Storage segment and first-in, first-out ("FIFO") for the RFID Technology and the Wireless Asset Management segments.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

       The Company elected to adopt the provisions of SFAS No. 142 as of July 1, 2001, and identified its reporting units (components) to be two separate units (Arraid and Excel), which continue to make up the Company's Data Storage segment. In May of 2002 the Company added its ATSI unit and, effective June 30, 2006, it added its StarTrak unit. The Company determines the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to the reporting units. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to June 30, 2001 ceased, and intangible assets acquired prior to June 30, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS No. 141 were reclassified to goodwill. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional goodwill impairment assessment. The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third-party market value indicators to the reporting unit's projected earnings before interest, taxes, depreciation and amortization. The Company completed its impairment tests with no adjustment to the carrying value of its goodwill as of June 30, 2006.

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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       The following is a summary of Goodwill, net:



                                      RFID        Data
                                   Technology    Storage    StarTrak       Total
                                  -----------  ----------  -----------  -----------

Balance as of June 30, 2005 & 2004  5,076,700     279,600        -        5,356,300
  Goodwill related to acquisition       -           -       15,060,800   15,060,800
                                  ------------ ----------  -----------  -----------
Balance as of June 30, 2006       $ 5,076,700  $  279,600  $15,060,800  $20,417,100
                                  ===========  ==========  ===========  ===========

       The Company completed the acquisition of StarTrak effective June 30, 2006. The purchase price, considering the 5 million Class A Common Shares issued at closing (valued at $3,485,000), 8.2 million Class A shares to be issued upon shareholder approval (valued at $5,715,400 on June 30, 2006), StarTrak net liabilities assumed of $5,425,800 and the related costs of the acquisition of $434,500, was valued at of $15,060,800. The Company has engaged an independent consultant for valuation services related to FASB 141 required disclosures of the allocation of the purchase price paid to the assets acquired and liabilities assumed by balance sheet caption. We believe the allocation will focus primarily on intangible assets other than goodwill. The consultant's report has not been received by the date of this audit report and therefore the entire transaction value is presented as goodwill. The consultant's report is expected in the next few weeks when the appropriate allocation of the purchase price will be completed.

       Other intangible assets, excluding any allocations required due to the StarTrak acquisition, consist of the following:

                                  Amortization    Gross                  Net Other
                                     Period     Carrying   Accumulated   Intangible
                                   (in years)     Value    Amortization    Assets
                                  -----------  ----------  -----------  -----------
As of June 30, 2005
       Patents license                  3      $   51,900  $   (51,900) $      -
       Manufacturing license            6         500,000     (256,900)     243,100
       Software development             5         600,000     (370,000)     230,000
       Technology license               5          90,000       (2,400)      87,600
                                               ----------  -----------  -----------
Total Other Intangible Assets                  $1,241,900  $  (681,200) $   560,700
                                               ==========  ===========  ===========

As of June 30, 2006
       Patents license                  3      $   51,900  $   (51,900) $      -
       Manufacturing license            6         500,000     (340,200)     159,800
       Software development             5         600,000     (490,000)     110,000
       Technology license               5          90,000      (20,500)      69,500
                                               ----------  -----------  -----------
Total Other Intangible Assets                  $1,241,900  $  (902,600) $   339,300
                                               ==========  ===========  ===========

       The amortization expenses for aggregate other intangible assets for the fiscal years ended June 30, 2006 and 2005 were $221,500 and $222,900, respectively.

       The following table summarizes the estimated amortization charges related to the other intangible assets as of June 30, 2006, excluding any allocations required due to the StarTrak acquisition, which will be determined after an independent consultant has completed valuation pursuant to FASB 141:

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

               June 30th Amount

                    2007                         $     211,400
                    2008                                94,100
                    2009                                18,100
                    2010                                15,600
                    ----                         -------------
                                                 $     339,200
                                                 =============


       Net Assets Held For Sale - At June 30, 2006 and 2005, the "net assets held for sale" consist of the remaining restaurant equipment assets. The Company is continuing to sell the equipment in small quantities and believes the carrying value is supportable under the small unit sales. "Net assets held for sale" at June 30, 2006 and 2005 are valued at the lower of cost or market.

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

       Impairment of Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. No impairment to Other Long-Lived Assets was recorded during fiscal years ended June 30, 2006 or 2005.

       Revenue Recognition - The Company recognizes revenue from computer data storage sales, net of anticipated returns, at the time products are shipped to customers, or at the time service is provided. Revenues from material long-term contracts that extend over a reporting period in both the Computer Data Storage segment and the RFID Technology segment are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

       Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

       Loss Per Share - The loss per share ("EPS") is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       Basic and diluted EPS were the same for fiscal 2006 and 2005, as the Company had losses from operations and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). Stock options representing 14,302,500 shares of Class A Common Stock were outstanding at year-end with exercise prices ranging between $0.37 and $2.75. The weighted average exercise price for all outstanding options was $0.79. Stock warrants representing 7,191,700 Class A Common Shares were outstanding at year-end with exercise prices ranging between $0.50 and $2.00. The weighted average exercise price was $0.93.

       At June 30, 2006, there were 3,122,900 shares of Series A Convertible Preferred Stock and 75,000 shares of Series B Convertible Preferred Stock outstanding. The Series A Convertible Preferred shares are convertible into Class A Common shares at a ratio of 3 shares of common stock for each share of Series A Preferred. The Series B Convertible Preferred shares are convertible into Class A Common shares at a ratio of 13 shares of common stock for each share of Series B Preferred. If the preferred shares had been converted into common shares at June 30, 2006, there would have been an additional 10,344,700 Class A Common shares outstanding.

       Stock-Based Compensation - At June 30, 2006 and 2005, the Company had stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion ("APBO") No. 25 "Accounting for Stock Issued to Employees," and related interpretations, as more fully described in Note 12. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:



                                                       Year Ended June 30,
                                                       2006          2005
                                                 -------------   ------------

Net loss attributable to Common Shareholders      $ (4,591,900)    $(4,311,700)
      Deduct: Total stock-based compensation
      expense determined under fair value-
      based method for all awards, net of
      related tax effects                           (1,881,900)       (255,600)
                                                 -------------   -------------

Pro Forma Net Loss                               $  (6,473,800)  $  (4,567,300)
                                                 =============   =============

Loss per Share
      Basic and Diluted, as Reported             $       (0.16)  $       (0.17)
                                                 =============   =============

      Pro Forma Basic and Diluted                $      (0.21)   $       (0.18)
                                                 ============    =============

Weighted Shares Outstanding, Basic and Diluted      29,106,100      25,355,500
                                                 =============   =============

Pro Forma Weighted Shares Outstanding, Basic
      and Diluted                                   30,657,771      25,590,800
                                                 =============   =============

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


       The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted.

                                           Year Ended June 30,
                                           2006            2005
                                         --------        --------
       Volatility                          27%                30%
       Risk free interest                 4.5%               3.5%
       Expected dividends                 none               none
       Expected term in years             5-10                10


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

       The RFID Technology segment utilizes various domestic suppliers for purchases of materials and parts used to manufacture its products. Due to the advantage of volume manufacturing, one domestic supplier represented approximately 34% of those purchases for fiscal year ended June 30, 2005. No supplier accounted for 10% or more of those purchases for fiscal year ended June 30, 2006.

       The Company anticipates that due to the advantages of volume manufacturing, a concentration of vendor purchases may occur in the RFID Technology segment; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

       No Data Storage customer accounted for more than 10% of the segment sales in fiscal year 2006 and one Data Storage customer account for 10.2% of the segment sales in fiscal year 2005. Four state governments accounted for substantially all of the RFID Technology segment's revenues for fiscal year 2006, while two state governments accounted for substantially all of the revenues for fiscal year 2005.

       The largest accounts receivable balance in the Data Storage segment represented 15.6% and 8.9% of consolidated accounts receivable (41.6% and 11.7% of Data Storage receivables) at June 30, 2006 and 2005, respectively. The largest accounts receivable balance in the RFID Technology segment at June 30, 2006 represented 6.9% of consolidated accounts receivable (56.7% of RFID receivables) compared to 13.3% (61% of RFID receivables) at June 30, 2005. The largest accounts receivable in the Wireless Asset Management segment amounted to 17.1% of consolidated receivables and 32.6% of the Wireless Asset Management segment receivables.

       Segment Information - SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company had identified RFID Technology and Data Storage as the continuing operating segments of the Company for fiscal year 2006 and 2005. The acquisition of StarTrak Systems, LLC, effective June 30, 2006 added an additional reporting segment for future reporting periods that is referred to as Wireless Asset Management. All assets related to previously disclosed segments have either been sold or have been classified as "net assets held for sale" at June 30, 2006 and 2005. See
       Note 14 for further information related to the Company's operating segments.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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


       In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires that the fair-value-based method be used to account for these transactions for all public entities. This Statement is effective for small business issuers for the first reporting period after December 15, 2005, subject to additional extensions granted by the SEC, and will affect any stock-based compensation for options issued after that date, or not vested as of that date. The effect of the adoption should not be significantly different than provided in the previously reported proforma presentation in the notes to the consolidated financial statements.

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

 2.    LIQUIDITY AND GOING CONCERN

       The Company incurred significant losses and negative cash flows from operations during fiscal year ended June 30, 2006 and in prior fiscal years, and anticipates additional losses and negative cash flows in early fiscal year 2007. These factors, as well as the uncertain conditions that the Company faces regarding its ability to secure significant contracts for the TSI PRISM installations, creates an uncertainty about the Company's ability to finance its operations and remain a going concern. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, management believes cash balances at June 30, 2006 of approximately $1,155,500 and the $410,400 of additional equity capital raised subsequent to the end of fiscal 2006 through the sale of stock, and the additional long-term debt financing anticipated to close shortly, will provide adequate capital resources to maintain the Company's net cash requirements for the next year. However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

 3.    NOTES RECEIVABLE

       Notes receivable at June 30, 2006 and 2005 consisted of the following:

                                                      2006           2005
                                                 -------------   -------------
       TSIN Board of Directors                   $      29,600   $      80,000
       Notes receivable - other                          2,000          10,200
                                                 -------------   -------------
                                                        31,600          90,200
       Less - allowance for uncollectible                -              (2,200)
                                                 -------------   -------------
            Net notes receivable                 $      31,600   $      88,000
                                                 =============   =============


       At June 30, 2006 and 2005, Notes - "TSIN Board of Directors" consisted of notes receivable related to advances made to TSIN in fiscal year ended June 30, 2005 to assist the newly elected TSIN board of directors in obtaining legal representation. The new board required legal representation since the previous board was attempting to stop the new board from assuming their responsibilities. The notes incur interest at 9% and are due on demand. During fiscal 2006, the Company received payments on the notes of approximately $50,000. At June 30, 2006, the TSIN Board of Directors had filed for reimbursement from TSIN under the Directors indemnification provisions of the Articles of Incorporation, Bylaws of TSIN and corporate laws of the State of Nevada. The new board is awaiting payment so the funds received can be used to repay the notes.

4.     INVENTORIES

       Inventories consist of the following at June 30:

                                                      2006            2005
                                                 -------------   -------------
       Raw materials and purchased parts         $   3,251,000   $   2,011,900
       Work-in-progress                                 98,100         106,000
       Finished goods                                  198,700          99,300
                                                 -------------   -------------
                                                     3,547,800       2,217,200
       Less reserves for obsolescence                 (403,900)       (314,600)
                                                 -------------   -------------
                                                 $   3,143,900   $   1,902,600
                                                 =============   =============


5.     PROPERTY, PLANT AND EQUIPMENT

       Property, Plant and Equipment consist of the following at June 30:

                                                     2006            2005
                                                 -------------   -------------
       Machinery and equipment                   $     351,500   $     202,600
       Furniture and office equipment                  608,000         586,800
       Marketing site equipment                         50,000         250,000
       Leasehold improvement                             9,700           9,700
                                                 -------------   -------------
                                                     1,019,200       1,049,100
       Less accumulated depreciation                  (816,900)       (775,600)
                                                 -------------   -------------
            Net book value                       $     202,300   $     273,500
                                                 =============   =============

       Related depreciation expense for the years ended June 30, 2006 and 2005, was $161,600 and $126,900, respectively.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

6.     NET ASSETS HELD FOR SALE

       Several years ago, the Company formally adopted a plan to sell all business segment assets not related to information technology. The only remaining assets presented as "net assets held for sale" at both June 30, 2006 and 2005 related to restaurant equipment assets.

7.     LINE OF CREDIT AND NOTES PAYABLE

       At June 30, 2006, the Company has a $2,000,000 outstanding balance, $1,000,000 presented in current liabilities as Credit Line and $1,000,000 presented as Notes payable - long term, under a $2.0 million line of credit Agreement. The Agreement is with a private trust, initially entered into in June 2002, for a credit line of $1.3 million. The Agreement has been amended various times since June 2002 with the last amendment in June 2006. Under the current amended agreement, which expires on July 1, 2007, the Company must maintain a minimum outstanding balance under the line of $1.5 million through July 1, 2007 and pay interest on the outstanding balance at a rate of prime plus 2% (10.25% at June 30, 2006). Under the Agreement, the lender has the unilateral right to reduce the line of credit Agreement to $1.5 million, at which time the minimum outstanding balance under the Agreement reduces from $1.5 million to $1.0 million. At June 30, 2006 the Company was fully drawn under the line of credit Agreement. At June 30, 2005, the Company had an outstanding balance of $829,500 under the Agreement. Interest payments made under the Agreement amount to $89,500 and $34,700 in fiscal years ended June 30, 2006 and 2005, respectively.

       Notes payable at June 30, 2006 and 2005 consist of the following:


                                                     2006             2005
                                                 -------------   -------------
       Notes payable - TSI Acquisition           $     314,100   $     314,100
       Notes payable - Bank                          1,000,000         829,500
       Notes payable - StarTrak Acquisition          1,733,300           -
       Notes payable - Other                           507,000           -
                                                 -------------   -------------
       Notes payable                                 3,554,400       1,143,600
         Less current portion                         (875,300)          -
                                                 -------------   -------------
       Notes payable - long term                 $   2,679,100   $   1,143,600
                                                 =============   =============

       The Notes payable - TSI Acquisition primarily represent payables assumed as an obligation under the TSI acquisition agreement. The balance at June 30, 2006 and 2005 is payable to TSIN upon ATSI achieving a net profit of $1 million in any twelve-month period ending on June 30th. The Notes payable - TSI Acquisition balance of $314,100 at June 30, 2006 and 2005 has been reduced by approximately $10,500 for costs incurred and paid by the Company that had been indemnified by TSIN in the acquisition agreement.

       Notes payable - StarTrak Acquisition represent notes assumed in the acquisition and include a $1.5 million non interest bearing note payable to Tenix Holding, Inc. (a prior investor in StarTrak) due December 31, 2007 that has been discounted to $1.365 million due to the non interest bearing nature of the note, and $368,300 of notes due on demand (expected to be repaid in the quarter ended December 31, 2006) that bear interest at 7%.

       Notes payable - Other includes a $257,000 non interest bearing note due to an investment banker involved in the StarTrak acquisition ($150,000 of which was paid August 31, 2006 and $107,000 is due by January 31, 2007 and may, if approved by shareholders, be paid in stock) and a $250,000 demand note bearing interest at 12% and due to the Company's Chief Executive Officer.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

8.     CONTRACTS IN PROGRESS

       The Company had one fixed price contract in progress at June 30, 2006 and 2005, within the RFID Technology segment, for the installation of a TSI PRISM system. Billings in excess of costs and estimated earnings as of June 30, 2006 and 2005 consist of the following:

                                                 June 30, 2006   June 30, 2005
                                                 -------------   -------------
       Costs incurred on uncompleted contract    $      97,100   $     34,100
       Gross profit earned to date                      19,900          1,700
                                                 -------------   ------------
       Revenues earned to date                         117,000         35,800
       Less: billings to date                         (160,500)       (40,000)
                                                 -------------   ------------
       Billings in excess of cost and estimated
           earnings on  uncompleted contracts    $     (43,500)  $     (4,200)
                                                 =============   ============

9.     INCOME TAXES

       A reconciliation of anticipated statutory rates is as follows:

                                                     2006            2005
                                                 -------------   ------------
       Statutory Rate                                      34%            34%
       State income taxes, net of Federal income
           tax benefit                                      5%             5%
       Increase (reduction) in valuation allowance
           related to net operating loss carry-
           forwards and change in temporary
           differences                                    -39%           -39%
                                                 -------------   ------------
                                                            0%             0%
                                                 =============   ============


       The components of the net deferred tax asset (liability)recognized as of June 30, 2006 and 2005, are as follows:

                                                     2006           2005
                                                 -------------   ------------
       Deferred tax assets (liabilities):
         Net operating loss, capital loss
           carryforwards, amortization of
           intangibles                           $  14,498,000   $ 12,827,000
           Property, plant and equipment                22,000        (49,000)
           Other timing differences                     23,000         62,000
           Less: valuation allowance               (14,543,000)   (12,840,000)
                                                 -------------   ------------
       Net deferred tax                          $       -       $      -
                                                 =============   ============

       A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits. The valuation allowance reflects a 100% reserve for all years reported above. At June 30, 2006, the Company had net operating loss and capital loss carryforwards for Federal tax purposes of approximately $37,527,000. The loss carryforwards, unless utilized, will expire from 2007 through 2025.

10.    RELATED PARTY TRANSACTIONS

       At June 30, 2006, the Company had a line of credit agreement with a trust controlled by Donald Anderson, a member of the Company's Board of Directors. In addition, the Company also had a demand note payable to Mr. Robert Kauffman, CEO of the Company, in the amount of $250,000. See Note 7 for additional discussion of both the line of credit agreement and the note due to Mr. Kauffman.

       During 2006, as more fully described in Note 12, Shareholders' Equity, the Company raised approximately $2.3 million in private offerings to accredited investors, with twenty-two percent being attributable to insiders.

11.    COMMITMENTS AND CONTINGENCIES

       Leases - The Company leases certain facilities under non-cancelable operating lease agreements that expire through fiscal year 2009. Future minimum payments under non-cancelable operating leases at June 30, 2006 are as follows:


             Year Ended                           Operating
              June 30,                              Leases
              ----------                         -------------
                2007                             $     412,700
                2008                                   197,200
                2009                                   105,200
                2010                                      -
                2011                                      -
                                                 -------------
                                                 $     715,100
                                                 =============

       Rent expense related to these operating leases totaled approximately $340,400 and $342,600 for the years ended June 30, 2006 and 2005, respectively.

       Legal Proceedings - The Company is a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation, to litigation arising out of Carolina Casualty Insurance Company's failure to pay a claim (relating to the TSIN litigation) pursuant to a Directors and Officers insurance policy, and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company. The actions are more fully described below:

       On January 30, 2003, a shareholder of TSIN filed a derivative suit naming as defendants the Company and its wholly owned subsidiary, Alanco/TSI PRISM, Inc. The venue for this action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks damages arising out of the Company's acquisition of substantially all of the assets of TSIN. This derivative suit was terminated and the action converted into a direct action by TSIN by stipulation and court order in July 2003.

       TSIN is currently in Chapter 7 bankruptcy. The Chapter 7 Trustee failed to prosecute the action timely and the state court dismissed the action for lack of prosecution, but allowed the Trustee to restart the action, which the Trustee has done as case number CV2006-007398. The Company is seeking its attorney's fees with respect to the dismissed action, and will appeal the court's order allowing the Trustee to restart the action. The Company's management, in consultation with legal counsel, believes the plaintiff's claims are without merit and the Company will continue to aggressively defend the action. In addition, the Company will pursue reimbursement of legal expenses incurred from TSIN.

       The Company is the plaintiff in a lawsuit (U.S. District Court No. CV-04-0789-PHX-DGC) arising out of Carolina Casualty Insurance Company's ("Carolina") failure to pay a claim regarding the TSIN litigation, that the Company made pursuant to its Directors and Officers Insurance Policy ("Policy") issued by Carolina. The Company seeks payment for its legal expenses in the TSIN litigation and reimbursement of legal fees incurred in the Carolina litigation. The District Court granted summary judgment in favor of Carolina and the Company has filed an appeal with the Ninth Circuit Court of Appeals.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       On July 18, 2003, Arraid Property L.L.C., an Arizona limited liability company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount currently undecided, but anticipated to be less than $35,000. The prevailing party, which has not yet been determined by the court, will likely be awarded some attorney' fees. Based upon a determination of the amount of any final award against the Company, the Company's management, in consultation with legal counsel, will determine whether to appeal the decision of the court.

       The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2006, there was no such litigation pending deemed material by the Company.

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

       Holders of Series A Preferred Stock are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 12% per annum, paid in kind semi-annually, based upon a per share value of $1.50 for purposes of such dividend payment. Dividends shall accrue and be cumulative from the date of issue. The Company issued 341,700 shares and 304,400 shares representing "in kind" dividends to the holders of Series A shares in fiscal 2006 and 2005, respectively, with corresponding values of approximately $512,500 and $456,600. The Series A shares are convertible by the holder at any time into three shares of the Company's Class A Common Stock. The Company may redeem the Series A Preferred Shares for $1.50 per share, provided the Common stock achieves a trading value in excess of $2.00 for twenty consecutive trading days and meets minimum daily trading volume requirements. At June 30, 2006 and 2005, there were 3,122,900 and 2,781,200 shares of Series A Convertible Preferred Stock outstanding, respectively.

       During fiscal 2002, the Company allocated 500,000 of the authorized shares of the Company's Preferred Stock to be known as Series B Convertible Preferred Stock ("Series B"), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share and 500,000 warrants to purchase Common Stock at an exercise price of $1.00 per share for a value received of $500,000 ($487,300 net of related expenses). The preferred shares are each convertible into thirteen (13) shares of Common Stock. Holders of shares of the Company's Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind." Dividends on Series B Preferred Shares paid "in-kind" during 2006 and 2005 amounted to 7,000 and 6,500 Preferred Shares with values of approximately $70,200 and $64,500, respectively. At June 30, 2006 and 2005, there were 75,000 and 68,000 shares of Series B Convertible Preferred Stock outstanding, respectively.

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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of Class A Common Stock (reduced from the previously authorized 100,000,000 shares), each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share. No Class B Common Stock has been issued and none was outstanding at June 30, 2006 and 2005.

       The Company issued a total of 11,473,500 shares of Class A Common Stock in fiscal year 2006. The issued shares were comprised of 2,100,000 shares issued in connection with the exercise of employee stock options and warrants, resulting in proceeds of $1,235,000; 383,500 shares issued to outside vendors as payment for services rendered valued at $245,400:
       3,990,000 shares issued in connection with private offerings; and 5,000,000 shares in June 2006 in connection with the Company's acquisition of StarTrak Systems, LLC.

       The 2006 private offerings included the January 2006 sale to an institutional investor of 1,500,000 units consisting of one share of Class A Common Stock together with a 3-year warrant to purchase one-half share of the Company's Common Stock at a price of $.85 per share ("Unit") for a unit sale price of $.60. The Company received $830,000, net of commission, from the offering. The Company granted additional warrants to purchase 52,500 shares of its Common Stock on terms identical to those granted in the private offering as commissions related to the offering. In addition, in April 2006 the Company completed the sale, in a private offering to a trust beneficially owned by a Director of the Company, of 820,000 units for $500,200. The units consisted of one share of Class A Common Stock, together with a warrant to purchase one share at a price of $.65 per share. In June 2006, the Company completed two additional private offerings, the first to three institutional investors for a total of 835,000 units consisting of one share of Class A Common Stock together with a 3-year warrant to purchase one-half share of the Company's Common Stock at a price of $.85 per share ("Unit"), for a unit sale price of $.60. The Company received $479,000, net of commission, from the offering. The second June 2006 offering consisted of 835,000 units to an institutional investor, each unit composed of one share of Class A Common Stock together with a 3-year warrant to purchase one-half share of the Company's Common Stock at a price of $.85 per share ("Unit"), for a unit sale price of $.60. The Company received $464,900, net of commission, from the offering. The Company also granted warrants to purchase 29,225 shares of Common Stock on terms identical to those granted in the private offering as commissions related to the offering. Nasdaq listing fees paid during fiscal year 2006 amounted to $44,100.

       Effective June 30, 2006, the Company acquired StarTrak Systems, LLC, a Delaware limited liability company ("StarTrak"). The transaction was structured as a merger between a newly formed subsidiary of the Company and StarTrak, resulting in the Company owning all of the post-transaction membership interests in StarTrak and the previous StarTrak members receiving 5,000,000 shares of the Company's Class A common stock and the right to receive in the future either cash or additional shares of the Company's Class A common stock. The 5,000,000 initial shares issued to the StarTrak members were valued at $3,485,000. Potential additional shares to be issued to the StarTrak members will be presented for approval as a proposal to the Alanco's shareholders at the 2006 Annual Shareholders Meeting.

       During fiscal year 2005, the Company issued a total of 3,447,400 shares of Class A Common Stock. Of those shares, 3,113,200 were issued in connection with the exercise of employee stock options and warrants, resulting in proceeds of $2,001,700. In addition, five-year warrants to purchase 75,000 shares at $.90 per share (valued at $23,200) were granted in connection with an amendment to the Company's line of credit agreement and five-year warrants to purchase 500,000 shares at $1.00 per share (valued at $90,000) were granted in connection with a technology licensing agreement. Shares issued to outside vendors by the Company as payment for services rendered totaled 334,200 shares and were valued at $303,200. Nasdaq listing fees, associated with listing the additional shares in fiscal year 2005, amounted to $38,200.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       In August, 2005, the Company received notification from NASDAQ indicating that due to the failure of the Company to maintain the minimum $1.00 bid price per share requirement, the Company's securities were subject to delisting from NASDAQ. In accordance with Marketplace Rule 4310(c) (8)
       (D), the Company had 180 days, or until January 31, 2006, to comply with the Rule. The minimum bid price requirement was not met by the date specified, and in accordance with Marketplace Rule 4310(c), NASDAQ officials determined the Company met the NASDAQ Capital Market initial listing criteria except for the bid price requirement and notified the Company that it had been granted an additional 180 calendar days (until July 31, 2006) to meet the $1.00 minimum bid price requirement. In August, 2006, the Company received notification from NASDAQ indicating that it had not regained compliance with the minimum $1.00 bid price per share requirement and that the Company's securities would be delisted. The Company elected to appeal the NASDAQ Staff delisting determination and an oral hearing before the NASDAQ Listing Qualifications Panel ("Panel") was scheduled for September 14, 2006. There can be no assurance that the Panel will grant the Company's request for continued listing. Pending a decision by the Panel, the Company's Common Stock will remain listed on the NASDAQ Capital Market.

       The Company's Board of Directors have shareholder authorization to effect, if the Board believes necessary, up to a 1 for 10 reverse stock split at a future date through December 31, 2008. As of September 27, 2006, no split was effected.

       Warrants - As of June 30, 2006, the Company had 7,191,726 warrants outstanding with a weighted average exercise price of $1.09. The life of the outstanding warrants extends from May 2007 through April 2016. The following is a table of activity related to all warrants.

                                                                      Weighted
                                                  Number of           Average
                                                    Shares       Exercise Price $
                                                 -------------   -------------
       WARRANTS OUTSTANDING, June 30, 2004           6,154,400         1.01
              Granted                                1,430,000         0.96
              Exercised                             (2,544,400)        0.61
              Canceled/Expired                         (35,000)        1.54
                                                 -------------   -------------
       WARRANTS OUTSTANDING, June 30, 2005           5,005,000         1.09
              Granted                                4,336,726         0.74
              Exercised                             (1,850,000)        0.61
              Canceled/Expired                        (300,000)        0.70
                                                 -------------   -------------
       WARRANTS OUTSTANDING, June 30, 2006           7,191,726         1.09
                                                 =============   =============

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       Details relative to the 7,191,726 outstanding warrants at fiscal 2006 year end are outlined below.

                           Outstanding Warrants

   Date           Number       Exercise          Date          Purpose of
 of Grant       of Shares       Price $      of Expiration      Issuance
-----------------------------------------------------------------------------

5/16/2002          500,000      $1.00          5/16/2007           (1)
6/19/2002          100,000      $0.87          6/19/2007           (2)
 9/4/2002           25,000      $1.00          9/4/2007            (3)
11/26/2002          50,000      $0.75         10/15/2007           (3)
10/31/2003          50,000      $0.60         10/31/2008           (2)
4/18/2004          700,000      $2.00          8/2/2009            (5)
3/22/2005           75,000      $0.90          3/22/2010           (2)
3/23/2005          500,000      $1.00          3/23/2010           (3)
6/29/2005          855,000      $0.95          6/29/2010           (6)
8/31/2005          700,000      $1.00          6/9/2007            (7)
11/16/2005       1,150,000      $0.50         11/16/2008           (6)
1/16/2006          802,500      $0.85          1/16/2009           (8)
4/26/2006          820,000      $0.65          4/25/2016           (9)
 6/2/2006          417,501      $0.85          6/2/2009           (10)
6/15/2006          446,725      $0.85          6/15/2009          (10)
              -------------
Total Warrants
Outstanding
@ 6/30/2006      7,191,726
              =============





       Warrants exercised in fiscal 2006 and 2005, were 1,850,000 and 2,544,400, respectively. Exercise of these warrants generated approximately $1,135,000 in fiscal 2006 and $1,557,200 in fiscal 2005.

       Stock Options - As of June 30, 2006, the Company had a total of 14,302,500 stock options outstanding with a weighted average exercise price of $0.79. Of these options, 11,926,500 are exercisable at 2006 fiscal year end. The tables below, as well as the narrative following, provide further information regarding the Company's stock options.

       The following is a table of activity of all options:


                                                                    Weighted
                                                  Number of         Average
                                                    Shares      Exercise Price
                                                 -------------   -------------
       OPTIONS OUTSTANDING, June 30, 2004        $   8,409,000   $        0.86
                Granted                                640,000            1.05
                Exercised                             (568,750)           0.78
                Canceled/Expired                      (673,750)           1.35
                                                 -------------   -------------
       OPTIONS OUTSTANDING, June 30, 2005            7,806,500   $        0.84
                Granted                              7,620,000            0.75
                Exercised                             (250,000)           0.40
                Canceled/Expired                      (874,000)           0.89
                                                 -------------   -------------
       OPTIONS OUTSTANDING, June 30, 2006           14,302,500   $        0.79
                                                 =============   =============

       For all options granted during fiscal years 2006 and 2005, the option price was not less than the market price, as defined in the stock option plans, of the Company's Common Stock on the grant date. At June 30, 2006,

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       options for 11,926,500 shares were exercisable and options for the remaining shares become exercisable within the next four years. If not previously exercised, options outstanding at June 30, 2006 will expire as follows:


       Calendar Year          Number of             Weighted Average
       of Expiration            Shares              Exercise Price $
       -----------------      -------------         -----------------
             2008                1,120,000           $     0.43
             2009                  772,500                 1.15
             2010                  320,000                 1.71
             2011                5,860,000                 0.76
             2012                1,405,000                 0.97
             2013                  952,500                 0.40
             2014                1,907,500                 0.92
             2015                1,910,000                 0.76
             2016                   55,000                 0.64
                              -------------          ----------------
                                14,302,500           $     0.79
                              =============          ================

       Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2006 is as follows:


                              Options Outstanding                        Options Exercisable
                 -----------------------------------------------      ---------------------------
                                 Weighted Avg.       Weighted                         Weighted
                   Number          Remaining          Average           Number        Average
  Exercise           of           Contractual        Exercise             of          Exercise
    Price          Shares       Life (in years)        Price            Shares         Price
--------------   -----------   ------------------   ------------      ------------  -------------

 $0.37-$0.46      2,105,000          4.82              $0.41            2,105,000      $0.41
 $0.50-$0.75      6,277,500          5.31              $0.72            3,901,500      $0.72
 $0.80-$1.00      4,932,500          7.35              $0.92            4,932,500      $0.92
 $1.08-$1.75        764,000          4.52              $1.20              764,000      $1.20
 $2.00-$2.75        223,500          4.13              $2.16              223,500      $2.16
                 ----------                                            ----------
   Totals        14,302,500                                            11,926,500
                 ==========                                            ==========

       The   Company    Stock   Option   Plans   are    administered    by   the
       Compensation/Administration Committee, currently comprised of two independent members of the Company's Board of Directors. Company stock options are issued to employees at an exercise price not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Unless otherwise established by the Committee, the standard vesting schedule for the incentive stock options issued currently is 10% vested immediately upon grant, 15% vested after twelve months from date of grant, 25% after two years from the date of grant, 25% after three years, and 25% after four years. All of the options have been or will be registered on Form S-8 filings. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the current fiscal year. The stock option plans outlined below allow for reissuance of the authorized shares upon cancellation of a stock option grant.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                                          Alanco Stock Option Summary (1)
                                                   as of 6/30/06
                                                                                          Balance      Exercise
    Plan           Authorized      Issued      Exercised     Cancelled     Outstanding   to Issue  Price Range (5)
--------------------------------------------------------------------------------------------------------------------

    Misc     (2)            N/A     3,670,000      305,000     1,115,000       2,250,000         0  $0.43 - $1.00
    1998     (3)        750,000     1,459,500      162,500       709,500         587,500         0  $0.37 - $2.75
  1998 D&O   (4)        750,000       750,000      405,000             0         345,000         0  $0.50 - $1.75
    1999     (3)      1,500,000     3,956,250      375,000     2,456,250       1,125,000         0  $0.37 - $2.35
  1999 D&O   (4)        500,000       645,000            0       150,000         495,000     5,000  $0.75 - $2.00
    2000     (3)      1,000,000     1,912,500      234,250       923,250         755,000    10,750  $0.37 - $1.50
  2000 D&O   (4)        500,000       490,000      120,000             0         370,000    10,000  $0.37 - $1.00
    2002     (3)      1,500,000     1,745,000            0       250,000       1,495,000     5,000  $0.73 - $0.90
  2002 D&O   (4)        500,000       500,000       40,000             0         460,000         0   $0.75- $1.00
    2004     (3)      2,000,000     2,550,000            0       550,000       2,000,000         0   $0.46- $0.81
  2004 D&O   (4)      1,000,000       990,000            0             0         990,000    10,000   $0.46- $0.81
    2005     (3)      3,000,000     2,580,000            0             0       2,580,000   420,000      $0.73
  2005 D&O   (4)      1,000,000       850,000            0             0         850,000   150,000      $0.73

                 ----------------------------------------------------------------------------------
Totals               14,000,000    22,098,250    1,641,750     6,154,000      14,302,500   610,750
                 ==================================================================================

(1)  Only includes plans with options currently outstanding or having a balance available to issue.
(2)  Options issued to officers and other employees outside of any plan as an inducement at time of employment.
(3)  Employee Incentive Stock Option Plan
(4)  Directors and Officers Stock Option Plan
(5)  Range of exercise prices for outstanding options only.

13.    RETIREMENT PLAN

       The Company provides a 401(k) retirement plan for its employees. Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment. Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate. The Company matches 25% of the amount deferred by employees, matching up to 4% of an employee's annual compensation. The Company's matching contributions totaled $17,000 and $13,300 for the years ended June 30, 2006 and 2005, respectively.

14.     STARTRAK ACQUISITION

       Alanco shareholders entered into an Agreement and Plan of Reorganization (the "Transaction") in June 2006 to acquire 100% of StarTrak Systems, LLC ("StarTrak"), a Delaware LLC, located in Morris Plains, New Jersey. StarTrak, a leading provider of GPS tracking and wireless subscription data services to the transportation industry, specifically focuses upon the refrigerated or "Reefer" segment of the transport industry providing the dominant share of all wireless tracking, monitoring and control services to this market segment. The transaction closed effective June 30, 2006.

       The Transaction, anticipated to be all stock, was effected by the issuance of 5 million Alanco Class A Common shares at closing, effective June 30, 2006, and the obligation to issue an additional 8.2 million shares by January 31, 2007 upon approval by Alanco shareholders. In addition, the sellers could potentially earn up to an additional $8 million (a maximum of $4 million each year) based upon StarTrak operations achieving certain financial targets in fiscal years 2007 and 2008 ("Earn-out"). The value of the Earn-out is calculated for fiscal year 2007 as two hundred percent of StarTrak gross profit in excess of $6 million. For fiscal year 2008, the Earn-out is calculated as two hundred percent of gross profit in excess of $8 million. Upon shareholder approval, the Earn-out may be paid in shares of Alanco Class A Common stock valued at market, determined as a ten-day average closing price immediately prior to issuance.

       The annual Alanco shareholders' meeting is tentatively scheduled for December 28, 2006, at which the shareholders will be asked to approve various proposals related to the acquisition including the issuance of the 8.2 million common shares required by the Agreement, as well as authorization of the issuance of common shares as payment of any potential Earn-out obligation under the Agreement. A preliminary proxy statement for the annual meeting is scheduled to be filed shortly following the filing of the Company's Form 10-KSB for the year ended June 30, 2006.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       The value of the Transaction, considering the 5 million Class A Common Shares issued at closing (valued at $3,485,000), 8.2 million Class A Common shares to be issued upon shareholder approval (valued at $5,715,400 on June 30, 2006), StarTrak net liabilities assumed of $5,425,800 and the related costs of the acquisition of $434,500, was valued at of $15,060,700. In accordance with the provisions of SFAS 141, Business Combinations, the transaction must be recorded using the purchase method of accounting, which requires the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed by balance sheet classifications. The Company has engaged the services of an independent consultant for valuation services related to FASB 141. The consultant's report has not been received by the date of this audit report and therefore the entire transaction value is presented as goodwill. The consultant's report is expected in the next few weeks when the appropriate allocation of the purchase price will be completed. We believe the allocation will focus primarily on intangible assets other than goodwill. If additional payments are made pursuant to the Earn-out provisions of the merger agreement, or if the value of the
       8.2 million shares to be issued upon shareholder approval is valued differently than valued at closing, the purchase price and related goodwill value may be adjusted.

       A summary of the amounts of the assets and liabilities acquired in the StarTrak acquisition are as follows:

       Current Assets
            Accounts receivable                          $      919,700
            Inventory                                           885,900
            Prepaid expense                                      33,500
                                                             ----------
                     Total current assets                $    1,839,100

       Property and Equipment                                    42,300

       Other Assets - deposits                                    4,500
                                                             ----------
                     Total Assets                        $    1,885,900
                                                             ==========

       Current Liabilities
            Accounts payable                             $    3,683,300
            Notes payable                                       368,300
            Customer advances                                 1,001,100
            Deferred revenues                                   119,700
            Due to Alanco                                       774,300
                                                             ----------
                     Total current liabilities                5,946,700

       Long-Term debt                                         1,365,000
                                                             ----------
                     Total Liabilities                        7,311,700
                                                             ----------

       Liabilities assumed in excess of assets acquired  $    5,425,800
                                                             ==========


         Amounts classified as "due to Alanco" at the time of the acquisition consisted of operating advances made to StarTrak prior to the acquisition.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

15.      SEGMENT REPORTING

The following table is a summary of the results of operations and other financial information by major segment:

                                                         Wireless
                                Data          RFID         Asset
                               Storage     Technology    Management     Corporate       Total
                            ------------  ------------  ------------  ------------- -------------

Fiscal year 2006
Revenue                     $  6,028,100  $    631,500  $      -      $     -       $  6,659,600
   Cost of Goods Sold          3,877,800       479,900         -            -          4,357,700
                            ------------  ------------  ------------  ------------  ------------
Gross Profit                   2,150,300       151,600         -            -          2,301,900
   Selling, General &
      Administrative           2,081,600     2,669,600         -         1,553,100     6,304,300
                            ------------  ------------  ------------  ------------  ------------
Operating Income (Loss)     $     68,700  $ (2,518,000) $      -      $ (1,553,100) $ (4,002,400)
                            ============  ============  ============  ============  ============

Accounts Receivable         $    645,400  $    178,300  $    919,700  $     17,300  $  1,760,700
                            ============  ============  ============  ============  ============
Inventory                   $  1,317,500  $    940,500  $    885,900  $     -       $  3,143,900
                            ============  ============  ============  ============  ============
Total Assets                $  2,344,200  $  7,239,800  $ 17,572,200  $    528,300  $ 27,684,500
                            ============  ============  ============  ============  ============
Capital Expenditures        $     15,800  $     54,400  $      -      $        600  $     70,800
                            ============  ============  ============  ============  ============
Depreciation & Amortization $     24,200  $    355,600  $      -      $      3,200  $    383,000
                            ============  ============  ============  ============  ============

Fiscal year 2005
Revenue                     $  6,363,300  $    820,900  $      -      $     -       $  7,184,200
   Cost of Goods Sold          4,161,200       514,300         -            -          4,675,500
                             ------------ ------------  ------------  ------------  ------------
Gross Profit                   2,202,100       306,600         -            -          2,508,700
   Selling, General &
      Administrative           1,918,300     2,697,600         -         1,755,400     6,371,300
                             ------------ ------------  ------------  ------------  ------------
Operating Income (Loss)     $    283,800  $ (2,391,000) $      -      $ (1,755,400) $ (3,862,600)
                            ============  ============  ============  ============  ============

Accounts Receivable         $    827,600  $    246,400  $      -      $     17,400  $  1,091,400
                            ============  ============  ============  ============  ============
Inventory                   $  1,091,900  $    810,700  $      -      $     -       $  1,902,600
                            ============  ============  ============  ============  ============
Total Assets                $  2,398,800  $  6,987,600  $      -      $  1,157,500  $ 10,543,900
                            ============  ============  ============  ============  ============
Capital Expenditures        $     41,600  $    108,900  $      -      $      2,400  $    152,900
                            ============  ============  ============  ============  ============
Depreciation & Amortization $     20,300  $    326,400  $      -      $      3,100  $    349,800
                            ============  ============  ============  ============  ============

16. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)

       The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2006 and 2005. In management's opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

                                        1st Quarter      2nd Quarter     3rd Quarter     4th Quarter
2006
Total revenues                          $  1,601,600   $   1,624,900   $   1,466,200   $   1,966,900
Cost of sales                              1,056,700       1,113,800         914,700       1,272,500
                                        ------------   -------------   -------------   -------------
Gross profit                                 544,900         511,100         551,500         694,400
                                        ------------   -------------   -------------   -------------
Operating Loss                            (1,064,300)     (1,041,800)     (1,028,600)       (867,700)
                                        ------------   -------------   -------------   -------------
Net loss*                                 (1,330,000)     (1,059,100)     (1,273,600)       (929,200)
                                        ============   =============   =============   =============
Loss per share - basic & diluted        $      (0.05)          (0.04)  $       (0.04)  $       (0.03)
                                        ------------   -------------   -------------   -------------
Weighted Average Shares                   26,915,400      28,269,300      30,111,900      31,138,700
                                        ============   =============   =============   =============

2005
Total revenues                          $  1,737,200   $   2,085,500   $   1,531,200   $   1,830,300
Cost of sales                              1,115,800       1,402,400         975,300       1,182,000
                                        ------------   -------------   -------------   -------------
Gross profit                                 621,400         683,100         555,900         648,300
                                        ------------   -------------   -------------   -------------
Operating Loss                              (908,600)       (871,200)     (1,103,600)       (979,200)
                                        ============   =============   =============   =============
Net loss*                                 (1,145,400)       (886,200)     (1,355,600)       (924,500)
                                        ------------   -------------   -------------   -------------
Loss per share - basic & diluted        $      (0.05)  $       (0.03)  $       (0.05)  $       (0.04)
                                        ------------   -------------   -------------   -------------
Weighted Average Shares                   24,312,600      25,416,700      25,514,500      26,091,300
                                        ============   =============   =============   =============

*Attributable to Common Shareholders

17.   SUBSEQUENT EVENTS

       The Company announced on August 28, 2006, that it had completed agreements whereby the Company raised $1.3 million in debt financing from certain officers and members of the Company's Board of Directors. The funds were used for working capital requirements related primarily to the acquisition of StarTrak Systems, LLC an acquisition that was effective on June 30, 2006.

       In August of 2006, Alanco announced that it had received a staff determination letter from Nasdaq indicating that the Company failed to comply with the minimum bid price requirements for continued listing as set forth in Nasdaq Marketplace Rule 4310(c)(4), and that its securities may be subject to delisting from the Nasdaq Capital Market. The Company has appealed the Staff determination and requested a hearing before the Nasdaq Listing Qualifications Panel ("Panel"). Under Nasdaq Marketplace rules, a request for a hearing stays the delisting action pending the issuance of a written determination by the Panel. The hearing was held on September 14, 2006 in Washington, D.C. with representatives of the Company present. There can be no assurance that the Panel will grant the Company's request for continued listing. Pending a decision by the Panel, the Company's common stock will remain listed on the Nasdaq Capital Market.

       The Company announced on July 14, 2006, that the Company completed the sale, in a private offering to several private and institutional investors, of 240,000 Units consisting of one share of its Series A Convertible Preferred Stock together with a 5-year warrant to purchase three shares of the Company's Class A Common Stock at a price of $.60 per share ("Unit") for a Unit price of $1.71. The Company received $410,400 from the offering. Twenty five percent of the Units, or 60,000 Units, were purchased by an institutional investor with the balance purchased by members of the Company's Board of Directors. Due to the structure of the offering and the Nasdaq stock market requirements, warrants issued in this offering to members of the Board of Directors are restricted from being exercised without shareholders' approval, which shall be requested at the next annual meeting of the Company's Shareholders.

       On July 6, 2006, the Company announced the completion of the acquisition of StarTrak Systems, LLC, effective June 30, 2006. In conjunction with the acquisition, effective July 1, 2006, Mr. Tim Slifkin, President and Chief Executive Officer of StarTrak, was appointed to the Company's Board

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

       of Directors to replace Mr. Steven Oman, who resigned. Mr. Oman's resignation was not due to any disagreement with the registrant, but was solely for the purpose of compliance with the Sarbanes-Oxley requirement that the Company's Board of Directors be comprised of a majority of independent members. Mr. Oman will continue as Alanco's Corporate Counsel.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE:  NONE

ITEM 8A.  CONTROL AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on various evaluations of the Company's disclosure controls and procedures, through the date of this filing, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required periods.

         The Company also maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization, and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

The officers and directors of the Company are:

                                                                Year
     Name               Age           Position              First Director

Harold S. Carpenter      72             Director                 1995
James T. Hecker          49             Director                 1997
Robert R. Kauffman       66      Director/C.O.B./C.E.O.          1998
Thomas C. LaVoy          46             Director                 1998
John A. Carlson          59      Director/E.V.P./C.F.O.          1999
Donald E. Anderson       72             Director                 2002
Timothy P. Slifkin       51    Director/C.E.O. - StarTrak        2006

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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

John A. Carlson: Mr. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., joined the Company in September 1998 as Senior Vice President/Chief Financial Officer. Mr. Carlson started his career with Price Waterhouse & Co. in Chicago, Illinois. He has over twenty-five years of public and private financial and operational management experience, including over twelve years as Chief Financial Officer of a Fortune 1000 printing and publishing company. He earned his Bachelor of Science degree in Business Administration at the University of South Dakota, and is a Certified Public Accountant
..
Donald E. Anderson: Donald E. Anderson is President and owner of Programmed Land, Inc., a Minnesota and Scottsdale, Arizona, based company. Programmed Land is a diversified holding company engaged in real estate, including ownership, development, marketing and management of properties. He is also majority owner of a company involved in the automotive industry. From 1988 until 1997, Mr. Anderson was Chairman of the Board of NASDAQ-listed Photocomm, Inc., a company involved in the solar electric business. Since 1983, Mr. Anderson has also been President of Pine Summit Bible Camp, a non-profit organization that operates a year-round youth camp in Prescott, Arizona. Mr. Anderson has a B.A. degree in accounting.

Harold S. Carpenter: Mr. Carpenter is the former President of Superiorgas Co., Des Moines, Iowa, which is engaged in the business of trading and brokering bulk refined petroleum products with gross sales of approximately $500 million per year. He is also the General Partner of Superiorgas L.P., an investment company affiliated with Superiorgas Co. Mr. Carpenter founded these companies in 1984 and 1980, respectively. Mr. Carpenter is also the President of Carpenter Investment Company, Des Moines, Iowa, which is a real estate investment company holding properties primarily in central Iowa. From 1970 until 1994, Mr. Carpenter was the Chairman of the George A. Rolfes Company of Boone, Iowa, which manufactured air pollution control equipment. Mr. Carpenter graduated from the University of Iowa in 1958 with a Bachelor of Science and Commerce degree.

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

Timothy P. Slifkin: Timothy P. Slifkin, President and Chief Executive Officer of the Company's subsidiary, StarTrak Systems, LLC, is directly responsible for development of StarTrak's wireless product line and for leading the North American rail industry's acceptance of the technology for damage prevention, refrigeration transport, and asset management applications. Mr. Slifkin has been developing remote monitoring systems since founding Elexor Associates in 1986, and in developing and deploying wireless systems (satellite and terrestrial) since 1992. He has several patents issued or pending on related technology. Prior to founding StarTrak, Mr. Slifkin was employed with Hewlett Packard, Johannson Microwave, American Microsystems, and Jet Propulsion Laboratories. He holds a Bachelors Degree in Engineering.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Non-Director Significant Employees

The following table provides information regarding key officers for the Company's primary subsidiaries.

       Name         Age                 Position                            Year Appointed
                                                                              to Position
---------------------------------------------------------------------------------------------
Greg M. Oester       57   President - Alanco/TSI PRISM, Inc.                      2002
Thomas A. Robinson   45   Executive Vice President - StarTrak Systems, LLC        2006

Greg M. Oester: Mr. Oester started his employment as President of Alanco/TSI PRISM, Inc. (formerly Technology Systems International, Inc.) in 2000. He practiced international business law for 12 years and founded a firm in Los Angeles, CA. He co-founded North American Enterprises, Inc. in 1989 and engaged in sales & marketing of European specialty products in the U.S.A. Mr. Oester conducted seminars on foreign investment in the U.S.A. throughout Asia. He was admitted to practice before the U.S. Customs Court, the Court of International Trade and numerous State and Federal venues. Mr. Oester holds Bachelor of Arts degrees in Political Science and Economics from the University of Arizona and also a Juris Doctor Degree from the University of Laverne.

Thomas A. Robinson: Mr. Robinson, Executive Vice President of StarTrak Systems, LLC, has been responsible for major program deliveries at StarTrak since 1999. He is intimately involved in the systems development, network completion, customer commitments, and deployments for all major products of StarTrak. Prior to joining StarTrak, Mr. Robinson was employed by Varlen Corporation (acquired by Amsted Industries in 1999) where he was responsible for mergers and acquisitions. Prior to Varlen, he was a Program Manager at Hughes Aircraft. Mr. Robinson holds Bachelors and Masters Degrees in Engineering from Case Western Reserve University and an MBA from Wharton.


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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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


Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that as of the date of filing of this Form 10-KSB, all Section 16(a) filing requirements applicable to its officers, Directors and greater than 10% beneficial owners were satisfied, with the exception of Technology Systems International, Inc., a Nevada corporation (TSIN), who, to the best of our knowledge, continues to own approximately 4.5 million shares of the Company's Class A Common Stock. TSIN is currently in Chapter 7 Bankruptcy proceedings and has not, to our knowledge, filed any current Section 16 (d) forms.

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

The Code of Business Conduct and Ethics is presented on the Company's web page under the subheading "Corporate Governance." Shareholders may receive a copy of the Company's adopted Code of Conduct, without charge, via e-mail request to alanco@alanco.com, by calling the Company at 480 607-1010, Ext. 857, or by writing to the Company to the attention of the Company's Corporate Secretary at 15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by the Company for the services rendered during the fiscal years ended June 30, 2006, 2005 and 2004 to the Company's Chief Executive Officer, Chief Financial Officer, and President of the Company's subsidiary, Alanco/TSI PRISM, Inc., an Arizona corporation (ATSI), acquired effective June 1, 2002, whose salaries and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers"). No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last three fiscal years.

                                           Annual Compensation            Long-Term Compensation
                                 -----------------------------------------------------------------
             Name and                                       Other (1)      Securities (# shares)
             Principal            Annual                     Annual        Underlying Options
             Position             Salary      Bonus       Compensation $   Granted during FY
------------------------------------------- ------------------------     -------------------------

Robert R. Kauffman, C.E.O.
                 FY 2006          $225,000    None           $17,400          940,000
                 FY 2005           183,750    None            17,400          100,000
                 FY 2004           180,000    None            17,400          650,000
John A. Carlson, C.F.O.
                 FY 2006           200,000    None            10,400          570,000
                 FY 2005           163,333    None            10,033           75,000
                 FY 2004           160,000    None             9,467          350,000
Greg M. Oester, President, ATSI
                 FY 2006           154,500    None             None           120,000
                 FY 2005           154,500    None             None            35,000
                 FY 2004           146,625    None             None           250,000

(1) Represents supplemental executive benefit reimbursement for the year and Company matching for Alanco's 401(K) Profit Sharing Plan.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2006, to each of the Named Executive Officers and/or Directors and to all other employees as a group. No stock appreciation rights ("SARs") have been granted by the Company.


                                INDIVIDUAL GRANTS

                 Number of
                Securities
                Underlying % of Total  Exercise
                  Option    Options     Price      Grant       Expiration
         Name     Grante    Granted     ($/Sh)      Date          Date

Robert Kauffman   400,000    5.25%      $0.81     9/13/2005     9/13/2015
Robert Kauffman    40,000    0.52%      $0.46    11/16/2005     11/16/2015
Robert Kauffman   500,000    6.56%      $0.73     6/30/2006     6/30/2011
John Carlson      200,000    2.62%      $0.81     9/13/2005     9/13/2015
John Carlson      100,000    1.31%      $0.46    11/16/2005     11/16/2015
John Carlson       20,000    0.26%      $0.46    11/16/2005     11/16/2015
John Carlson      250,000    3.28%      $0.73     6/30/2006     6/30/2011
Harold Carpenter   80,000    1.05%      $0.81     9/13/2005     9/13/2015
Harold Carpenter  100,000    1.31%      $0.73     6/30/2006     6/30/2011
James Hecker       80,000    1.05%      $0.81     9/13/2005     9/13/2015
James Hecker      100,000    1.31%      $0.73     6/30/2006     6/30/2011
Thomas LaVoy       80,000    1.05%      $0.81     9/13/2005     9/13/2015
Thomas LaVoy       40,000    0.52%      $0.46    11/16/2005     11/16/2015
Thomas LaVoy      100,000    1.31%      $0.73     6/30/2006     6/30/2011
Donald Anderson    80,000    1.05%      $0.81     9/13/2005     9/13/2015
Donald Anderson   100,000    1.31%      $0.73     6/30/2006     6/30/2011
Greg Oester       100,000    1.31%      $0.81     2/16/2005     2/16/2015
Greg Oester        20,000    0.26%      $0.46    11/16/2005     11/16/2015
Timothy Slifkin 1,000,000   13.12%      $0.73     6/30/2006      6/30/2011
Thomas Robinson 1,000,000   13.12%      $9.73     6/30/2006      6/30/2011
Other Employees 3,230,000   42.39% $0.50 - $1.00   Various         (1)
                ------------------
Total           7,620,000  100.00%
                ==================

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

(1) The expiration dates for these options range from 9/27/2007 to 5/25/2016.

All options are granted at a price not less than "grant-date market." During the fiscal year 874,000 previously granted stock options expired or were cancelled.

Aggregated Options and Warrants - Exercised in Last Fiscal Year and Values at Fiscal Year End

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2006, and the value of the unexercised, in-the-money options at June 30, 2006.

                                                 Unexercised         Value of
                      Shares                  Options & Warrants    Unexercised
                    Acquired On      Value         at Fiscal        In-The-Money
                  Exercise During  Realized        Year End      Options &Warrants
Name             2006 Fiscal Year   ($) (1)      (Shares) (2)      at FYE ($) (3)
----             ----------------   -------      ------------      --------------

Robert Kauffman        120,000        $4,600       3,507,500         $441,200
John Carlson            85,000         5,800       1,460,000          112,650
Harold Carpenter       100,000         4,000         680,000           60,800
James Hecker                 0             0         400,000           14,400
Thomas LaVoy            20,000         1,800         380,000           10,800
Donald Anderson        400,000        16,000       2,505,000          187,500
Greg Oester             10,000           900       1,220,000           37,800
Timothy Slifkin              0             0         400,000                0
Thomas Robinson              0             0         400,000                0

(1) Calculated as the difference between closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2) Represents the number of securities underlying unexercised options and warrants that were exercisable at 2006 Fiscal Year End.
(3) Calculated as the difference between the closing price of the Company's Common Stock on June 30, 2006, and the exercise price for those options exercisable on June 30, 2006, with an exercise price less than the closing price, multiplied by the number of applicable options.

Option Grants Subsequent to Fiscal Year End
                        Number of
                        Underlying
                        Securities
                         Options         Date of      Date      Expiration    Option
     Name                Granted          Grant    Exercisable     Date       Price
------------------      ---------        -------   ----------   ----------    ------
Robert R. Kauffman        150,000  (1)   8/15/06       (3)        8/15/11     $0.55
John A. Carlson            50,000  (2)   8/15/06       (3)        8/15/11     $0.55
Harold S. Carpenter       100,000  (2)   8/15/06       (3)        8/15/11     $0.55
Donald E. Anderson        250,000  (1)   8/15/06       (3)        8/15/11     $0.55

(1)     Issued pursuant to the 2005 Stock Option Plan.
(2)     Issued pursuant to the 2005 Directors & Officers Stock Option Plan.
(3)     10% vest on 8/15/2006, 15% vest on 8/15/2007, 25% vest on 8/15/2008,
          25% vest on 8/15/2009 and 25% vest on 8/15/2010.

                Employment Agreements and Executive Compensation

The Executive Officers are at-will employees without employment agreements.

Compensation of Directors

During Fiscal Year 2006, non-employee Directors were compensated for their services in cash ($750 per meeting per day up to a maximum of $1,500 per meeting) and through the grant of options to acquire shares of Class A Common Stock as provided by the 1996, 1998, 1999, 2000, 2002, 2004, and 2005 Directors
and Officers Stock Option Plans (the "D&O Plans") which are described below. All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The 1996 Directors and Officers Stock Option Plan was approved by the Board of Directors on September 9, 1996. Shareholders approved the 1998, 1999, 2000, 2002, 2004, and 2005 Directors and Officers Stock Option Plans on November 6, 1998, November 5, 1999, November 10, 2000, November 22, 2002, November 19, 2004,
and January 20, 2006, respectively. The purpose of the 1996, 1998, 1999, 2000, 2002, 2004, and 2005 D&O Plans is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. All Directors and Executive Officers of the Company are eligible to participate in the 1996, 1998, 1999, 2000, 2002, 2004, and 2005 Plans. Newly appointed Directors receive options to purchase shares of common stock at fair market value. Upon each subsequent anniversary of the election to the Board of Directors, each non-employee Director may receive an additional option to purchase shares of common stock at fair market value.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or common stock equivalent as of September 22, 2006. Information regarding the stock ownership of Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, Donald E. Anderson, Alanco Director, and Timothy P. Slifkin, StarTrak Chief Executive Officer, is also shown in the table in the following section, Current Directors and Executive Officers.


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
                             Shares     Class      Shares        Stock         of         and        and     Equivalent
                             Owned       (5)      Owned (4)    Equivalent  Class (5)   Warrants    Warrants  Class (6)
                           --------------------------------------------------------------------------------------------

Technology Systems          4,500,000    11.79%      --          4,500,000      9.14%     --       4,500,000   9.14%
  International, Inc. (1)

Donald E. Anderson (2)      3,321,261     8.70%     1,132,434    6,718,563     13.65%   2,350,000  9,068,563  17.58%

Robert R. Kauffman (3)        507,000     1.33%       729,051    2,694,153      5.47%   3,342,500  6,036,653  11.48%

Timothy P. Slifkin (4)      2,164,706     5.67%             0    2,164,706      4.40%     400,000  2,564,706    5.17%

(1) Technology Systems International, Inc., a Nevada corporation, (TSIN) is an independent, private company, which was issued 6,000,000 shares of Alanco common stock in 2002 in connection with the acquisition of the assets of TSIN effective in June 2002. The only Form 13D filed by TSIN was filed on September 9, 2002, and indicated TSIN ownership of 6,000,000 Alanco common shares. TSIN is currently in bankruptcy proceeding and to our knowledge, no filings have been made by TSIN to adjust that initial Form 13D filing. However, based on stock transfer records and information obtained from public bankruptcy hearings, we believe the current TSIN ownership of Alanco common stock is approximately 4.5 million shares. To our knowledge, no person or entity owns in excess of 25% of the outstanding shares of TSIN. The only TSIN shareholder that we are aware of who may beneficially control a significant percentage of the outstanding shares of TSIN, and who could potentially own more than 5% of the outstanding Alanco common stock equivalent, is Richard C. Jones, who, to the best of our knowledge, owns approximately 5.3 million TSIN shares, representing approximately 23% of the outstanding TSIN shares. TSIN has previously indicated their intention to distribute the shares of Alanco common stock in excess of certain corporate litigation and liquidation expenses on a pro-rata basis to their shareholders; however, the shares have not been distributed as of the date of this Proxy Statement, and there is no assurance that the shares will be distributed. The address of TSIN is c/o Jill H. Ford, Trustee, P.O. Box 5845, Carefree, AZ 85377.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

(2) The number of shares, options and warrants owned includes The Anderson Family Trust, owner of 2,568,161 shares of Alanco Class A Common Stock, 654,713 shares of Alanco Series A Convertible Preferred Stock and 1,545,000 exercisable warrants; Programmed Land, Inc., owner of 733,100 shares of Alanco Class A Common Stock, 477,721 shares of Alanco Series A Convertible Preferred Stock and 500,000 exercisable warrants, both of which Mr. Anderson claims beneficial ownership; and 20,000 shares of Alanco Class A Common Stock and 305,000 exercisable options owned by Mr. Anderson. Mr. Anderson also has an additional 225,000 stock options with a vesting schedule ranging from August 15, 2007 to August 15, 2010, and a warrant to purchase 180,000 shares of Class A Common Stock which requires shareholder approval before it can be exercised, a proposal for which will be presented at the Company's Annual Shareholders Meeting tentatively scheduled for December 28, 2006. The 1,132,434 shares of Series A Convertible Preferred Stock beneficially owned by Mr. Anderson represent 33.67% of the total Series A Convertible Preferred shares outstanding. Mr. Anderson's address is 11804 North Sundown Drive, Scottsdale, Arizona 85260.
(3) In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares. If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may acquire additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned; but due to matters as discussed in Footnote 1 above, we are unable to accurately calculate the changes to Mr. Kauffman's ownership. Mr. Kauffman also has an additional 135,000 stock options with a vesting schedule ranging from August 15, 2007 to August 15, 2010, and a warrant to purchase 180,000 shares of Class A Common Stock which requires shareholder approval before it can be exercised, a proposal for which will be presented at the Company's Annual Shareholders Meeting tentatively scheduled for December 28, 2006. The 729,051 shares of Series A Convertible Preferred Stock beneficially owned by Mr. Kauffman represent 21.68% of the total Series A Convertible Preferred shares outstanding. The address for Mr. Kauffman is: c/o Alanco Technologies, Inc., 15575 North 83rd Way, Suite 3, Scottsdale, Arizona 85260.
(4) In addition to the stock options shown above, Timothy P. Slifkin, Chief Executive Officer of StarTrak Systems, LLC, has 600,000 options with a vesting schedule ranging from June 30, 2007 to June 30, 2010
(5) Preferred Shares are Series A Convertible Preferred Stock, each share of which is convertible into three (3) shares of Class A Common Stock. As of September 22, 2006, there are 3,362,937 shares of Series A Convertible Preferred Stock outstanding. The 5% owners do not own any shares of the Series B Convertible Preferred Stock.
(6) The percentages for Class A Common Stock shown are calculated based upon 38,163,706 shares of Class A Common Stock outstanding on September 22, 2006. The percentages for Total Common Stock Equivalent are calculated based upon 49,227,816 shares outstanding on September 22, 2006.
(7) In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by any other stockholders.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock and Preferred Stock beneficially owned as of September 22, 2006, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      Securities of the Registrant Beneficially Owned (1)

                                                                                                                        Total
                           Class A    Shares   Series A       Shares     Total     Shares                   Total      Stock,
                           Common     Owned   Preferred       Owned     Common     Owned    Exerciseable    Stock      Options
                            Stock    Percent    Stock        Percent     Stock    Percent      Stock       Owned +   & Warrants
        Name of            Shares    of Class   Shares       of Class Equivalent  of Class   Options &    Options &  Percent of
 Beneficial Owner (2)       Owned      (7)      Owned          (7)       Owned      (7)     Warrants (8)  Warrants    Class (9)
---------------------      ---------  -------  --------      -------  ----------- --------  ------------   ---------  ----------

Robert R. Kauffman (3)       507,000    1.33%    729,051      21.68%    2,694,153    5.47%     3,342,500   6,036,653      11.48%
   Director/COB/CEO
John A. Carlson              250,644    0.66%    129,993       3.87%      640,623    1.30%     1,465,000   2,105,623       4.15%
   Director/EVP/CFO
Harold S. Carpenter          305,541    0.80%    292,875 (5)   8.71%    1,184,166    2.41%       690,000   1,874,166       3.75%
   Director
James T. Hecker               32,893    0.09%     27,183 (6)   0.81%      114,442    0.23%       400,000     514,442       1.04%
   Director
Thomas C. LaVoy               55,265    0.14%     46,901       1.39%      195,968    0.40%       380,000     575,968       1.16%
   Director
Donald E. Anderson (4)     3,321,261    8.70%  1,132,434      33.67%    6,718,563   13.65%     2,350,000   9,068,563      17.58%
   Director
Timothy P. Slifkin         2,164,706    5.67%          0       0.00%    2,164,706    4.40%       400,000   2,564,706       5.17%
   Director/CEO - StarTrak
Greg M. Oester                57,888    0.15%     13,183       0.39%       97,437    0.20%     1,220,000   1,317,437       2.61%
   President - TSIA
Thomas A. Robinson         1,443,138    3.78%          0       0.00%    1,443,138    2.93%       400,000   1,843,138       3.71%
                         ------------         -----------             ------------          -------------------------
Officers and Directors     8,136,336   21.32%  2,371,620      70.52%   15,253,196   30.98%    10,647,500  25,900,696      43.26%
                         ============         ===========             ============          =========================
as a Group (9 individuals)

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


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

(2) COB is Chairman of the Board; CEO is Chief Executive Officer; EVP is Executive Vice President; CFO is Chief Financial Officer.

(3) In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares. If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may acquire additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned; but due to matters as discussed in Footnote 1 of the Five Percent Owners table above, we are unable to accurately calculate the changes to Mr. Kauffman's ownership. Mr. Kauffman also has a warrant to purchase 180,000 shares of Class A Common Stock which requires shareholder approval before it can be exercised, a proposal which will be presented at the Company's Annual Shareholders Meeting tentatively scheduled for December 28, 2006.

(4) The number of shares, options and warrants owned also includes The Anderson Family Trust, owner of 2,568,161 shares of Alanco Class A Common Stock, 654,713 shares of Alanco Series A Convertible Preferred Stock and 1,545,000 exercisable warrants; Programmed Land, Inc., owner of 733,100 shares of Alanco Class A Common Stock, 477,721 shares of Alanco Series A Convertible Preferred Stock and 500,000 exercisable warrants, both of which Mr. Anderson claims beneficial ownership; and 20,000 shares of Alanco Class A Common Stock and 305,000 exercisable options owned by Mr. Anderson. Mr. Anderson's address is 11804 North Sundown Drive, Scottsdale, Arizona 85260. Mr. Anderson also has a warrant to purchase 180,000 shares of Class A Common Stock which requires shareholder approval before it can be exercised, a proposal which will be presented at the Company's Annual Shareholders Meeting tentatively scheduled for December 28, 2006.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

(5) Excludes 440,000 shares of Class A Common Stock, 319,370 shares of Series A Convertible Preferred Stock and 230,000 warrants to purchase Class A Common Stock owned by Heartland Systems Co., a company for which Mr. Carpenter serves as an officer. Mr. Carpenter disclaims beneficial ownership of such shares.

(6) Excludes 510,000 shares of Class A Common Stock, 413,290 shares of Series A Convertible Preferred Stock and 435,000 warrants to purchase Class A Common Stock owned by Rhino Fund LLP. The fund is controlled by Rhino Capital Incorporated, for which Mr. Hecker serves as Treasurer and General Counsel. Mr. Hecker disclaims beneficial ownership of such shares.

(7) The percentages for Class A Common Stock shown are calculated based upon 38,163,706 shares of Class A Common Stock outstanding on September 22, 2006. The percentages for Series A Convertible Preferred Stock are calculated based upon 3,362,937 shares of Series A Convertible Preferred Stock outstanding on September 22, 2006, each of which is convertible into three (3) shares of Class A Common Stock. The percentages for Common Stock Equivalent shares are calculated based upon 49,227,816 Common Stock Equivalent shares outstanding as of September 22, 2006.

(8) Represents unexercised stock options and warrants issued to named executive officers and directors. All options and warrants listed that were issued to the executive officers and directors were exercisable at September 22, 2006. Robert Kauffman also holds the following options:
       22,500 options exercisable in fiscal year 2008, 37,500 options exercisable in fiscal year 2009, 37,500 options exercisable in fiscal year 2010, and 37,500 options exercisable in fiscal year 2011. John Carlson also holds the following options: 7,500 options exercisable in fiscal year 2008, 12,500 options exercisable in fiscal year 2009, 12,500 options exercisable in fiscal year 2010, and 12,500 options exercisable in fiscal year 2011. Donald Anderson also holds the following options:
       37,500 options exercisable in fiscal year 2008, 62,500 options exercisable in fiscal year 2009, 62,500 options exercisable in fiscal year 2010, and 62,500 options exercisable in fiscal year 2011. Harold Carpenter also holds the following options: 15,000 options exercisable in fiscal year 2008, 25,000 options exercisable in fiscal year 2009, 25,000 options exercisable in fiscal year 2010, and 25,000 options exercisable in fiscal year 2011. Timothy Slifkin also holds the followng options:
       150,000 options exercisable in fiscal year 2007, 150,000 options exercisable in fiscal year 2008, 150,000 options exercisable in fiscal year 2009, and 150,000 options exercisable in fiscal year 2010. Thomas Robinson also holds the following options: 150,000 options exercisable in fiscal year 2007, 150,000 options exercisable in fiscal year 2008, 150,000 options exercisable in fiscal year 2009, and 150,000 options exercisable in fiscal year 2010.

(9) The number and percentages shown include the shares of common stock equivalent actually owned as of September 22, 2006 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 22, 2006. The percentages shown are calculated based upon 49,227,816 Common Stock Equivalent shares outstanding as of September 22, 2006. In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by any other stockholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Mr. Steve Oman, a former member of the Board of Directors, received compensation in the amount of approximately $70,200 for legal services to the Company for the fiscal year ended June 30, 2006.

Mr. Donald Anderson, a member of the Board of Directors and trustee and beneficial owner of the Anderson Family Trust, was paid interest in fiscal year 2006 under the Line of Credit Agreement in the amount of approximately $89,500.

See Note 7 and 10 to the consolidated financials for additional related party transactions and discussion.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

       10.3   1999 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (7)

       10.4   2000 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (8)

       10.5   2002 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (9)

       10.6   2004 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (10)

       10.7   2005 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (11)

       10.8   Nasdaq Delisting Notification (12)

       10.98  Amendment 3 to Line of Credit Agreement (13)

       10.10  Amendment 4 to Line of Credit Agreement (14)

       10.11  Amendment 5 to Line of Credit Agreement (15)

       14.1   Corporate Code of Business Conduct and Ethics (16)

       21.    Active Subsidiaries of the Registrant

              Name                                        State of Incorporation
              Arraid, Inc.                                        Arizona
              Excel/Meridian Data, Inc.                           Arizona
              Fry Guy Inc.                                        Nevada
              Alanco/TSI PRISM, Inc. (formerly Technology
                 Systems International, Inc.)                     Arizona
              StarTrak Systems, LLC                               Delaware

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

       99.1   Audit/Corporate Governance Committee Charter (17)

Footnotes:
        (1)   Incorporated by reference to Form 10KSB filed September 27, 2001
        (2)   Incorporated by reference to Form 8-K filed September 27, 2002
        (3)   Incorporated by reference to Form S-3/A filed November 21, 2004


                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

        (4)   Incorporated by reference to Form DEFM14A filed April 22, 2002
        (5)   Incorporated by reference to Form S-8 filed October 22, 1998
        (6)   Incorporated by reference to Form S-8 filed November 30, 1998
        (7)   Incorporated by reference to Form S-8 filed November 29, 1999
        (8)   Incorporated by reference to Form S-8 filed December 14, 2000
        (9)   Incorporated by reference to Form S-8 filed January 22, 2003
       (10)   Incorporated by reference to Form S-8 filed February 17, 2005
       (11)   Incorporated by reference to Form S-8 filed February 2, 2006
       (12)   Incorporated by reference to Form 8-K filed August 4, 2006
       (13)   Incorporated by reference to Form 8-K filed March 28, 2005
       (14)   Incorporated by reference to Form 8-K filed July 6, 2005
       (15)   Incorporated by reference to Form 8-K filted July 14, 2006
       (16)   Incorporated by reference to Form 10QSB filed November 15, 2004
       (17)   Incorporated by reference to Form 14A filed October 18, 2004

B. Schedules NONE

     Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Semple & Cooper, LLP, the Company's independent auditor, for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2006 and 2005 and the review of the financial statements included in the Company's Forms 10-QSB for such fiscal years were approximately $107,100 and $96,900, respectively.

Financial Information Systems Design and Implementation

There were no fees billed for the professional services described in Paragraph
(c)(4)(ii) of Rule 2-01 of Regulation S-X rendered by Semple & Cooper, LLP for the fiscal year ended June 30, 2006.

All Other Fees

Semple & Cooper, LLP billed the Company during fiscal year 2006 and 2005 a total of approximately $11,000 and $10,000, respectively, for tax preparation and tax consulting services. The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant's independence.

Audit Committee Pre-Approval Policies and Procedures

The 2006 and 2005 audit services provided by Semple & Cooper were approved by our Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent accountants and the estimated fees related to these services. During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor. These services and fees must be deemed compatible with the maintenance of the auditor's independence, in compliance with the SEC rules and regulations. Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      ALANCO TECHNOLOGIES, INC.
                                               (Registrant)
                                               /s/ John A. Carlson
                                               John A. Carlson
                                               Chief Financial Officer
Date: September 27, 2006

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

Date:    September 27, 2006

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

Date:    September 27, 2006

/s/ John A. Carlson
---------------------
John A. Carlson
Vice President and Chief Financial Officer

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this annual report of Form 10-KSB (the "Report") for the period ended June 30, 2006 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   September 27, 2006
                                     /s/ Robert R. Kauffman
                                     ----------------------
                                     Robert R. Kauffman
                                     Chief Executive Officer

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


DATE: September 27, 2006                /s/ Robert R. Kauffman
                                        ----------------------
                                        Robert R. Kauffman, CEO,
                                        Chairman of the Board

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

           SIGNATURE                TITLE                         DATE
           ---------                -----                         ----
     /s/Robert R. Kauffman      Director &                  September 27, 2006
     ---------------------      Chief Executive Officer
        Robert R. Kauffman

     /s/James T. Hecker         Director                    September 27, 2006
     ------------------
        James T. Hecker

     /s/Harold S. Carpenter     Director                    September 27, 2006
     ----------------------
        Harold S. Carpenter

     /s/Thomas C. LaVoy         Director                    September 27, 2006
     ------------------
        Thomas C. LaVoy

     /s/Donald E. Anderson      Director                    September 27, 2006
     ---------------------
       Donald E. Anderson

     /s/John A. Carlson         Director &                  September 27, 2006
     ------------------         Chief Financial Officer
        John A. Carlson

     /s/Timothy P.Slifkin       Director                    September 27, 2006
     --------------------
        Timothy P. Slifkin


By /s/ Robert R. Kauffman
       Chairman and Chief Executive Officer








                                 Transfer Agent
                        Computershare Trust Company, Inc.
                          350 Indiana Street, Suite 800
                                Golden, CO 80401
                                  303-262-0600
                                Fax: 303-262-0700