Form 10KSB/A
period 2006-06-30
ALANCO TECHNOLOGIES INC
filed 2006-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



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
                            ============  ============  ============  ============  ============


         Consolidated revenues for fiscal year 2006 were $6,659,600, a decrease of 7.3% when compared to $7,184,200 revenues for fiscal year 2005. Revenue decreased in both the Data Storage and the RFID Technology segments. The decrease in Data Storage segment revenue of $335,200, or 5.3%, resulted from a trend towards lower priced storage products, government redirecting military defense expenditures from computer system support to the war effort and a general reduction in selling prices of data storage products.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


         The RFID Technology segment reported revenues of $631,500, a 23% decrease when compared to $820,900 reported for the previous year. The Company believes the lack of significant sales progress for the RFID Technology segment is due to an extraordinarily complex and lengthy government procurement process that, in some cases, takes several years to complete. The sales process for the TSI PRISM products is protracted because it generally involves four separate phases: 1) product presentation to a state director of corrections, 2) obtaining the state director of correction's agreement to position the product among the top priorities of his budget, 3) competing with other state projects for funding and 4) publishing the RFP (request for proposal) and awarding the contract. RFID segment customers are currently at various phases in the procurement process and we believe that TSI PRISM sales will increase significantly in fiscal 2007 as the funding phase is completed and contracts are awarded.

         Customers are also studying various methods to finance the adoption of RFID technology for their corrections facilities. State governments are considering, in addition to their normal legislative funding, applying for federal grants under programs such as PREA (Prison Rape Elimination Act of 2003), grants awarded from VOIT/TIS funds available under a 1999 program to reduce prison violence administered by the U.S. Department of Justice and grants awarded by the National Institute of Justice. In addition, potential customers are reviewing lease financing options available through one of the largest providers of tax exempt leasing in the United States.

         The Company's gross profit for fiscal year 2006 was $2,301,900 (34.6% of sales), a decrease of $206,800 or 8.2%, when compared to $2,508,700 (34.9% of sales) for the prior year. The Data Storage segment reported gross profit of $2,150,300, a decrease of $51,800, or 2.4%, compared to $2,202,100 gross profit reported for the prior year. Gross margin for fiscal year 2006 for the Data Storage segment was 35.7%, compared to 34.6% reported in the prior year. The decrease in Data Storage gross profit resulted from decreased sales offset by an increase in gross margin resulting from changes in product mix to higher margin products. The RFID Technology segment reported a decrease in gross profit to $151,600, a 50.6% decrease from the $306,600 reported for the prior fiscal year. The decrease was due to both reduced revenues and a reduction in gross margin to 24% from 37.4% reported in the prior year. The reduced gross margin for the RFID segment was due to the minimum sales reported in the current fiscal year which did not adequately cover fixed production costs. We believe that reported gross margin for fiscal 2006 is not reflective of the gross margin percentage anticipated under higher sales levels.


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


         The operating loss for fiscal year ended June 30, 2006 was $4,002,400, a $139,800, or 3.6%, increase when compared to the operating loss for the prior fiscal year of $3,862,600. The increase resulted from increased operating losses in the RFID Technology segment and a reduction in operating income in the Data Storage segment, offset by a decrease in corporate expenses. The RFID Technology segment increased operating losses by approximately $127,000 in fiscal year 2006 compared to the prior year due to reductions in revenue and gross profit without a corresponding reduction in selling, general and administrative expenses. The Data Storage segment reported operating income of $68,700, compared to operating income of $283,800 reported in the fiscal year ended June 30, 2005. The decrease in operating income was due to a reduction in revenues and gross profit while increasing selling, general and administrative expenses to enhance the sales and marketing effort.


         Management believes the key quantitative factors in evaluating the performance of both the RFID Technology and Data Storage segments are the growth in revenues and operating profits. The RFID Technology segment has been in development for a number of years and has reported significant operating losses. The Company believes the RFID Technology segment's operating results will improve as potential customers complete their procurement process (that in some cases have continued for several years) and the tracking and monitoring technology becomes accepted as the standard for prison management. The Company is continuing its efforts to increase revenues and gross profit for the Data Storage segment by adding sales personnel and increasing marketing efforts.

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         The loss from operations for the fiscal year ended June 30, 2006 was $4,009,200, a $218,600 or 5.8%, increase when compared to a loss of $3,790,600 for the prior fiscal year. The increase resulted from increased net interest expense, a reduction in other income and an increase in operating losses previously discussed. Fiscal year 2006 interest expense, net of interest income, was $90,300, compared to net interest expense of $34,700 for the previous year. The increase in net interest expense reflects increased average borrowing and interest rates under the Company's line of credit agreement during fiscal 2006. Other income for the year ended June 30, 2006 was $83,500, compared to $106,700 for the prior year. Other income for the current fiscal year includes $54,200 related to the collection of notes receivable associated with the sale of "net assets held for sale" in a prior year and $30,000 income from the sale of "net assets held for sale" in fiscal year 2006. Fiscal year 2005 included a gain of $89,600 related to the collection of notes receivable associated with the sale of "net assets held for sale" in the prior year and $17,100 of income from the sale of "net assets held for sale."

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

Liquidity and Capital Resources


         At June 30, 2006 the Company's current liabilities exceeded current assets by approximately $7.2 million, resulting in negative working capital and a current ratio of .5 to 1. At June 30, 2005, the Company's current assets exceeded current liabilities by $2.8 million, reflecting a current ratio of 3.1 to 1. The substantial decrease in working capital resulted from an increase of approximately $9.4 million in net current liabilities related to the acquisition of StarTrak Systems, LLC. $5.7 million of the increase, or 41% of total current liabilities, is presented as Deferred stock payment, StarTrak, a liability that relates to the Company's commitment as part of the StarTrak merger agreement to issue, after shareholder approval expected at the next annual meeting of the Company's shareholders, up to 8.2 million shares of the Company's Class A Common Stock. The liability to issue 8.2 million shares is valued at market value on June 30, 2006. In addition, approximately $4.1 million of the increase in net current liabilities is related to current liabilities of StarTrak assumed in excess of current assets. The balance of the increase in net liabilities relates to incurred expenses related to the transaction. Excluding the $5.7 million liability reflecting the obligation to issue 8.2 million shares of the Company's Class A Common Stock after shareholder approval, the Company is still reporting negative working capital of approximately $1.6 million.

         Accounts receivable at June 30, 2006 of $1,760,700 reflects an increase of $669,300 from the $1,091,400 reported as consolidated accounts receivable at the end of fiscal year 2005. $919,700, or 52.2% of the current fiscal year end balance, was acquired in the acquisition of StarTrak Systems, LLC, effective June 30, 2006. Receivables for the Data Storage and RFID Technology segments decreased by $250,300, or 23.3%. Data Storage segment accounts receivable balances at June 30, 2006 amounted to $645,400, a decrease of $182,200, or 22.0%, compared to the previous year. The Data Storage segment accounts receivable balance at June 30, 2006 of $178,300 represented twenty-eight days' sales in receivables compared to $246,400, or thirty-four days, at fiscal year end 2005. The decrease in days' sales is due to higher credit card sales and is not considered a trend towards faster receivable collection. Days' sales for the RFID Technology segment are distorted due to the lack of significant

                  ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

reported sales. In addition, a receivable in the amount of $62,200, representing the final payment for a system installation, was significantly past our normal terms due to a special arrangement whereby the Company was allowed to utilize the site for a research and development project. The project has been completed and the customer is processing the invoice for payment.

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

         Net cash provided by financing activities during fiscal year ended June 30, 2006 amounted to $4,885,600, compared to $2,286,100 for the prior year. Cash provided by financing activities included $3,465,100 and $1,963,500 in proceeds from the sale of common stock, net of additional shares listing fees of $44,100 and $38,300, for fiscal years ended June 30, 2006 and 2005, respectively. Advances on borrowings amounted to $1,993,500 compared to $329,500 for the previous year. Cash repayments of borrowing and capital leases during the year amounted to $573,000, compared to $6,900 during the prior fiscal year.

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

         Considering the negative working capital position the Company reported at year end and the projected cash requirements to fund operations, management estimates that the year end cash balance of $1,155,000 would only be adequate to meet cash requirements for approximately a three-month period. To address the working capital deficiency, the Company completed several transactions subsequent to year end including a debt financing that raised $1.3 million and the sale of units consisting of Series A Convertible Preferred Stock and warrants that provided an additional $410,400. In addition, the Company entered into negotiations with an institutional investor for a $4 million debt financing to be used to repay short-term borrowing and provide working capital. The debt financing was expected to be completed by September 30, 2006.

         Although management cannot assure that the debt financing currently being negotiated will be completed in a timely manner, if ever, or that shareholder approval will be obtained to issue the shares related to the StarTrak merger, or that future operations will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, the additional capital raised subsequent to June 30, 2006 and the term loan currently being negotiated will provide adequate capital resources to maintain operations for the next year. However, if shareholder approval is not obtained for the issuance of shares in payment of the Deferred stock payment, StarTrak (valued at approximately $5.7 million) and the Company is required to pay the obligation in cash, or if additional working capital is required and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. As previously discussed, the Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company's independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2006.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE:  NONE

ITEM 8A.  CONTROL AND PROCEDURES

         ITEM 8A.  CONTROL AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports it files under the Act, is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms and that information required to be disclosed by the Company is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. Based on various evaluations of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required periods.


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


         The Chief Executive and Chief Financial Officers have determined there have been no changes in the Company's internal control that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, internal controls over financial reporting.


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


                                INDIVIDUAL GRANTS

                 Number of
                Securities
                Underlying % of Total  Exercise
                  Option    Options     Price      Grant       Expiration
         Name     Grante    Granted     ($/Sh)      Date          Date

Robert Kauffman   400,000    5.25%      $0.81     9/13/2005     9/13/2015
Robert Kauffman    40,000    0.52%      $0.46    11/16/2005     11/16/2015
Robert Kauffman   500,000    6.56%      $0.73     6/30/2006     6/30/2011
John Carlson      200,000    2.62%      $0.81     9/13/2005     9/13/2015
John Carlson      100,000    1.31%      $0.46    11/16/2005     11/16/2015
John Carlson       20,000    0.26%      $0.46    11/16/2005     11/16/2015
John Carlson      250,000    3.28%      $0.73     6/30/2006     6/30/2011
Harold Carpenter   80,000    1.05%      $0.81     9/13/2005     9/13/2015
Harold Carpenter  100,000    1.31%      $0.73     6/30/2006     6/30/2011
James Hecker       80,000    1.05%      $0.81     9/13/2005     9/13/2015
James Hecker      100,000    1.31%      $0.73     6/30/2006     6/30/2011
Thomas LaVoy       80,000    1.05%      $0.81     9/13/2005     9/13/2015
Thomas LaVoy       40,000    0.52%      $0.46    11/16/2005     11/16/2015
Thomas LaVoy      100,000    1.31%      $0.73     6/30/2006     6/30/2011
Donald Anderson    80,000    1.05%      $0.81     9/13/2005     9/13/2015
Donald Anderson   100,000    1.31%      $0.73     6/30/2006     6/30/2011
Greg Oester       100,000    1.31%      $0.81     2/16/2005     2/16/2015
Greg Oester        20,000    0.26%      $0.46    11/16/2005     11/16/2015
Timothy Slifkin 1,000,000   13.12%      $0.73     6/30/2006      6/30/2011
Thomas Robinson 1,000,000   13.12%      $0.73     6/30/2006      6/30/2011
Other Employees 3,230,000   42.39% $0.50 - $1.00   Various         (1)
                ------------------
Total           7,620,000  100.00%
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