Form 10QSB
period 2006-09-30
ALANCO TECHNOLOGIES INC
filed 2006-11-20
CIK 98618

ALANCO TECHNOLOGIES, INC.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


        X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      ----
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      ----
          For the transition period from _____________ to ____________

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

              15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260
              ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (480) 607-1010
                                 --------------
                           (Issuer's telephone number)
                ----------------------------------------------
                (Former name, former address and former fiscal
                     year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2006 there were 15,475,000 shares, net of treasury shares, of common stock outstanding.

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

                            ALANCO TECHNOLOGIES, INC.


                                      INDEX

                                                                    Page Number

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
                September 30, 2006 (Unaudited) and June 30, 2006...........3

            Condensed Consolidated Statements of Operations (Unaudited)
                For the three months ended September 30, 2006 and 2005.....4

            Consolidated Statement of Changes in Shareholders'Equity
               (Unaudited) for the three months ended September 30, 2006...5

            Condensed Consolidated Statements of Cash Flows (Unaudited)
                For the three months ended September 30, 2006 and 2005.....6

   Notes to Condensed Consolidated Financial Statements
            (Unaudited)....................................................8
            Note A - Basis of Presentation and Recent Accounting
            Pronouncements
            Note B - Stock-Based Compensation
            Note C - Inventories
            Note D - Contracts in Process
            Note E - Intangible Assets
            Note F - Deferred Revenue
            Note G - Loss per Share
            Note H - Equity
            Note I - Industry Segment Data
            Note J - Sale of Arraid, Inc.
            Note K - Related Party Transactions
            Note L - Line of Credit and Term Loan
            Note M - Litigation
            Note N - Subsequent Events
            Note O - Liquidity

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................16

   Item 3.  Controls and Procedures...... ................................21

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................21

   Item 2.  Changes in Securities.........................................21

   Item 6.  Exhibits......................................................22

                            ALANCO TECHNOLOGIES, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 30, 2006 AND JUNE 30, 2006
                                                   Sept 30, 2006 June 30, 2006
                                                   ------------  ------------
ASSETS                                             (Unaudited)
CURRENT ASSETS
     Cash and Cash Equivalents                     $  3,731,900  $  1,155,500
     Accounts receivable, net                         2,865,800     1,760,700
     Notes receivable, current                           29,600        31,600
     Cost and estimated earnings in excess of
        billings                                         97,600          -
     Inventories, net                                 2,784,900     3,143,900
     Prepaid expenses and other current assets          496,700       556,600
                                                   ------------  ------------
           Total current assets                      10,006,500     6,648,300
                                                   ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET                      184,300       202,300
                                                   ------------  ------------

OTHER ASSETS
     Goodwill                                        17,885,100    17,875,100
     Other intangible assets, net                     2,678,200     2,881,200
     Net assets held for sale                            13,900        28,200
     Deferred Financing Costs and Other Assets          629,000        49,400
                                                   ------------  ------------
           Total other assets                        21,206,200    20,833,900
                                                   ------------  ------------
TOTAL ASSETS                                       $ 31,397,000 $  27,684,500
                                                   ============  ============

LIABILITIES AND EQUITY
CURRENT LIABILITIES
     Notes payable, current                        $  1,586,600 $     875,300
     Credit Line                                      1,509,600     1,000,000
     Accounts payable and accrued expenses            4,495,400     5,066,200
     Billings in excess of cost and
        estimated earnings on uncompleted contracts       -            43,500
     Deferred stock payment, StarTrak                 5,715,400     5,715,400
     Customer advances                                  659,300     1,001,100
     Deferred revenue, current                          597,700       126,000
                                                   ------------  ------------
          Total Current Liabilities                  14,564,000    13,827,500
                                                   ------------  ------------

LONG TERM LIABILITIES
     Notes payable, long term                         5,701,600     2,679,100
     Deferred revenue - long term                        34,800         -
                                                   ------------  ------------
           Total Long-term liabilities                5,736,400     2,679,100
                                                   ------------  ------------
TOTAL LIABILITIES                                    20,300,400    16,506,600
                                                   ------------  ------------

     Preferred Stock - Series B Convertible -
        500,000 shares authorized,76,900 and 75,000
        issued and outstanding, respectively            756,200       737,500
                                                   ------------  ------------

SHAREHOLDERS' EQUITY
     Preferred Stock - Series A Convertible
           5,000,000 shares authorized, 3,549,000
              and 3,122,900  shares issued and
              outstanding, respectively               4,613,700     3,925,200
     Common Stock
           Class A - 75,000,000 shares authorized,
              15,475,000 and 15,261,000 shares, net
              of 200,000 treasury shares,
              outstanding, respectively              78,916,700    78,470,200
     Accumulated deficit                            (73,190,000)  (71,955,000)
                                                   ------------  ------------
           Total shareholders' equity                10,340,400    10,440,400
                                                   ------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 31,397,000 $  27,684,500
                                                   ============  ============

  See accompanying notes to the condensed consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Unaudited)

                                                       2006          2005
                                                   ------------  ------------
NET SALES                                          $  5,134,900  $  1,601,600

     Cost of goods sold                               3,336,400     1,056,700
                                                   ------------  ------------

GROSS PROFIT                                          1,798,500       544,900

     Selling, general and administrative expense      2,671,400     1,597,100
                                                   ------------  ------------

OPERATING LOSS                                         (872,900)   (1,052,200)

OTHER INCOME & EXPENSES
     Interest expense, net                              (86,100)      (20,500)
     Other income, net                                   21,900         8,400
                                                   ------------  ------------

NET LOSS                                               (937,100)   (1,064,300)

     Preferred stock dividends - in kind               (297,900)     (265,700)
                                                   ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $ (1,235,000) $ (1,330,000)
                                                   ============  ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $      (0.08) $      (0.12)
                                                   ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           15,675,000    10,766,200
                                                   ============  ============

  See accompanying notes to the condensed consolidated financial statements

                                                ALANCO TECHNOLOGIES, INC.


                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (unaudited)

                                                                SERIES A
                                       COMMON STOCK          PREFERRED STOCK         TREASURY STOCK        ACCUMULATED
                                    SHARES      AMOUNT      SHARES      AMOUNT      SHARES    AMOUNT         DEFICIT       TOTAL
                                -----------------------  -----------------------   -------------------   -------------- -----------

Balances, June 30, 2006         15,461,000 $ 78,845,300   3,122,900  $ 3,925,200   200,000  $ (375,100) $ (71,955,000) $10,440,400


  Shares issued for services         4,000        5,500       -            -         -           -              -            5,500
  Shares issued for loan fees      210,000      267,500       -            -         -           -              -          267,500
  Value of warrants issued for
    loan fees                        -          119,400       -            -         -           -              -          119,400
  Value of stock based
    compensation                     -           54,100       -            -         -           -              -           54,100
  Offering, net of expenses          -            -         240,000      409,300     -           -              -          409,300
  Preferred dividends,
    paid in kind - A                 -            -         186,100      279,200     -           -              -         (279,200)
  Preferred dividends,
    paid in kind - B                 -            -           -            -         -           -            (18,700)     (18,700)
  Net loss                           -            -           -            -         -           -           (937,100)    (937,100)
                                ----------  -----------   ---------   ----------  --------  ----------- -------------  ------------

Balances, September 30, 2006    15,675,000 $ 79,291,800   3,549,000  $ 4,613,700   200,000  $ (375,100) $ (73,190,000)$ 10,340,400
                                ==========  ===========   =========  ===========  ========   ========== ============= ============

                               See accompanying notes to the condensed consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             (Unaudited)
                                                       2006           2005
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                         $   (937,100) $ (1,064,300)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                       242,400        92,500
    Stock-based compensation                             54,100         -
    Gain on Sale - Data Storage Assets                  (18,300)        -
    Income from assets held for sale                     (3,600)       (8,400)
  Changes in:
    Accounts receivable, net                         (1,105,100)      (39,400)
    Inventories, net                                    359,000      (361,700)
    Costs in excess of billings and estimated
      earnings on uncompleted contracts                 (97,600)        -
    Prepaid expenses and other current assets            59,900       (29,300)
    Accounts payable and accrued expenses              (570,800)      300,700
    Deferred revenue                                    506,500       (45,100)
    Billings and estimated earnings in excess of
      costs on uncompleted contracts                    (43,500)       (1,200)
    Customer Advances                                  (341,800)             -
    Net assets of disposed operations                  (428,000)
    Other assets                                       (192,700)        2,800
                                                   ------------  ------------
    Net cash used in operating activities            (2,516,600)   (1,153,400)
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash from assets sold                           467,400        23,600
    Net cash forfeited in sale                           (2,400)
    Collection of notes receivable, net                   2,000        51,900
    Purchase of property, plant and equipment           (18,100)      (49,800)
    Patent renewal and other                             (8,600)        -
                                                   ------------  ------------
    Net cash provided by investing activities           440,300        25,700
                                                   ------------  ------------

  See accompanying notes to the condensed consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Continued)

                                                       2006         2005
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (repayments) advances on line of credit    $   (490,400) $    170,500
    Proceeds from notes payable                       5,072,500          -
    Repayment on notes payable                         (338,700)         -
    Proceeds from sale of Equity Instruments            409,300       571,100
                                                   ------------  ------------
    Net cash provided by financing  activities        4,652,700       741,600
                                                   ------------  ------------

NET INCREASE (DECREASE) IN CASH                       2,576,400      (386,100)

CASH AND CASH EQUIVALENTS, beginning of period        1,155,500       737,300
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS, end of period           $  3,731,900  $    351,200
                                                   ============  ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

    Net cash paid during the period for interest   $     57,700  $     20,500
                                                   ============  ============

    Non-Cash Activities:
       Value of stocks and warrants issued for
          services and prepayments                 $    392,400  $     51,100
                                                   ============  ============
       Valuation adjustment                        $      -      $    (45,700)
                                                   ============  ============
       Series B preferred stock dividend,
          paid in kind                             $     18,700  $     16,900
                                                   ============  ============
       Series A preferred stock dividend,
          paid in kind                             $    279,200  $    248,800
                                                   ============  ============

 See accompanying notes to the condensed consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006

Note A - Basis of Presentation and Recent Accounting Pronouncements

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), operates in three business segments: Data Storage, Wireless Asset Management and RFID Technology.

         The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2006, Annual Report filed on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

         The Company announced on October 16, 2006 that the Board of Directors had elected to effect a 2 for 5 reverse stock split effective October 16, 2006, when the Company's common stock began trading on a post split-adjusted basis under the interim trading symbol "ALAND" for a period of 20 days, after which the Company's trading symbol will return to "ALAN." The Company had previously received authority from its shareholders to effect a reverse split at a ratio within a specified range, if and as determined by the Board of Directors, in order to maintain its Nasdaq listing.

         As a result of the reverse split, each five shares of the Company's Class A Common Stock outstanding at the time of the reverse split will be automatically reclassified and changed into two shares of common stock, and the total number of common shares outstanding will be reduced from approximately
38.7 million shares to approximately 15.5 million shares post-split. No fractional shares will be issued in connection with the reverse stock split and, upon surrender of their stock certificates; shareholders will receive cash in lieu of the fractional shares to which they would otherwise be entitled. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Condensed Consolidated Financial Statements, the Notes to the Condensed Consolidated Financial Statements and the loss per share for all periods presented to reflect the reverse stock split.

         The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation expense for all stock-based compensation awards granted during the quarter, or granted in a prior quarter if not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting

                           ALANCO TECHNOLOGIES, INC.

for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after July, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

         The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
    o Expected term is determined using a weighted average of the contractual term and vesting period of the award;

    o Expected volatility of award grants made under the Company's plans is measured using the historical daily changes in the market price of the Company's common stock over the expected term of the award;

    o Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

    o Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

         Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO 25"). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in their adoption of SFAS 123R.

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans in the three months ended September 30, 2005. For purposes of pro forma disclosures, the value of the options granted during the period is estimated using the Black-Scholes option-pricing formula and expensed in the period of grant whether or not the options were vested. The following pro forma information sets forth the net loss and net loss per share assuming that the Company had used the SFAS 123 fair value method in accounting for stock options during the three months ended September 30, 2005:
                                                               3 months ended
                                                             September 30, 2005
                                                             ------------------

Net loss, as reported                                          $   (1,330,000)

Add: Stock-based employee compensation expense included in
     reported income                                                    -
Deduct: Total stock-based employee compensation expense
    determined under fair value based methods, net
    of related tax effects                                           (358,900)
                                                               --------------
Pro Forma net loss                                             $   (1,668,900)
                                                               --------------
Net loss per common share, basic and diluted
         As reported                                           $        (0.12)
                                                               --------------
         Pro forma                                             $        (0.16)
                                                               --------------

         Long-lived assets and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Recent Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board (FASB) issued a standard that addresses accounting for income taxes: FIN 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying an audit sustainability standard of "more likely than not" related to the

                            ALANCO TECHNOLOGIES, INC.

recognition and de-recognition of tax positions. The new guidance will be effective for the Company in fiscal 2008. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our consolidated financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108 "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the "rollover" method (which primarily focuses on the income statement impact of misstatements) and the "iron curtain" method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be reconsidered using both the rollover and iron curtain methods. The Company is currently evaluating the impact of adopting SAB 108, but we do not expect this Statement to have a material impact on our consolidated financial statements.

         In September 2006, the FASB issued SFAS 157, which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for the Company in July 2008. The Company is currently evaluating the impact of this Statement on our consolidated financial statements, but we do not expect SFAS 157 to have a material effect.

Note B - Stock-Based Compensation

         The Company has several employee stock options and officer and director stock option plans that have been approved by the shareholders of the Company. The plans require that options be granted at a price not less than market on date of grant and are more fully discussed in Form 10-KSB for the year ended June 30, 2006.

         The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

                                                             Awards Prior to
                                                              July 1, 2006
                                                             ---------------
              Dividend yield                                        0%
              Expected volatility                                 27%-80%
              Weighted-average volatility                          43.1%
              Risk-free interest rate                            3%-4 1/2%
              Expected life of options (in years)                  5-10
              Weighted average grant-date fair value               $0.61

         Assumptions for awards of options granted during the quarter ended September 30, 2006 were:

                                                               Awards Granted
                                                               Three months
                                                                  ended
                                                             September 30, 2006
                                                             ------------------
              Dividend yield                                        0%
              Expected volatility                                   80%
              Weighted-average volatility                           80%
              Risk-free interest rate                             4 1/2%
              Expected life of options (in years)                3.2 - 3.4
              Weighted average grant-date fair value               $0.71

                            ALANCO TECHNOLOGIES, INC.

         The following table summarizes the Company's stock option activity during the first three months of fiscal 2007:

                                                               Weighted     Average
                                             Weighted Average  Remaining   Aggregate    Aggregate
                                  Shares      Exercise Price  Contractual    Fair       Intrinsic
                                                Per Share        Term (1)    Value        Value(2)
                               ------------  ---------------  ----------- -----------  ----------

Outstanding July 1, 2006          5,721,000       $1.98          5.82     $3,597,300         -
  Granted                           220,000       $1.38          4.75        125,000         -
  Exercised                         -              -             -             -             -
  Forfeited or expired              (25,400)      $2.44          -           (16,500)
                               ------------  ---------------  ----------- -----------  ----------
Outstanding September 30, 2006    5,915,600       $1.95          5.59     $3,705,800     $239,200
                               ============  ===============  =========== ===========  ==========
Exercisable September 30, 2006    4,767,200       $2.00          5.79     $3,027,400     $239,200
                               ============  ===============  =========== ===========  ==========

 (1)  Remaining contractual term presented in years.
 (2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's comon stock as of September 30, 2006, for those awards that have an exercise price currently below the closing price as of September 30, 2006 of $1.30.

Note C - Inventories

         Inventories are recorded at the lower of cost or market. The composition of Inventories as of September 30, 2006 and June 30, 2006 are summarized as follows:

                                                   September 30,   June 30,
                                                       2006          2006
                                                   ------------  ------------
                                                   (unaudited)
Raw materials and purchased parts                  $  3,095,200  $  3,251,000
Work-in-progress                                          -            98,100
Finished goods                                           12,100       198,700
                                                   ------------  ------------
                                                      3,107,300     3,547,800
Less reserves for obsolescence                         (322,400)     (403,900)
                                                  -------------  ------------
                                                   $  2,784,900  $  3,143,900
                                                   ============  ============


Note D - Contracts In Process

         Costs incurred, estimated earnings and billings in the RFID Technology segment, related to contracts for the installation of TSI PRISM system in process at September 30, 2006 and June 30, 2006 consist of the following:

                                                   September 30,   June 30,
                                                       2006         2006
                                                   ------------  ------------
                                                    (unaudited)
Costs incurred on uncompleted contracts            $    240,600  $     97,100
Estimated gross profit earned to date                    17,500        19,900
                                                   ------------  ------------
Revenue earned to date                                  258,100       117,000
Less: Billings to date                                 (160,500)     (160,500)
                                                   ------------  ------------
Costs and estimated earnings/(billings) in
     in excess of billings/(costs and
     estimated earnings)                           $     97,600  $    (43,500)
                                                   ============  ============

                            ALANCO TECHNOLOGIES, INC.

Note E - Intangible Assets

         The Company acquired StarTrak Systems, LLC effective June 30, 2006 in a transaction valued at $15,060,700. The Company engaged an independent consultant for valuation services related to FASB 141 required disclosure of the allocation of the purchase price paid to the assets acquired and liabilities assumed by balance sheet caption, but had not received the consultant's report prior to filing of the Form 10-KSB for the year ended June 30, 2006. The report has been received and the following is a summary of other intangible assets of both the RFID Technology and Wireless Asset Management segments at June 30, 2006 and September 30, 2006.

                                Amortization     Gross                      Net Other
                                   Periods      Carrying     Accumulated   Intangible
                                 (in years)      Values      Amortization    Assets
                                ------------   ----------    ------------  ----------
As of June 30, 2006
    Patents License                  3         $    51,900  $   (51,900) $     -
    Manufacturing License            6             500,000     (340,200)     159,800
    Technology and Software
         Development                5-6          1,842,000     (490,000)   1,352,000
    Customer Base and Backlog     Various        1,300,000        -        1,300,000
    Technology License               5              90,000      (20,500)      69,500
                                               -----------  -----------  -----------
                                               $ 3,783,900  $  (902,600) $ 2,881,200
                                               ===========  ===========  ===========
As of September 30, 2006
    Patents License                  3         $    55,900  $   (51,900) $     4,000
    Manufacturing License            6             500,000     (361,000)     139,000
    Technology and Software
         Development                5-6          1,842,000     (571,800)   1,270,200
    Customer Base and Backlog     Various        1,300,000     (100,000)   1,200,000
    Technology License               5              90,000      (25,000)      65,000
                                               -----------  -----------  -----------
                                               $ 3,787,900  $(1,109,700) $ 2,678,200
                                               ===========  ===========  ===========

The amortization expense for aggregate other intangible assets for the fiscal quarters ended September 30, 2006 and 2005 were $207,100 and $55,400, respectively.

The following table summarizes the estimated amortization charges related to other intangible assets as of June 30, 2006:

                     June 30th                     Amount
                     ---------                  -----------
                       2007                     $  818,400
                       2008                        501,100
                       2009                        425,100
                       2010                        347,600
                                                ----------
                                                $2,092,200
                                                ==========

                            ALANCO TECHNOLOGIES, INC.

Note F - Deferred Revenue

         Deferred Revenues at September 30, 2006 and June 30, 2006 consist of the following:

                                                   September 30,   June 30,
                                                       2006          2006
                                                   ------------  ------------
                                                   (unaudited)
Extended warranty revenue                          $    632,500  $    126,000
Less - current portion                                 (597,700)     (126,000)
                                                   ------------  ------------
Deferred revenue - long term                       $     34,800  $     -
                                                   ============  ============



Note G - Loss Per Share

         Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2006 there were 1,375,000 potentially dilutive securities outstanding.

Note H - Equity

         During the three months ended September 30, 2006, the Company issued a total of 214,000 shares of the Company's Class A Common Stock. Included were 4,000 shares issued for services valued at $5,500, and 210,000 shares issued as financing costs in conjunction with a $4 million term loan transaction valued at fair market value on date of issue at $267,500, net of a $5,000 payment made by the lender. Warrants to purchase 283,500 shares of the Company's Class A Common Stock at a strike price of $1.80 (valued at $119,400) were also issued in conjunction with the term loan. The net value of stock and warrants issued in conjunction with the term loan has been recorded and will be amortized over the loan period as interest expense.

         The value of employee stock-based compensation recognized for the current quarter amounted to $54,100. The Company initiated the expensing of stock-based compensation on July 1, 2006. See Note A - Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

         The Company completed an offering of 240,000 units consisting of one share of Series A Preferred Stock and a warrant to purchase 1.2 shares of the Company's Class A Common Stock at a strike price of $1.50 per share. The units were sold for $1.71 each and generated $409,300, net of expenses. 180,000 units were purchase by directors and officers of the Company including 60,000 units purchased by Robert R. Kauffman, director and CEO, Harold S. Carpenter, director, and Donald E. Anderson, director. The remaining 60,000 units were sold to non-related third parties.

         The Company declared and paid dividends-in-kind on the Company's preferred shares through the issuance of 186,100 shares of Series A Preferred Stock valued at $279,200 and 1,870 shares of Series B Preferred Stock valued at $18,700. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2006.

                            ALANCO TECHNOLOGIES, INC.

Note I - Industry Segment Data
         Information concerning operations by industry segment follows (unaudited):

                              Industry Segment Data
                         Three Months ended September 30,
                                                       2006          2005
                                                   ------------  ------------
Revenue
     Data Storage                                  $    858,300   $ 1,464,600
     Wireless Asset Management                        4,039,900        n/a
     RFID Technology                                    236,700       137,000
                                                   ------------  ------------
  Total Revenue                                    $  5,134,900   $ 1,601,600
                                                   ============  ============

Gross Profit
     Data Storage                                  $    213,600   $   510,000
     Wireless Asset Management                        1,535,000         n/a
     RFID Technology                                     49,900        34,900
                                                   ------------  ------------
  Total Gross Profit                               $  1,798,500   $   544,900
                                                   ------------  ------------

Gross Margin
     Data Storage                                          24.9%         34.8%
                                                   ------------  ------------
     Wireless Asset Management                             38.0%          n/a
                                                   ------------  ------------
     RFID Technology                                       21.1%         25.5%
                                                   ------------  ------------
     Overall Gross Margin                                  35.0%         34.0%
                                                   ------------  ------------

Selling, General and Administrative Expense
     Data Storage                                  $    455,200   $   562,100
     Wireless Asset Management                        1,344,800          n/a
     RFID Technology                                    507,700       673,300
                                                   ------------  ------------
  Total Segment Operating Expense                  $  2,307,700   $ 1,235,400
                                                   ------------  ------------

Operating Profit (Loss)
     Data Storage                                  $   (241,600) $    (52,100)
     Wireless Asset Management                          190,200         n/a
     RFID Technology                                   (457,800)     (638,400)
     Corporate Expense, net                            (363,700)     (361,700)
                                                   ------------  ------------
  Operating Loss                                   $   (872,900) $  1,052,200)
                                                   ============  ============

Depreciation and Amortization
     Data Storage                                  $      5,900  $      6,100
     Wireless Asset Management                          161,400          n/a
     RFID Technology                                     74,400        85,500
     Corporate                                              700           900
                                                   ------------  ------------
  Total Depreciation and Amortization              $    242,400  $     92,500
                                                   ============  ============

                                                   September 30,    June 30,
Accounts Receivable                                    2006           2006
                                                   ------------  ------------
     Data Storage                                  $    275,600  $    645,400
     Wireless Asset Management                        2,265,400       919,700
     RFID Technology                                    265,700       178,300
     Corporate                                           59,100        17,300
                                                   ------------  ------------
    Total                                          $  2,865,800  $  1,760,700
                                                   ============  ============

Inventories
     Data Storage                                  $    969,500  $  1,317,500
     Wireless Asset Management                          800,800       885,900
     RFID Technology                                  1,014,600       940,500
                                                   ------------  ------------
    Total                                          $  2,784,900  $  3,143,900
                                                   ============  ============

                            ALANCO TECHNOLOGIES, INC.

Note J -  Sale of Arraid, Inc.

         The Company sold its wholly owned subsidiary, Arraid, Inc., an Arizona corporation ("Arraid") located in Phoenix, Arizona, to a trust controlled by a director of the Company, for cash of $456,400. Arraid was one of two subsidiaries that comprise the Company's Data Storage business segment. The transaction was effective September 1, 2006.

Note K - Related Party Transactions

         The Company has a $2.0 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2006, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors. See Note H - Equity for discussion of units sold consisting of one share of Series A Preferred Stock and warrants to purchase 1.2 shares of the Company's Class A Common Stock for a strike price of $1.50 per share. The units were purchased by a group of investors that included Robert R. Kauffman, CEO and Company director, Harold S. Carpenter, Company director, and Donald E. Anderson, Company director.

         During the quarter, the Company sold its wholly owned subsidiary, Arraid, Inc., to a trust controlled by Donald E. Anderson, a director of the Company, for cash of approximately $456,400. The transaction was completed in conformance with a fairness opinion letter received by the Company. (See Note J above for additional discussion on the Sale of Arraid.)

Note L - Line of Credit and Term Loan

         At September 30, 2006, the Company had an outstanding balance under the line of credit agreement of $1,509,600. The balance is under a $2.0 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and last modified in June 2006. Under the Agreement, the Company must maintain a minimum balance due under the line of at least $1.5 million through the July 1, 2007 expiration date. Under the Agreement, the lender has the unilateral right to reduce the line of credit Agreement to $1.5 million, at which time the minimum outstanding balance under the Agreement reduces from $1.5 to $1.0 million. At September 30, 2006, the Company had $490,400 available under the line of credit agreement.

         The Company completed a $4 million term loan financing on September 28, 2006 with ComVest Capital LLC, to be used to repay short-term notes and provide working capital to fund operations. Provisions for the four-year loan include interest only payments for the first year with the loan balance amortized over the remaining three-year period. The loan bears interest at prime plus two and one-half percent per annum, matures in September 2010 and is secured by the Company assets. Closing fees and expenses related to the transaction paid in cash, common stock and warrants amounted to $532,800. The costs will be amortized over the term of the loan. The loan transaction was reported via Form 8-K filed on October 3, 2006, including the applicable loan documents.

Note M - Litigation

         The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The Company is also the plaintiff in a lawsuit arising out of Carolina Casualty Insurance Company's ("Carolina") failure to pay a claim regarding the TSIN litigation, that the Company made pursuant to its Directors and Officers Insurance Policy issued by Carolina, and is a defendant in litigation against the Company by Arraid Property L.L.C. alleging breach of lease and seeking monetary damages. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2006.

                            ALANCO TECHNOLOGIES, INC.

Note N - Subsequent Events

         The Company announced on October 16, 2006 that the Board of Directors had elected to effect a 2 for 5 reverse stock split effective October 16, 2006, when the Company's common stock began trading on a post split-adjusted basis under the interim trading symbol "ALAND" for a period of 20 days, after which the Company's trading symbol will return to "ALAN." The Company had previously received authority from its shareholders to effect a reverse split at a ratio within a specified range, if and as determined by the Board of Directors, in order to maintain its Nasdaq listing.

         As a result of the reverse split, each five shares of the Company's Class A Common Stock outstanding at the time of the reverse split will be automatically reclassified and changed into two shares of common stock, and the total number of common shares outstanding will be reduced from approximately
38.7 million shares to approximately 15.5 million shares post-split. No fractional shares will be issued in connection with the reverse stock split and, upon surrender of their stock certificates; shareholders will receive cash in lieu of the fractional shares to which they would otherwise be entitled. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Condensed Consolidated Financial Statements, the Notes to the Condensed Consolidated Financial Statements and the loss per share for all periods presented to reflect the reverse stock split.

         On November 2, 2006, the Company received notification from Nasdaq stock market that it was in full compliance with all requirements for continued listing on the Nasdaq Capital Market. The Company had previously received a staff determination letter from Nasdaq indicating that the Company failed to comply with the minimum $1.00 per share bid price requirement for continued listing.

Note O - Liquidity

         Through September 30, 2006, the Company had sustained recurring losses from operations, and as of September 30, 2006, the Company has a deficit working capital position. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2007, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. As a result, the Company's independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2006. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                            ALANCO TECHNOLOGIES, INC.

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

General

         Information on industry segments is incorporated by reference from Note I - Segment Reporting to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, inventory valuations, carrying value of goodwill and intangible assets, estimated profit on uncompleted contracts in process, stock-based compensation, income and expense recognition, income taxes, ongoing litigation, and commitments and contingencies. Our estimates are based upon historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

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

         Revenue recognition - The Company recognizes revenue from the Data Storage and Wireless Asset Management segments, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided. Revenue from material long-term contracts (in excess of $250,000 and over a 90-day completion period) in all business segments are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined.

         Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract is known, the entire amount of the estimated ultimate loss is accrued.

         Long-lived assets and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Results of Operations

(A)      Three months ended 09/30/06 versus 09/30/05
Sales
         Consolidated sales for the quarter ended September 30, 2006 were $5,134,900, an increase of $3,533,300, or 220.6%, when compared to $1,601,600 for the comparable quarter of the prior year. The sales increase resulted from the $4,039,900 of added sales reported by the Wireless Asset Management segment, acquired effective June 30, 2006. Revenues from the RFID Technology segment for the quarter increased by $99,700, or 72.8% due to product shipped to a current installation.

                            ALANCO TECHNOLOGIES, INC.

         Sales for the Data Storage segment decreased to $858,300, a decrease of $606,300 or 41.4%, from $1,464,600 reported in the quarter ended September 30, 2005. Effective September 1, 2006, the Company sold Arraid, Inc., an Arizona corporation, ("Arraid"), one of two companies that make up the Data Storage segment. 33% of the decrease in Data Storage sales resulted from a decrease in Arraid sales, a decrease of $117,000 prior to the effective sale date of September 1, 2006 and $81,000 reported by Arraid in September 2005 without a corresponding sales number for September 2006. The balance of the Data Storage decrease, or $408,300, was due to competitive pressures experienced by Excel/Meridian Data, Inc., the remaining entity in the Data Storage segment, for certain storage products and postponement of data storage purchases by both government and private customers. We do not expect the sales decreases for the remaining Data Storage company to continue as orders for data storage products recorded for October 2006 reflected an increase compared to orders recorded in October of the prior year.

Gross Profit and Operating Expenses
         Gross profit reported for the quarter amounted to $1,798,500, an increase of $1,253,600, or 230%, when compared to $544,900 reported for the same quarter of the prior year. The increase was all due to the acquisition of the Wireless Asset Management segment that reported gross profit of $1,535,000. Excluding the Wireless Asset Management segment, gross profit fell by $281,400, or 51.6%. The Data Storage segment accounted for the decrease by reporting a $296,400 decrease in gross profits. The decrease was due to the decrease in reported sales and reduced gross margins from 34.8% in the quarter ended September 30, 2005 to 24.9% for the current quarter. Approximately $85,000 of the gross margin decrease resulted from lower margins with the remaining decrease due to the decrease in reported sales. Arraid historically had the highest margins in the Data Storage segment while accounting for only approximately 20% of revenue. The sale of Arraid will reduce Data Storage sales by approximately 20% and have a material effect on gross margins, reducing the Data Storage gross margins to the range of 22% to 27%.

         RFID Technology segment reported gross profit of $49,900, an increase of 43%, compared to the $34,900 reported for the quarter ended September 30, 2005. Gross margins fell to 21.1% in the current quarter compared to 25.5% reported in the comparable prior year quarter. The decrease in gross margin for the RFID Technology segment resulted from material requirements in excess of projections for current installations.

         Selling, general and administrative ("SG&A") expenses, excluding corporate expenses, for the current quarter increased to $2,307,700, an increase of $1,072,300, or 87%, when compared to $1,235,400 reported in the comparable quarter of fiscal year 2005. The increase was due to the newly acquired Wireless Asset Management segment which added $1,344,800 in SG&A expenses for the current quarter. Excluding the Wireless Asset Management segment, SG&A expense decreased by $272,500 or 22.1%. Data Storage segment expenses decreased by $106,900 or 19%, and the RFID Technology segment decreased by $165,600 or 24.6%. The Data Storage segment decrease resulted from the sale of Arraid, which reduced expenses by approximately $50,000 per month, and reduced sales commission expense for the quarter. The reduction in RFID Technology segment SG&A expense was due to approximately $100,000 of engineering development costs related to new technology products that was deferred pursuant to FAS No. 86 and reduced marketing expenses.

Operating Loss
         The Operating Loss for the quarter was ($ 872,900) compared to an operating loss of ($1,052,200) for the same quarter of the prior year, a decrease of $179,300, or 17.0%. The decreased Operating Loss resulted from a $190,200 in operating profit contributed by the Wireless Asset Management segment. The RFID Technology segment decreased its operating loss to ($457,800), a decrease of $180,600, or 28.3%, when compared to the Operating Loss reported in the same quarter of the prior year of ($638,400). The Data Storage segment reported an operating loss of ($241,600), compared to an Operating Loss of ($52,100) reported in the comparable quarter of the prior year.

Net Loss
         Net interest expense for the quarter amounted to $86,100 compared to interest expense of $20,500 for the same quarter in the prior year. The interest expense increase resulted primarily from increases in the prime rate and an

                            ALANCO TECHNOLOGIES, INC.

increase in the minimum borrowing limit of our credit line. Other Income increased to $21,900 from $8,400 reported for the comparable quarter of the prior year. The increase in other income resulted from a gain on the sale of Arraid of approximately $18,000. The net interest expense and other income resulted in a Net Loss of ($937,100), an 11.9% decrease from the ($1,064,300) reported for the quarter ended September 30, 2005.

(Loss) Earnings before Dividends, Interest, Depreciation & Amortization (EBITDA) The Company believes that (loss) earnings before net interest income, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statements data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2007 fiscal year first quarter represents a loss of ($608,600) compared to a loss of ($951,300) for the same quarter of the prior fiscal year, a 36% decrease. A reconciliation of EBITDA to Net Loss for the quarter ended September 30, 2006 is presented below:

                                                  3 months ended 3 months ended
                                                   September 30   September 30
      EBITDA RECONCILIATION to NET LOSS                2006            2005
                                                   ------------   ------------
EBITDA                                             $   (608,600)  $  (951,300)

         Net interest expense                           (86,100)      (20,500)
         Depreciation and Amortization                 (242,400)      (92,500)
                                                   ------------   ------------
NET LOSS                                           $   (937,100)  $ 1,064,300)
                                                   ============   ============

Dividends
         The Company paid quarterly in-kind Series A and Series B Preferred Stock dividends with values of $297,900 and $265,700 in the quarters ended September 30, 2006 and 2005, respectively.

Net Loss Attributable to Common Stockholders
         The Net Loss Attributable to Common Stockholders for the quarter ended September 30, 2006 amounted to ($1,235,000), or ($.08) per share, compared to a loss of ($1,330,000), or ($.12) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all segments as the economy improves. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider or global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current liabilities at September 30, 2006 exceeded current assets by $4,557,500, resulting in negative working capital and a current ratio of .69 to 1. At June 30, 2006 the Company reported negative working capital of $7,179,200, reflecting a current ratio of .48 to 1. The decrease in negative working capital at September 30, 2006 when compared to June 30, 2006 resulted primarily from the final funding from a $4 million term loan closed during the quarter, the sale of Arraid effective September 1, 2006, and the sale of equity.

         Accounts receivable of $2,865,800 at September 30, 2006, reflects an increase of $1,105,100, or 62.8%, when compared to the $1,760,700 reported as consolidated accounts receivable at June 30, 2006. The accounts receivable balance at September 30, 2006 for the Data Storage segment's remaining company represents twenty-two days' sales in receivables compared to nineteen days' sales at June 30, 2006. Due to the low revenues reported for the quarter and the ability of minor payment changes on a few invoices to impact the days' sales calculation, Management does not consider this to be a trend.

                            ALANCO TECHNOLOGIES, INC.

         The accounts receivable balance for the Wireless Asset Management segment at September 30, 2006 was $2,265,400 as compared to $919,700 at June 30, 2006, an increase of $1,345,700, or 146%. The increase is due to the high volume of sales for the quarter which was largely recognized toward the end of the quarter. The accounts receivable balance at September 30, 2006 for the Wireless Asset Management segment represents thirty-six days' sales in receivables. There is no comparative data for the same quarter of the prior year since the segment was added effective June 30, 2006. The accounts receivable balance at September 30, 2006 for the RFID Technology segment represents seventy-three days' sales in receivables, the same days' sales in receivables at June 30, 2006. The days' sales calculation has remained high due to a $62,200 receivable at both June 30, 2006 and September 30, 2006 representing the final payment for a system installation which was significantly past our normal terms. The customer had received a special payment arrangement after allowing the Company to utilize the site for a research and development project. The project has been completed and subsequent to the quarter end the Company received payment in full for the project.

         Consolidated inventories at September 30, 2006 amounted to $2,784,900, a decrease of $359,000 or 11.4%, when compared to $3,143,900 at June 30, 2006. The inventory balance at September 30, 2006 for the Data Storage segment's remaining company reflected an inventory turnover of 2.6 compared to an inventory turnover of 3.9 at June 30, 2006. The decrease is due to the lower volume of sales during the current quarter without a corresponding reduction in inventory. As mentioned above, management does not consider this to be a trend as revenues are expected to return to more typical levels. The inventory balance at September 30, 2006 for the Wireless Asset Management segment represents an inventory turnover of 12.5. There is no comparative data for the same quarter of the prior year since the segment was added effective June 30, 2006. The inventory balance for the Wireless Asset Management segment at September 30, 2006 was $800,800 as compared to $885,900 at June 30, 2006, a decrease of $85,100, or 9.6%. The decrease is due to the high volume of shipments during the quarter. The inventory balance for the RFID Technology segment at September 30, 2006 represents inventory turnover of .74 as compared to .51 at June 30, 2006. The inventory turnover for both periods is due to low sales volume during the periods. Management does not consider this a trend and the current inventory levels reflect management's continued projected revenue increases for the segment.

         At September 30, 2006, the Company had an outstanding balance of $1,509,600 under a $2.0 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 2%. The line of credit agreement formula is based upon current asset values and is used to finance working capital. At September 30, 2006, the Company had $490,400 available under the line of credit.

         In addition, the Company completed a four-year term loan agreement that provided $4.0 million in additional working capital. The loan requires interest only payment for the first year and bears interest at prime plus 2 1/2%. See Line of Credit Note L for additional discussion of the existing line of credit and Term loan agreements.

         Cash used in operations for the three-month period ended September 30, 2006 was $2,516,600, an increase of $1,363,200 when compared to cash used in operations of $1,153,400 for the comparable period ended September 30, 2005. The increase resulted primarily from increases in inventory levels during the current quarter, compared to an increase in inventory levels during the comparable quarter of the prior year.

         During the three months ended September 30, 2006, the Company reported cash flows from investing activities of $440,300, compared to $25,700 reported for the three months ended September 30, 2005. The increase resulted primarily from increases in net cash from assets sold.

         Cash provided by financing activities for the three months ended September 30, 2006 amounted to $4,652,700, compared to $741,600 for the quarter ended September 30, 2005. The increase was due to a $4 million term loan transaction completed at the end of the quarter.

         The Company believes that additional cash resources could be required for working capital to achieve planned operating results for fiscal year 2007 and, if working capital requirements exceed current availability, the Company

                            ALANCO TECHNOLOGIES, INC.

anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at September 30, 2006. If additional working capital was required and the Company was unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised additional capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2007. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



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

         The Chief Executive and Chief Financial Officers have determined there have been no changes in the Company's internal controls that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The Company is also the plaintiff in a lawsuit arising out of Carolina Casualty Insurance Company's ("Carolina") failure to pay a claim regarding the TSIN litigation, that the Company made pursuant to its Directors and Officers Insurance Policy issued by Carolina, and is a defendant in litigation against the Company by Arraid Property L.L.C. alleging breach of lease and seeking monetary damages. No significant new activity has occurred subsequent to our report of litigation in our Form 10-KSB filed for the year ended June 30, 2006.

Item 2.  CHANGES IN SECURITIES

         During the three months ended September 30, 2006, the Company issued 240,000 shares of Series A Preferred Stock in a private offering, 186,100 shares of Series A Preferred Stock and 1,900 Shares of Series B Preferred Stock as dividend in-kind payments, 4,000 shares of Class A Common Stock for services, and 210,000 shares of Common Stock for loan fees.

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

     4. The small business issurer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:    November 16, 2006

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

Date:    November 16, 2006
/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

                            ALANCO TECHNOLOGIES, INC.


EXHIBIT 32.1
                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended September 30, 2006 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   November 16, 2006
                                      /s/ Robert R. Kauffman
                                      ----------------------
                                      Robert R. Kauffman
                                      Chief Executive Officer

                                      /s/ John A. Carlson
                                      ----------------------
                                      John A. Carlson
                                      Chief Financial Officer