Form 10KSB/A
period 2006-06-30
ALANCO TECHNOLOGIES INC
filed 2006-12-21
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                                   FORM 10-KSB/A

                                    Amendment #2


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

                                EXPLANATORY NOTE

This amendment No. 2 to Form 10-KSB for the fiscal year ended June 30, 2006 is being filed for the purpose of modifying Part 1, Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Part II, Item 8A - Controls and Procedures, and redating the certifications in Exhibits 31.1 and 32.1. This amendment has no effect on reported net loss or net loss per share.

Except for the items described above, none of the information contained in our original filing on Form 10-KSB has been updated, modified or revised. The remainder of our original report on Form 10-KSB is included herein for the convenience of the reader.

PART I

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

                   ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES


        The RFID Technology segment reported revenues of $631,500 for fiscal year ended June 30, 2006, a 23% decrease when compared to $820,900 reported for the previous year. Sales for fiscal year 2005 include a single installation plus additions to an existing installation that represented approximately 75% of total revenues. The remaining 25% was due to sale of extended warranty. Fiscal 2006 did not have a significant installation which is reflected by a 23% decrease in revenue. The Company did not change its pricing structure utilized in fiscal year 2006 compared to fiscal year 2005. The Company believes the lack of significant sales progress for the RFID Technology segment is due to an extraordinarily complex and lengthy government procurement process that, in some cases, takes several years to complete due to government funding constraints. The sales process for the TSI PRISM products is protracted because it generally involves four separate phases: 1) product presentation to a state director of corrections, 2) obtaining the state director of correction's agreement to position the product among the top priorities of his budget, 3) competing with other state projects for funding and 4) publishing the RFP (request for proposal) and awarding the contract. RFID segment customers are currently at various phases in the procurement process and we believe that TSI PRISM sales will increase significantly in fiscal 2007 as the funding phase is completed and contracts are awarded.

        Customers are also studying various methods to finance the adoption of RFID technology for their corrections facilities. Based upon meetings the Company has had with various State governments to discuss federal grants available to assist in funding the acquisition of the TSI PRISM system, we are confident that numerous State governments are considering, in addition to their normal legislative funding, applying for federal grants under programs such as PREA (Prison Rape Elimination Act of 2003), grants awarded from VOIT/TIS funds available under a 1999 program to reduce prison violence administered by the U.S. Department of Justice and grants awarded by the National Institute of Justice. In addition, potential customers are reviewing lease financing options available through one of the largest providers of tax exempt leasing in the United States.

         The Company's gross profit for fiscal year 2006 was $2,301,900 (34.6% of sales), a decrease of $206,800 or 8.2%, when compared to $2,508,700 (34.9% of sales) for the prior year. The Data Storage segment reported gross profit of $2,150,300, a decrease of $51,800, or 2.4%, compared to $2,202,100 gross profit reported for the prior year. Gross margin for fiscal year 2006 for the Data Storage segment was 35.7%, compared to 34.6% reported in the prior year. The $51,800 decrease in Data Storage gross profit resulted from a decrease in sales of $335,200 offset slightly by a 1.1% increase in gross margin resulting from changes in product mix to higher margin products. The Data Storage segment is continually reselling new technology products and integrating those products to meet customer expectations. This constant product evolution results in continuous changes in product offerings and consequently gross margins. The RFID Technology segment reported a decrease in gross profit to $151,600, a 50.6% decrease from the $306,600 reported for the prior fiscal year. The $155,000 decrease was due to both reduced revenues in the amount of $189,400 and a reduction in gross margin to 24% from 37.4% reported in the prior year. The 13.4% reduced gross margin for the RFID segment was due to the minimum sales reported in the current fiscal year which did not adequately cover fixed production costs. We believe that reported gross margin for fiscal 2006 is not reflective of the gross margin percentage anticipated under higher sales levels.

         Consolidated selling, general and administrative expenses for the year ended June 30, 2006 decreased by $67,000, or 1.0%, to $6,304,300, compared to $6,371,300 in fiscal 2005. Selling, general and administrative expense for the Data Storage segment increased by $163,300, or 8.5%, when compared to the prior year. The $163,300 increase in Data Storage segment selling, general and administrative costs resulted from increases in sales and administrative costs related to adding sales personnel and enhancing sales support. Selling, general and administrative expenses for the RFID Technology segment decreased by $28,000, or 1.0%. Corporate administrative expenses decreased by $202,300, or 11.5%, compared to the prior year primarily due to a decrease in legal expenses related to TSIN and other litigations previously discussed. The Company has committed to pursue reimbursement of legal expense incurred.

         The operating loss for fiscal year ended June 30, 2006 was $4,002,400, a $139,800, or 3.6%, increase when compared to the operating loss for the prior fiscal year of $3,862,600. The $139,800 increase resulted from increased operating losses of $127,000 in the RFID Technology segment and a $215,100 reduction in operating income in the Data Storage segment, offset by a $202,300 decrease in corporate expenses. The RFID Technology segment increased operating losses by approximately $127,000 in fiscal year 2006 compared to the prior year due to reductions in revenue of $189,400 and gross profit of $155,000 without a corresponding reduction in selling, general and administrative expenses, which decreased $28,000. The Data Storage segment reported operating income of $68,700, compared to operating income of $283,800 reported in the fiscal year ended June 30, 2005. The $215,100 decrease in operating income was due to a reduction in revenues of $335,200 and gross profit of $51,800, while increasing selling, general and administrative expenses by $163,300 to enhance the sales and marketing effort.

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

         The loss from operations for the fiscal year ended June 30, 2006 was $4,009,200, a $218,600 or 5.8%, increase when compared to a loss of $3,790,600 for the prior fiscal year. The $218,600 increase resulted from $55,600 increase in net interest expense, a $23,200 reduction in other income and a $139,800 increase in operating losses previously discussed. Fiscal year 2006 interest expense, net of interest income, was $90,300, compared to net interest expense of $34,700 for the previous year. The $55,600 increase in net interest expense reflects increased average borrowing and interest rates under the Company's line of credit agreement during fiscal 2006. Other income for the year ended June 30, 2006 was $83,500, compared to $106,700 for the prior year. Other income for the current fiscal year includes $54,200 related to the collection of notes receivable associated with the sale of "net assets held for sale" in a prior year and $30,000 income from the sale of "net assets held for sale" in fiscal year 2006. Fiscal year 2005 included a gain of $89,600 related to the collection of notes receivable associated with the sale of "net assets held for sale" in the prior year and $17,100 of income from the sale of "net assets held for sale."

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

         Consolidated net loss attributable to Common stockholders for fiscal year ended June 30, 2006 was $4,591,900, or ($.16) per share, an increase of 6.5% when compared to a net loss attributable to Common stockholders of $4,311,700, or ($.17) per share, for the prior year. The increase in net loss attributable to Common stockholders of $280,200 was due to increases in operating losses of the RFID Technology segment in the amount of $127,000 and a $61,600 increase in preferred stock dividends, partially offset by a reduction in legal expenses.

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

         Accounts receivable at June 30, 2006 of $1,760,700 reflects an increase of $669,300 from the $1,091,400 reported as consolidated accounts receivable at the end of fiscal year 2005. $919,700, or 52.2% of the current fiscal year end balance, was acquired in the acquisition of StarTrak Systems, LLC, effective June 30, 2006. Receivables for the Data Storage and RFID Technology segments decreased by $250,300, or 23.3%. Data Storage segment accounts receivable balances at June 30, 2006 amounted to $645,400, a decrease of $182,200, or 22.0%, compared to the previous year. The Data Storage segment accounts receivable balance at June 30, 2006 of $178,300 represented twenty-eight days' sales in receivables compared to $246,400, or thirty-four days, at fiscal year end 2005. The decrease in days' sales of six days is due to higher credit card sales and is not considered a trend towards faster receivable collection. Days' sales for the RFID Technology segment are distorted due to the lack of significant reported sales. In addition, a receivable in the amount of $62,200, representing the final payment for a system installation, was significantly past our normal terms due to a special arrangement whereby the Company was allowed to utilize the site for a research and development project. The project has been completed and the customer is processing the invoice for payment.

         Consolidated inventories at June 30, 2006 amounted to $3,143,900 compared to $1,902,600 at the end of the prior fiscal year, an increase of $1,241,300, or 65.2%. $885,900 or 71% of the increase is due to inventory acquired in the merger with StarTrak. The Data Storage segment accounted for $225,600, or 18.2% of the inventory increase; and increases in the RFID Technology segment inventory accounted for $129,800 or 10.5% of the increase. The RFID Technology segment inventory levels increased due to a system installation in process at June 30, 2006 that required certain site specific equipment. The $225,600 Data Storage segment inventory increase resulted from inventory acquired to complete a warranty project, inventory acquired for new products evaluation and general inventory increases. The June 30, 2006 Data Storage segment inventory balance reflects an inventory turnover of 2.9 compared to 3.8 for inventory levels at June 30, 2005.

         Net cash used in investing activities during the current year was $753,900, compared to net cash used in investing activities of $10,400 for the previous year. The $743,500 increase was due primarily to cash funding of StarTrak prior to the June 2006 acquisition in the amount of $774,300.

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

         Considering the negative working capital position the Company reported at year end and the projected cash requirements to fund operations, management estimates that the year end cash balance of $1,155,000 would only be adequate to meet cash requirements for approximately a three-month period. To address the working capital deficiency, the Company completed several transactions subsequent to year end including a debt financing that raised $1.3 million and the sale of units consisting of Series A Convertible Preferred Stock and warrants that provided an additional $410,400. In addition, the Company completed a transaction with an institutional investor for a $4 million debt financing to be used to repay short-term borrowing and provide working capital. The debt financing was completed on September 28, 2006.

         Although management cannot assure that shareholder approval will be obtained to issue the shares related to the StarTrak merger, or that future operations will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, the additional capital raised subsequent to June 30, 2006 and the term loan completed on September 28, 2006 will provide adequate capital resources to maintain operations for the next year. However, if shareholder approval is not obtained for the issuance of shares in payment of the Deferred stock payment, StarTrak (valued at approximately $5.7 million) and the Company is required to pay the obligation in cash, or if additional working capital is required and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. As previously discussed, the Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company's independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2006.

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

       Other intangible assets, excluding any allocations required due to the StarTrak acquisition, consist of the following:

                                  Amortization    Gross                  Net Other
                                     Period     Carrying   Accumulated   Intangible
                                   (in years)     Value    Amortization    Assets
                                  -----------  ----------  -----------  -----------
As of June 30, 2005
       Patents license                  3      $   51,900  $   (51,900) $      -
       Manufacturing license            6         500,000     (256,900)     243,100
       Software development             5         600,000     (370,000)     230,000
       Technology license               5          90,000       (2,400)      87,600
                                               ----------  -----------  -----------
Total Other Intangible Assets                  $1,241,900  $  (681,200) $   560,700
                                               ==========  ===========  ===========

As of June 30, 2006
       Patents license                  3      $   51,900  $   (51,900) $      -
       Manufacturing license            6         500,000     (340,200)     159,700
       Software development             5         600,000     (490,000)     110,000
       Technology license               5          90,000      (20,500)      69,500
                                               ----------  -----------  -----------
Total Other Intangible Assets                  $1,241,900  $  (902,600) $   339,200
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
              =============

(1) Issued in connection with sale of Series B Preferred Stock
(2) Issued in consideration for line of credit agreement
(3) Issued for outside services rendered
(4) Issued in connection with December 2002 private offering
(5) Issued in connection with April 2004 private offering
(6) Issued in consideration for exercise of expiring warrants above market price
(7) Issued in connection with August 2005 private offering
(8) Issued in connection with January 2006 private offering
(9) Issued in connection with April 2006 private offering
(10)Issued in connection with June 2006 private offering

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE:  NONE

ITEM 8A.  CONTROL AND PROCEDURES

         An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         The Company also maintains a system of internal controls to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


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

Date: December 19, 2006

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

Date:   December 19, 2006

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

Date:   December 19, 2006

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

Dated:   December 19, 2006

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



Date:   December 19, 2006

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