Form 10QSB/A
period 2006-09-30
ALANCO TECHNOLOGIES INC
filed 2006-12-21
CIK 98618

ALANCO TECHNOLOGIES, INC.


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

                                EXPLANATORY NOTE

This amendment to Form 10-QSB for the period ended September 30, 2006 is being filed for the purpose of modifying Part I Item 2 - Controls and Procedures, and redating the certifications in Exhibits 31.1 and 32.1. This amendment has no effect on reported net loss or net loss per share.

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
                                                   ============  ============

  See accompanying notes to the condensed consolidated financial statements

                                                ALANCO TECHNOLOGIES, INC.


                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (unaudited)

                                                                SERIES A
                                       COMMON STOCK          PREFERRED STOCK         TREASURY STOCK        ACCUMULATED
                                    SHARES      AMOUNT      SHARES      AMOUNT      SHARES    AMOUNT         DEFICIT       TOTAL
                                -----------------------  -----------------------   -------------------   -------------- -----------

Balances, June 30, 2006         15,461,000 $ 78,845,300   3,122,900  $ 3,925,200   200,000  $ (375,100) $ (71,955,000) $10,440,400


  Shares issued for services         4,000        5,500       -            -         -           -              -            5,500
  Shares issued for loan fees      210,000      267,500       -            -         -           -              -          267,500
  Value of warrants issued for
    loan fees                        -          119,400       -            -         -           -              -          119,400
  Value of stock based
    compensation                     -           54,100       -            -         -           -              -           54,100
  Offering, net of expenses          -            -         240,000      409,300     -           -              -          409,300
  Preferred dividends,
    paid in kind - A                 -            -         186,100      279,200     -           -           (279,200)          -
  Preferred dividends,
    paid in kind - B                 -            -           -            -         -           -            (18,700)     (18,700)
  Net loss                           -            -           -            -         -           -           (937,100)    (937,100)
                                ----------  -----------   ---------   ----------  --------  ----------- -------------  ------------

Balances, September 30, 2006    15,675,000 $ 79,291,800   3,549,000  $ 4,613,700   200,000  $ (375,100) $ (73,190,000)$ 10,340,400
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