Form 10QSB
period 2006-12-31
ALANCO TECHNOLOGIES INC
filed 2007-02-14
CIK 98618

ALANCO TECHNOLOGIES, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       ----
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 9, 2006 there were 18,839,800 shares, net of treasury shares, of common stock outstanding.

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

                                      INDEX

                                                                     Page Number
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets December 31, 2006
             (Unaudited) and June 30, 2006...................................3

          Condensed Consolidated Statements of Operations (Unaudited)
             For the three months ended December 31, 2006 and 2005...........4

          Condensed Consolidated Statements of Operations (Unaudited)
             For the six months ended December 31, 2006 and 2005.............5

          Condensed Consolidated Statements of Changes in Shareholders' Equity
             (Unaudited)For the six months ended December 31, 2006...........6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the six months ended December 31, 2006 and 2005.............7

  Notes to Condensed Consolidated Financial Statements (Unaudited)...........9
          Note A - Basis of Presentation and Recent Accounting Pronouncements Note B - Stock Based Compensation
          Note C - Inventories
          Note D - Contracts in Process
          Note E - Deferred Revenue
          Note F - Loss per Share
          Note G - Equity
          Note H - Industry Segment Data
          Note I - Related Party Transactions
          Note J - Line of Credit
          Note K - Litigation
          Note L - Subsequent Events
          Note M- Liquidity

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................17

  Item 3. Controls and Procedures...........................................23

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................24

  Item 2. Unregistered Sale of Equity Securities and Use of Proceeds........25

  Item 4. Submission of Matters to a Vote of Security Holders...............25

  Item 6. Exhibits..........................................................26

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2006 AND JUNE 30, 2006

                                                   Dec. 31, 2006  June 30, 2006
                                                   -------------  --------------
ASSETS                                              (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                      $     842,800  $   1,155,500
    Accounts receivable, net                           2,920,600      1,760,700
    Notes receivable, current                             29,600         31,600
    Cost and estimated earnings in excess of
       billing                                           273,100            -
    Inventories, net                                   3,284,000      3,143,900
    Prepaid expenses and other current assets            446,400        556,600
                                                   -------------- --------------
       Total current assets                            7,796,500      6,648,300
                                                   -------------- --------------

PROPERTY, PLANT AND EQUIPMENT, NET                       240,700        202,300
                                                   -------------- --------------

OTHER ASSETS
    Goodwill, net                                     17,931,700     17,875,100
    Other intangible assets                            2,471,100      2,881,200
    Net assets held for sale                               4,900         28,200
    Other assets                                         696,600         49,400
                                                   -------------- --------------
       Total other assets                             21,104,300     20,833,900
                                                   -------------- --------------
TOTAL ASSETS                                       $  29,141,500  $  27,684,500
                                                   ============== ==============

LIABILITIES AND  SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes Payable, current                         $     127,900  $     875,300
    Credit Line                                        1,500,000      1,000,000
    Accounts payable and accrued expense               4,353,000      5,066,200
    Billings in excess of cost and est earnings
      on uncompleted contracts                             -             43,500
    Deferred stock payment, StarTrak                   5,715,400      5,715,400
    Customer advances                                    336,900      1,001,100
    Deferred revenue, current                            653,600        126,000
                                                   -------------- --------------
       Total Current Liabilities                      12,686,800     13,827,500

LONG TERM LIABILITIES
    Notes payable, long term                           5,814,100      2,679,100
    Deferred revenue, long term                          135,600          -
                                                   -------------- --------------
       Total Long-term liabilities                     5,949,700      2,679,100
                                                   -------------- --------------
TOTAL LIABILITIES                                     18,636,500     16,506,600
                                                   -------------- --------------

    Preferred Stock - Series B, 78,800 and 75,000
       shares issued and outstanding, respectively       775,300        737,500
                                                   -------------- --------------

SHAREHOLDERS' EQUITY
    Preferred Stock - Series A Convertible,
       3,549,000 and 3,122,900 shares issued and
       outstanding, respectively                       4,613,900      3,925,200
    Common Stock- 15,495,500 and 15,261,500 shares
       outstanding, net of 200,000 shares of
       Treasury Stock                                 78,965,300     78,470,200
    Accumulated deficit                              (73,849,500)   (71,955,000)
                                                   -------------- --------------
       Total shareholders' equity                      9,729,700     10,440,400
                                                   -------------- --------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $   29,141,500  $  27,684,500
                                                   ============== ==============

        See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED DECEMBER 31, (Unaudited)

                                                         2006          2005
                                                   --------------  ------------

NET SALES                                          $   5,591,100  $  1,624,900

    Cost of goods sold                                 3,734,100     1,113,800
                                                   --------------  ------------

GROSS PROFIT                                           1,857,000       511,100

    Selling, general and administrative expense        2,261,900     1,539,400
                                                   --------------  ------------

OPERATING LOSS                                          (404,900)   (1,028,300)

OTHER INCOME & EXPENSES
    Interest expense, net                               (253,300)      (21,700)
    Other income,  net                                    17,800         8,200
                                                   --------------  ------------
NET LOSS                                                (640,400)   (1,041,800)

    Preferred stock dividends - paid in kind             (19,100)      (17,300)
                                                   --------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS       $    (659,500) $ (1,059,100)
                                                   ============== =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
    - Net loss attributable to common shareholders $     (0.04)   $    (0.09)
                                                   ============== =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            15,680,700    11,307,700
                                                   ============== =============

         See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED DECEMBER 31, (Unaudited)

                                                         2006          2005
                                                   -------------- -------------

NET SALES                                          $  10,726,000  $  3,226,500

    Cost of goods sold                                 7,070,300     2,170,500
                                                   -------------- -------------

GROSS PROFIT                                           3,655,700     1,056,000

    Selling, general and administrative expense        4,933,400     3,136,600
                                                   -------------- -------------

OPERATING LOSS                                        (1,277,700)   (2,080,600)

OTHER INCOME & EXPENSES
    Interest expense, net                               (339,400)      (42,200)
    Other income, net                                     39,600        16,800
                                                   -------------- -------------
NET LOSS                                              (1,577,500)   (2,106,000)

    Preferred stock dividends - paid in kind            (317,000)     (283,100)
                                                   -------------- -------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS       $  (1,894,500) $ (2,389,100)
                                                   ============== =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
    - Net loss attributable to common shareholders $    (0.12)    $    (0.22)
                                                   ============== =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            15,571,600    10,994,400
                                                   ============== =============

         See accompanying notes to the consolidated financial statements

                               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 (unaudited)
                                                                 SERIES A
                                     COMMON STOCK             PREFERRED STOCK         TREASURY STOCK      ACCUMULATED
                                 SHARES        AMOUNT       SHARES       AMOUNT      SHARES     AMOUNT      DEFICIT        TOTAL
                               -------------------------  -----------------------  --------------------- ------------- -------------

Balances, June 30, 2006        15,461,500   $ 78,845,300  3,122,900   $ 3,925,200   200,000   $(375,100) $(71,955,000) $ 10,440,400

  Shares issued for services        4,000          5,500       -             -         -           -             -            5,500
  Shares issued for loan fees     210,000        267,200       -             -         -           -             -          267,200
  Shares issued for options
    exercised                      20,000         18,400       -             -         -           -             -           18,400
  Value of warrant issued
    for loan fees                    -           119,300       -             -         -           -             -          119,300
  Value of stock based
    compensation                     -            84,700       -             -         -           -             -           84,700
  Offering, net of expenses          -              -       240,000       409,500      -           -             -          409,500
  Preferred dividends,
    paid in kind - A                 -              -       186,100       279,200      -           -         (279,200)         -
  Preferred dividends,
    paid in kind - B                 -              -          -             -         -           -          (37,800)      (37,800)
  Net loss                           -              -          -             -         -           -       (1,577,500)   (1,577,500)
                               -----------  ------------  ---------   -----------  --------   ---------  ------------- -------------
Balances, December 31, 2006    15,695,500   $ 79,340,400  3,549,000   $ 4,613,900   200,000   $(375,100) $(73,849,500) $  9,729,700
                               ===========  ============  =========   ===========  ========   =========  ============= =============

                                 See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED DECEMBER 31, (Unaudited)

                                                        2006           2005
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss from operations                           $ (1,577,500)  $ (2,106,000)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                    486,600        219,500
       Gain on Sale - Data Storage Assets               (18,300)          -
       Stock-based Compensation                          84,700           -
       Stock issued for services                          5,500           -
       Income from assets held for sale                 (11,800)       (15,400)
    Changes in:
       Accounts receivable, net                      (1,159,900)       322,000
       Inventories, net                                (568,100)      (364,700)
       Costs in excess of billings and
         estimated earnings on uncompleted
         contracts                                     (273,100)          -
       Prepaid expenses and other current assets        110,200        (63,400)
       Accounts payable and accrued expenses           (713,200)       (19,500)
       Deferred revenue                                 663,200         34,600
       Billings and estimated earnings in excess
          of costs on uncompleted contracts             (43,500)        (1,200)
       Customer Advances                               (664,200)          -
       Other assets                                    (260,700)         5,500
                                                   -------------  -------------
       Net cash used in operating activities         (3,940,100)    (1,988,600)
                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash from assets sold                           484,600         50,400
    Net cash forfeited in sale                           (2,600)          -
    Goodwill                                            (56,600)          -
    Collection of notes receivable, net                   2,000         53,400
    Purchase of property, plant and equipment          (111,500)       (66,700)
    Patent renewal and other                             (4,000)          -
                                                   -------------  -------------
      Net cash provided by investing activities         311,900         37,100
                                                   -------------  -------------

         See accompanying notes to the consolidated financial statements

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                FOR THE SIX MONTHS ENDED DECEMBER 31, (Continued)

                                                        2006           2005
                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (repayments) advances on line of credit         500,000        170,500
    Proceeds from notes payable                       5,095,000           -
    Repayment on notes payable                       (2,707,400)          -
    Proceeds from sale of equity instruments            427,900      1,173,600
                                                   -------------  -------------
      Net cash provided by financing activities       3,315,500      1,344,100
                                                   -------------  -------------

NET (DECREASE) IN CASH                                 (312,700)      (607,400)

CASH AND CASH EQUIVALENTS, beginning of period        1,155,500        737,300
                                                   -------------  -------------

CASH AND CASH EQUIVALENTS, end of period           $    842,800   $    129,900
                                                   =============  =============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

    Net cash paid during the period for interest   $    185,200   $     47,400
                                                   =============  =============

    Non-Cash Activities:
       Value of stocks and warrants issued for
          services and prepayments                 $    392,000   $    135,100
                                                   =============  =============
       Valuation adjustment                        $       -      $    (80,700)
                                                   =============  =============
       Series B preferred stock dividend,
          paid in kind                             $     37,800   $     34,300
                                                   =============  =============
       Series A preferred stock dividend,
          paid in kind                             $    279,200   $    248,800
                                                   =============  =============

         See accompanying notes to the consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2006

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

    The Company announced on October 16, 2006 that the Board of Directors had elected to effect a 2 for 5 reverse stock split effective October 16, 2006, when the Company's common stock began trading on a post split-adjusted basis under the interim trading symbol "ALAND" for a period of 20 days, after which the Company's trading symbol returned to "ALAN." The Company had previously received authority from its shareholders to effect a reverse split at a ratio within a specified range, if and as determined by the Board of Directors, in order to maintain its Nasdaq listing.

    As a result of the reverse split, each five shares of the Company's
Class A Common Stock outstanding at the time of the reverse split was automatically changed into two shares of common stock, and the total number of common shares outstanding was reduced from approximately 38.7 million shares to approximately 15.5 million shares post-split. No fractional shares were issued in connection with the reverse stock split. Upon surrender of their stock certificates, shareholders have received, or will receive, cash in lieu of the fractional shares to which they would otherwise be entitled. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Condensed Consolidated Financial Statements, the Notes to the Condensed Consolidated Financial Statements and the loss per share for all periods presented to reflect the reverse stock split.

    The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation expense for all stock-based compensation awards granted during the quarter, or granted in a prior quarter if not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after July, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

    The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans in the six months ended December 31, 2005. For purposes of pro forma disclosures, the value of the options granted during the period is estimated using the Black-Scholes option-pricing formula and expensed in the period of grant whether or not the options were vested. The following pro forma information sets forth the net loss and net loss per share assuming that the Company had used the SFAS 123 fair value method in accounting for stock options during the six months ended December 31, 2005:

                                                          6 months ended
                                                         December 31, 2005
                                                         -----------------

Net loss, as reported                                     $    (2,389,100)

Add: Stock-based employee compensation expense
     included in reported income
Deduct: Total stock-based employee compensation
     expense determined under fair value based
     methods, net of related tax effects                         (521,000)
                                                         -----------------
Pro Forma net loss                                        $    (2,910,100)
                                                         -----------------
Net loss per common share, basic and diluted
     As reported                                          $         (0.24)
                                                         -----------------
     Pro forma                                            $         (0.29)
                                                         -----------------

Weighted Average Shares Outstanding
         Basic and Diluted                                      9,954,800
                                                         -----------------

    Long-lived assets and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Recent Accounting Pronouncements

    In June 2006, the Financial Accounting Standards Board (FASB) issued a standard that addresses accounting for income taxes: FIN 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying an audit sustainability standard of "more likely than not" related to the recognition and de-recognition of tax positions. The new guidance will be effective for us in fiscal 2008. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our consolidated financial statements.

    In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108 " Considering the Effects of Prior Year Misstatements in Current Year Financial Statements," which provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the "rollover" method (which primarily focuses on the income statement impact of misstatements) and the "iron curtain" method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be reconsidered using both the rollover and iron curtain methods. The Company is currently evaluating the impact of adopting SAB 108, but we do not expect this Statement to have a material impact on our consolidated financial statements.

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

Note B - Stock-Based Compensation

    The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company. The plans require that options be granted at a price not less than market on date of grant and are more fully discussed in Form 10-KSB for the year ended June 30, 2006.

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

    Assumptions for awards of options granted during the six months ended December 31, 2006 were:

                                                   Awards Granted
                                                  Six months ended
                                                 December 31, 2006
                                                 -----------------
        Dividend yield                                    0%
        Expected volatility                              80%
        Weighted-average volatility                      80%
        Risk-free interest rate                        4 1/2%
        Expected life of options (in years)           3.2 - 3.4
        Weighted average grant-date fair value          $0.71

    The following table summarizes the Company's stock option activity during the first six months of fiscal 2007:

                                                            Weighted Average
                                          Weighted Average     Remaining       Aggregate     Aggregate
                                 Shares    Exercise Price     Contractual        Fair        Intrinsic
                                              Per Share         Term (1)         Value        Value(2)
                               -----------------------------------------------------------------------
Outstanding July 1, 2006       5,721,000       $1.98              5.82       $ 3,597,300         -
  Granted                        220,000       $1.38                -            125,000         -
  Exercised                      (20,000)      $0.92                -            (12,800)        -
  Forfeited or expired           (96,400)      $3.44                -            (60,600)        -
                               ----------   -------------    --------------  ------------   ----------
Outstanding December 31, 2006  5,824,600       $1.93              5.35       $ 3,648,900     $ 327,700
                               ==========   =============    ==============  ============   ==========
Exercisable December 31, 2006  4,684,600       $1.98              5.55       $ 2,934,200     $ 321,700
                               ==========   =============    ==============  ============   ==========

 (1)  Remaining contractual term presented in years.
 (2)  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006 of $1.40.

Note C - Inventories

    Inventories are recorded at the lower of cost or market. The composition of Inventories as of December 31, 2006 and June 30, 2006 are summarized as follows:

                                     December 31,             June 30,
                                         2006                   2006
                                    --------------        --------------
                                     (unaudited)
Raw materials and purchased parts   $   3,537,700         $   3,251,000
Work-in-progress                             -                   98,100
Finished goods                             73,800               198,700
                                    --------------        --------------
                                        3,611,500             3,547,800
Less reserves for obsolescence           (327,500)             (403,900)
                                    --------------        --------------
                                    $   3,284,000         $   3,143,900
                                    ==============        ==============

Note D - Contracts In Process

    Costs incurred, estimated earnings and billings in the RFID Technology segment, related to contracts for the installation of TSI PRISM systems in process at December 31, 2006 and June 30, 2006 consist of the following:

                                             December 31,      June 30,
                                                 2006            2006
                                           --------------   -------------
                                             (unaudited)
Costs incurred on uncompleted contracts    $     482,700    $     97,100
Estimated gross profit earned to date            164,400          19,900
                                           --------------   -------------
Revenue earned to date                           647,100         117,000
Less: Billings to date                          (374,000)       (160,500)
                                           --------------   -------------
Costs and estimated earnings/(billings)
    in excess of billings/(costs and
    estimated earnings)                    $     273,100    $    (43,500)
                                           ==============   =============

Note E - Deferred Revenue

         Deferred Revenues at December 31, 2006 and June 30, 2006 consist of the following:

                                             December 31,      June 30,
                                                 2006            2006
                                           --------------   -------------
                                             (unaudited)
Extended warranty revenue                  $     789,100    $    126,000
Less - current portion                          (653,600)       (126,000)
                                           --------------   -------------
Deferred revenue - long term               $     135,500    $       -
                                           ==============   =============

Note F - Loss Per Share

    Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

    Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2006 there were 1,377,000 potentially dilutive securities outstanding.

Note G - Equity

    During the six months ended December 31, 2006, the Company issued a total of 234,000 shares of the Company's Class A Common Stock. Included were 4,000 shares issued for services valued at $5,500, and 20,000 issued in connection with the exercise of employee stock options and 210,000 shares issued as financing costs in conjunction with a $4 million term loan transaction valued at fair market value on date of issue at $267,200, net of a $5,000 payment made by the lender. Warrants to purchase 283,500 shares of the Company's Class A Common Stock at a strike price of $1.80 (valued at $119,300) were also issued in conjunction with the term loan. The net value of stock and warrants issued in conjunction with the term loan has been recorded and will be amortized over the loan period as interest expense.

    The value of employee stock-based compensation recognized for the six months ended December 31, 2006 amounted to $84,700. The Company initiated the expensing of stock-based compensation on July 1, 2006. See Note A - Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

    The Company completed in July 2006 an offering of 240,000 units consisting of one share of Series A Preferred Stock and a warrant to purchase
1.2 shares of the Company's Class A Common Stock at a strike price of $1.50 per share. The units were sold for $1.71 each and generated $409,500, net of expenses. 180,000 units were purchased by directors and officers of the Company including 60,000 units each purchased by Robert R. Kauffman, director and CEO, Harold S. Carpenter, director, and Donald E. Anderson, director. The remaining 60,000 units were sold to non-related third parties.

    The Company declared and paid dividends-in-kind on the Company's preferred shares through the issuance of 186,100 shares of Series A Preferred Stock valued at $279,200 and 3,800 shares of Series B Preferred Stock valued at $37,800. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2006.

Note H -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):


                                               Six Months ended 12/31          Three Months ended 12/31
                                                2006            2005             2006            2005
                                            ----------------------------     ----------------------------
Revenue
    Data Storage                            $ 2,715,300     $ 2,990,600      $ 1,857,000     $ 1,526,000
    Wireless Asset Management                 7,307,700           n/a          3,267,800           n/a
    RFID Technology                             703,000         235,900          466,300          98,900
                                            ------------    ------------     ------------    ------------
Total Revenue                               $10,726,000     $ 3,226,500      $ 5,591,100     $ 1,624,900
                                            ============    ============     ============    ============

Gross Profit
    Data Storage                            $   741,800     $   991,500      $   528,200     $   481,500
    Wireless Asset Management                 2,693,400           n/a          1,158,300           n/a
    RFID Technology                             220,500          64,500          170,500          29,600
                                            ------------    ------------     ------------    ------------
Total Gross Profit                          $ 3,655,700     $ 1,056,000      $ 1,857,000     $   511,100
                                            ============    ============     ============    ============

Gross Margin
    Data Storage                                 27.3%           33.2%            28.4%           31.6%
    Wireless Asset Management                    36.9%            n/a             35.4%            n/a
    RFID Technology                              31.4%           27.3%            36.6%           29.9%
                                            ------------    ------------     ------------    ------------
Overall Gross Margin                             34.1%           32.7%            33.2%           31.5%
                                            ============    ============     ============    ============

Selling, General and Administrative Expense
    Data Storage                            $   862,500     $ 1,085,100      $   407,300     $   522,900
    Wireless Asset Management                 2,579,800           n/a          1,235,100           n/a
    RFID Technology                           1,006,300       1,369,300          498,600         696,000
                                            ------------    ------------     ------------    ------------
Total Segment Operating Expense             $ 4,448,600     $ 2,454,400      $ 2,141,000     $ 1,218,900
                                            ============    ============     ============    ============

Operating Profit (Loss)
    Data Storage                            $  (120,700)    $   (93,600)     $   120,900     $   (41,400)
    Wireless Asset Management                   113,600           n/a            (76,800)          n/a
    RFID Technology                            (785,800)     (1,304,800)        (328,100)       (666,400)
    Corporate Expense, net                     (484,800)       (682,200)        (120,900)       (320,500)
                                            ------------    ------------     ------------    ------------
  Operating Loss                            $(1,277,700)    $(2,080,600)     $  (404,900)    $(1,028,300)
                                            ============    ============     ============    ============

Depreciation and Amortization
    Data Storage                            $    11,300     $    12,300      $     5,400     $     6,200
    Wireless Asset Management                   322,600           n/a            161,300           n/a
    RFID Technology                             151,300         205,400           62,500         120,000
    Corporate                                     1,400           1,800              700             900
                                            ------------    ------------     ------------    ------------
Total Depreciation and Amortization         $   486,600     $   219,500      $   229,900     $   127,100
                                            ============    ============     ============    ============

                                            Dec. 31, 2006   June 30, 2006
                                            -------------   -------------
Accounts Receivable
    Data Storage                            $   663,200     $   645,400
    Wireless Asset Management                 1,991,800         919,700
    RFID Technology                             243,300         178,300
    Corporate                                    22,300          17,300
                                            ------------    ------------
Total Accounts Receivable                   $ 2,920,600     $ 1,760,700
                                            ============    ============

Inventories
    Data Storage                            $   816,800     $ 1,317,500
    Wireless Asset Management                 1,457,400         885,900
    RFID Technology                           1,009,800         940,500
                                            ------------    ------------
Total Inventories                           $ 3,284,000     $ 3,143,900
                                            ============    ============

Note I - Related Party Transactions

    The Company has a $2.0 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2006, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder and a member of the Company's Board of Directors. See Note G - Equity for discussion of units sold in July 2006 consisting of one share of Series A Preferred Stock and warrants to purchase 1.2 shares of the Company's Class A Common Stock for a strike price of $1.50 per share. The units were purchased by a group of investors that included Robert R. Kauffman, CEO and Company director, Harold S. Carpenter, Company director, and Donald E. Anderson, Company director.

    During the first quarter, the Company sold its wholly owned subsidiary, Arraid, Inc., to a trust controlled by Donald E. Anderson, a director of the Company, for cash of approximately $456,400. The transaction was completed in conformance with a fairness opinion letter received by the Company.

Note J - Line of Credit and Term Loan

    At December 31, 2006, the Company had an outstanding balance under the line of credit agreement of $1,500,000. The balance is under a $2.0 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and last modified in June 2006. Under the Agreement, the Company must maintain a minimum balance due under the line of at least $1.5 million through the July 1, 2007 expiration date. Under the Agreement, the lender has the unilateral right to reduce the line of credit Agreement to $1.5 million, at which time the minimum outstanding balance under the Agreement reduces from $1.5 to $1.0 million. At December 31, 2006, the Company had $500,000 available under the line of credit agreement.

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

Note K - Litigation

    The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation ("TSIN"), as described in our Form 10-KSB filed for the year ended June 30, 2006. The court dismissed the initial suit due to lack of prosecution, but allowed the bankruptcy trustee for the plaintiff to re-initiate the suit. The Company believes that allowing re-initiation of the suit was improper and has appealed the order allowing the suit to be re-initiated to an appellate court. In the meantime the re-started suit is pending. The Company's management, in consultation with legal counsel, continues to believe the plaintiff's claims are without merit and the Company will aggressively defend against the action.

    Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a limited liability company, has been concluded at the trial court level with an order adverse to the Company in an amount of approximately $35,000 (representing less that one percent of the amount claimed by the plaintiffs), plus certain attorney's fees and costs in the amount of approximately $100,000, both of which have been accrued. The Company is currently awaiting a judgment and intends to appeal the judgment when entered. The Company's management, in consultation with legal counsel, believes the Company will be successful upon the appeal.

    The Company intends to pursue legal expense reimbursement from the Plaintiffs in the litigation matters, and has settled litigation against the Company's insurance carrier with respect to claims originating from the TSIN litigation and has received payment from the insurance carrier in the amount of $350,000.

Note L - Subsequent Events

    The Company's annual meeting of shareholders was held on January 30, 2007 at the Company's offices in Scottsdale, Arizona. The results of proposals voted upon at that meeting are presented in Item 4 of this filing. Proposals voted upon and approved included Proposal #5 - "Approval of Issuance of Class A Common Stock as Payment in Lieu of Cash Related to Obligations Incurred in Connection with the Company's Acquisition of StarTrak Systems, LLC," resulting in the Company issuing approximately 3.3 million shares of Class A Common Stock in payment of approximately $5.7 million in "Deferred stock payment, StarTrak" and $107,000 in notes payable. The acquisition of StarTrak Systems, LLC, which became effective June 30, 2006, is more fully discussed in the Company's Form 10-KSB filed for the year ended June 30, 2006.

Note M - Liquidity

    Through December 31, 2006, the Company had sustained recurring losses from operations, and as of December 31, 2006, the Company has a deficit working capital position. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2007, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. As a result, the Company's independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2006. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

General

    Information on industry segments is incorporated by reference from Note
H - Industry Segment Data to the Condensed Consolidated Financial Statements.

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

    Principles of consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    Revenue recognition - The Company recognizes revenue from the Data
Storage Segment, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided. Revenue from material long-term contracts (in excess of $250,000 and completed over a reporting period) in all business segments are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined. Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

Results of Operations

    (A)     Three months ended 12/31/06 versus 12/31/05

Net Sales

    Consolidated sales for the quarter ended December 31, 2006 were $5,591,100, an increase of $3,966,200, or 244.1%, when compared to $1,624,900 for the comparable quarter of the prior year. The increase in revenues primarily resulted from the $3,267,800 of added sales reported by the Wireless Asset Management segment, acquired effective June 30, 2006. Revenues from the RFID Technology segment for the quarter increased to $466,300, or 371.5%, compared to revenues of $98,900 for the comparable quarter of the prior year. The improvement in the RFID Technology segment reflects recent activity on contracts the Company started to execute during the quarter. In addition, revenues from the Data Storage segment increased $331,000, or 21.7%, to $1,857,000 as compared to sales of $1,526,000 in the same quarter of the prior year.

Gross Profit

    Gross profit reported during the quarter amounted to $1,857,000, an increase of $1,345,900, or 263.3%, when compared to $511,100 reported for the same quarter of the prior year. Approximately eighty-six percent of the increase, or $1,158,300, is due to gross profit of the Wireless Asset Management segment, acquired in June of 2006. Gross profit for the RFID Technology and Data Storage segments increased over the same quarter of the prior year due to the increase in revenues. Consolidated gross margin increased from 31.5% for the quarter ended December 31, 2005 to 33.2% for the current quarter. The net improvement in gross margin resulted from the Wireless Asset Management margin and improved gross margin of the RFID Technology segment, which increased to 36.6% from 29.9% for the same quarter of the prior year. The Data Storage segment reported a gross margin of 28.4%, a slight decrease when compared to 31.6% of the same quarter in the prior year. Gross margin can be impacted for all segments by economic conditions and specific market pressures. As a result, the margins reported are not considered to be trends.

Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses, excluding corporate expenses, for the current quarter increased to $2,141,000, an increase of $922,100, or 75.7%, when compared to $1,218,900 incurred in the comparable quarter of fiscal year 2006. The increase was due to the newly acquired Wireless Asset Management segment which added $1,235,100 in SG&A expenses for the current quarter. Excluding the Wireless Asset Management segment, SG&A expense decreased by $313,000, or 25.6%, when compared to the comparable quarter of the prior year. Data Storage segment operating expenses decreased by $115,600, or 22.1%, primarily due to the sale of Arraid, Inc. which reduced operating expenses by approximately $50,000 per month. The effect of the Arraid, Inc. decrease in operating expenses was offset by increased commission expense for the remaining Data Storage segment company related to increased current quarter sales.

    RFID Technology segment expenses decreased $197,400, or 28.4%, from $696,000 to $498,600 when compared to the same quarter of the prior year. The reduction was due to approximately $100,000 of engineering development costs related to new technology products that was deferred pursuant to FAS No. 86 and reduced marketing expenses. In addition, the quarter ended December 31, 2005 included a one-time charge for the write down of certain marketing assets.

    Corporate expenses for the three months ended December 31, 2006 decreased $199,600, or 62%, compared to the $320,500 reported in the three months ended December 31, 2005. The decrease was primarily due to a settlement with respect to claims originating from the TSIN litigation that reduced legal fees for the quarter by approximately $200,000.

Operating Loss

    The Operating Loss for the quarter was ($404,900) compared to a loss of ($1,028,300) for the same quarter of the prior year, a decrease of $623,400, or 60.6%. The decrease in Operating Loss is due to the combined improvement in gross profit due to higher sales and decreases in SG&A expenses, including corporate expenses, as noted earlier. The Data Storage segment reported an Operating Profit of $120,900, compared to ($41,400) reported in the comparable quarter of the prior year. The Wireless Asset Management segment has an Operating Loss of ($76,800) for the current quarter; there is no applicable comparison in the prior year. Early in the quarter ended December 31, 2006, the Wireless Asset Management segment experienced a parts availability problem which negatively impacted its ability to ship product. Since the problem has been resolved, this segment is expected to positively contribute to operating results moving forward. The RFID Technology segment decreased its Operating Loss by $338,300 to ($328,100), a decrease of 50.8%, when compared to the Operating Loss reported in the same quarter of the prior year of ($666,400).

Other Income and Expense

    Net interest expense for the quarter amounted to $253,300 compared to interest expense of $21,700 for the same quarter in the prior year. The interest expense increase resulted from increases in the prime rate and an increase in the minimum borrowing limit of our credit line. In addition, the Company realized interest expense during the current quarter on the $4 million term loan financing it completed on September 28, 2006. Other Income increased to $17,800 from $8,200 reported for the comparable quarter of the prior year. The net interest expense and other income resulted in a Net Loss of ($640,400), a decrease of $401,400, or 38.5%, when compared to ($1,041,800) reported for the quarter ended December 31, 2005.

(Loss) Earnings before Dividends, Interest, Depreciation & Amortization (EBITDA)

    The Company believes that (loss) earnings before net interest income, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2007 fiscal year second quarter represents a loss of ($157,200) compared to a loss of ($893,000) for the same quarter of the prior fiscal year, a decrease of 82.4%. A reconciliation of EBITDA to Net Loss for the quarters ended December 31, 2006 and 2005 are presented below:

                                               3 months ended    3 months ended
       EBITDA RECONCILIATION to NET LOSS        December 31,      December 31,
                                                    2006              2005
                                               ---------------   ---------------
    EBITDA                                     $     (157,200)   $     (893,000)

       Net interest expense                          (253,300)          (21,700)
       Depreciation and amortization                 (229,900)         (127,100)

                                               ---------------   ---------------
    NET LOSS                                   $     (640,400)   $   (1,041,800)
                                               ===============   ===============

Dividends

    The Company paid quarterly in-kind Series B Preferred Stock dividends with a value of $19,100 and $17,300 in the quarters ended December 31, 2006 and 2005, respectively.

Net Loss Attributable to Common Stockholders

    Net Loss Attributable to Common Stockholders for the quarter ended
December 31, 2006 amounted to ($659,500), or ($.04) per share, compared to a loss of ($1,059,100), or ($.09) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all segments as the economy improves. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

    (B)     Six months ended 12/31/2006 versus 12/31/2005

Net Sales

    Consolidated Sales for the six months ended December 31, 2006 were $10,726,000, an increase of $7,499,500, or 232.4%, compared to $3,226,500 reported for the comparable period of the previous year. Approximately 97.4%, or $7,307,700 of the total sales increase, is attributed to the Wireless Asset Management segment, acquired effective June 30, 2006. The RFID Technology segment reported sales of $703,000 for the six months ended December 31, 2006 as compared to $235,900 for the same period in the prior year, an increase of $467,100, or 198.0%. The increase in revenue is to due to activity on contracts the Company started to execute during the current quarter. Data Storage segment revenue decreased for the six-month period by $275,300; however, this is due to the sale of one of the businesses in this segment during the first quarter of the current fiscal year. The remaining business in the segment, Excel/Meridian Data, reported an increase in sales for the six-month period of $46,900.

Gross Profit

    Gross profit generated during the six-month period ended December 31, 2006 amounted to $3,655,700, an increase of $2,599,700, or 246.2%, when compared to $1,056,000 reported for the same period of the prior year. The Wireless Asset Management segment contributed $2,693,400 of gross profit during the six-month period, whereas there is no comparable contribution for the same period of the prior year. The RFID Technology segment reported gross profit of $220,500, an increase of $156,000, or 241.9%, when compared to gross profit of $64,500 for the same period of the prior year. The increase is due to increased revenue for new system sales during the current quarter and improved gross margin for the segment. The Data Storage segment reported a decrease in gross profit of $249,700 primarily due to the sale of one of the businesses in this segment during the first quarter of the current fiscal year. The remaining business segment reported a decrease in gross profit for the six-month period of $51,700. Consolidated gross margin increased slightly from 32.7% to 34.1% for the six months ended December 31, 2005 and 2006, respectively. Gross margin can be impacted for all segments by economic conditions and specific market pressures. As a result, the margins reported are not considered to be trends.

Selling, General and Administrative Expenses

    Selling, general, and administrative ("SG&A") expenses, excluding corporate expenses, for the six months ended December 31, 2006 increased to $4,448,600, an 81.3% or $1,994,200 increase, when compared to $2,454,400 incurred in the comparable period of fiscal year 2006. The increase was due to the newly acquired Wireless Asset Management segment which added $2,579,800 in SG&A expenses for the six-month period. Excluding the Wireless Asset Management segment, SG&A decreased by $585,600, or 23.8%, when compared to the comparable quarter of the prior year. Data Storage segment expenses decreased by $222,600, or 20.5%. The net decrease resulted from the sale of Arraid, which reduced expenses by approximately $50,000 per month offset by increased commission expense for the remaining Data Storage segment company as a result of increased sales in the current quarter. RFID Technology segment expenses decreased $363,000, or 26.5%, from $1,369,300 to $1,006,300 when compared to the same six-month period of the prior year. The reduction was due to approximately $200,000 of engineering development costs related to new technology products that was deferred pursuant to FAS No. 86 and reduced marketing expenses. In addition, the six months ended December 31, 2005 included a one time charge for the write down of certain marketing assets.

    Corporate expenses for the six months ended December 31, 2006 of $484,800 reflected a decrease of $197,400, or 29%, when compared to the $682,200 reported in the comparable six months of the prior year. The decrease was primarily due to a settlement with respect to claims originating from the TSIN litigation that reduced legal fees for the six months by approximately $200,000.

Operating Loss

    The Operating Loss for the six-month period was ($1,277,700) compared to a loss of ($2,080,600) for the same six-month period of the prior fiscal year, a decrease of $802,900, or 38.6%. The decreased Operating Loss is due to the combined improvement in gross profit due to higher sales and decreases in SG&A expenses, including corporate expenses, as noted earlier. The Data Storage segment reported an Operating Loss of ($120,700) compared to an operating loss of ($93,600) in the prior fiscal year. The Wireless Asset Management segment had an Operating Profit of $113,600 for the six-month period, whereas there is no applicable comparison for the same period in the prior year. The RFID Technology segment reported an Operating Loss of ($785,800) for the six-month period ended December 31, 2006 as compared to the prior year loss of ($1,304,800), an improvement of $519,000, or 39.8%. The improvement is due to increased sales and gross profit combined with decreased SG&A expenses.

Other Income and Expense

    Net interest expense for the six months ended December 31, 2006 amounted to $339,400 compared to net interest expense of $42,200 for the same six-month period in the prior year. The increase resulted from increases in the prime rate, and an increase in the minimum borrowing limit of our credit line. In addition, the Company realized interest expense during the six-month period on the $4 million term loan financing it completed on September 28, 2006. Other Income increased to $39,600 as compared to $16,800 in the prior six-month period. The majority of the increase is primarily due to the gain on sale of Arraid. The net interest expense and other income resulted in a Net Loss of ($1,577,500) for the six months ended December 31, 2006, as compared to a Net Loss of ($2,106,000) for the same period in the prior year, a decrease of $528,500, or 25%.

(Loss) Earnings before Dividends, Interest, Depreciation & Amortization (EBITDA)

    The Company believes that (loss) earnings before net interest income, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2007 fiscal year six months ended December 31, 2006 represents a loss of ($751,500) compared to a loss of ($1,844,300) for the same quarter of the prior fiscal year, a 59.2% decrease. If the value of stock based compensation charged during the six-month period of $84,700 is considered in the EBITDA determination, the loss would have decreased to ($666,800) compared to a loss of ($1,844,300), a decrease of $1,177,500. A reconciliation of EBITDA to Net Loss for the six months ended December 31, 2006 and 2005 are presented below:

                                               6 months ended    6 months ended
       EBITDA RECONCILIATION to NET LOSS         December 31,      December 31,
                                                     2006              2005
                                               ---------------   ---------------
    EBITDA                                     $     (751,500)   $   (1,844,300)

       Net interest expense                          (339,400)          (42,200)
       Depreciation and amortization                 (486,600)         (219,500)

                                               ---------------   ---------------
    NET LOSS                                   $   (1,577,500)   $   (2,106,000)
                                               ===============   ===============

Dividends

    The Company paid in-kind Series A and Series B Preferred Stock dividends with values of $317,000 and $283,100 in the six months ended December 31, 2006 and 2005, respectively.

Net Loss Attributable to Common Stockholders

    Net Loss Attributable to Common Stockholders for the six months ended December 31, 2006 amounted to ($1,894,500), or ($.12) per share, compared to a loss of ($2,389,100), or ($.22) per share, in the comparable period of the prior year. The Company anticipates improved future operating results in all segments as the economy improves. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

    The Company's current liabilities at December 31, 2006 exceeded current assets by $4,890,300, resulting in negative working capital and a current ratio of .61 to 1. At June 30, 2006 the Company reported negative working capital of $7,179,200, reflecting a current ratio of .48 to 1. The decrease in negative working capital at December 31, 2006 when compared to June 30, 2006 resulted from events during the six months ended December 31, 2006, including the final funding from a $4 million term loan, the sale of Arraid, and the sale of equity.

    The above discussion of negative working capital does not consider the January 30, 2007 subsequent event whereby the Company issued approximately 3.3 million shares of the Company's Class A Common Stock as payment of approximately $5.8 million of current liabilities incurred in the StarTrak acquisition on June 30, 2006. See Note L - Subsequent Events for an additional discussion of the debt conversion to equity.

    Accounts receivable of $2,920,600 at December 31, 2006 reflects an increase of $1,159,900, or 65.8%, when compared to the $1,760,700 reported as consolidated accounts receivable at June 30, 2006. The accounts receivable balance at December 31, 2006 for the Data Storage segment's remaining company represents thirty-two days' sales in receivables compared to nineteen days' sales at June 30, 2006. The increase is due to a higher balance of accounts receivable for the remaining company based on about the same amount of revenue. This is not considered a trend.

    The accounts receivable balance for the Wireless Asset Management segment at December 31, 2006 was $1,991,800 as compared to $919,700 at June 30, 2006, an increase of $1,072,100, or 117%. The increase is due to the high volume of sales for the six-month period and represents thirty-five days' sales in receivables. There is no comparative data for the same period of the prior year since the segment was added effective June 30, 2006.

    The accounts receivable balance at December 31, 2006 for the RFID
Technology segment represents forty-five days' sales in receivables as compared to seventy-three days' sales in receivables at June 30, 2006. The improvement is due to a $62,200 receivable that had a special payment arrangement after allowing the Company to utilize the site for a research and development project and was carried at June 30, 2006 and collected during the second fiscal quarter of the current fiscal year.

    Consolidated inventories at December 31, 2006 amounted to $3,284,000, an increase of $140,100, or 4.4%, when compared to $3,143,900 at June 30, 2006. The inventory balance at December 31, 2006 for the Data Storage segment's remaining company reflected an inventory turnover of 4.8 compared to an inventory turnover of 3.9 at June 30, 2006. The increased turnover is due to the higher volume of sales during the six-month period ended December 31, 2006 and a slight decrease in inventory. The inventory balance at December 31, 2006 for the Wireless Asset Management segment represents an inventory turnover of 6.3. There is no comparative data for the six-month period ended December 31, 2006 since the segment was added effective June 30, 2006. The inventory balance for the Wireless Asset Management segment at December 31, 2006 was $1,457,400 compared to $885,900 at June 30, 2006, an increase of $571,500, or 64.5%. The increase is due to the delay in shipments during the current quarter caused by a vendor quality issue. The issue was resolved late in the quarter ended December 31, 2006 but the company was unable to catch up on shipments. Management does not consider this a trend but rather a timing issue to be reconciled in the third fiscal quarter. The inventory balance of the RFID Technology segment at December 31, 2006 represents inventory turnover of .96 as compared to .51 at June 30, 2006. The inventory turnover improved due to increased sales during the period. The current inventory levels reflect management's continued projected revenue increases for the segment.

    At December 31, 2006, the Company had an outstanding balance of $1,500,000 under a $2.0 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 2%. The line of credit formula is based upon current asset values and is used to finance working capital. At December 31, 2006, the Company had $500,000 available under the line of credit. See Line of Credit Footnote J for additional discussion of the existing line of credit agreement.

    In addition, the Company completed a four-year term loan agreement that provided $4.0 million in additional working capital. The loan requires interest only payments for the first year and bears interest at prime plus 2 1/2%. See Line of Credit Note J for additional discussion of the existing line of credit and Term loan agreements.

    Cash used in operations for the six-month period ended December 31, 2006 was $3,940,100, an increase of $1,951,500, or 98%, when compared to cash used in operations of $1,988,600 for the comparable period ended December 31, 2005. The increase resulted primarily from increases in accounts receivable and reductions in customer advances and accounts payable and accrued liabilities during the current period.

    During the six months ended December 31, 2006, the Company reported cash flows from investing activities of $311,900, compared to $37,100 reported for the six months ended December 31, 2005. The increase is the result of a current period increase in net cash from assets sold offset by increases in purchases of property, plant and equipment and goodwill.

    Cash provided by financing activities for the six months ended December 31, 2006 amounted to $3,315,500, an increase of $1,971,400 compared to the $1,344,100 provided by financing activities for the six months ended December 31, 2005. The increase resulted primarily from increases in proceeds from net borrowings.

    The Company believes that additional cash resources will be required for working capital to achieve planned operating results for fiscal year 2007 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at December 31, 2006. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2007. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - CONTROLS AND PROCEDURES

    An evaluation as of the end of the second quarter of fiscal year 2007 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    The Company continues to be a defendant in litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada corporation ("TSIN"), as described in our Form 10-KSB filed for the year ended June 30, 2006. The court dismissed the initial suit due to lack of prosecution, but allowed the bankruptcy trustee for the plaintiff to re-initiate the suit. The Company believes that allowing re-initiation of the suit was improper and has appealed the order allowing the suit to be re-initiated to an appellate court. In the meantime the re-started suit is pending. The Company's management, in consultation with legal counsel, continues to believe the plaintiff's claims are without merit and the Company will aggressively defend against the action.

    Litigation previously reported as arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., a limited liability company, has been concluded at the trial court level with a order adverse to the Company in an amount of approximately $35,000 (representing less that one percent of the amount claimed by the plaintiffs), plus certain attorney's fees and costs in the amount of approximately $100,000. The Company is currently awaiting a judgment and intends to appeal the judgment when entered. The Company's management, in consultation with legal counsel, believes the Company will be successful upon the appeal.

    The Company intends to pursue legal expense reimbursement from the Plaintiffs in the litigation matters, and has settled litigation against the Company's insurance carrier with respect to claims originating from the TSIN litigation and has received payment from the insurance carrier in the amount of $350,000.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the six months ended December 31, 2006, the Company issued
240,000 shares of Series A Preferred Stock in a private offering, 186,100 shares of Series A Preferred Stock and 3,800 Shares of Series B Preferred Stock as dividend in-kind payments, 20,000 shares of Class A Common Stock for the exercise of existing options and 214,000 shares of Common Stock for services rendered, including loan fees.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders held on January 30, 2007, the following proposals were voted upon and approved by the stockholders.

Proposal #1    Election of Directors
                                    For         Withhold     Total Voting
  Harold S. Carpenter           14,303,797      103,286       14,407,083
  Robert R. Kauffman            14,305,851      102,828       14,408,679
  James T. Hecker               14,283,607      123,476       14,407,083
  Thomas  C. LaVoy              14,285,892      121,191       14,407,083
  John A. Carlson               14,309,370       97,713       14,407,083
  Donald E. Anderson            14,304,127      102,956       14,407,083
  Timothy P. Slifkin            14,302,855      104,228       14,407,083

Proposal #2    Approval of the Alanco 2006 Stock Option Plan.

                                                    Shares
                                                    ------
               For                                8,246,072
               Against                              345,119
               Abstain                               12,722
               Broker not voted                   5,803,398

Proposal #3    Approval of the Alanco 2006 Directors and Officers Stock Option
               Plan.

                                                    Shares
                                                    ------
               For                                8,226,616
               Against                              364,519
               Abstain                               12,778
               Broker not voted                   5,803,398

Proposal #4    Approval of Warrants Issued to Affiliates of the Company to
               Purchase Class A Common Stock from the Company.

                                                    Shares
                                                    ------
               For                                8,312,386
               Against                              270,650
               Abstain                               20,877
               Broker not voted                   5,803,398

Proposal #5 Approval of Issuance of Class A Common Stock as Payment in Lieu of Cash Related to Obligations Incurred in Connection with the Company's Acquisition of StarTrak Systems, LLC.

                                                    Shares
                                                    ------
               For                                8,434,822
               Against                              156,311
               Abstain                               12,781
               Broker not voted                   5,803,397

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

     4. The small business issurer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:    February 14, 2007

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

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:    February 14, 2007
/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1
                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended December 31, 2006 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   February 14, 2007
                                           /s/ Robert R. Kauffman
                                           ----------------------
                                           Robert R. Kauffman
                                           Chief Executive Officer

                                           /s/ John A. Carlson
                                           ----------------------
                                           John A. Carlson
                                           Chief Financial Officer