Form 10QSB
period 2007-03-31
ALANCO TECHNOLOGIES INC
filed 2007-05-15
CIK 98618

ALANCO TECHNOLOGIES, INC.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       ----
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2007 there were 20,159,800 shares, net of treasury shares, of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___ No X

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

                                      INDEX

                                                                    Page Number
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets March 31, 2007 (Unaudited)
       and June 30, 2006..................................................3

  Condensed Consolidated Statements of Operations (Unaudited)
       For the three months ended March 31, 2007 and 2006.................4

  Condensed Consolidated Statements of Operations (Unaudited)
       For the nine months ended March 31, 2007 and 2006..................5

  Condensed Consolidated Statements of Changes in Shareholders' Equity
       (Unaudited) For the nine months ended March 31, 2007...............6

  Condensed Consolidated Statements of Cash Flows (Unaudited)
       For the nine months ended March 31, 2007 and 2006..................7

  Notes to Condensed Consolidated Financial Statements (Unaudited)........9
       Note A - Basis of Presentation and Recent Accounting Pronouncements Note B - Stock Based Compensation
       Note C - Inventories
       Note D - Contracts in Process
       Note E - Deferred Revenue
       Note F - Loss per Share
       Note G - Equity
       Note H - Industry Segment Data
       Note I - Related Party Transactions
       Note J - Line of Credit and Term Loan
       Note K - Litigation
       Note L - Subsequent Events
       Note M - Liquidity

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................17

Item 3. Controls and Procedures..........................................24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................25

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.......25

Item 4. Submission of Matters to a Vote of Security Holders..............25

Item 6. Exhibits.........................................................25

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2007 AND JUNE 30, 2006

                                                March 31, 2007    June 30, 2006
                                                ---------------   --------------
ASSETS                                            (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                    $      119,800    $   1,155,500
   Accounts receivable, net                          2,795,500        1,471,400
   Notes receivable, current                            29,600           31,600
   Cost and estimated earnings in excess
      of billing                                       106,600            -
   Inventories, net                                  3,784,000        2,701,600
   Prepaid expenses and other current assets           357,100          551,000
                                                ---------------   --------------
      Total current assets                           7,192,600        5,911,100
                                                ---------------   --------------
PROPERTY, PLANT AND EQUIPMENT, NET                     247,600          201,100
                                                ---------------   --------------
OTHER ASSETS
   Goodwill, net                                    17,931,700       17,875,100
   Other intangible assets                           2,263,600        2,881,200
   Net assets held for sale                              -              755,500
   Other assets                                        646,800           37,500
                                                ---------------   --------------
      Total other assets                            20,842,100       21,549,300
                                                ---------------   --------------
TOTAL ASSETS                                    $   28,282,300    $  27,661,500
                                                ===============   ==============

LIABILITIES AND  SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Credit Line                                  $    1,850,000    $   1,000,000
   Notes payable, current                              737,500          875,300
   Accounts payable and accrued expense              4,604,200        5,043,200
   Billings in excess of cost and est earnings
      on uncompleted contracts                           -               43,500
   Deferred stock payment, StarTrak                      -            5,715,400
   Customer advances                                     -            1,001,100
   Deferred revenue, current                           932,800          126,000
                                                ---------------   --------------
      Total Current Liabilities                      8,124,500       13,804,500

LONG TERM LIABILITIES
   Notes payable, long term                          5,079,900        2,679,100
   Deferred revenue, long term                         129,000            -
                                                ---------------   --------------
      Total Long-term liabilities                    5,208,900        2,679,100
                                                ---------------   --------------
TOTAL LIABILITIES                                   13,333,400       16,483,600
                                                ---------------   --------------

   Preferred Stock - Series B, 80,700 and
      75,000 shares issued and outstanding,
      respectively                                     795,000          737,500
                                                ---------------   --------------

SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible,
      3,759,800 and 3,122,900 shares issued and
      outstanding, respectively                      4,930,100        3,925,200
   Common Stock- 18,859,800 and 15,261,500
      shares outstanding, net of Treasury Stock
      of 200,500 and 200,000, respectively          84,855,800       78,470,200
   Accumulated deficit                             (75,632,000)     (71,955,000)
                                                ---------------   --------------
      Total shareholders' equity                    14,153,900       10,440,400
                                                ---------------   --------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $   28,282,300    $  27,661,500
                                                ===============   ==============

         See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)

                                                      2007             2006
                                                ---------------   --------------

NET SALES                                       $    4,422,800    $     988,000

   Cost of goods sold                                3,106,200          716,000
                                                ---------------   --------------

GROSS PROFIT                                         1,316,600          272,000

   Selling, general and administrative expense       2,568,800        1,439,100
                                                ---------------   --------------
OPERATING LOSS                                      (1,252,200)      (1,167,100)

OTHER INCOME & (EXPENSES)
   Interest expense, net                              (211,800)         (23,700)
   Other income, net                                    17,200           60,200
                                                ---------------   --------------
LOSS FROM CONTINUING OPERATIONS                     (1,446,800)      (1,130,600)

INCOME FROM DISCONTINUED OPERATIONS                      -              138,500

   Preferred stock dividends - paid in kind           (335,700)        (281,500)
                                                ---------------   --------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $   (1,782,500)   $  (1,273,600)
                                                ===============   ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
   - Net loss attributable to common
     shareholders                               $        (0.10)   $       (0.11)
                                                ===============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          17,968,600       12,044,800
                                                ===============   ==============

         See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED MARCH 31, (Unaudited)

                                                      2007             2006
                                                ---------------   --------------

NET SALES                                       $   15,115,000    $   3,858,400

   Cost of goods sold                               10,172,100        2,757,700
                                                ---------------   --------------

GROSS PROFIT                                         4,942,900        1,100,700

   Selling, general and administrative expense       7,389,500        4,216,300
                                                ---------------   --------------

OPERATING LOSS                                      (2,446,600)      (3,115,600)

OTHER INCOME & (EXPENSES)
   Interest expense, net                              (551,100)         (66,400)
   Other income, net                                    56,800           77,300
                                                ---------------   --------------
LOSS FROM CONTINUING OPERATIONS                     (2,940,900)      (3,104,700)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS             (83,200)           6,500

   Preferred stock dividends - paid in kind           (652,900)        (564,600)
                                                ---------------   --------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $   (3,677,000)   $  (3,662,800)
                                                ===============   ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
   - Net loss attributable to common
     shareholders                               $        (0.22)   $       (0.32)
                                                ===============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          16,441,500       11,340,700
                                                ===============   ==============

         See accompanying notes to the consolidated financial statements

                                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                FOR THE NINE MONTHS ENDED MARCH 31, 2007 (unaudited)
                                                                    SERIES A
                                           COMMON STOCK          PREFERRED STOCK       TREASURY STOCK      ACCUMULATED
                                       SHARES       AMOUNT      SHARES       AMOUNT   SHARES    AMOUNT      DEFICIT      TOTAL



Balances, June 30, 2006              15,461,500  $ 78,845,300  3,122,900  $ 3,925,200 200,000  $(375,100) $(71,955,000) $10,440,400

   Shares issued for services             4,000         5,500      -            -       -          -             -            5,500
   Shares issued for loan fees          210,000       267,200      -            -       -          -             -          267,200
   Shares issued for options
      exercised                          48,000        44,200      -            -       -          -             -           44,200
   Shares issued-StarTrak Deferred
      Stock Payment                   3,280,000     5,715,400      -            -       -          -             -        5,715,400
   Conversion of note payable to
      equity                             56,800       107,000      -            -       -          -             -          107,000
   Fractional shares eliminated and
      purchased in reverse split          -             -          -            -         500       (100)        -             (100)
   Value of warrant issued for loan
      fees                                -           119,300      -            -       -          -             -          119,300
   Value of stock based compensation      -           127,100      -            -       -          -             -          127,100
   Private offering, net of expenses      -             -        240,000      409,500   -          -             -          409,500
   Preferred dividends,
      paid in kind - A                    -             -        396,900      595,400   -          -          (595,400)       -
   Preferred dividends,
      paid in kind - B                    -             -          -            -       -          -           (57,500)     (57,400)
   Net loss                               -             -          -            -       -          -        (3,024,100)   3,024,200)

Balances, March 31, 2007             19,060,300  $ 85,231,000  3,759,800  $ 4,930,100 200,500  $(375,200) $(75,632,000) $14,153,900
                                     ==========  ============  =========  =========== =======  ========== ============= ============

                                            See accompanying notes to the consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MARCH 31, (Unaudited)

                                                      2007             2006
                                                ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations              $   (2,940,900)   $  (3,104,700)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                    733,300          301,200
      Gain on Sale - Data Storage Assets               (18,300)           -
      Stock-based Compensation                         127,100            -
      Stock issued for services                          5,500           51,100
      (Loss) Income from discontinued
        operations                                     (83,200)           6,500
      Income from assets held for sale                 (29,000)         (23,600)
   Changes in:
      Accounts receivable, net                      (1,324,100)         166,000
      Inventories, net                              (1,082,400)        (328,600)
      Costs in excess of billings and estimated
        earnings on uncompleted contracts             (106,600)           -
      Prepaid expenses and other current assets        192,800         (147,600)
      Accounts payable and accrued expenses           (439,000)         214,500
      Deferred revenue                                 935,800          (12,700)
      Billings and estimated earnings in excess
        of costs on uncompleted contracts              (43,500)          27,700
      Customer Advances                             (1,001,100)           -
      Other assets                                    (222,700)           8,200
                                                ---------------   --------------
      Net cash used in operating activities         (5,296,300)      (2,842,000)
                                                ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net cash from assets sold                        806,200           77,200
      Net cash forfeited in sale                        (2,600)           -
      Goodwill                                         (56,600)           -
      Collection of notes receivable, net                2,000           54,900
      Purchase of property, plant and equipment       (158,100)         (80,000)
      Patent renewal and other                          (4,100)             900
                                                ---------------   --------------
      Net cash provided by investing activities        586,800           53,000
                                                ---------------   --------------

         See accompanying notes to the consolidated financial statements

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 FOR THE NINE MONTHS ENDED MARCH 31, (Continued)

                                                      2007             2006
                                                ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) advances on line of credit         850,000          495,500
   Repayment on borrowings                          (2,747,400)        (236,000)
   Proceeds from notes payable                       5,117,500            -
   Proceeds from sale of equity instruments            453,700        1,989,500
                                                ---------------   --------------
      Net cash provided by financing activities      3,673,800        2,249,000
                                                ---------------   --------------

NET (DECREASE) IN CASH                              (1,035,700)        (540,000)

CASH AND CASH EQUIVALENTS, beginning of period       1,155,500          737,300
                                                ---------------   --------------

CASH AND CASH EQUIVALENTS, end of period        $      119,800    $     197,300
                                                ===============   ==============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Net cash paid during the period for interest $      185,200    $      47,400
                                                ===============   ==============

   Non-Cash Activities:
      Value of stocks and warrants issued for
         services and prepayments               $      519,100    $     135,100
                                                ===============   ==============
      Value of shares issued - Startrak
         Deferred Stock payment                 $    5,715,400    $       -
                                                ===============   ==============
      Value of stock issued for note payable
         conversion                             $      107,000    $       -
                                                ===============   ==============
      Valuation adjustment                      $        -        $     (64,700)
                                                ===============   ==============

      Series B preferred stock dividend,
         paid in kind                           $       57,500    $      52,000
                                                ===============   ==============

      Series A preferred stock dividend,
         paid in kind                           $      595,400    $     512,500
                                                ===============   ==============

         See accompanying notes to the consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2007

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

         The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the third quarter and nine month period ended March 31, 2007 of fiscal 2007 includes compensation expense for all stock-based compensation awards granted during the quarter, or granted in a prior quarter if not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after July, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

         o Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

         o Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans in the nine months ended March 31, 2006. For purposes of pro forma disclosures, the value of the options granted during the period is estimated using the Black-Scholes option-pricing formula and expensed in the period of grant whether or not the options were vested. The following pro forma information sets forth the net loss and net loss per share assuming that the Company had used the SFAS 123 fair value method in accounting for stock options during the nine months ended March 31, 2006:

                                                         9 months ended
                                                         March 31, 2006
                                                         --------------

Net loss, as reported                                    $  (3,662,800)

Add: Stock-based employee compensation expense included
     in reported income
Deduct: Total stock-based employee compensation expense
     determined under fair value based methods, net of
     related tax effects                                      (525,000)
                                                         --------------
Pro Forma net loss                                       $  (4,187,800)
                                                         ==============
Net loss per common share, basic and diluted
         As reported                                     $       (0.32)
                                                         ==============
         Pro forma                                       $       (0.37)
                                                         ==============

Weighted Average Shares Outstanding
         Basic and Diluted                                  11,340,700
                                                         ==============

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

         In September 2006, the FASB issued SFAS 157 "Fair Value Measurements", which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for the Company in July 2008. The Company is currently evaluating the impact of this Statement on our consolidated financial statements, but we do not expect SFAS 157 to have a material effect.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

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

         Assumptions for awards of options granted during the nine months ended March 31, 2007 were:

                                                           Awards Granted
                                                          Nine months ended
                                                            March 31, 2007
                                                          -----------------
      Dividend yield                                              0%
      Expected volatility                                        80%
      Weighted-average volatility                                80%
      Risk-free interest rate                                   4 1/2%
      Expected life of options (in years)                      3.2 - 3.4
      Weighted average grant-date fair value                    $0.78

         The following table summarizes the Company's stock option activity during the first nine months of fiscal 2007:

                                                           Weighted Average
                                        Weighted Average      Remaining        Aggregate     Aggregate
                              Shares     Exercise Price      Contractual         Fair        Intrinsic
                                            Per Share          Term (1)          Value        Value(2)

Outstanding July 1, 2006    5,721,000         $1.98              5.82         $3,597,300         -
   Granted                    278,000         $1.47                -             185,300         -
   Exercised                  (48,000)        $0.92                -             (30,400)        -
   Forfeited or expired      (105,200)        $3.31                -             (66,100)        -
Outstanding March 31, 2007  5,845,800         $1.94              5.09         $3,686,100    $3,109,200
                            ==========   ===============   ================   ===========   ===========
Exercisable March 31, 2007  4,654,800         $1.99              5.29         $2,934,200    $1,784,500
                            ==========   ===============   ================   ===========   ===========

(1)  Remaining contractual term presented in years.
(2)  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2007, for those awards that have an exercise price currently below the closing price as of March 30, 2007 of $2.24.

Note C - Inventories

         Inventories are recorded at the lower of cost or market. The composition of Inventories as of March 31, 2007 and June 30, 2006 (excluding inventories included in net assets held for sale at June 30, 2006) are summarized as follows:

                                             March 31,            June 30,
                                                2007                2006
                                          ---------------     ---------------
                                            (unaudited)
Raw materials and purchased parts         $    4,046,300      $    2,915,600
Finished goods                                    75,300             101,000
                                          ---------------     ---------------
                                               4,121,600           3,016,600
Less reserves for obsolescence                  (337,600)           (315,000)
                                          ---------------     ---------------
                                          $    3,784,000      $    2,701,600
                                          ===============     ===============

Note D - Contracts In Process

         Costs incurred, estimated earnings and billings in the RFID Technology segment, related to contracts for the installation of TSI PRISM systems in process at March 31, 2007 and June 30, 2006 consist of the following:

                                             March 31,            June 30,
                                                2007                2006
                                           --------------     ---------------
                                            (unaudited)
Costs incurred on uncompleted contracts    $     529,300      $       97,100
Estimated gross profit earned to date            177,800              19,900
                                           --------------     ---------------
Revenue earned to date                           707,100             117,000
Less: Billings to date                          (600,500)           (160,500)
                                           --------------     ---------------
Costs and estimated earnings/(billings)
   in excess of billings/(costs and
   estimated earnings)                     $     106,600      $      (43,500)
                                           ==============     ===============

Note E - Deferred Revenue

         Deferred Revenues at March 31, 2007 and June 30, 2006 consist of the following:

                                             March 31,            June 30,
                                                2007                2006
                                           --------------     ---------------
                                            (unaudited)
Extended warranty revenue                  $   1,061,800      $      126,000
Less - current portion                          (932,800)           (126,000)
                                           --------------     ---------------
Deferred revenue - long term               $     129,000      $        -
                                           ==============     ===============

Note F - Loss Per Share

         Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2007 there were 4,999,000 potentially dilutive securities outstanding.

Note G - Equity

         The Company's annual meeting of shareholders was held on January 30, 2007. Proposals voted upon and approved included Proposal #5 - "Approval of Issuance of Class A Common Stock as Payment in Lieu of Cash Related to Obligations Incurred in Connection with the Company's Acquisition of StarTrak Systems, LLC," resulting in the Company issuing, in January 2007, 3,280,000 shares of Class A Common Stock in payment of $5,715,400 in "Deferred stock payment, StarTrak" and 56,800 shares issued for payment of $107,000 notes payable acquired in the acquisition. The acquisition of StarTrak Systems, LLC, which became effective June 30, 2006, is more fully discussed in the Company's Form 10-KSB filed for the year ended June 30, 2006.

         During the nine months ended March 31, 2007, the Company issued, in addition to the 3,336,800 discussed above, a total of 262,000 shares of the Company's Class A Common Stock. Included were 4,000 shares issued for services valued at $5,500, 48,000 shares issued in connection with the exercise of employee stock options and 210,000 shares issued as financing costs in conjunction with a $4 million term loan transaction valued at fair market value on date of issue at $267,200, net of a $5,000 payment made by the lender. Warrants to purchase 283,500 shares of the Company's Class A Common Stock at a strike price of $1.80 (valued at $119,300) were also issued in conjunction with the term loan. The net value of stock and warrants issued in conjunction with the term loan has been recorded and will be amortized over the loan period as interest expense.

         The value of employee stock-based compensation recognized for the nine months ended March 31, 2007 amounted to $127,100. The Company initiated the expensing of stock-based compensation on July 1, 2006. See Note A - Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

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

         The Company declared and paid dividends-in-kind on the Company's preferred shares through the issuance of 396,900 shares of Series A Preferred Stock valued at $595,400 and 5,700 shares of Series B Preferred Stock valued at $57,500. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2006.

Note H -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

                                               Nine Months ended 3/31         Three Months ended 3/31
                                                2007           2006            2007            2006
Revenue
   Data Storage                             $ 3,556,900    $ 3,537,100     $   875,400    $   902,700
   Wireless Asset Management                 10,708,600            n/a       3,400,900            n/a
   RFID Technology                              849,500        321,300         146,500         85,300
                                            ------------   ------------    -----------    ------------
  Total Revenue                             $15,115,000    $ 3,858,400     $ 4,422,800    $   988,000
                                            ============   ============    ===========    ============

Gross Profit
   Data Storage                             $   814,500    $ 1,015,900     $   101,900    $   251,700
   Wireless Asset Management                  3,866,000            n/a       1,172,700            n/a
   RFID Technology                              262,400         84,800          42,000         20,300
                                            ------------   ------------    ------------   ------------
  Total Gross Profit                        $ 4,942,900    $ 1,100,700     $ 1,316,600    $   272,000
                                            ============   ============    ============   ============

Gross Margin
   Data Storage                                  22.9%          28.7%           11.6%          27.9%
   Wireless Asset Management                     36.1%            n/a           34.5%            n/a
   RFID Technology                               30.9%          26.4%           28.7%          23.8%
                                            ------------   ------------    ------------   ------------
  Overall Gross Margin                           32.7%          28.5%           29.8%          27.5%
                                            ============   ============    ============   ============

Selling, General and Administrative Expense
   Data Storage                             $ 1,082,900    $ 1,030,000     $   333,100    $   304,300
   Wireless Asset Management                  3,767,900            n/a       1,188,000            n/a
   RFID Technology                            1,603,300      2,062,300         597,000        692,900
                                            ------------   ------------    ------------   ------------
  Total Segment Operating Expen             $ 6,454,100    $ 3,092,300     $ 2,118,100    $   997,200
                                            ============   ============    ============   ============

Operating Profit (Loss)
   Data Storage                             $  (268,400)   $   (14,100)    $  (231,200)   $   (52,600)
   Wireless Asset Management                     98,100            n/a         (15,300)          n/a
   RFID Technology                           (1,340,900)    (1,977,500)       (555,000)      (672,600)
   Corporate Expense, net                      (935,400)    (1,124,000)       (450,700)      (441,900)
                                            ------------   ------------    ------------   ------------
  Operating Loss                            $(2,446,600)   $(3,115,600)    $(1,252,200)   $(1,167,100)
                                            ============   ============    ============   ============

Depreciation and Amortization
   Data Storage                             $    16,200    $    18,200     $     5,900    $     5,200
   Wireless Asset Management                    482,500            n/a         159,900            n/a
   RFID Technology                              232,500        280,500          81,200         75,100
   Corporate                                      2,100          2,500             700            700
                                            ------------   ------------    ------------   ------------
  Total Depreciation and Amortization       $   733,300    $   301,200     $   247,700    $    81,000
                                            ============   ============    ============   ============

                                           Mar. 31, 2007   June 30, 2006

Accounts Receivable
   Data Storage                             $   473,000    $   356,100
   Wireless Asset Management                  1,937,200        919,700
   RFID Technology                              367,900        178,300
   Corporate                                     17,400         17,300
                                            ------------   ------------
  Total Accounts Receivable                 $ 2,795,500    $ 1,471,400
                                            ============   ============

Inventories
   Data Storage                             $   852,000    $   875,200
   Wireless Asset Management                  1,612,600        885,900
   RFID Technology                            1,319,400        940,500
                                            ------------   ------------
  Total Inventories                         $ 3,784,000    $ 2,701,600
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

         During the first quarter of fiscal 2007, the Company sold its wholly owned subsidiary, Arraid, Inc., to a trust controlled by Donald E. Anderson, a director of the Company, for cash of approximately $456,400. The transaction was completed in conformance with a fairness opinion letter received by the Company.

Note J - Line of Credit and Term Loan

         At March 31, 2007, the Company had an outstanding balance under the line of credit agreement of $1,850,000. The balance is under a $2.0 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and last modified in June 2006. Under the Agreement, the Company must maintain a minimum balance due under the line of at least $1.5 million through the July 1, 2007 expiration date. Under the Agreement, the lender has the unilateral right to reduce the line of credit Agreement to $1.5 million, at which time the minimum outstanding balance under the Agreement reduces from $1.5 to $1.0 million. At March 31, 2007, the Company had $150,000 available under the line of credit agreement.

         The Company completed a $4 million term loan financing on September 28, 2006 with ComVest Capital LLC, to be used to repay short-term notes and provide working capital to fund operations. Provisions for the four-year loan include interest only payments for the first year with the loan balance amortized over the remaining three-year period. The loan bears interest at prime plus two and one-half percent per annum, currently 10.75%, matures in September 2010 and is secured by the Company assets. Closing fees and expenses related to the transaction paid in cash, common stock and warrants amounted to $532,800. The costs will be amortized over the term of the loan. The loan transaction was reported via Form 8-K filed on October 3, 2006, including the applicable loan documents.

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

         The Company has settled litigation against the Company's insurance carrier with respect to claims originating from the TSIN litigation and has received payment from the insurance carrier in the amount of $350,000.

Note L - Subsequent Events

          Subsequent to March 31, 2007, the Company issued 1,300,000 shares of its Class A Common Stock receiving approximately $2.5 million, net of expenses. 564,000 shares were issued pursuant to the exercise of warrants and employee stock options generating approximately $1,048,000 and 736,000 shares were issued in a private offering to several qualified investors for approximately $1,468,000, net of expenses.

Note M - Liquidity

         Through March 31, 2007, the Company had sustained recurring losses from operations, and as of March 31, 2007, the Company has a deficit working capital position. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2007, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. As a result, the Company's independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2006. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations

(A)      Three months ended March 31, 2007 versus March 31, 2006

Net Sales
         Consolidated sales for the third fiscal year quarter ended March 31, 2007 were $4,422,800, an increase of $3,434,800, or 347.7%, versus comparable quarter sales of $988,000 for the third quarter of the prior year. The increase in sales primarily resulted from the $3,400,900 of added sales reported by the Wireless Asset Management segment, acquired effective June 30, 2006. Revenues from the RFID Technology segment for the quarter increased to $146,500 from $85,300, an increase of $61,200 or 71.7% as compared to revenues for the comparable quarter of the prior year. The improvement in the RFID Technology segment reflects recent activity on execution of contracts the Company started during the current fiscal year. Revenues from the Data Storage segment decreased to $875,400 from $902,700, a decrease of $27,300, or 3%, when compared to sales in the same quarter of the prior year. The Data Storage segment revenues for both periods reflect only Excel/Meridian Data ("Excel"), the company's remaining business in this segment after the sale of Arraid, Inc. during the first quarter of the current fiscal year. As a result of the adoption of SAB 108 during the quarter, the Company recorded an adjustment to increase deferred revenue relative to extended warranty sales. The Company had previously recognized a portion of its extended warranty revenue in the period of sale, as opposed to over the term of the warranty coverage. The adjustment, representing the cumulative effect, decreased net sales in the current quarter by approximately $150,000. The practice had occurred over a number of years and the effect on individual prior reporting periods was deemed to be immaterial.

Gross Profit
         Gross profit reported during the quarter amounted to $1,316,600, an increase of $1,044,600, or 384%, when compared to $272,000 reported for the same quarter of the prior year. Approximately 89% of the increase, or $1,172,700, is due to gross profit of the Wireless Asset Management segment, acquired in June of 2006. Gross profit for the RFID Technology segment increased to $42,000 as compared to $20,300 for the prior year's quarter and is a result of the additional revenue in the current quarter. The Data Storage segment gross profit decreased $149,800 to $101,900 compared to $251,700 in the same quarter of the prior year. This decrease in gross profit is a result of the one-time adjustment to net sales. Consolidated gross margin increased from 27.5% for the quarter ended March 31, 2006 to 29.8% for the current quarter. The net improvement in gross margin resulted from the Wireless Asset Management margin and improved gross margin of the RFID Technology segment, which increased to 28.7% from 23.8% for the same quarter of the prior year. The Data Storage segment gross margin for the quarter ended March 31, 2007 was 11.6% as compared to 27.9% for the same quarter of the prior fiscal year. Again, the current period gross margin was negatively impacted by the one-time adjustment mentioned above and therefore is not considered a trend. Excluding the one-time adjustment, gross margin for the Data Storage Segment would have been 28.8%. Gross margin can be impacted for all segments by economic conditions and specific market pressures. As a result, the margins reported are not considered to be trends.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses, excluding corporate expenses, for the current quarter increased to $2,118,100, an increase of $1,120,900, or 112.4%, when compared to $997,200 incurred in the comparable quarter of fiscal year 2006. The increase was due to the newly acquired Wireless Asset Management segment which added $1,188,000 in SG&A expenses for the current quarter. Excluding the Wireless Asset Management segment, SG&A expense decreased by $67,100, or 6.7%, when compared to the comparable quarter of the prior year.

         The decrease resulted primarily from a decrease in RFID Technology segment expenses of $95,900, or 13.8%, from $692,900 to $597,000 when compared to the same quarter of the prior year. The reduction was due to approximately $50,000 of engineering development costs related to new technology products that was deferred pursuant to FAS No. 86 and reduced marketing expenses. Data Storage segment operating expenses increased by $28,800, or 9.5%. The increase is primarily due to increased marketing expenses.

Operating Loss
         The Operating Loss for the quarter was ($1,252,200) compared to a loss of ($1,167,100) for the same quarter of the prior year, an increase of $85,100, or 7.3%. The increase in Operating Loss is primarily due to the increased loss in the Data Storage segment resulting from an approximately $150,000 one-time adjustment to its deferred warranty revenues, discussed above. The Data Storage segment reported an Operating Loss of ($231,200), compared to ($52,600) reported in the comparable quarter of the prior year. The Wireless Asset Management segment has an Operating Loss of ($15,300) for the current quarter; there is no applicable comparison in the prior year. The RFID Technology segment decreased its Operating Loss by $117,600 to ($555,000), a decrease of 17.5%, when compared to the Operating Loss reported in the same quarter of the prior year of ($672,600).

Other Income and Expense
         Net interest expense for the quarter increased to $211,800 compared to interest expense of $23,700 for the same quarter in the prior year. The increase was primarily due to interest expense in the current quarter on the $4 million term loan financing the Company completed on September 28, 2006. In addition, interest expense increased due to increases in the prime rate and an increase in the minimum borrowing limit of our credit line. Other Income was $17,200 versus $60,200 reported for the comparable quarter of the prior year which included a $50,000 recovery of bad debt. The net interest expense and other income resulted in a Loss From Continuing Operations of ($1,446,800), an increase of $316,200, or 28%, when compared to ($1,130,600) reported for the quarter ended March 31, 2006.

(Loss) Earnings before Dividends, Interest, Depreciation & Amortization (EBITDA) The Company believes that (loss) earnings before net interest income, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2007 fiscal year third quarter represents a loss of ($987,300) compared to a loss of ($1,025,900) for the same quarter of the prior fiscal year, a decrease of 3.7%. A reconciliation of EBITDA to Loss From Continuing Operations for the quarters ended March 31, 2007 and 2006 is presented below:

            EBITDA RECONCILIATION to LOSS FROM CONTINUING OPERATIONS

                                           3 months ended    3 months ended
                                              March 31,         March 31,
                                                2007              2006
                                           --------------    --------------
      EBITDA                               $   (987,300)     $ (1,025,900)

         Net interest expense                  (211,800)          (23,700)
         Depreciation and amortization         (247,700)          (81,000)
                                           --------------    --------------
      LOSS FROM CONTINUING OPERATIONS      $ (1,446,800)     $ (1,130,600)
                                           ==============    ==============

Dividends
         The Company paid quarterly in-kind Series A and Series B Preferred Stock dividends with values of $335,700 and $281,500 in the quarters ended March 31, 2007 and 2006, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended March 31, 2007 amounted to ($1,782,500), or ($.10) per share, compared to a loss of ($1,273,600), or ($.11) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

(B)      Nine months ended March 31, 2007 versus March 31, 2006

Net Sales
         Consolidated Sales for the nine months ended March 31, 2007 were $15,115,000, an increase of $11,256,600, or 291.7%, compared to $3,858,400 reported for the comparable period of the previous year. Approximately 95.1%, or $10,708,600 of the total sales increase, is attributed to the Wireless Asset Management segment, acquired effective June 30, 2006. The RFID Technology segment reported sales of $849,500 for the nine months ended March 31, 2007 as compared to $321,300 for the same period in the prior year, an increase of $528,200, or 164.4%. The increase in revenue is to due to activity on contracts the Company started to execute during the current fiscal year. Data Storage segment revenue increased $19,800, or .6%, for the nine-month period. The Data

Storage segment revenues for both periods reflect only those for Excel/Meridian Data, the Company's remaining business in this segment. As a result of the adoption of SAB 108 during the quarter, the Company recorded an adjustment to increase deferred revenue relative to extended warranty sales. The Company had previously recognized a portion of its extended warranty revenue in the period of sale, as opposed to over the term of the warranty coverage. The adjustment, representing the cumulative effect, decreased net sales in the current quarter by approximately $150,000. The practice had occurred over a number of years and the effect on individual prior reporting periods was deemed to be immaterial. Without this adjustment, the Data Storage segment would have experienced an increase in sales of approximately 4.8% over the comparable period of the prior year.

Gross Profit
         Gross profit generated during the nine-month period ended March 31, 2007 amounted to $4,942,900, an increase of $3,842,200, or 349.1%, when compared to $1,100,700 reported for the same period of the prior year. The Wireless Asset Management segment contributed $3,866,000 of gross profit during the nine-month period, whereas there is no comparable contribution for the same period of the prior year. The RFID Technology segment reported gross profit of $262,400, an increase of $177,600, or 209.4%, when compared to gross profit of $84,800 for the same period of the prior year. The increase is due to increased revenue for new system sales during the period and improved gross margin for the segment. The Data Storage segment reported a decrease in gross profit of $201,400 which was the result of a decrease in gross margin to 22.9% versus 28.7% in the same period of the prior year. The decrease in gross margin and gross profit is primarily due to the one-time adjustment made in the current quarter discussed above and therefore is not considered a trend. Gross margins from all business segments can be impacted by economic conditions and specific market pressures. As a result, the changes in margins reported are not considered to be trends.

Selling, General and Administrative Expenses
         Selling, general, and administrative ("SG&A") expenses, excluding corporate expenses, for the nine months ended March 31, 2007 increased to $6,454,100, a 108.7% or $3,361,800 increase, when compared to $3,092,300 incurred in the comparable period of fiscal year 2006. The increase was due to the newly acquired Wireless Asset Management segment which added $3,767,900 in SG&A expenses for the nine-month period. Excluding the Wireless Asset Management segment, SG&A decreased by $406,100, or 13.1%, when compared to the comparable quarter of the prior year. The decrease resulted from a decrease in RFID Technology segment SG&A expenses of $459,000, or 22.3%, from $2,062,300 to $1,603,300 when compared to the same nine month period of the prior year. The reduction was due to approximately $240,000 of engineering development costs related to new technology products that was deferred pursuant to FAS No. 86 and reduced marketing expenses. In addition, the nine-months ended March 31, 2006 included a one time charge for the write down of certain marketing assets. The RFID Technology segment decrease was offset by an increase in Data Storage segment expenses of $52,900, or 5.1%, due primarily to an increase in advertising expense related to the promotion of a new product line introduced during the period.

         Corporate expenses for the nine months ended March 31, 2007 of $935,400 reflected a decrease of $188,600, or 16.8%, when compared to the $1,124,000 reported in the comparable nine months of the prior year. The decrease was primarily due to a settlement with respect to claims originating from the TSIN litigation that reduced legal fees for the nine months by approximately $200,000.

Operating Loss
         The Operating Loss for the nine-month period was ($2,446,600) compared to a loss of ($3,115,600) for the same nine-month period of the prior fiscal year, a decrease of $669,000, or 21.5%. The decreased Operating Loss is due to the combined improvement in gross profit due to higher sales and decreases in SG&A expenses, including corporate expenses, as noted earlier. The Wireless Asset Management segment had an Operating Profit of $98,100 for the nine-month period, whereas there is no applicable comparison for the same period in the prior year. The Data Storage segment reported an Operating Loss of ($268,400) compared to an Operating Loss of ($14,100) in the prior fiscal year and is the result of reduced gross profit as explained above. The RFID Technology segment reported an Operating Loss of ($1,340,900) for the nine-month period ended March 31, 2007, as compared to the prior year loss of ($1,977,500), an improvement of $636,600, or 32.2%. The improvement is due to increased sales and gross profit combined with decreased SG&A expenses.

Other Income and Expense
         Net interest expense for the nine months ended March 31, 2007 amounted to $551,100 compared to net interest expense of $66,400 for the same nine-month period in the prior year. The increase resulted from increases in the prime rate and an increase in the minimum borrowing limit of our credit line. In addition, the Company realized interest expense during the nine-month period on the $4 million term loan financing it completed on September 28, 2006. Other Income was $56,800 as compared to $77,300 in the prior nine-month period which included a $50,000 recovery of bad debt. The net interest expense and other income resulted in a Loss From Continuing Operations of ($2,940,900) for the nine months ended March 31, 2007, as compared to a Loss From Continuing Operations of ($3,104,700) for the same period in the prior year, a decrease of $163,800, or 5.3%.

(Loss) Earnings before Dividends, Interest, Depreciation & Amortization (EBITDA) The Company believes that (loss) earnings before net interest income, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2007 fiscal year nine months ended March 31, 2007 represents a loss of ($1,656,500) compared to a loss of ($2,737,100) for the same period of the prior fiscal year, a 39.5% decrease. If the value of stock based compensation charged during the nine-month period of $127,100 is considered in the EBITDA determination, the loss would have been reduced to ($1,529,400). A reconciliation of EBITDA to Loss From Continuing Operations for the nine months ended March 31, 2007 and 2006 is presented below:

            EBITDA RECONCILIATION to LOSS FROM CONTINUING OPERATIONS

                                           9 months ended    9 months ended
                                              March 31,          March 31,
                                                2007               2006
                                           --------------    --------------
      EBITDA                               $ (1,656,500)     $ (2,737,100)

         Net interest expense                  (551,100)          (66,400)
         Depreciation and amortization         (733,300)         (301,200)
                                           --------------    --------------
      LOSS FROM CONTINUING OPERATIONS      $ (2,940,900)     $ (3,104,700)
                                           ==============    ==============

Loss From Discontinued Operations and Dividends
         The Company reported a loss from discontinued operations for the nine-month period ended March 31, 2007 of $83,200, representing the losses incurred by one of the Data Storage Segment businesses prior to its sale in September 2006. During the comparable period in the prior year, that business entity reported an income of $6,500.

         The Company paid in-kind Series A and Series B Preferred Stock dividends with values of $652,900 and $564,600 in the nine months ended March 31, 2007 and 2006, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the nine months ended March 31, 2007 amounted to ($3,677,000), or ($.22) per share, compared to a loss of ($3,662,800), or ($.32) per share, in the comparable period of the prior year. The Company anticipates improved future operating results in all segments as the economy improves. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current liabilities at March 31, 2007 exceeded current assets by $931,900, resulting in negative working capital and a current ratio of ..89 to 1. The comparable negative net working capital June 30, 2006 was $7,893,400, reflecting a current ratio of .43 to 1. The improvement in current ratio at March 31, 2007 versus comparable negative net working capital at June 30, 2006 resulted primarily from the issuance of 3,280,000 shares of Class A Common Stock in payment of approximately $5.7 million in a deferred stock payment related to the StarTrak Systems acquisition, the funding from a $4 million term loan, the sale of Arraid, Inc. and the sale of equity, offset by the funding of operating losses.

         Accounts receivable of $2,795,500 at March 31, 2007 reflects an increase of $1,324,100, or 90%, when compared to the $1,471,400 reported as consolidated accounts receivable at June 30, 2006 (excludes $289,300 presented as assets held for sale related to a data storage subsidiary that was sold during the quarter ended September 30, 2006). The accounts receivable balance at March 31, 2007 for the Data Storage segment's remaining company represents twenty-six days' sales in receivables, an increase compared to nineteen days' sales at June 30, 2006. The increase is due to a higher balance of accounts receivable for the remaining data storage company based on about the same amount of sales. The days' sales calculation can be significantly effected by the proportion of credit card sales in the last month of the reporting period and therefore, the increase in days' sales for the Data Storage segment is not considered a trend.

         The accounts receivable balance for the Wireless Asset Management segment at March 31, 2007 was $1,937,200 as compared to $919,700 at June 30, 2006, an increase of $1,017,500, or 110.6%. The increase is due to the high volume of sales for the nine-month period and represents thirty-five days' sales in receivables. There is no comparative data for the same period of the prior year since the segment was added effective June 30, 2006; however, the days' sales in receivables for the quarter ended December 31, 2006 also represented thirty-five days in receivables.

         The accounts receivable balance at March 31, 2007 for the RFID Technology segment represents eighty-four days' sales in receivables as compared to seventy-three days' sales in receivables at June 30, 2006. The increase in days' sales in receivables is primarily due to one past due invoice which was collected in April 2007.

         Consolidated inventories at March 31, 2007 amounted to $3,784,000, an increase of $1,082,400, or 40.1%, when compared to $2,701,600 at June 30, 2006.
The $2,701,600 June 30, 2006 balance has been reduced by $442,400, the amount associated with a data storage subsidiary that had been sold. The inventory balance at March 31, 2007 for the Data Storage segment's remaining company reflected an inventory turnover of 4.3 compared to an inventory turnover of 3.9 at June 30, 2006. The slight increase in turnover resulted primarily from a decrease in inventory. The inventory balance at March 31, 2007 for the Wireless Asset Management segment represents an inventory turnover of 4.7. There is no comparative data for the nine-month period ended March 31, 2006 since the segment was added effective June 30, 2006; however, inventory turnover for the quarter ended December 31, 2006 was 6.3. The reduction in inventory turnover was due to increased inventory purchases related to new product lines and purchase of specific inventory components in anticipation of increased sales. The inventory balance for the Wireless Asset Management segment at March 31, 2007 was $1,612,600 compared to $885,900 at June 30, 2006, an increase of $726,700, or 82%.

         The inventory balance of the RFID Technology segment at March 31, 2007 represents inventory turnover of .59 as compared to .51 at June 30, 2006. Although inventory is up for the period ended March 31, 2007, the increased sales during the period still produced a slight improvement to the inventory turnover. The current inventory levels reflect management's continued projected revenue increases.

         At March 31, 2007, the Company had an outstanding balance of $1,850,000 under a $2.0 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 2%. The line of credit formula is based upon current asset values and is used to finance working capital. At March 31, 2007, the Company had $150,000 available under the line of credit. See Line of Credit and Term Loan Footnote J for additional discussion of the existing line of credit agreement.

         In addition, the Company completed a four-year term loan agreement that provided $4.0 million in additional working capital. The loan requires interest only payments for the first year and bears interest at prime plus 2.5%. See
Line of Credit and Term Loan Note J for additional discussion of the existing line of credit and Term loan agreements.

         Cash used in operations for the nine-month period ended March 31, 2007 was $5,296,300, an increase of $2,454,300, or 86%, when compared to cash used in operations of $2,842,000 for the comparable period ended March 31, 2006. The increase during the nine month period resulted primarily from increases in accounts receivable and inventories, reductions in accounts payable and accrued liabilities, offset by increases in deferred revenues.

         During the nine months ended March 31, 2007, the Company reported cash flows from investing activities of $586,800, compared to $53,000 reported for the same period in the prior fiscal year. The increase is the result of a current period increase in net cash from assets sold offset by increases in purchases of property, plant and equipment and goodwill.

         Cash provided by financing activities for the nine months ended March 31, 2007 amounted to $3,673,800, an increase of $1,424,800 compared to the $2,249,000 provided by financing activities for the nine months ended March 31, 2006. The increase resulted primarily from increases in proceeds from net borrowings.

         The Company believes that additional cash resources will be required for working capital to achieve planned operating results for fiscal year 2007 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at March 31, 2007. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2007. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - CONTROLS AND PROCEDURES

         An evaluation as of the end of the third quarter of fiscal year 2007 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         The Company has settled litigation against the Company's insurance carrier with respect to claims originating from the TSIN litigation and has received payment from the insurance carrier in the amount of $350,000.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the nine months ended March 31, 2007, the Company issued 240,000 shares of Series A Preferred Stock in a private offering, 396,900 shares of Series A Preferred Stock and 5,700 Shares of Series B Preferred Stock as dividend in-kind payments, and a total of 3,598,800 shares of Class A Common Stock including 48,000 shares for the exercise of existing stock options, 214,000 shares for services rendered, including loan fees, 3,280,000 shares issued pursuant to the StarTrak Deferred Stock obligation and 56,800 shares issued to convert a note payable to equity.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on January 30, 2007 in Scottsdale, Arizona. The results of proposals considered at the annual meeting were reported in Item 4 of Form 10-QSB for the quarter ended December 31, 2006 filed on February 14, 2007.

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

Date:    May 15, 2007

/s/ Robert R. Kauffman
----------------------
Robert R. Kauffman
Chairman and Chief Executive Officer

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

Date:    May 15, 2007

/s/ John A. Carlson
-------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1
                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended March 31, 2007 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   May 15, 2007
                                                /s/ Robert R. Kauffman
                                                ----------------------
                                                Robert R. Kauffman
                                                Chief Executive Officer

                                                /s/ John A. Carlson
                                                ----------------------
                                                John A. Carlson
                                                Chief Financial Officer