Form 10KSB
period 2007-06-30
ALANCO TECHNOLOGIES INC
filed 2007-10-01
CIK 98618

FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2007
                          Commission file number 0-9347


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

                               Yes X       No ___
                                  ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                               Yes X       No ___
                                  ---

         The Registrant's revenues for the fiscal year ended June 30, 2007 were $18,474,100.

         State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $28,169,800 as of September 21, 2007.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 22,718,000 shares of Class A Common Stock (net of treasury shares) and no shares of Class B Common Stock as of September 21, 2007.

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

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Alanco Technologies, Inc. was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries. Alanco (Nasdaq:
ALAN) is a provider of advanced information technology solutions with the Company's operations for fiscal year ended June 30, 2007 diversified into three reporting business segments including: (i) RFID Technology - incorporating design, production, marketing and distribution of RFID (Radio Frequency Identification) tracking technology, (ii) Data Storage - incorporating the manufacturing, marketing and distribution of data storage products and (iii) Wireless Asset Management - incorporating the design, production, marketing, distribution and monitoring of wireless asset management products, primarily for the transportation industry.

         The Company acquired its RFID (Radio Frequency Identification) tracking technology known as the TSI PRISM system in May 2002 through the acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The Company continues to participate in the data storage market through Excel/Meridian Data, Inc., a manufacturer of Network Attached Storage ("NAS") systems and other storage related products for mid-range organizations. Arraid, Inc., a manufacturer of proprietary storage products to upgrade older "legacy" computer systems, previously included in the data storage segment, was sold during the first of the current fiscal year and appropriately the results of operations for both fiscal years 2006 and 2007 are reported as discontinued operations. Net Arraid assets are reported as "Assets Held for Sale" at June 30, 2006.

         The June 30, 2006 acquisition of StarTrak Systems, LLC ("StarTrak"), a Delaware LLC located in Morris Plains, New Jersey, added Wireless Asset Management, a third reporting business segment described as a provider of wireless GPS tracking and monitoring services, which are offered on a monthly subscription basis to various industry segments. The company's primary focus is currently the refrigerated or "Reefer" segment of the transport industry, providing the dominant share of all wireless tracking, monitoring and control services to this market segment.

RECENT BUSINESS DEVELOPMENTS

         The Company announced on August 7, 2007 that its subsidiary, StarTrak Systems, LLC ("StarTrak"), had received a single contract valued in excess of $2 million from a major international container shipping company for GenTrak monitoring systems hardware and data services.

         StarTrak's GenTrak is a GPS-based, wireless monitoring and control system, initially deployed on marine gensets to monitor the location, operating condition, fuel levels, etc. of both the gensets and any connected refrigerated container. A marine genset is a portable generator temporarily connected to a refrigerated container to provide power during the land-based portion of the transport cycle. The GenTrak system provides significant operational savings and quality improvements to global shipping companies in their refrigerated container operations.

         On July 25, 2007, the Company announced the first U.S.A. installation of its new WiFi compatible, 2.4 gigahertz TSI PRISM RFID inmate tracking technology at the Marion County Juvenile Detention Center in Indianapolis, Indiana. The deployment of TSI PRISM's new system was unveiled at a public demonstration at the Detention Center held on July 20, 2007, attended by Marion County dignitaries with extensive local and national press coverage.

DESCRIPTION OF BUSINESS

RFID TECHNOLOGY SEGMENT

         The Company acquired, in fiscal year 2002, the operations of Technology Systems International, Inc., a Nevada Corporation ("TSIN"). The technology consisted of the proprietary TSI PRISM(TM) wireless 915 MHz RFID tracking capabilities utilized primarily in correctional facilities, security management and personnel monitoring. The acquisition was effected through a wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation, by the issuance of Alanco Class A Common Stock to purchase TSIN's assets and assumption of specific liabilities of TSIN. During the fiscal year 2005, the Company changed the name of Technology Systems International, Inc. to Alanco/TSI PRISM, Inc. ("ATSI").

         In March 2005, Alanco entered into a technology license agreement ("License") with a developer of RFID real-time location services technology utilizing 2.4 GHz wireless networking standards. The License currently grants to Alanco a five-year worldwide license for the corrections market, to acquire, modify or combine the 2.4 GHz technology with Alanco's 915 MHz TSI PRISM technology. The Company believes the 2.4 GHz technology has certain application advantages over the 915 MHz technology in international markets and in some segments of the U.S. corrections market.

         Marketing - ATSI markets both its TSI PRISM(TM) 915 MHz and 2.4 GHz RFID tracking systems in the United States, through the Company's direct sales representatives and a network of lobbyists. The 2.4 GHz RFID tracking systems is also marketed internationally through international distributors and business partnerships. The primary focus of the marketing effort has been directed at the domestic state and federal correctional facilities and county jail markets. Internationally, ATSI is providing transmitter technology for a project in the corrections market in Europe .

         Raw Materials - The RFID Technology segment utilizes various domestic subcontractors for materials and parts used to manufacture its products. Due to the limited number of system installations, approximately 50% of those purchases for fiscal year ended June 30, 2007 were made from the licensor of the 2.4 GHz technology. During fiscal year ended June 30, 2006, no subcontractor accounted for 10% or more of the business segment's purchases.

         The Company anticipates continued concentration of vendor purchases; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

         Competitive Conditions - We believe the TSI PRISM(TM) system is the only known wireless RFID continuous real-time tracking technology currently available to the correctional facilities market. There are other companies attempting to introduce area location and monitoring technologies in the correctional facilities market, offering an area or zone detection system. However, at this time those technologies are not capable of providing continuous real-time tracking.

         Employees - The Company's RFID tracking segment employed sixteen and eighteen full-time employees as of June 30, 2007 and 2006, respectively.

         Seasonality of Business - Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to state and federal government customers that are affected by annual budget schedules and economic conditions.

         Dependence Upon Key Customers - The RFID Technology segment continues in an early stage of commercial market development in the United States. Targeted customers operate the majority of the prison facilities in the United States and include the 50 state governments, numerous county governments and the federal government. During the twelve months ended June 30, 2006 and 2007, substantially all revenue was generated from three state governments and a general contractor. The Company anticipates that as market penetration of its TSI PRISM(TM) technology accelerates, the Company will have numerous customers. However, due to the type of product sold by the RFID Technology segment, the size of each contract may continue to be significant.

         Backlog Orders - The Company operates using system order contracts that it considers to be firm and non-cancelable and extended maintenance contracts not longer than twelve months. Under this method, the Company had an order backlog as of June 30, 2007 of approximately $532,000, compared to $560,100 at June 30, 2006.

         Research & Development - The Company estimated that the ATSI operation spent approximately $700,000 and $200,000 in research and development expenditures, recorded as selling, general and administrative expense, during fiscal years 2007 and 2006, respectively.

WIRELESS ASSET MANAGEMENT

         The Company's Wireless Asset Management business segment was established by the acquisition, effective June 30, 2006, of StarTrak Systems, LLC ("StarTrak"), a privately held Delaware LLC located in Morris Plains, New Jersey. StarTrak is a leading provider of wireless GPS tracking and monitoring services which are offered on a monthly subscription basis to various industry segments. The company's primary focus is currently the refrigerated or "Reefer" segment of the transport industry. StarTrak provides the dominant share of all wireless tracking, monitoring and control services to this market segment.

         Marketing - StarTrak markets its wireless tracking and wireless subscription data services in the United States, both through dealers and the company's direct sales representatives. The primary focus of the marketing effort has been directed at the domestic refrigerated transport market and the reefer equipment providers. The company also has limited international sales opportunities (Australia, Europe) and expects that segment to grow as well.

         Raw Materials - The Wireless Asset Management segment utilizes various domestic subcontractors for materials and parts used to manufacture its products; and one vendor assembles a significant portion of the segment's product. One supplier represented approximately 42% of those purchases for fiscal year ended June 30, 2007.

         The Company anticipates the Wireless Asset Management segment will utilize various domestic subcontractors in the future for materials and parts used to manufacture its products; however, certain vendors may represent more than 10% of total purchases. Additional suppliers are generally available at competitive pricing levels and we anticipate concentration of purchases will decrease as new products are introduced and volumes increase. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

         Competitive Conditions - StarTrak is the only known provider of wireless tracking and monitoring services that offers a subscription program to the refrigerated or "Reefer" segment of the transport industry. There are other companies marketing GPS tracking services to the general transport industry; however, to our knowledge, none have the capability of providing integration with the major manufacturers' "Reefer" electronic systems that allows for the monitoring of various sensor data on a real-time basis.

         Employees - The Company's Wireless Asset Management segment employed thirty nine and thirty five full-time and part-time employees as of June 30, 2007 and 2006, respectively, including three interns at June 30, 2007.

         Seasonality of Business - Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to commercial customers that are affected by annual budget schedules and economic conditions. Further, high asset utilization during the summer months can cause some seasonal effects on deployment of units.

         Dependence Upon Key Customers - The company has numerous end customers, many of which chose to purchase StarTrak products from two primary OEM refrigerator equipment suppliers. StarTrak is the only vendor currently providing the two OEMs with tracking and monitoring products for the refrigerated or Reefer segment of the transport industry. Additionally, the company delivered product and provided subscription services under a contract with a major customer that amounted to 41% of fiscal year 2007 segment revenue.

         Backlog Orders - The Company operates using order contracts that it considers to be firm and non-cancelable. Under this method, the Company had unfulfilled contracts as of June 30, 2007 and 2006 of approximately $9 and $11 million, respectively.

COMPUTER DATA STORAGE SEGMENT

         The Company's Computer Data Storage segment consisted of two separate units, Arraid, Inc. ("Arraid") and Excel/Meridian Data, Inc. ("Excel") during fiscal year 2006 and part of fiscal year 2007. During fiscal 2007, the Company sold Arraid, a Phoenix, Arizona-based manufacturer of legacy computer data storage products, leaving Excel, a Dallas, Texas-based provider of data storage networking products and services, as the only unit comprising the Computer Data Storage Segment at June 30, 2007. Arraid's results of operations are reported in the current financial Form 10-KSB as discontinued operations for both fiscal years 2006 and 2007. Arraid assets are reported as "Net Assets Held for Sale" at June 30, 2006.

         Excel is a manufacturer and marketer of data storage networking products and is recognized as a leading provider of optical storage devices, such as CD/DVD-ROM servers. Excel also markets a Network Attached Storage ("NAS") product line and other storage products incorporating state-of-the-art software technology.

         Marketing - Excel markets optical storage and NAS products, primarily in the United States, through national advertising, telemarketing and Company sales representatives.

         Raw Materials - During fiscal year 2007, two suppliers accounted for more than 10% of material and parts purchases. One supplier accounted for 37.6% and a second supplier accounted for 17.2% of those purchases. No supplier provided 10% or more of the Company's data storage material and parts purchases during fiscal year 2006. The Company anticipates continued concentration of vendor purchases; however, additional suppliers are available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

         Competitive Conditions - There are numerous competitors in the Computer Data Storage market, with no company dominating the market. Excel competes with many established companies in the general storage market and many of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunities to address customers' various information storage requirements than the Company. The Company also competes with many smaller, less established companies in specific storage product segments. Some of these companies may have earlier access to new technologies or products than the Company. The announcement or introduction of new products and/or implementation of effective marketing strategies by its competitors may have a materially adverse effect on the Company's business.

         Employees - As of June 30, 2007, the Company's computer data storage business employed twenty full-time employees, compared to twenty-seven full-time employees as of June 30, 2006.

         Seasonality of Business - Computer data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases can be significantly affected by budget restraints and economic conditions.

         Dependence Upon Key Customers - During fiscal year 2007 one customer accounted for 17.4% of revenues. No customer accounted for more than 10% of the Computer Data Storage segment revenues during fiscal year ended June 30, 2006.

         Backlog Orders - The Company operates using customer purchase orders that in some cases may not be considered firm and non-cancelable. Methods of defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

         Research & Development - The Company estimates it spent approximately $150,000 in research and development expenditures, recorded as selling, general and administrative expense, for both fiscal years 2007 and 2006.

NET ASSETS HELD FOR SALE

         Assets classified on the Company's attached balance sheet at June 30, 2006 as "net assets held for sale" consist of net assets of Arraid, Inc., a subsidiary sold during fiscal 2007, and the remaining Restaurant Equipment assets, which are being liquidated and are valued at the lower of cost or net realizable value. Income from the sale of Restaurant Equipment assets are reported as "other income" for both the current and prior fiscal years.

ITEM 2. PROPERTIES

         The Company's corporate office and the ATSI operation are located in an approximate 9,300 square foot leased facility in Scottsdale, Arizona. The current lease has been extended on a month to month basis and a new three-year lease for the same location is expected to be signed in October 2007.

         Excel/Meridian Data, Inc. entered into an office/manufacturing space lease during fiscal year 2001 for 11,328 square feet in Carrollton, Texas. The five-year lease, scheduled to expire on March 15, 2006 was extended through April 2009.

         StarTrak Systems, LLC, is currently occupying an approximately 5,000 square foot office/manufacturing facility in Morris Plains, New Jersey, under a lease scheduled to expire on September 30, 2007. The lease has been extended on a month to month basis allowing StarTrak management to negotiate terms for a new office/manufacturing facility of approximately 12,000 square feet located near its current facility in Morris Plains, New Jersey. A new lease is expected to be signed by the end of October 2007.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The actions are more fully described below.

         The Company is also a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation ("TSIN") and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company.

         StarTrak Systems Litigation.

         On July 12, 2007, the Company's subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd., Satamatics, Inc., and Farrukh Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), for misappropriation of trade secrets, violation of confidentiality agreements and contempt for violation of a previously issued court order concerning such trade secrets issued to Brian Hester. Brian Hester and Farruhk Shahzad are previous employees of StarTrak, and the Company believes that they have employed and/or are attempting to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. The Company is seeking injunctive relief and damages from the defendants.

         TSIN Litigation.

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

         TSIN is currently in Chapter 7 bankruptcy. The Chapter 7 Trustee failed to prosecute the action timely and the state court dismissed the action for lack of prosecution, but allowed the Trustee to restart the action, which the Trustee has done as case number CV2006-007398. The Company is seeking its attorney's fees with respect to the dismissed action, and has appealed the court's order allowing the Trustee to restart the action.

         The parties to the lawsuit have entered into a Settlement Agreement, which the Company included as an exhibit to a Form 8-K filed on September 21, 2007. In place of the litigation, the Settlement Agreement provides for a valuation procedure, conducted by an independent third party valuation expert, to value (i) the assets transferred by TSIN to Alanco and ATSI in connection with the Acquisition Agreement ("Business Value"), and (ii) the consideration paid by Alanco to TSIN ("Consideration Value "). If the appraiser determines that the Consideration Value is within 15% of the Business Value, neither party shall be entitled to any damages or claims. If the Consideration Value is less than 85% of the Business Value, Alanco shall pay to TSIN's bankruptcy estate the full difference in the values, plus interest thereon, plus the sum of $300,000.00 for attorneys' fees incurred by TSIN in prosecuting the various related litigation matters. Alanco's payment may be made, at Alanco's option, in cash or by an equivalent market value of additional Alanco Class A Common Stock (subject to certain conditions set forth in the Settlement Agreement). If the Consideration Value is greater than 115% of the Business Value, TSIN shall immediately pay Alanco the sum of $300,000.00 for Alanco's attorneys' fees and costs incurred in connection with the various litigation matters. The Settlement Agreement was approved by the bankruptcy court following a hearing for the same on September 19, 2007, and the parties are beginning the appraisal process. The Company anticipates that the appraisal will be accomplished and the matter resolved over the next few months.

         Arraid Litigation.

         On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and it's wholly owned subsidiary Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company's management, in consultation with legal counsel, has determined to appeal the decision of the court.

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2007, there was no such litigation pending deemed material by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Shareholders during the fourth quarter of fiscal year ended June 30, 2007.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

         Alanco's common stock is traded on the Nasdaq Capital Market under the symbol "ALAN."

         The following table sets forth high and low sale prices for each fiscal quarter for the last two fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, markdowns, or commissions and, accordingly, may not represent actual transactions.

                                Fiscal 2007                 Fiscal 2006
                          -------------------------   -------------------------
    Quarter Ended             High         Low            High         Low
-----------------------   -------------------------   -------------------------

     September 30            $1.90        $1.15              $2.48       $1.75
     December 31             $1.79        $1.12              $1.75       $1.15
       March 31              $2.57        $1.28              $1.95       $1.20
       June 30               $4.14        $2.02              $2.08       $1.50

         As of June 30, 2007 and 2006 Alanco had approximately 1,000 holders of record of its Class A Common Stock. This does not include beneficial owners holding shares in street name.

         The Company issued a total of 4,961,600 shares of its Class A Common Stock during fiscal year ended June 30, 2007. Of those shares, 669,900 shares were issued in connection with exercise of employee stock options and warrants, 275,700 were issued for services, 736,000 were issued pursuant to a private offering and 3,280,000 were additional shares issued related to the StarTrak acquisition.

         During the fiscal year ended June 30, 2006, the Company issued 4,589,400 shares of its Class A Common Stock. Of those shares, 840,000 shares were issued in connection with exercise of employee stock options and warrants, 153,400 were issued for services and prepayments, 1,596,000 were issued pursuant to a private offering and 2,000,000 were issued in the StarTrak acquisition.

         Alanco has paid no Common Stock cash dividends and has no current plans to do so. During fiscal years ended June 30, 2007 and 2006, holders of Series A Convertible Preferred Stock received "paid-in-kind" dividends of 396,900 shares, valued at $595,400, and 341,700 shares, valued at $512,500, respectively. Holders of Series B Convertible Preferred Stock received "paid-in-kind" dividends during fiscal years ended June 30, 2007 and 2006 of 7,749 shares, valued at $77,500, and 7,000 shares, valued at $70,200, respectively.

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

     These policies include, but are not limited to, the carrying value of goodwill and other intangible assets, valuation allowance for deferred tax assets, estimates related to the valuation of inventory and receivables, the actual net realizable value of net assets held for sale and the ultimate resolution of the current litigation with TSIN and Arraid L.L.C. that is more fully discussed in Item 3, Legal Proceedings.

Results of Operations

         In accordance with accounting principles generally accepted in the United States of America, the Company is reporting consolidated revenues for fiscal years ended June 30, 2007 and 2006 from its Computer Data Storage segment, RFID Technology segment and Wireless Asset Management segments.

         The following table is a summary of the results of operations and other financial information by major segment:

                                                          Wireless
                                 Data         RFID         Asset
                               Storage     Technology    Management   Corporate       Total
                             ------------ ------------ ------------- ------------ -------------
Fiscal year 2007

Revenue                      $ 4,432,000  $ 1,065,500  $ 12,976,600  $    -       $ 18,474,100
   Cost of Goods Sold          3,360,000      735,700     8,505,900       -         12,601,600
                             ------------ ------------ ------------- ------------ -------------
Gross Profit                   1,072,000      329,800     4,470,700       -          5,872,500
   Selling, General &
      Administrative           1,504,600    2,314,600     5,192,200    1,310,800    10,322,200
                             ------------ ------------ ------------- ------------ -------------
Operating Income (Loss)      $  (432,600) $(1,984,800) $   (721,500) $(1,310,800) $ (4,449,700)
                             ============ ============ ============= ============ =============
Accounts Receivable          $   327,300  $   342,400  $  1,561,300  $    17,600  $  2,248,600
                             ============ ============ ============= ============ =============
Inventory                    $   859,600  $ 1,279,100  $  1,669,400  $    -       $  3,808,100
                             ============ ============ ============= ============ =============
 Total Assets                $ 1,511,300  $ 7,247,400  $ 17,870,900  $ 1,253,300  $ 27,882,900
                             ============ ============ ============= ============ =============
Capital Expenditures         $    38,800  $   103,100  $     64,000  $    -       $    205,900
                             ============ ============ ============= ============ =============
Depreciation & Amortization  $    23,600  $   289,100  $    644,100  $     2,700  $    959,500
                             ============ ============ ============= ============ =============

Fiscal year 2006

Revenue                      $ 4,813,000  $   631,500  $      -      $    -       $  5,444,500
   Cost of Goods Sold          3,412,800      479,900         -           -          3,892,700
                             ------------ ------------ ------------- ------------ -------------
Gross Profit                   1,400,200      151,600         -           -          1,551,800
   Selling, General &
      Administrative           1,407,400    2,669,600         -        1,553,100     5,630,100
                             ------------ ------------ ------------- ------------ -------------
Operating Income (Loss)      $    (7,200) $(2,518,000) $      -      $(1,553,100) $ (4,078,300)
                             ============ ============ ============= ============ =============
Accounts Receivable          $   356,100  $   178,300  $    919,700  $    17,300  $  1,471,400
                             ============ ============ ============= ============ =============
Inventory                    $   875,200  $   940,500  $    885,900  $    -       $  2,701,600
                             ============ ============ ============= ============ =============
Total Assets                 $ 1,590,400  $ 7,239,800  $ 17,572,200  $ 1,259,100  $ 27,661,500
                             ============ ============ ============= ============ =============
Capital Expenditures         $    15,800  $    54,400  $     -       $       600  $     70,800
                             ============ ============ ============= ============ =============
Depreciation & Amortization  $    21,200  $   355,600  $     -       $     3,200  $    380,000
                             ============ ============ ============= ============ =============

         Consolidated revenues for fiscal year 2007 were $18,474,100, an increase of 239% when compared to $5,444,500 revenues for fiscal year 2006. The increase in revenues resulted primarily from the $12,976,600 of added revenues reported by the Wireless Asset Management segment, a new segment acquired effective June 30, 2006.

         Revenue for the Data Storage segment decreased to $4,432,000, a $381,000, or 7.9%, decrease when compared to Data Storage segment revenues of $4,813,000 reported for fiscal year ended June 30, 2006. The Data Storage segment revenues for both periods reflect only those revenues for Excel/Meridian Data, the Company's remaining business in this segment. As a result of adoption of SAB 108 during the quarter ended March 31, 2007, the Company recorded an adjustment to increase deferred revenue relative to extended warranty sales. The Company has previously recognized a portion of its extended warranty revenue in the period of sale, as opposed to over the term of the warranty coverage. The one-time adjustment, representing the cumulative effect, decreased net sales by approximately $150,000 for the year. The practice had occurred over a number of years and the effect on individual prior reporting periods was deemed to be immaterial. Without the adjustment, the Data Storage segment would have reported a decrease of approximately $231,000, or 4.8%. The decrease in Data Storage segment revenue resulted from a trend towards lower priced storage products, government redirecting military defense expenditures from computer system support to the war effort and a general reduction in selling prices of data storage products.

         The RFID Technology segment reported revenues of $1,065,500 for fiscal year ended June 30, 2007, a 68% increase when compared to $631,500 reported for the previous year. The improvement in the RFID Technology segment reflects new system installations resulting from additional sales activity and exposure of its TSI PRISM tracking and monitoring system. This improvement has been achieved while maintaining the pricing structure it has utilized over the past few years. While fiscal 2007 revenue has increased over 2006, it remains at an unacceptable level that must be significantly increased for the segment to become a viable business. The Company believes that additional revenues for this segment will be recognized as the tracking and monitoring technology becomes the accepted method for modern prison management effectiveness. The Company believes the lack of significant sales progress for the RFID Technology segment to date is due to an extraordinarily complex and lengthy bureaucratic procurement process that, in some cases, takes several years to complete. The sales process for the TSI PRISM products is protracted because it generally involves four separate phases: 1) product presentation to a state director of corrections, 2) obtaining the state director of correction's agreement to position the product among the top priorities of his budget, 3) competing with other state projects for funding and
4) publishing the RFP (request for proposal) and awarding the contract. RFID segment customers are currently at various phases in the procurement process and we believe that TSI PRISM sales will increase significantly in fiscal 2007 as the funding phase is completed and contracts are awarded.

         Customers are also studying various methods to finance the adoption of RFID technology for their corrections facilities. Based upon meetings the Company has had with various State governments to discuss federal grants available to assist in funding the acquisition of the TSI PRISM system and actions taken to apply for those grants, we believe that numerous State governments have applied or are considering, in addition to their normal legislative funding, applying for federal grants under programs such as PREA (Prison Rape Elimination Act of 2003), grants awarded from programs administered by the U.S. Department of Justice and grants awarded by the National Institute of Justice. In addition, potential customers are reviewing available lease financing options.

         The Company's gross profit for fiscal year 2007 was $5,872,500 (31.8% of sales), an increase of $4,320,700 or 278%, when compared to $1,551,800 (28.5% of sales) for the prior year. The new Wireless Asset Management segment accounted for the entire increase reporting gross profit of $4,470,700. The improvement in gross margins was also the result of the added Wireless Asset Management segment, which reported a gross margin of 34.5%, significantly higher than the Company's gross margin in fiscal year 2006 of 28.5% of sales.

         The Data Storage segment reported gross profit of $1,072,000, a decrease of $328,200, or 23.4%, compared to $1,400,200 gross profit reported for the prior year. Gross margin for fiscal year 2007 for the Data Storage segment was 24.2%, compared to 29.1% reported in the prior year. Approximately $150,000 of the decrease was due to the one-time accounting adjustment to increase deferred revenue relative to extended warranty sales discussed above. The remaining $178,200 decrease in Data Storage gross profit resulted from a decrease in sales and margin reductions from 29.1% in fiscal year 2006 to 27.5%, excluding the effect of the accounting adjustment, for the current fiscal year. The gross margin decrease resulted from changes in product mix and is not deemed to be a trend. The Data Storage segment is continually reselling new technology products and integrating those products to meet customer expectations. This constant product evolution results in continuous changes in product offerings and consequently gross margins.

         The RFID Technology segment reported an increase in gross profit to $329,800, a $178,200, or 118% increase from the $151,600 reported for the prior fiscal year. The $178,200 increase was due to both increased revenues and increases in gross margin to 31% from 24% reported in the prior year. The significant increase in gross margin for the RFID segment was due to additional volume improving the coverage of fixed production costs and not due to changes in pricing strategies. We believe that reported gross margin for fiscal 2006 is not reflective of the gross margin percentage anticipated under higher sales levels.

         Consolidated selling, general and administrative expense for the year ended June 30, 2007 increased $4,692,100, or 83.3%, to $10,322,200, compared to
$5,630,100 reported in fiscal 2006. The new Wireless Asset Management segment accounted for the entire increase, reporting SG&A expense of $5,192,200. Selling, general and administrative expense for the Data Storage segment increased by $97,200, or 6.9%, to $1,504,600, compared to $1,407,400 reported for the prior year. The increase in Data Storage segment selling, general and administrative costs resulted from increases in sales and administrative costs related to added sales personnel and enhancing sales support. Selling, general and administrative expenses for the RFID Technology segment decreased by $355,000, or 13.3%. Corporate administrative expenses decreased by $242,300, or 15.6%, compared to the prior year primarily due to a decrease in legal expenses related to TSIN and other litigation previously discussed.

     The operating loss for fiscal year ended June 30, 2007 was ($4,449,700), a $371,400, or 9.1%, increase when compared to the operating loss for the prior fiscal year of ($4,078,300). The $371,400 increase resulted from increased operating losses of $425,400 in the Data Storage segment and a $533,200 reduction in operating loss for the RFID Technology segment and an operating loss of ($721,500) for the Wireless Asset Management segment, offset by a $242,300 decrease in corporate expenses. The RFID Technology segment decreased operating losses by $533,200 in fiscal year 2007 compared to the prior year due to increases in revenue of $434,000 and gross profit of $178,200, while reducing selling, general and administrative expenses by $355,000, which decreased to $2,314,600. The Data Storage segment reported an operating loss of ($432,600), compared to an operating loss of ($7,200) reported in the fiscal year ended June 30, 2006. The $425,400 increase in operating loss was due to a reduction in gross profit of $328,200 resulting from sales reductions and decreases in gross margin on sales from 29.1% to 24.2%, while increasing selling, general and administrative expenses by $97,200 to enhance the sales and marketing effort.

         Management believes the key quantitative factors in evaluating the performance of the Data Storage, the RFID Technology and the Wireless Asset Management segments are the growth in revenues and operating profits. The RFID Technology segment has been in development for a number of years and has reported significant operating losses. The Company believes the RFID Technology segment's operating results will improve as potential customers complete their procurement process (that in some cases have continued for several years) and the tracking and monitoring technology becomes accepted as the standard for prison management. The Company is continuing its efforts to increase revenues and gross profit for the Data Storage segment by adding sales personnel and increasing marketing efforts.

         The Wireless Asset Management segment reported sales for fiscal year 2007 of approximately $13 million, a significant increase over the segment's revenues in prior periods, and is expected to continue its revenue growth in fiscal year 2008. Although revenues on a quarter to quarter comparison may fluctuate, management believes that increases in hardware sales and monitoring revenues will be achieved through new product introductions and increased market penetration.

         The loss from continuing operations for the fiscal year ended June 30, 2007 was ($5,115,600), a $1,030,500 or 25.2%, increase when compared to a loss of ($4,085,100) for the prior fiscal year. The increase resulted from a $669,500 increase in net interest expense and a $371,400 increase in operating losses previously discussed, offset slightly by a $10,400 increase in other income. Fiscal year 2007 interest expense, net of interest income, was $759,800, compared to net interest expense of $90,300 for the previous year. The increase in net interest expense reflects increased average borrowing and interest rates under the Company's line of credit agreement during fiscal 2007 and interest expense associated with the $4 million term loan acquired in October 2006. Other income for the current fiscal year was $93,900 compared to $83,500 for fiscal year ended June 30, 2006. The current year other income includes gains on sale of "assets held for sale" of $85,100 compared to gains on sale of "assets held for sale" in the prior year of $84,200 reported for the prior period.

         The Company believes that (loss) earnings before net interest income, income taxes, depreciation and amortization of intangible assets (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with GAAP, or as a measure of our performance or liquidity. EBITDA for Alanco's fiscal year 2007 represents a loss of ($4,152,400) compared to a loss of ($4,121,600) for the same period of the prior year, an increase of less than one percent. EBITDA before stock-based compensation of ($3,978,500) reflects an improvement of $143,100, or 3.4%, from the ($4,121,600) reported in the prior period. Reconciliation between EBITDA and Net Loss Attributable to Common stockholders is presented below:

            EBITDA RECONCILIATION TO LOSS FROM CONTINUING OPERATIONS

                                                 Fiscal Years Ended
                                          June 30, 2007   June 30, 2006

EBITDA before Stock-based compensation    $ (3,978,500)   $ (4,121,600)

         Stock-based compensation             (173,900)           None
                                          -------------   --------------
EBITDA                                    $ (4,152,400)   $ (4,121,600)

         Net interest expense                 (759,800)        (90,300)
         Depreciation and amortization        (959,500)       (380,000)
                                          -------------   --------------
NET LOSS                                  $ (5,871,700)   $  (4,591,900)
                                          =============   ==============

         Preferred Stock dividends paid in-kind for the year ended June 30, 2007 for both Series A and Series B Convertible Preferred Stock amounted to $672,900, compared to Preferred Stock dividends of $582,700 for the prior year, an increase of $90,200, or 15.5%. In fiscal 2007, Series A Preferred shareholders received in-kind dividends of 396,900 shares valued at $595,400, compared to 341,700 shares valued at $512,500 in the prior year. Series B Preferred shareholders received 7,800 shares valued at $77,500 compared to 7,000 shares valued at $70,200 in fiscal year 2006. See Footnote 12 - Shareholders' Equity for additional discussion of Preferred Stock transactions.

         Consolidated net loss attributable to Common stockholders for fiscal year ended June 30, 2007 was $5,871,700, or ($.34) per share, an increase of 27.9% when compared to a net loss attributable to Common stockholders of $4,591,900, or ($.39) per share, for the prior year.

         Net cash used in operating activities for the fiscal year ended June 30, 2007 was $7,080,700 compared with net cash used in operating activities for the prior fiscal year of $3,713,500. The increase of $3,367,200, or 90.7%, resulted primarily from an increase in loss from operations of $1,030,500. See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flow.

         Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

         The Company's current liabilities exceeded current assets by $219,100 at June 30, 2007, representing a current ratio of .97 to 1. That was a significant improvement when compared to June 30, 2006 when the Company's current liabilities exceeded current assets by approximately $7.9 million, resulting in negative working capital and a current ratio of .43 to 1. The increase in working capital resulted primarily from shareholder approval of the issuance of Common Stock to satisfy an approximately $5.7 million obligation related to the acquisition of StarTrak Systems, LLC completed effective June 30, 2006 and a $4 million term loan completed in September 2006 that raised additional working capital to fund Company operations.

         Consolidated accounts receivable at June 30, 2007 of $2,248,600 reflects an increase of $777,200, or 52.8%, compared to the $1,471,400 reported at the end of fiscal year 2006. $1,561,300, or 69.4% of the current fiscal year end consolidated balance, was reported by the Wireless Asset Management segment, a business segment acquired effective June 30, 2006 by the acquisition of StarTrak Systems, LLC. The $1,561,300 balance for the Wireless Asset Management segment represented forty four days' sales.

         Receivables for the Data Storage segment decreased by $28,800, or 8.1%, and RFID Technology segment increased by $164,100, or 92%. The Data Storage segment accounts receivable balance at June 30, 2007 of $327,300 represented twenty-seven days' sales in receivables compared to $356,100, or twenty-seven days, at fiscal year end 2006. Day's sales in receivable for the Data Storage segment may be significantly affected by the percentage of credit card sales in a particular period versus a comparable period and therefore a change in days'sales in receivables is not considered a trend towards faster or slower receivable collection. Days' sales for the RFID Technology segment are distorted at June 30, 2007 due to the lack of significant reported system sales for the year. In addition, $216,000 of receivables at June 30, 2007 represented billing on an extended maintenance contract recorded as deferred warranty revenue and $79,000 represented the final billing on a system installation that, per contract, had extended terms.

         Consolidated inventories at June 30, 2007 amounted to $3,808,100 compared to $2,701,600 at the end of the prior fiscal year, an increase of $1,106,500, or 41%. $1,669,400, or 43.8% of the current fiscal year end consolidated balance, was reported by the Wireless Asset Management segment, representing an inventory turn of 5.1. The Data Storage segment accounted for $859,600, or 22.6% of the consolidated inventory value, representing an inventory turn of 3.91 compared to 3.9 at June 30, 2006. The RFID Technology segment inventory accounted for $1,279,100, or 33.6% of the consolidated balance representing an inventory turn of .83 compared to .67 for the prior year. The RFID Technology segment inventory levels increased due to a system installation in process at June 30, 2007 that required certain site specific equipment. The Data Storage segment inventories decreased slightly and the Wireless Asset Management segment inventories increased in line with anticipated sales growth.

         Net cash provided from investing activities during the current year was $576,000, compared to net cash used in investing activities of ($753,900) for the previous year. The $1,329,900 current year increase was due primarily to cash from sale of assets held for sale of $747,400. In addition, fiscal year 2006 included cash funding of StarTrak prior to the June 2006 acquisition in the amount of $774,300.

         Net cash provided by financing activities during fiscal year ended June 30, 2007 amounted to $5,965,000, compared to $4,885,600 for the prior year. Significant items for the current year include $3,112,400 in net proceeds from the sale of Common Stock and $4,090,000 in additional borrowing (primarily the $4 million term loan). Significant items for fiscal year 2006 include $3,465,100 in net proceeds from the sale of Common Stock and $1,993,500 in additional borrowing.

         The Company had a $1,500,000 line of credit balance under a $2 million line of credit agreement with a private trust that was last amended effective June 28, 2007. The secured line of credit is based upon accounts receivable and inventory values, and is secured by all assets of the Company. The line of credit has an interest rate of prime plus 3% (11.25% at June 30, 2007). Under the amended line of credit agreement, the Company must maintain a balance due under the line of at least $1,500,000 through June 2009. Due to the minimum borrowing requirement and the July 2009 expiration date, $1.5 million of the balance due is presented at June 30, 2007 as notes payable, more fully discussed in Note 7 to the consolidated financial statements.

         Considering the Company's working capital position at year end and the projected cash requirements to fund operations, management estimates that the year end cash balance of $615,800 and availability under the line of credit would only be adequate to meet cash requirements for approximately a three-month period. To address the working capital deficiency, the Company completed an equity financing to private investors totaling approximately $4.8 million, net of expenses. Approximately $800,000 was used to repay term debt with the balance to be used for working capital to fund the Company's anticipated expansion.

         Although management cannot assure that future operations will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, operating projections and the additional capital raised subsequent to June 30, 2007 will provide adequate capital resources to maintain operations for the next year. If additional working capital is required during fiscal 2008 and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. As previously discussed, the Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company's independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2007.

Product and Environmental Contingencies

         The Company is not aware of any material liabilities, either product or environmentally related.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Consolidated Financial Statements.

                          Index to Financial Statements
                                                                           Page
Report of Registered Public Accounting Firm . . . . . . . . . . . . . . . . 14
Consolidated Balance Sheets As of June 30, 2007 and 2006. . . . . . . . . . 15
Consolidated Statements of Operations
   For the Years Ended June 30, 2007 and 2006 . . . . . . . . . . . . . . . 16
Consolidated Statement of Changes in
   Shareholders' Equity and Preferred Stock
   For the Years Ended June 30, 2007 and 2006. . . . . . . . . . . . . . . .17
Consolidated Statements of Cash Flows
   For the Years Ended June 30, 2007 and 2006. . . . . . . . . . . . . . . .18
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity and preferred stock, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of its operations, changes in shareholders' equity and preferred stock, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next year, and has insufficient working capital as of June 30, 2007 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper LLP
Certified Public Accountants

Phoenix, Arizona
September 28, 2007

                                   CONSOLIDATED BALANCE SHEETS
                                          AS OF JUNE 30,
                                                             2007               2006
                                                       ----------------   ---------------
ASSETS
CURRENT ASSETS
   Cash                                                $       615,800    $    1,155,500
   Accounts receivable, net                                  2,248,600         1,471,400
   Notes receivable, current                                    29,600            31,600
   Inventories, net                                          3,808,100         2,701,600
   Costs and est. earnings in excess of billing                122,000                 -
   Prepaid expenses and other current assets                   382,800           551,000
                                                       ----------------   ---------------
         Total current assets                                7,206,900         5,911,100
                                                       ----------------   ---------------

PROPERTY, PLANT AND EQUIPMENT, NET                             250,700           201,100
                                                       ----------------   ---------------

OTHER ASSETS
   Goodwill                                                 17,931,700        17,875,100
   Other intangible assets, net                              2,066,200         2,881,200
   Net assets held for sale                                          -           755,500
   Other assets                                                427,400            37,500
                                                       ----------------   ---------------
         Total other assets                                 20,425,300        21,549,300
                                                       ----------------   ---------------
TOTAL ASSETS                                           $    27,882,900    $   27,661,500
                                                       ================   ===============

LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses               $     4,155,500    $    5,043,200
   Credit Line                                                       -         1,000,000
   Billings in excess of cost and est. earnings
      on uncompleted contracts                                       -            43,500
   Notes payable, current                                    2,485,900           875,300
   Deferred stock payment, StarTrak                                  -         5,715,400
   Customer advances                                                 -         1,001,100
   Deferred revenue, current                                   784,600           126,000
                                                       ----------------   ---------------
         Total Current Liabilities                           7,426,000        13,804,500
                                                       ----------------   ---------------

LONG TERM LIABILITIES
   Notes payable, long term                                  4,814,100         2,679,100
   Deferred Revenue, long term                                 129,300                 -
                                                       ----------------   ---------------
TOTAL LIABILITIES                                           12,369,400        16,483,600
                                                       ----------------   ---------------

   Preferred Stock - Series B Convertible -
      500,000 shares authorized, 82,800 and 75,000
      issued and outstanding, respectively                     815,000           737,500
                                                       ----------------   ---------------

SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible
         5,000,000 shares authorized, 3,759,800
         and 3,122,900 shares issued and
         outstanding, respectively                           4,930,100         3,925,200
   Common Stock
         Class A - 75,000,000 shares authorized,
         20,423,100 and 15,461,500 shares
         outstanding, respectively                          87,970,200        78,845,300
         Class B - 25,000,000 shares authorized
         and 0 shares outstanding                                    -                 -

   Treasury Stock, at cost
         200,000 shares at June 30, 2007 and 2006             (375,100)         (375,100)
   Accumulated deficit                                     (77,826,700)      (71,955,000)
                                                       ----------------   ---------------
         Total shareholders' equity                         14,698,500        10,440,400
                                                       ----------------   ---------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $    27,882,900    $   27,661,500
                                                       ================   ===============

             See accompanying notes to the consolidated financial statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,

                                                        2007            2006
                                                 ---------------  --------------
NET SALES                                        $   18,474,100   $   5,444,500

   Cost of goods sold                                12,601,600       3,892,700
                                                 ---------------  --------------

GROSS PROFIT                                          5,872,500       1,551,800

   Selling, general and administrative expense        9,188,900       5,250,100
   Amortization of stock- based compensation            173,800          -
   Depreciation and amortization                        959,500         380,000
                                                 ---------------  --------------
OPERATING LOSS                                       (4,449,700)     (4,078,300)

OTHER INCOME & EXPENSES
   Interest expense, net                               (759,800)        (90,300)
   Other income, net                                     93,900          83,500
                                                 ---------------  --------------

LOSS FROM CONTINUING OPERATIONS                      (5,115,600)     (4,085,100)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS              (83,200)         75,900

   Preferred stock dividend - in kind                  (672,900)       (582,700)
                                                 ---------------  --------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $   (5,871,700)  $  (4,591,900)
                                                 ===============  ==============

NET LOSS PER SHARE - BASIC AND DILUTED
   Continuing operations                         $        (0.30)  $       (0.35)
   Discontinued operations                                 -               -
   Preferred stock dividends                              (0.04)          (0.05)
                                                 ---------------  --------------
   Net loss attributable to common stockholders           (0.34)          (0.39)
                                                 ===============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           17,286,500      11,642,000
                                                 ===============  ==============

         See accompanying notes to the consolidated financial statements



                                            ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY & PREFERRED STOCK
                                          FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                   SERIES A
                                       COMMON STOCK             PREFERRED STOCK          TREASURY STOCK    ACCUMULATED
                                   SHARES        AMOUNT       SHARES       AMOUNT     SHARES     AMOUNT     DEFICIT         TOTAL
                                -------------------------- ------------------------- -------------------- ------------- ------------

Balances, June 30, 2005          10,872,100  $ 71,714,600    2,781,200  $ 3,412,700   200,000  $(375,100) $(67,363,100) $ 7,389,100
   Options, warrants exercised      840,000     1,235,000        -            -         -          -             -        1,235,000
   Shares & warrants issued
      for services                   63,400       110,400        -            -         -          -             -          110,400
   Shares issued for prepaid
      services                       90,000       135,000        -            -         -          -             -          135,000
   Private Offerings, Net         1,596,000     2,274,100        -            -         -          -             -        2,274,100
   Acquisition of StarTrak        2,000,000     3,485,000        -            -         -          -             -        3,485,000
   Stock adjustment                   -           (64,700)       -            -         -          -             -          (64,700)
   Preferred Dividend,
      Series A, paid in kind          -             -          341,700      512,500     -          -          (512,500)       -
   Preferred Dividend,
      Series B, paid in kind          -             -            -            -         -          -           (70,200)     (70,200)
   NASDAQ listing of additional
      shares                          -           (44,100)       -            -         -          -             -          (44,100)
   Net Loss                           -             -            -            -         -          -        (4,009,200)  (4,009,200)
                                ------------ ------------- ------------ ------------ --------- ---------- ------------- ------------
Balances, June 30, 2006          15,461,500  $ 78,845,300    3,122,900  $ 3,925,200   200,000  $(375,100) $(71,955,000) $10,440,400
   Options, warrants exercised      669,900     1,216,600        -            -         -          -             -        1,216,600
   Shares issued for services         8,900        17,500        -            -         -          -             -           17,500
   Shares & warrants issued
      for loan fees                 210,000       408,300        -            -        -          -              -          408,300
   Private Offerings, Net           736,000     1,519,900      240,000      409,500     -          -             -        1,929,400
   Additional shares issued
      StarTrak Acq.               3,280,000     5,715,400        -            -         -          -             -        5,715,400
   Conversion of note payable
      to equity                      56,800       107,000        -            -         -          -             -          107,000
   Value of stock based
      compensation                    -           173,800        -            -         -          -             -          173,800
   Preferred Dividend,
      Series A, paid in kind          -             -          396,900      595,400     -          -          (595,400)       -
   Preferred Dividend,
      Series B, paid in kind          -             -            -            -         -          -           (77,500)     (77,500)
   NASDAQ listing of additional
      shares                          -           (33,600)       -            -         -          -             -           33,600)
   Net loss                           -             -            -            -         -          -        (5,198,800)  (5,198,800)
                                ------------ ------------- ------------ ------------ --------- ---------- ------------- ------------
Balances, June 30, 2007          20,423,100  $ 87,970,200    3,759,800  $ 4,930,100   200,000  $(375,100) $(77,826,700) $14,698,500
                                ============ ============= ============ ============ ========= ========== ============= ============

                                 See accompanying notes to the consolidated financial statements

                      ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR FISCAL YEARS ENDED JUNE 30,
                                                            2007            2006
                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations                     $(5,115,600)    $(4,085,100)
   Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization                        973,800         383,100
      Stock and warrants issued for services                17,500          51,100
      Stock-based compensation                             173,800           -
      Income from assets held for sale                     (85,100)        (30,000)
      (Loss) income from discontinued operations           (83,200)         75,900
      Loss  on disposal of asset                             1,600          22,600
   Changes in:
      Accounts receivable, net                            (777,200)        250,300
      Inventories, net                                    (710,700)       (355,500)
      Prepaid expenses and other current assets              3,600        (125,600)
      Accounts payable and accrued expenses               (887,700)        103,300
      Deferred revenue                                     787,900         (53,900)
      Billings and estimated earnings in excess
         of costs/costs and estimated earnings in
         excess of billings on uncompleted contracts      (165,500)         39,300
      Customer advances                                 (1,001,100)          -
      Other assets                                        (212,800)         11,000
                                                       ----------------------------
   Net cash used in continuing operations               (7,080,700)     (3,713,500)
                                                       ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale -Fry Guy              95,800         101,900
   Net cash forfeited in sale                               (2,600)          -
   Net cash from assets held for sale - Arraid             747,400           -
   Collection of notes receivable                            2,000          56,400
   Purchase of property, plant and equipment              (205,900)        (70,800)
   Goodwill, acquisition                                   (56,600)        (67,100)
   Cash funding of StarTrak prior to acquisition             -            (774,300)
   Patent renewal and other                                 (4,100)          -
                                                       ----------------------------
   Net cash provided by (used in) investing activities     576,000        (753,900)
                                                       ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) advances on line of credit            (500,000)          -
   Advances on borrowings                                4,090,000       1,993,500
   Repayment on borrowings                                (737,400)       (573,000)
   Net Proceeds from sale of Common Stock                3,112,400       3,465,100
                                                       ----------------------------
   Net cash provided by financing activities             5,965,000       4,885,600
                                                       ----------------------------

NET INCREASE (DECREASE) IN CASH                           (539,700)        418,200

CASH AND CASH EQUIVALENTS, beginning of period           1,155,500         737,300
                                                       ----------------------------

CASH AND CASH EQUIVALENTS, end of period               $   615,800     $ 1,155,500
                                                       ============================

         See accompanying notes in the consolidated financial statements

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR FISCAL YEARS ENDED JUNE 30,
                                                                      2007          2006
                                                                 ------------  ------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Net cash paid during the period for interest                     $   480,200   $    90,300
                                                                 ============  ============
Non-cash activities:
   Value of stock & warrants issued for services and prepayments $    17,500   $   245,500
                                                                 ============  ============
   Value of shares issued - StarTrak Deferred Stock Payment      $ 5,715,400   $     -
                                                                 ============  ============
   Value of stock and warrants issued for loan fees              $   408,300   $     -
                                                                 ============  ============
   Value of shares issued in payment of notes payable            $   107,000   $   107,000
                                                                 ============  ============
   Stock issued for StarTrak acquisition                         $     -       $ 3,485,000
                                                                 ============  ============
   Purchase of goodwill that is accrued at year-end              $     -       $    67,100
                                                                 ============  ============
   StarTrak liabilities assumed in excess of assets acquired     $     -       $ 5,425,800
                                                                 ============  ============
   Net value of equipment written off during the period          $     1,600   $    22,700
                                                                 ============  ============
   Preferred Stock issued, in kind                               $   672,900   $   582,700
                                                                 ============  ============

               See accompanying notes in the consolidated financial statements

1.     NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

       Alanco Technologies, Inc. and subsidiaries (the "Company") business operations for the past several years have predominantly emphasized a plan to strategically position the Company as a provider of information technology specializing in tracking and monitoring. The Company initiated its strategic direction in fiscal year 2002 when it acquired wireless tracking RFID (Radio Frequency Identification) technology designed to be used in the corrections market, through its acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"); and again in fiscal year 2006 when the Company expanded its footprint in wireless tracking and data services into wireless asset management for the refrigerated or "Reefer" market through the acquisition, effective June 30, 2006, of StarTrak Systems, LLC, a provider of GPS tracking and wireless data services for the Reefer segment of the transport industry.

       In fiscal year 2007, the Company had continuing operations in the RFID Technology, Computer Data Storage and Wireless Asset Management business segments. The StarTrak acquisition, effective June 30, 2006, created the Company's new Wireless Asset Management segment, whose segment operating results are included for the first time in the consolidated operating results for fiscal 2007.

       Principles of Consolidation - The consolidated financial statements for the years ended June 30, 2007 and 2006 include the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco/TSI PRISM, Inc., Arraid, Excel, Fry Guy Inc. and StarTrak Systems, LLC (collectively, the "Company"). All subsidiaries are Arizona corporations, except Fry Guy Inc., which is a Nevada corporation and StarTrak Systems, LLC, which is a Delaware LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $102,200 and $71,600 at June 30, 2007 and 2006, respectively. The Company does not typically require collateral or accrue interest or fees on past due amounts.

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

       Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable approximate fair value based upon their short-term duration.

       Goodwill and Other Intangible Assets - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets. SFAS No. 142 requires that goodwill and identifiable acquired intangible assets with indefinite useful lives shall no longer be amortized, but tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 142 also requires the amortization of identifiable assets with finite useful lives. Identifiable acquired intangible assets, which are subject to amortization, are to be tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

       The Company elected to adopt the provisions of SFAS No. 142 as of July 1, 2001, and at that time identified its reporting units (components) to be two separate units (Arraid and Excel), which made up the Company's Data Storage segment (until September 2007 when Arraid was sold). In May of 2002 the Company added its ATSI unit (the RFID Technology segment) and, effective June 30, 2006, it added its StarTrak unit (the Wireless Asset Management segment). The Company determines the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to the reporting units. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to June 30, 2001 ceased, and intangible assets acquired prior to June 30, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS No. 141 were reclassified to goodwill. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional goodwill impairment assessment. The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third-party market value indicators to the reporting unit's projected earnings before interest, taxes, depreciation and amortization. The Company completed its impairment tests with no adjustment to the carrying value of its goodwill as of June 30, 2007.

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

       The following is a summary of Goodwill, net:

                                       RFID         Data
                                    Technology     Storage      StarTrak         Total
                                   ---------------------------------------  --------------

Balance as of June 30, 2005        $ 5,076,700   $  279,600   $      -       $  5,356,300
   Goodwill related to acquisition       -            -         12,518,800     12,518,800
                                   ------------  -----------  -------------  -------------
Balance as of June 30, 2006          5,076,700      279,600     12,518,800     17,875,100
   Goodwill related to acquisition       -            -             56,600         56,600
                                   ------------  -----------  -------------  -------------
Balance as of June 30, 2007        $ 5,076,700   $  279,600   $ 12,575,400   $ 17,931,700
                                   ============  ===========  =============  =============

       The Company completed the acquisition of StarTrak effective June 30, 2006. The purchase price, considering the 5 million Class A Common Shares issued at closing (valued at $3,485,000), 8.2 million Class A shares issued upon shareholder approval (valued at $5,715,400 on June 30, 2006), StarTrak net liabilities assumed of $5,425,800 and the related costs of the acquisition of $434,500, was valued at $15,060,800. The Company engaged an independent consultant for valuation services related to SFAS 141 required disclosures of the allocation of the purchase price paid to the assets acquired and liabilities assumed by balance sheet caption and recorded the acquisition, effective June 30, 2006, in compliance with the independent consultant's recommendations. See Footnote 14 - StarTrak Acquisition for information relative to the transaction.

       Other intangible assets consist of the following:

                             Amortization      Gross                        Net Other
                                Period       Carrying       Accumulated    Intangible
                              (in years)       Value       Amortization      Assets
                            -------------  -------------  --------------  ------------
Other Intangible Assets
   Patents license                3        $     51,900   $    (51,900)   $     -
   Manufacturing license          6             500,000       (340,300)       159,700
   Technology and Software
      Development                 5-6         1,842,000       (490,000)     1,352,000
   Customer Base and Backlog   Various        1,300,000          -          1,300,000
   Technology license             5              90,000        (20,500)        69,500
                                           -------------  --------------  ------------
As of June 30, 2006                        $  3,783,900   $   (902,700)   $ 2,881,200
                                           =============  ==============  ============

   Patents license                3        $     55,900   $    (52,600)   $     3,300
   Manufacturing license          6             500,000       (423,600)        76,400
   Technology and Software
      Development                 5-6         1,842,000       (807,000)     1,035,000
   Customer Base and Backlog   Various        1,300,000       (400,000)       900,000
   Technology license             5              90,000        (38,500)        51,500
                                           -------------  --------------  ------------
As of June 30, 2007                        $  3,787,900   $ (1,721,700)   $ 2,066,200
                                           =============  ==============  ============

       The amortization expenses for aggregate other intangible assets for the fiscal years ended June 30, 2007 and 2006 were $819,000 and $221,500, respectively.

       The following table summarizes the estimated annual future amortization charges related to the other intangible assets as of June 30, 2007:

                     June 30th                      Amount

                       2008                      $  503,000
                       2009                         427,000
                       2010                         347,200
                       2011                         332,000
                       2012                         332,000
                       2013                         125,000
                                                 ----------
                                                 $2,066,200
                                                 ==========

       Net Assets Held For Sale - At June 30, 2006, "net assets held for sale" consisted of the net assets of Arraid, Inc., a subsidiary previously reported in the Data Storage segment that was sold during the first quarter of fiscal year 2007 and the remaining restaurant equipment assets. "Net assets held for sale" at June 30, 2006 are valued at the lower of cost or market.

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

       Impairment of Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. No impairment to Long-Lived Assets was recorded during fiscal years ended June 30, 2007 or 2006.

       Revenue Recognition - The Company recognizes revenue, net of anticipated returns, at the time products are shipped to customers, or at the time service is provided. Revenues from material long-term contracts that extend over a reporting period are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

       Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

       Loss Per Share - The loss per share ("EPS") is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2007 and 2006, as the Company had losses from operations and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). Stock options representing 5,543,800 shares of Class A Common Stock were outstanding at year-end with exercise prices ranging between $0.92 and $5.87. The weighted average exercise price for all outstanding options was $1.97. Stock warrants representing 3,098,300 Class A Common Shares were outstanding at year-end with exercise prices ranging between $1.25 and $5.00. The weighted average exercise price was $2.19.

       At June 30, 2007, there were 3,759,800 shares of Series A Convertible Preferred Stock and 82,800 shares of Series B Convertible Preferred Stock outstanding. The Series A Convertible Preferred shares are convertible into Class A Common shares at a ratio of 1.2 shares of common stock for each share of Series A Preferred. The Series B Convertible Preferred shares are convertible into Class A Common shares at a ratio of 5.2 shares of common stock for each share of Series B Preferred. If the preferred shares had been converted into common shares at June 30, 2007, there would have been an additional 4,942,300 Class A Common shares outstanding.

       Stock Options Plans - The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted during the quarter, or granted in a prior quarter if not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after July, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

       Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO 25"). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in their adoption of SFAS 123R. See Footnote 2 for additional discussion on stock compensation.

       The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans for the year ended June 30, 2006. For purposes of pro forma disclosures, the value of the options granted during the period is estimated using the Black-Scholes option-pricing formula and expensed in the period of grant whether or not the options were vested. The following pro forma information sets forth the net loss and net loss per share assuming that the Company had used the SFAS 123 fair value method in accounting for stock options during the year ended June 30, 2006.

                                                          Fiscal Year Ended
                                                            June 30, 2006

       Net loss, as reported                               $  (4,591,900)

       Add: Stock-based employee compensation
            expense included in reported income                    -
       Deduct: Total stock-based employee
            compensation expense determined under
            fair value based methods, net of
            related tax effects                               (1,881,900)
                                                           ---------------
       Pro Forma net loss                                  $  (6,473,800)
                                                           ---------------
       Net loss per common share, basic and
           diluted
         As reported                                       $       (0.13)
                                                           ---------------
         Pro forma                                         $       (0.15)
                                                           ---------------
       Weighted Average Shares Outstanding
         Basic and Diluted                                    11,642,400
                                                           ---------------

       The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted.

                                         Year Ended June 30,
                                               2006
                                         ------------------
       Volatility                               27%
       Risk free interest                       4.5%
       Expected dividends                       none
       Expected term in years                   5-10

       Stock Split -The Company announced on October 16, 2006 that the Board of Directors had elected to effect a 2 for 5 reverse stock split effective October 16, 2006, when the Company's common stock began trading on a post split-adjusted basis under the interim trading symbol "ALAND" for a period of 20 days, after which the Company's trading symbol returned to "ALAN." The Company had previously received authority from its shareholders to effect a reverse split at a ratio within a specified range, if and as determined by the Board of Directors, in order to maintain its Nasdaq listing.

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

       All three business segments of the Company utilize various domestic suppliers for purchases of materials and parts used to manufacture its products. During fiscal year ended June 30, 2007, due to the advantage of volume manufacturing, one domestic supplier for the RFID Technology segment accounted for 50% and one domestic supplier for the Wireless Asset Management segment accounted for approximately 42% of those purchases. Two suppliers accounted for more than 10% of material and parts purchases for the Data Storage segment in fiscal 2007. One supplier accounted for 37.6% and a second supplier accounted for 17.2% of those purchases. No supplier for the RFID Technology or Data Storage segments accounted for 10% or more of those purchases during fiscal year ended June 30, 2006.

       The Company anticipates that due to the advantages of volume manufacturing, a concentration of vendor purchases may occur in the RFID Technology segment; however, additional suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

       One Data Storage customer accounted for 17.4% of segment sales in fiscal year 2007 and no Data Storage customer accounted for more than 10% of the segment sales in fiscal year 2006. Four state governments accounted for substantially all of the RFID Technology segment's revenues for fiscal year 2007 and 2006; and one customer accounted for 41% of segment sales in the Wireless Asset Management segment in fiscal 2007. Sales concentrations in all three business segments are the result of large contracts received during the year. Sales concentrations may continue, however, large contract customers generally change from year to year.

       The largest accounts receivable balance in the Data Storage segment represented 4.1% and 15.6% of consolidated accounts receivable (28.4% and 41.6% of Data Storage receivables) at June 30, 2007 and 2006, respectively. The largest accounts receivable balance in the RFID Technology segment at June 30, 2007 represented 9.6% of consolidated accounts receivable (63.1% of RFID receivables) compared to 6.93% (56.7% of RFID receivables) at June 30, 2006. The largest accounts receivable in the Wireless Asset Management segment amounted to 23.3% and 17.1% of the consolidated receivables and 33.5% and 32.6% of the Wireless Asset Management segment receivables at June 30, 2007 and 2006, respectively.

       Segment Information - SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company had identified RFID Technology and Data Storage as the continuing operating segments of the Company for fiscal year 2006. The acquisition of StarTrak Systems, LLC, effective June 30, 2006, added an additional reporting segment for fiscal year 2007 reporting periods that is referred to as Wireless Asset Management. See Note 14 for further information related to the Company's operating segments.

       Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (FASB) issued a standard that addresses accounting for income taxes: FIN 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying an audit sustainability standard of "more likely than not" related to the recognition and de-recognition of tax positions. The new guidance will be effective for us in fiscal 2008. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our consolidated financial statements.

       The SEC issued Staff Accounting Bulletin (SAB) 108 " Considering the Effects of Prior Year Misstatements in Current Year Financial Statements," in September 2006, which provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the "rollover" method (which primarily focuses on the income statement impact of misstatements) and the "iron curtain" method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be reconsidered using both the rollover and iron curtain methods. The Company is currently evaluating the impact of adopting SAB 108, but we do not expect this Statement to have a material impact on our consolidated financial statements.

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

       In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

2. STOCK-BASED COMPENSATION

       The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company. The plans require that options be granted at a price not less than market on date of grant.

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

        Assumptions for awards of options granted during the year ended June 30, 2007 were:

                                                       Awards Granted
                                                          Year Ended
                                                        June 30, 2007

            Dividend yield                                    0%
            Expected volatility                              80%
            Weighted-average volatility                      80%
            Risk-free interest rate                         4 1/2%
            Expected life of options (in years)            3.2 - 3.4
            Weighted average grant-date fair value          $0.67

       The following table summarizes the Company's stock option activity during fiscal 2007:

                                                          Weighted Average
                                        Weighted Average     Remaining        Aggregate     Aggregate
                                         Exercise Price     Contractual         Fair        Intrinsic
                             Shares         Per Share          Term (1)          Value        Value(2)

Outstanding July 1, 2006    5,721,000        $1.98              5.82          $3,597,300        -
  Granted                     278,000        $1.47                -             $185,300        -
  Exercised                  (300,000)       $1.08                -            ($188,900)       -
  Forfeited or expired       (155,200)       $3.05                -             ($97,600)       -
                           -----------  ----------------  ----------------  -------------  -----------
Outstanding June 30, 2007   5,543,800        $1.97              4.95          $3,496,100   $2,656,700
                           ===========  ================  ================  =============  ===========
Exercisable June 30, 2007   4,602,400        $2.02              5.13          $2,987,500   $2,052,000
                           ===========  ================  ================  =============  ===========

 (1)  Remaining contractual term presented in years.
 (2)  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of June 30, 2007, for those awards that have an exercise price currently below the closing price as of June 30, 2007 of $2.37.

3.     LIQUIDITY AND GOING CONCERN

       The Company incurred significant losses and negative cash flows from operations during fiscal year ended June 30, 2007 and in prior fiscal years, and anticipates additional losses and negative cash flows in early fiscal year 2007. These factors, as well as the uncertain conditions that the Company faces regarding its ability to secure significant contracts for the TSI PRISM installations, creates an uncertainty about the Company's ability to finance its operations and remain a going concern. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, management believes cash balances at June 30, 2007 of approximately $615,800, availability under the Company line of credit agreement of $500,000 and the approximately $4.8 million of additional equity capital raised subsequent to the end of fiscal 2007 through the sale of stock will provide adequate capital resources to maintain the Company's net cash requirements for the next year. However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.     NOTES RECEIVABLE

       Notes receivable at June 30, 2007 and 2006 consisted of the following:

                                                2007          2006
                                            -----------   -----------
       TSIN Board of Directors              $   29,600    $   29,600
       Notes receivable - other                  -             2,000
                                            -----------   -----------
                                                29,600        31,600
       Less - allowance for uncollectible        -             -
                                            -----------   -----------
          Net notes receivable              $   29,600    $   31,600
                                            ===========   ===========

       At June 30, 2007 and 2006, Notes - "TSIN Board of Directors" consisted of notes receivable related to advances made to TSIN in fiscal year 2005 to assist the newly elected TSIN board of directors in obtaining legal representation. The new board required legal representation since the previous board was attempting to stop the new board from assuming their responsibilities. The notes incur interest at 9% (which is on non-accrual status) and are due on demand. During fiscal 2006, the Company received payments on the notes of approximately $50,000. At June 30, 2007, the TSIN Board of Directors had filed for reimbursement from TSIN under the Directors indemnification provisions of the Articles of Incorporation, Bylaws of TSIN and corporate laws of the State of Nevada. The new board is awaiting payment so the funds received can be used to repay the notes. The Company expects the balance to be paid during fiscal 2008.

5.     INVENTORIES

       Inventories consist of the following at June 30:

                                              2007          2006
                                          ------------  ------------
       Raw materials and purchased parts  $ 4,160,400   $ 2,915,600
       Work-in-progress                         6,400         -
       Finished goods                          70,900       101,000
                                          ------------  ------------
                                            4,237,700     3,016,600
       Less reserves for obsolescence        (429,600)     (315,000)
                                          ------------  ------------
                                          $ 3,808,100   $ 2,701,600
                                          ============  ============

6.     PROPERTY, PLANT AND EQUIPMENT

       Property, Plant and Equipment consist of the following at June 30:

                                              2007          2006
                                          ------------   ------------
       Machinery and equipment            $   263,500    $   274,800
       Furniture and office equipment         608,000        401,100
       Marketing site equipment                50,000         50,000
       Leasehold improvement                    9,700          9,700
                                          ------------   ------------
                                              931,200        735,600
       Less accumulated depreciation         (680,500)      (534,500)
                                          ------------   ------------
            Net book value                $   250,700    $   201,100
                                          ============   ============

       Related depreciation expense for the years ended June 30, 2007 and 2006, was $154,700 and $158,600, respectively.

7.     LINE OF CREDIT AND NOTES PAYABLE

       At June 30, 2007, the Company has a $1,500,000 outstanding balance, presented as Notes payable, under a $2.0 million line of credit Agreement. The Agreement is with a private trust, initially entered into in June 2002, for an initial credit line of $1.3 million. The Agreement has been amended various times since June 2002 with the last amendment effective June 28, 2007. Under the current amended agreement, which expires on July 1, 2009, the Company must maintain a minimum outstanding balance under the line of $1.5 million and pay interest on the outstanding balance at a rate of prime plus 3% (11.25% at June 30, 2007). Under the Agreement, the lender has the unilateral right to reduce the line of credit Agreement to $1.5 million, at which time the minimum outstanding balance under the Agreement reduces from $1.5 million to $1.0 million. At June 30, 2007 the Company had $500,000 available under the line of credit Agreement. At June 30, 2006, the Company was fully drawn under the line of credit agreement. Interest payments made under the Agreement amount to $186,500 and $89,500 in fiscal years ended June 30, 2007 and 2006, respectively.

       Notes payable at June 30, 2007 and 2006 consist of the following:

                                                 2007            2006
                                            ----------------------------
       Notes payable - TSI Acquisition      $    314,100    $   314,100
       Notes payable - Credit Line             1,500,000      1,000,000
       Notes payable - StarTrak Acquisition    1,485,900      1,733,300
       Notes payable - Comvest Capital         4,000,000          -
       Notes payable - Other                       -            507,000
                                            ----------------------------
         Notes payable                         7,300,000      3,554,400
           Less current portion              (2,485,900)       (875,300)
                                            ----------------------------
       Notes payable - long term            $  4,814,100    $ 2,679,100
                                            ============================

       The Notes payable - TSI Acquisition primarily represent payables assumed as an obligation under the TSI acquisition agreement. The balance at June 30, 2007 and 2006 is payable to TSIN upon ATSI achieving a net profit of $1 million in any twelve-month period ending on June 30th. The Notes payable - TSI Acquisition balance of $314,100 at June 30, 2007 and 2006 has been reduced by approximately $10,500 for costs incurred and paid by the Company that had been indemnified by TSIN in the acquisition agreement.

       Notes payable - StarTrak Acquisition represent notes assumed in the acquisition and include a $1.5 million non-interest bearing note payable to Tenix Holding, Inc. (a prior investor in StarTrak) due December 31, 2007 that has been discounted (at 12%) to $1,455,000 at June 30, 2007 ($1,365,000 at June 30, 2006) due to the non-interest bearing nature of the note, and $30,900 and $368,300 of notes due on demand at June 30, 2007 and 2006, respectively, that bear interest at 7%.

       The Company completed a $4 million term loan financing on September 28, 2006 with ComVest Capital LLC, to be used to repay short-term notes and provide working capital to fund operations. Provisions for the four-year loan include interest only payments for the first year with the loan balance amortized over the remaining three-year period. The loan bears interest at prime plus two and one-half percent per annum (10.75% at June 30, 2007), matures in September 2010 and is secured by the Company assets. Closing fees and expenses related to the transaction paid in cash, common stock and warrants amounted to $656,500. The costs will be amortized over the term of the loan.

       Notes payable - Other at June 30, 2006 includes a $257,000 non-interest bearing note due to an investment banker involved in the StarTrak acquisition ($150,000 of which was paid August 31, 2006 and $107,000 due by January 31, 2007 that was paid in stock) and a $250,000 demand note bearing interest at 12% and due to the Company's Chief Executive Officer.

       Minimum future payments under outstanding notes payable at June 30, 2007 are as follows:

                     Year Ended          Minimum
                      June 30,          Payments
                     ----------       -------------
                        2008          $ 2,485,900
                        2009            2,833,300
                        2010            1,333,400
                        2011              333,300
                                      -------------
                                      $ 6,985,900
              Contingent payments         314,100
                                      -------------
                                      $ 7,300,000
                                      =============

8.     CONTRACTS IN PROGRESS

       The Company had one fixed price contract in progress at June 30, 2007 and one fixed price contract in progress at June 30, 2006, within the RFID Technology segment, for the installation of a TSI PRISM system. Costs in excess of Billings at June 30, 2007 and Billings in excess of costs and estimated earnings as of June 30, 2006 consist of the following:

                                                   June 30, 2007  June 30, 2006
                                                   -------------  -------------
       Costs incurred on uncompleted contract      $   242,100    $    97,100
       Gross profit earned to date                     161,900         19,900
                                                   -------------  -------------
       Revenues earned to date                         404,000        117,000
       Less: billings to date                         (282,000)      (160,500)
                                                   -------------  -------------
       Costs and estimated earnings/(billings) in
         excess of billings/(costs) and estimated
         earnings.                                 $   122,000    $   (43,500)
                                                   =============  =============

9.     INCOME TAXES

       A reconciliation of anticipated statutory rates is as follows:

                                                       2007            2006
                                                   ------------    -------------
       Statutory rate                                  34.0%           34.0%
       State income taxes, net of Federal
          income tax benefit                            5.0%            5.0%
       Increase (reduction) in valuation
          allowance related to net operating
          loss carry-forwards and change in
          temporary differences                       -39.0%           -39.0%
                                                   ------------     ------------
                                                        0.0%             0.0%
                                                   ============     ============

       The components of the net deferred tax asset (liability) recognized as of June 30, 2007 and 2006 are as follows:

                                                 2007            2006
                                            -------------   --------------
       Deferred tax assets (liabilities):
          Net operating loss and capital
             loss carryforwards             $ 16,526,000    $  14,498,000
          Property, plant and equipment           24,000           22,000
          Other timing differences                26,000           23,000
          Less: Valuation allowance          (16,576,000)     (14,543,000)
                                            -------------   --------------
       Net deferred tax                     $     --        $      --
                                            =============   ==============

       A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits. The valuation allowance reflects a 100% reserve for all years reported above. At June 30, 2007, the Company had net operating loss and capital loss carryforwards for Federal tax purposes of approximately $42,374,000. The loss carryforwards, unless utilized, will expire from 2008 through 2026.

10.    RELATED PARTY TRANSACTIONS

       At June 30, 2007, the Company had a line of credit agreement with a trust controlled by Donald E. Anderson, a member of the Company's Board of Directors. In addition, at June 30, 2006 the Company also had a demand note payable to Mr. Robert Kauffman, CEO of the Company, in the amount of $250,000. See Note 7 for additional discussion of both the line of credit agreement and the note due to Mr. Kauffman.

       The Company decided during the first quarter of fiscal 2007 to sell Arraid, Inc., a subsidiary previously reported in the Data Storage segment, to refocus assets on its tracking and monitoring operations. Arraid was sold on September 28, 2006 to Mr. Donald E. Anderson, a member of the Company's Board of Directors, for cash of approximately $465,000, resulting in a gain on sale, net of expenses, of approximately $17,500. Arraid's pretax operating loss for fiscal 2007 (through sale date) amounted to ($83,200) on sales of $33,800. Pretax operating income for the year ended June 30, 2006 amounted to $75,900 on sales of $1,215,100. Operating results for both periods are presented as (loss) income from discontinued operations. The Company's consolidated balance sheet at June 30, 2006 presents Arraid net assets of $723,300, net of $23,000 of current liabilities, as "net assets held for sale."

       During 2006, as more fully described in Note 12, Shareholders' Equity, the Company raised approximately $2.3 million in private offerings to accredited investors, with twenty-two percent being attributable to insiders.

11.    COMMITMENTS AND CONTINGENCIES

       Leases - The Company leases certain facilities under non-cancelable operating lease agreements that expire through fiscal year 2009. Future minimum payments under non-cancelable operating leases at June 30, 2007 are as follows:

                     Year Ended         Operating
                      June 30,            Leases
                     ----------       -------------
                        2008          $    145,700
                        2009                96,700
                        2010                 -
                        2011                 -
                        2012                 -
                                      -------------
                                      $    242,400
                                      =============

       Rent expense related to these operating leases totaled approximately $362,700 and $293,000 for the years ended June 30, 2007 and 2006, respectively.

       Legal Proceedings - The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The actions are more fully described below. The Company is also a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation ("TSIN") and to litigation arising from an expired property lease between the Company's subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company.

       StarTrak Systems Litigation - On July 12, 2007, the Company's subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd,, Satamatics, Inc., and Farrukh Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), for misappropriation of trade secrets, violation of confidentiality agreements and contempt for violation of a previously issued court order concerning such trade secrets issued to Brian Hester. Brian Hester and Farruhk Shahzad are previous employees of StarTrak, and the Company believes that they have employed and/or are attempting to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. The Company is seeking injunctive relief and damages from the defendants.

       TSIN Litigation - On January 30, 2003, a shareholder of TSIN filed a derivative suit naming as defendants the Company and its wholly owned subsidiary, ATSI. The venue for this action is the Arizona Superior Court in and for Maricopa County, Arizona, as case number CV2003-001937. The complaint sets forth various allegations and seeks damages arising out of the Company's acquisition of substantially all of the assets of TSIN. This derivative suit was terminated and the action converted into a direct action by TSIN by stipulation and court order in July 2003.

       TSIN is currently in Chapter 7 bankruptcy. The Chapter 7 Trustee failed to prosecute the action timely and the state court dismissed the action for lack of prosecution, but allowed the Trustee to restart the action, which the Trustee has done as case number CV2006-007398. The Company is seeking its attorney's fees with respect to the dismissed action, and has appealed the court's order allowing the Trustee to restart the action.

       The parties to the lawsuit have entered into a Settlement Agreement, which was attached as an exhibit to Form 8- K filed on September 21, 2007. In place of the litigation, the Settlement Agreement provides for a valuation procedure, conducted by an independent third party valuation expert, to value (i) the assets transferred by TSIN to Alanco and TSIA in connection with the Acquisition Agreement ("Business Value"), and (ii) the consideration paid by Alanco to TSIN ("Consideration Value "). If the appraiser determines that the Consideration Value is within 15% of the Business Value, neither party shall be entitled to any damages or claims. If the Consideration Value is less than 85% of the Business Value, Alanco shall pay to TSIN's bankruptcy estate the full difference in the values, plus interest thereon, plus the sum of $300,000.00 for attorneys' fees incurred by TSIN in prosecuting the various related litigation matters. Alanco's payment may be made, at Alanco's option, in cash or by an equivalent market value of additional Alanco Class A Common Stock (subject to certain conditions set forth in the Settlement Agreement). If the Consideration Value is greater than 115% of the Business Value, TSIN shall immediately pay Alanco the sum of $300,000.00 for Alanco's attorneys' fees and costs incurred in connection with the various litigation matters. The Settlement Agreement was approved by the bankruptcy court following a hearing for the same on September 19, 2007, and the parties are beginning the appraisal process. The Company anticipates that the appraisal will be accomplished and the matter resolved over the next few months. No accrual for potential payments under the agreement has been made at June 30, 2007, as the Company believes the third party valuation expert will conclude that the Consideration Value paid will equal or exceed the Business Value.

       Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company's management, in consultation with legal counsel, has determined to appeal the decision of the court and all anticipated costs have been accrued.

       The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2007, there was no such litigation pending deemed material by the Company.

12.    SHAREHOLDERS' EQUITY

       Preferred Shares - During the fourth quarter of the fiscal year ended 2003, the Company allocated 5,000,000 of the 25,000,000 authorized shares of the Company's Preferred Stock to be known as Series A Convertible Preferred Stock ("Series A") and issued 2,248,400 Series A Preferred shares and warrants to purchase a total of 899,400 shares of the Company's Class A Common Stock at $1.25 per share ("Warrant") to accredited investors in a transaction valued at $2,833,000. In July 2003, an additional 261,000 Series A shares, plus applicable warrants, valued at $328,900 were issued to complete the private offering. In April 2004, one of the holders of the Series A shares elected to convert 168,000 preferred shares into 201,600 shares of Class A Common Stock.

       The Company completed in July 2006 an offering of 240,000 units consisting of one share of Series A Preferred Stock and a warrant to purchase 1.2 shares of the Company's Class A Common Stock at a strike price of $1.50 per share. The units were sold for $1.71 each and generated $409,500, net of expenses. 180,000 units were purchased by directors and officers of the Company including 60,000 units each purchased by Robert R. Kauffman, director and CEO, Harold S. Carpenter, director, and Donald E. Anderson, director. The remaining 60,000 units were sold to non-related accredited third parties.

       Holders of Series A Preferred Stock are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 12% per annum, paid in kind semi-annually, based upon a per share value of $1.50 for purposes of such dividend payment ($0.18 per share). Dividends shall accrue and be cumulative from the date of issue. The Company issued 396,900 shares and 341,700 shares representing "in kind" dividends to the holders of Series A shares in fiscal 2007 and 2006 respectively, with corresponding values of approximately $595,400 and $512,500. Each Series A share is convertible by the holder at any time into 1.2 shares of the Company's Class A Common Stock. The Company may redeem the Series A Preferred Shares for $1.50 per share, provided the Common stock achieves a trading value in excess of $5.00 for twenty consecutive trading days and meets minimum daily trading volume requirements. At June 30, 2007 and 2006, there were 3,759,800 and 3,122,900 shares of Series A Convertible Preferred Stock outstanding, respectively.

       During fiscal 2002, the Company allocated 500,000 of the authorized shares of the Company's Preferred Stock to be known as Series B Convertible Preferred Stock ("Series B"), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share and 200,000 warrants to purchase Common Stock at an exercise price of $2.50 per share for a value received of $500,000 ($487,300 net of related expenses). The preferred shares are each convertible into 5.2 shares of Common Stock. Holders of shares of the Company's Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind." Dividends on Series B Preferred Shares paid "in-kind" during 2007 and 2006 amounted to 7,800 and 7,000 Preferred Shares with values of approximately $77,500 and $70,200, respectively. At June 30, 2007 and 2006, there were 82,800 and 75,000 shares of Series B Convertible Preferred Stock outstanding, respectively.

       Both the Series A and Series B are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances.

       Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of Class A Common Stock (reduced from the previously authorized 100,000,000 shares), each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share. No Class B Common Stock has been issued and none was outstanding at June 30, 2007 and 2006.

       The Company's annual meeting of shareholders was held on January 30, 2007. Proposals voted upon and approved included Proposal #5 - "Approval of Issuance of Class A Common Stock as Payment in Lieu of Cash Related to Obligations Incurred in Connection with the Company's Acquisition of StarTrak Systems, LLC," resulting in the Company issuing, in January 2007, 3,280,000 shares of Class A Common Stock in payment of $5,715,400 in "Deferred stock payment, StarTrak" and 56,800 shares issued for payment of $107,000 notes payable acquired in the acquisition. The acquisition of StarTrak Systems, LLC, which became effective June 30, 2006, is more fully discussed in Footnote 14, below.

       In addition to the 3,280,000 common shares issued in payment of the "Deferred stock payment" and the 56,800 common shares issued in payment of a note payable (discussed above), the Company issued during fiscal year 2007 a total of 1,624,800 shares of Class A Common Stock Of those shares, 736,000 were issued in connection with private offerings resulting in proceeds, net of costs, of $1,519,900, 669,900 were issue in connection with the exercise of employee stock options and warrants resulting in proceeds of $1,216,600, 8,900 shares, valued at $17,500, were issued to outside vendors as payment for services rendered and 210,000 shares, valued at $267,200, were issued as financing costs in conjunction with a $4 million term loan. In addition, five-year warrants to purchase 283,500 shares at $1.80 per share (valued at $119,300) were granted in connection with the $4 million term loan and a three-year warrant to purchase 20,000 shares at $2.25 per share (valued at $21,800) was granted in consideration for an amendment to the Company's line of credit agreement. Nasdaq listing fees, associated with listing the additional shares in fiscal year 2007, amounted to $33,600.

       The value of employee stock-based compensation recognized for the year ended June 30, 2007 amounted to $173,800. The Company initiated the expensing of stock-based compensation on July 1, 2006. See Note 1 - Nature of Operations and Significant Accounting Policies and Note 2 - Stock-Based Compensation for additional discussion of the Company's policies related to employee stock-based compensation.

       During fiscal year 2006, the Company issued a total of 4,589,400 shares of Class A Common Stock. The issued shares were comprised of 840,000 shares issued in connection with the exercise of employee stock options and warrants, resulting in proceeds of $1,235,000; 153,400 shares issued to outside vendors as payment for services rendered valued at $245,400; 1,596,000 shares issued in connection with private offerings; and 2,000,000 shares in June 2006 in connection with the Company's acquisition of StarTrak Systems, LLC.

       The 2006 private offerings included the January 2006 sale to an institutional investor of 600,000 units consisting of one share of Class A Common Stock together with a 3-year warrant to purchase one-half share of the Company's Common Stock at a price of $2.12 per share ("Unit") for a unit sale price of $1.50. The Company received $830,000, net of commission, from the offering. The Company granted additional warrants to purchase 21,000 shares of its Common Stock on terms identical to those granted in the private offering as commissions related to the offering. In addition, in April 2006 the Company completed the sale, in a private offering to a trust beneficially owned by a Director of the Company, of 328,000 units for $500,200. The units consisted of one share of Class A Common Stock, together with a warrant to purchase one share at a price of $1.62 per share. In June 2006, the Company completed two additional private offerings, the first to three institutional investors for a total of 334,000 units consisting of one share of Class A Common Stock together with a 3-year warrant to purchase one-half share of the Company's Common Stock at a price of $2.12 per share ("Unit"), for a unit sale price of $1.50. The Company received $479,000, net of commissions, from the offering. The second June 2006 offering consisted of 334,000 units to an institutional investor, each unit composed of one share of Class A Common Stock together with a 3-year warrant to purchase one-half share of the Company's Common Stock at a price of $2.12 per share ("Unit"), for a unit sale price of $1.50. The Company received $464,900, net of commissions, from the offering. The Company also granted warrants to purchase 11,700 shares of Common Stock on terms identical to those granted in the private offering as commissions related to the offering. Nasdaq listing fees paid during fiscal year 2006 amounted to $44,100.

       Effective June 30, 2006, the Company acquired StarTrak Systems, LLC, a Delaware limited liability company ("StarTrak"). The transaction was structured as a merger between a newly formed subsidiary of the Company and StarTrak, resulting in the Company owning all of the post-transaction membership interests in StarTrak and the previous StarTrak members receiving 2,000,000 shares of the Company's Class A common stock and the right to receive in the future either cash or additional shares of the Company's Class A common stock. The 2,000,000 initial shares issued to the StarTrak members were valued at $3,485,000. Potential additional shares to be issued to the StarTrak members was presented for approval as a proposal to the Alanco's shareholders at the 2006 Annual Shareholders Meeting held on January 30, 2007.

       Warrants - As of June 30, 2007, the Company had 3,098,300 warrants outstanding with a weighted average exercise price of $2.19. The life of the outstanding warrants extends from September 2007 through April 2016. The following is a table of activity related to all warrants.

                                                                  Weighted
                                                Number of         Average
                                                 Shares       Exercise Price $
                                              -------------   ----------------
       WARRANTS OUTSTANDING, June 30, 2005      2,002,000     $     2.73
          Granted                               1,734,700           1.85
          Exercised                              (740,000)          1.53
          Canceled/Expired                       (120,000)          1.75
                                              -------------   ----------------
       WARRANTS OUTSTANDING, June 30, 2006      2,876,700     $     2.73
          Granted                                 591,500           1.67
          Exercised                              (369,900)          2.44
          Canceled/Expired                          -                 -
                                              -------------   ----------------
       WARRANTS OUTSTANDING, June 30, 2007      3,098,300     $     2.19
                                              =============   ================

       Details relative to the 3,098,300 outstanding warrants at fiscal 2007 year end are outlined below.

                               Outstanding Warrants

               Date            Number   Exercise       Date       Purpose of
             of Grant        of Shares   Price $   of Expiration   Issuance
   --------------------------------------------------------------------------
             9/4/2002          10,000     $2.50      9/4/2007         (1)
            10/31/2003         20,000     $1.50     10/31/2008        (2)
            4/18/2004         280,000     $5.00      8/2/2009         (3)
            3/22/2005          30,000     $2.25      3/22/2010        (2)
            3/23/2005         200,000     $2.50      3/23/2010        (1)
            6/29/2005         342,000     $2.37      6/29/2010        (4)
            8/31/2005         188,000     $2.50     11/15/2007        (5)
            11/16/2005        460,000     $1.25     11/16/2008        (4)
            1/16/2006         308,400     $2.12      1/16/2009        (6)
            4/26/2006         328,000     $1.62      4/25/2016        (7)
             6/2/2006         167,000     $2.12      6/2/2009         (8)
            6/15/2006         173,400     $2.12      6/15/2009        (8)
            7/14/2006          72,000     $1.50      7/14/2011        (9)
            7/14/2006         216,000     $1.50      1/30/2012        (9)
            9/28/2006         283,500     $1.80      9/30/2011       (10)
            6/25/2007          20,000     $2.25      6/25/2010        (2)
                           ----------
  Total Warrants
  Outstanding @ 6/30/2007   3,098,300
                           ==========

   (1) Issued in outside services rendered
   (2) Issued in consideration for line of credit agreement
   (3) Issued in connection with April 2004 private offering
   (4) Issued in consideration for exercise of expiring warrants above market price
   (5) Issued in connection with August 2005 private offering
   (6) Issued in connection with January 2006 private offering
   (7) Issued in connection with Aprilt 2006 private offering
   (8) Issued in connection with June 2006 private offering
   (9) Issued in connection with sale of Series A Preferred Stock
  (10) Issued in connection with September 2006 term loan financing

       Warrants exercised in fiscal 2007 and 2006, were 369,900 and 740,000, respectively. Exercise of these warrants generated approximately $902,500 in fiscal 2007 and $1,135,000 in fiscal 2006.

       Stock Options - As of June 30, 2007, the Company had a total of 5,543,800 stock options outstanding with a weighted average exercise price of $1.97. Of these options, 4,602,400 are exercisable at 2007 fiscal year end. The tables below, as well as the narrative following, provide further information regarding the Company's stock options.

       The following is a table of activity of all options:

                                                                Weighted
                                               Number of         Average
                                                Shares       Exercise Price $
                                             -------------   ----------------
       OPTIONS OUTSTANDING, June 30, 2005       3,122,600      $   2.10
         Granted                                3,048,000          1.88
         Exercised                               (100,000)         1.00
         Canceled/Expired                        (349,600)         2.23
                                             -------------    ---------------
       OPTIONS OUTSTANDING, June 30, 2006       5,721,000      $   1.98
         Granted                                  278,000          1.47
         Exercised                               (300,000)         1.08
         Canceled/Expired                        (155,200)         3.05
                                             -------------    ---------------
       OPTIONS OUTSTANDING, June 30, 2007       5,543,800      $   1.97
                                             =============    ===============

       For all options granted during fiscal years 2007 and 2006, the option price was not less than the market price, as defined in the stock option plans, of the Company's Common Stock on the grant date. At June 30, 2007, options for 4,602,400 shares were exercisable and options for the remaining shares become exercisable within the next four years. If not previously exercised, options outstanding at June 30, 2007 will expire as follows:

         Calendar Year          Number of          Weighted Average
         of Expiration            Shares           Exercise Price $
        ---------------      -------------       -------------------
            2008                  248,000        $       1.08
            2009                  254,000                2.55
            2010                  128,000                4.28
            2011                2,520,800                1.84
            2012                  618,000                2.38
            2013                  303,000                1.02
            2014                  714,000                2.27
            2015                  738,000                1.88
            2016                   20,000                1.60
                             -------------       -------------------
                                5,543,800        $       1.97
                             =============       ===================

       Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2007 is as follows:

                       Options Outstanding              Options Exercisable
             --------------------------------------  ------------------------
                           Weighted Avg.   Weighted                 Weighted
               Number        Remaining     Average      Number       Average
 Exercise        of         Contractual    Exercise       of        Exercise
   Price       Shares     Life (in years)   Price       Shares        Price
------------ ------------ -------------------------  ---------    ------------
$0.92-$1.15      564,000       4.46         $1.02       564,000       $1.02
$1.25-$1.37      293,000       4.4          $1.34        95,000       $1.28
$1.75-$1.87    2,436,800       4.26         $1.82     1,693,400       $1.82
$2.00-$2.25    1,202,000       7.44         $2.15     1,202,000       $2.15
$2.50-$2.87      918,000       4.18         $2.54       918,000       $2.54
$3.75-$5.87      130,000       3.53         $4.51       130,000       $4.51
             -----------                             ---------
  Totals       5,543,800                             4,602,400
             ===========                             =========

       The Company Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company's Board of Directors. Company stock options are issued to employees at an exercise price not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Unless otherwise established by the Committee, the standard vesting schedule for the incentive stock options issued currently is 10% vested immediately upon grant, 15% vested after twelve months from date of grant, 25% after two years from the date of grant, 25% after three years, and 25% after four years. All of the options have been or will be registered on Form S-8 filings. See Footnotes 1 and 2 for a discussion of the applicable accounting treatment of stock-based compensation for fiscal years 2007 and 2006.

                                            Alanco Stock Option Summary (1)
                                                     as of 6/30/07
                                                                                  Balance       Exercise
    Plan          Authorized     Issued    Exercised    Cancelled   Outstanding   to Issue   Price Range (5)
-------------------------------------------------------------------------------------------------------------

    Misc    (2)         N/A    1,468,000     322,000     446,000       700,000            0   $1.07 - $2.50
    1998    (3)     300,000      641,800      77,000     346,800       218,000        5,000   $1.25 - $2.87
  1998 D&O  (4)     300,000      300,000     162,000           0       138,000            0   $1.25 - $4.37
    1999    (3)     600,000    1,582,500     210,000   1,000,500       372,000       18,000   $0.92 - $5.87
  1999 D&O  (4)     200,000      258,000           0      60,000       198,000        2,000   $1.87 - $5.00
    2000    (3)     400,000      765,000     121,700     402,300       241,000       37,300   $0.92 - $3.75
  2000 D&O  (4)     200,000      196,000      48,000           0       148,000        4,000   $0.92 - $2.50
    2002    (3)     600,000      698,000           0     114,000       584,000       16,000   $1.82 - $2.50
  2002 D&O  (4)     200,000      200,000      16,000           0       184,000            0    $1.87- $2.50
    2004    (3)     800,000    1,020,000           0     228,000       792,000        8,000    $1.15- $2.50
  2004 D&O  (4)     400,000      396,000           0           0       396,000        4,000    $1.15- $2.02
    2005    (3)   1,200,000    1,192,000           0      19,200     1,172,800       27,200    $1.37- $2.50
  2005 D&O  (4)     400,000      400,000           0           0       400,000            0    $1.37- $1.82
    2006    (3)   3,000,000            0           0           0             0    3,000,000        N/A
  2006 D&O  (4)   1,000,000            0           0           0             0    1,000,000        N/A
                ----------------------------------------------------------------------------
Totals            9,600,000    9,117,300     956,700   2,616,800     5,543,800    4,121,500
                ============================================================================

(1)  Only includes plans with options currently outstanding or having a balance available to issue.
(2)  Options issued to officers and other employees outside of any plan as an inducement at time of employment.
(3)  Employee Incentive Stock Option Plan
(4)  Directors and Officers Stock Option Plan
(5)  Range of exercise prices for outstanding options only.

13.    RETIREMENT PLAN

       The Company provides a 401(k) retirement plan for its employees. Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment. Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate. The Company matches 25% of the amount deferred by employees, matching up to 4% of an employee's annual compensation. The Company's matching contributions totaled $19,400 and $17,000 for the years ended June 30, 2007 and 2006, respectively.

14.    STARTRAK ACQUISITION

       Alanco entered into an Agreement and Plan of Reorganization (the "Transaction") in June 2006 to acquire 100% of StarTrak Systems, LLC ("StarTrak"), a Delaware LLC, located in Morris Plains, New Jersey. StarTrak, a leading provider of tracking and wireless subscription data services to the transportation industry, specifically focuses upon the refrigerated or "Reefer" segment of the transport industry providing the dominant share of all wireless tracking, monitoring and control services to this market segment. The transaction closed effective June 30, 2006.

       The all-stock Transaction was effected by the issuance of 2 million Alanco Class A Common shares at closing, effective June 30, 2006, and the issuance on January 30, 2007 following shareholder approval of 3,280,000 additional shares. In addition, the sellers could potentially earn up to an additional $8 million (a maximum of $4 million each year) based upon StarTrak operations achieving certain financial targets in fiscal years 2007 and 2008 ("Earn-out"). The value of the Earn-out for fiscal year 2007 was calculated as two hundred percent of StarTrak gross profit in excess of $6 million. Gross profit for fiscal year 2007 was less than the minimum of $6 million and therefore no earn-out was paid. For fiscal year 2008, the Earn-out is calculated as two hundred percent of gross profit in excess of $8 million. Upon shareholder approval, the Earn-out may be paid in shares of Alanco Class A Common stock valued at market, determined as a ten-day average closing price immediately prior to issuance.

       The annual Alanco shareholders' meeting was held on January 30, 2007, at which the shareholders approved various proposals related to the acquisition including the issuance of the 3,280,000 common shares required by the Agreement, as well as authorization of the issuance of common shares as payment of any potential Earn-out obligation under the Agreement.

       A summary of the amounts of the assets and liabilities acquired in the StarTrak acquisition are as follows:

       Current Assets
          Accounts receivable                         $   919,700
          Inventory                                       885,900
          Prepaid expense                                  33,500
                                                      ------------
             Total current assets                     $ 1,839,100

       Property and Equipment                              42,300
       Other Assets - deposits                              4,500
                                                      ------------
             Total Assets                             $ 1,885,900
                                                      ============
       Current Liabilities
          Accounts payable                            $ 3,683,300
          Notes payable                                   368,300
          Customer advances                             1,001,100
          Deferred revenues                               119,700
          Due to Alanco                                   774,300 (a)
                                                      ------------
             Total current liabilities                  5,946,700

       Long-Term debt                                   1,365,000
                                                      ------------
             Total Liabilities                          7,311,700
                                                      ------------
       Liabilities assumed in excess of
          assets acquired                             $ 5,425,800
                                                      ============

       (a) Amounts classified as "Due to Alanco" at the time of the acquisition consisted of operating advances made to StarTrak prior to the acquisition.

       The value of the Transaction, considering the 2 million Class A Common Shares issued at closing (valued at $3,485,000), 3,280,000 Class A Common shares issued upon shareholder approval (valued at $5,715,400 on June 30, 2006), StarTrak net liabilities assumed of $5,425,800 and the related costs of the acquisition of $434,500, was valued at $15,060,700. In accordance with the provisions of SFAS 141, Business Combinations, the transaction must be recorded using the purchase method of accounting, which requires the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed by balance sheet classifications. The Company engaged the services of an independent consultant for valuation services related to FASB 141 and determined that the appropriate value of intangible assets acquired in this transaction is $2,485,300, resulting in total goodwill at June 30, 2007 from this transaction of $12,575,400. If additional payments are made pursuant to the Earn-out provisions of the merger agreement, or if the value of the 3,280,000 shares issued upon shareholder approval is valued differently than valued at closing, the purchase price and related goodwill value may be adjusted.

15.      SEGMENT REPORTING

The following table is a summary of the results of operations and other financial information by major segment:

                                                          Wireless
                                 Data         RFID         Asset
                               Storage     Technology    Management   Corporate       Total
                             ------------ ------------ ------------- ------------ -------------
Fiscal year 2007

Revenue                      $ 4,432,000  $ 1,065,500  $ 12,976,600  $    -       $ 18,474,100
   Cost of Goods Sold          3,360,000      735,700     8,505,900       -         12,601,600
                             ------------ ------------ ------------- ------------ -------------
Gross Profit                   1,072,000      329,800     4,470,700       -          5,872,500
   Selling, General &
      Administrative           1,504,600    2,314,600     5,192,200    1,310,800    10,322,200
                             ------------ ------------ ------------- ------------ -------------
Operating Income (Loss)      $  (432,600) $(1,984,800) $   (721,500) $(1,310,800) $ (4,449,700)
                             ============ ============ ============= ============ =============
Accounts Receivable          $   327,300  $   342,400  $  1,561,300  $    17,600  $  2,248,600
                             ============ ============ ============= ============ =============
Inventory                    $   859,600  $ 1,279,100  $  1,669,400  $    -       $  3,808,100
                             ============ ============ ============= ============ =============
 Total Assets                $ 1,511,300  $ 7,247,400  $ 17,870,900  $ 1,253,300  $ 27,882,900
                             ============ ============ ============= ============ =============
Capital Expenditures         $    38,800  $   103,100  $     64,000  $    -       $    205,900
                             ============ ============ ============= ============ =============
Depreciation & Amortization  $    23,600  $   289,100  $    644,100  $     2,700  $    959,500
                             ============ ============ ============= ============ =============

Fiscal year 2006

Revenue                      $ 4,813,000  $   631,500  $      -      $    -       $  5,444,500
   Cost of Goods Sold          3,412,800      479,900         -           -          3,892,700
                             ------------ ------------ ------------- ------------ -------------
Gross Profit                   1,400,200      151,600         -           -          1,551,800
   Selling, General &
      Administrative           1,407,400    2,669,600         -        1,553,100     5,630,100
                             ------------ ------------ ------------- ------------ -------------
Operating Income (Loss)      $    (7,200) $(2,518,000) $      -      $(1,553,100) $ (4,078,300)
                             ============ ============ ============= ============ =============
Accounts Receivable          $   356,100  $   178,300  $    919,700  $    17,300  $  1,471,400
                             ============ ============ ============= ============ =============
Inventory                    $   875,200  $   940,500  $    885,900  $    -       $  2,701,600
                             ============ ============ ============= ============ =============
Total Assets                 $ 1,590,400  $ 7,239,800  $ 17,572,200  $ 1,259,100  $ 27,661,500
                             ============ ============ ============= ============ =============
Capital Expenditures         $    15,800  $    54,400  $     -       $       600  $     70,800
                             ============ ============ ============= ============ =============
Depreciation & Amortization  $    21,200  $   355,600  $     -       $     3,200  $    380,000
                             ============ ============ ============= ============ =============

16. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)

     The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2007 and 2006. In management's opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

     Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

                                        1st Quarter         2nd Quarter        3rd Quarter       4th Quarter
2007

Net Sales                           $      5,134,900   $       5,591,100  $       4,422,800  $      3,325,300
Cost of sales                              3,336,400           3,734,100          3,106,200         2,424,900
                                      ---------------    ----------------   ----------------   ---------------
Gross profit                               1,798,500           1,857,000          1,316,600           900,400
                                      ---------------    ----------------   ----------------   ---------------
Loss from Continuing Operations             (872,900)           (404,900)        (1,252,200)       (1,919,700)
                                      ---------------    ----------------   ----------------   ---------------
Net loss*                                 (1,234,900)           (659,600)        (1,782,500)       (2,194,700)
                                      ===============    ================   ================   ===============
Loss per share - basic & diluted    $          (0.08)  $           (0.04) $           (0.10) $          (0.13)
                                      ---------------    ----------------   ----------------   ---------------
Weighted Average Shares                   15,675,000          15,680,700         17,968,600        17,286,500
                                      ===============    ================   ================   ===============

2006

Net Sales                           $      1,369,100   $       1,501,300  $         988,000  $      1,586,100
Cost of sales                                979,300           1,062,400            716,100         1,134,900
                                      ---------------    ----------------   ----------------   ---------------
Gross profit                                 389,800             438,900            271,900           451,200
                                      ---------------    ----------------   ----------------   ---------------
Loss from Continuing Operations           (1,021,400)           (952,700)        (1,167,100)         (937,100)
                                      ---------------    ----------------   ----------------   ---------------
Net loss*                                 (1,330,000)         (1,059,100)        (1,273,600)         (929,200)
                                      ===============    ================   ================   ===============
Loss per share - basic & diluted    $          (0.12)  $           (0.09) $           (0.11) $          (0.07)
                                      ---------------    ----------------   ----------------   ---------------
Weighted Average Shares                   10,766,160          11,307,720         12,044,760        12,455,480
                                      ===============    ================   ================   ===============

*Attributable to Common Shareholders

17.  SUBSEQUENT EVENTS

     The Company announced on August 22, 2007 that it had completed an equity financing to private investors totaling approximately $4.8 million, net of expenses. Under the transaction, the Company issued 2,454,000 Class A Common Shares and granted three-year warrants to purchase 981,600 common shares at a price of $3.00 per share. Approximately $800,000 of the financing proceeds was used to repay long-term debt, with the balance to be utilized for working capital to fund the Company's anticipated expansion.

     On July 26, 2007, the Company executed an amendment to its Loan Agreement with Comvest Capital LLC in anticipation of an equity financing to raise additional working capital that modified the required prepayment of the loan in the event the Company raises funds through the issuance of equity. The amendment reduced the required prepayment of the loan to 17.5% of the net equity raised.

     On September 19, 2007, the U.S. Bankruptcy Court, having jurisdiction over the bankruptcy case of Technology Systems International, Inc. ("TSIN"), approved a Settlement and Mutual Release Agreement between the Company and TSIN with respect to the lawsuit initiated by TSIN concerning the purchase by the Company of the assets of TSIN effective June of 2002. The agreement provides for resolution of the lawsuit based upon a valuation of the TSIN assets acquired to be performed by an independent appraiser. The Company believes the valuation will show that the Company paid not less than fair value for the TSIN assets.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

The officers and directors of the Company are:
                                                                 Year
       Name               Age           Position             First Director

Harold S. Carpenter       73             Director                1995
James T. Hecker           50             Director                1997
Robert R. Kauffman        67      Director/C.O.B./C.E.O.         1998
Thomas C. LaVoy           47             Director                1998
John A. Carlson           60      Director/E.V.P./C.F.O.         1999
Donald E. Anderson        73             Director                2002
Timothy P. Slifkin        52    Director/C.E.O. - StarTrak       2006

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

       Name            Age              Position               Year Appointed
                                                                 to Position
------------------------------------------------------------------------------
Greg M. Oester         58        President                          2002
                                 Alanco/TSI PRISM, Inc.
Thomas A. Robinson     46        Executive Vice President           2006
                                 StarTrak Systems, LLC

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that as of the date of filing of this Form 10-KSB, all Section 16(a) filing requirements applicable to its officers, Directors and greater than 10% beneficial owners were satisfied.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by the Company for the services rendered during the fiscal years ended June 30, 2007, 2006 and 2005 to the Company's Chief Executive Officer, Chief Financial Officer, President of the Company's subsidiary, Alanco/TSI PRISM, Inc. (ATSI), President of the Company's subsidiary, StarTrak Systems, LLC (STS), and Executive Vice President of the Company's subsidiary, StarTrak Systems, LLC, whose salaries and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers"). No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last three fiscal years.

                                           Annual Compensation         Long-Term Compensation
                                    --------------------------------- ------------------------
                Name and                                 Other (1)      Securities (# shares)
               Principal              Annual              Annual         Underlying Options
                Position              Salary   Bonus  Compensation $      Granted during FY
----------------------------------- ---------- ----- ---------------- ------------------------

Robert R. Kauffman, C.E.O.
       FY 2007                       $250,000   None     $17,400              60,000
       FY 2006                        225,000   None      17,400             376,000
       FY 2005                        183,750   None      17,400              40,000
John A. Carlson, C.F.O.
       FY 2007                        222,500   None      10,400              20,000
       FY 2006                        200,000   None      10,400             228,000
       FY 2005                        163,333   None      10,033              30,000
Greg M. Oester, President, ATSI
       FY 2007                        154,500   None       None                    0
       FY 2006                        154,500   None       None               48,000
       FY 2005                        154,500   None       None               14,000
Timothy P. Slifkin, President, STS
       FY 2007                        160,000   None         667                   0
       FY 2006                          N/A      N/A        N/A              400,000
       FY 2005                          N/A      N/A        N/A                 N/A
Thomas A. Robinson, Exec V.P., STS
       FY 2007                        160,000   None         667                   0
       FY 2006                          N/A      N/A        N/A              400,000
       FY 2005                          N/A      N/A        N/A                 N/A

(1)   Represents supplemental executive benefit reimbursement for the year and Company matching for
      Alanco's 401(K) Profit Sharing Plan.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2007, to each of the Named Executive Officers and/or Directors and to all other employees as a group. No stock appreciation rights ("SARs") have been granted by the Company.

                                INDIVIDUAL GRANTS

                   Number of
                  Securities
                  Underlying  % of Total    Exercise
                    Options    Options       Price       Grant     Expiration
      Name          Granted    Granted       ($/Sh)      Date         Date

Robert Kauffman      60,000     21.58%       $1.37     8/15/2006   8/15/2011
John Carlson         20,000      7.19%       $1.37     8/15/2006   8/15/2011
Harold Carpenter     40,000     14.39%       $1.37     8/15/2006   8/15/2011
Donald Anderson     100,000     35.97%       $1.37     8/15/2006   8/15/2011
Other Employees      58,000     20.86%       $1.86     1/8/2007     1/8/2012
                  ----------------------
Total               278,000    100.00%
                  ======================

All options are granted at a price not less than "grant-date market." During the fiscal year 155,200 previously granted stock options expired or were cancelled.

Aggregated Options and Warrants - Exercised in Last Fiscal Year and Values at Fiscal Year End

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2007, and the value of the unexercised, in-the-money options at June 30, 2007.


                        Shares                       Unexercised      Value of Unexercised
                     Acquired On        Value    Options & Warrants       In-The-Money
                   Exercise During    Realized   at Fiscal Year End    Options &Warrants
     Name          2007 Fiscal Year    ($) (1)      (Shares) (2)         at FYE ($) (3)
     ----          ----------------    -------      ------------         --------------

Robert Kauffman          200,000       $426,000       1,209,000            $742,760
John Carlson                   0              0         586,000             306,560
Harold Carpenter               0              0         276,000             175,680
James Hecker                   0              0         160,000              68,240
Thomas LaVoy                   0              0         152,000              60,560
Donald Anderson           40,000         (4,000)        992,000             562,280
Timothy Slifkin                0              0         220,000             121,000
Greg Oester                    0              0         488,000             103,160
Thomas Robinson                0              0         220,000             121,000

(1) Calculated as the difference between closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2) Represents the number of securities underlying unexercised options and warrants that were exercisable at 2007 Fiscal Year End.
(3)    Calculated as the difference between the closing price of the Company's
       Common Stock on June 30, 2007, and the exercise price for those options exercisable on June 30, 2007, with an exercise price less than the closing price, multiplied by the number of applicable options.

Option Grants Subsequent to Fiscal Year End

                        Number of
                        Underlying
                        Securities
                         Options      Date of     Date      Expiration  Option
               Name      Granted       Grant   Exercisable     Date      Price
Officers & Directors          0         --         --           --         --
Other Employees         408,000 (1)   7/20/07      (2)       7/20/12     $2.50

(1) Issued pursuant to the 1998, 1999, 2002, 2004, 2005 & 2006 Stock Option
    Plans.
(2) 10% vest on 7/20/2007, 15% vest on 7/20/2008, 25% vest on 7/20/2009, 25%
    vest on 7/20/2010 and 25% vest on 7/20/2011.

                Employment Agreements and Executive Compensation

The Executive Officers are at-will employees without employment agreements.

Compensation of Directors

During Fiscal Year 2007, non-employee Directors were compensated for their services in cash ($750 per meeting per day up to a maximum of $1,500 per meeting) and through the grant of options to acquire shares of Class A Common Stock as provided by the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and 2006
Directors and Officers Stock Option Plans (the "D&O Plans") which are described below. All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

The 1996 Directors and Officers Stock Option Plan was approved by the Board of Directors on September 9, 1996. Shareholders approved the 1998, 1999, 2000, 2002, 2004, 2005, and 2006 Directors and Officers Stock Option Plans on November 6, 1998, November 5, 1999, November 10, 2000, November 22, 2002, November 19,
2004, January 20, 2006, and January 30, 2007, respectively. The purpose of the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and 2006 D&O Plans is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a propriety interest in the Company by the grant of Options to acquire shares of the Company's common stock. All Directors and Executive Officers of the Company are eligible to participate in the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and
2006 Plans. Newly appointed Directors receive options to purchase shares of common stock at fair market value. Upon each subsequent anniversary of the election to the Board of Directors, each non-employee Director may receive an additional option to purchase shares of common stock at fair market value.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or common stock equivalent as of September 18, 2007. Information regarding the stock ownership of Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, Donald E. Anderson, Alanco Director, Timothy P. Slifkin, Director and StarTrak Chief Executive Officer, and Thomas A. Robinson, StarTrak Executive Vice President, is also shown in the table in the following section, Current Directors and Executive Officers.

                                                    Five Percent Owners

                                       Class A                             Total                               Total
                                       Common                              Common                   Total     Stock,
                                       Shares                              Stock                    Stock    Options &
                                        Owned                            Equivalent  Exercisable     Owned    Warrants
                            Class A    Percent    Series A      Total      Owned        Stock         and     Percent of
                             Common      of      Preferred     Common     Percent      Options      Options    Common
                             Shares     Class      Shares       Stock        of          and          and     Equivalent
                             Owned       (6)     Owned (7)   Equivalent  Class (6)    Warrants      Warrants  Class (8)
                           ---------------------------------------------------------------------------------------------

Technology Systems          1,807,670    7.96%      --       1,807,670     6.47%       --         1,807,670     6.47%
 International, Inc. (1)

Donald E. Anderson (2)      1,204,107    5.30%   1,343,085   2,815,810    10.08%     1,007,000    3,822,810    13.21%

Robert R. Kauffman (3)        212,800    0.94%     863,146   1,248,576     4.47%     1,218,000    2,466,576     8.46%

Timothy P. Slifkin (4)      2,403,480   10.58%           0   2,403,480     8.61%       220,000    2,623,480     9.32%

Thomas A. Robinson (5)      1,542,320    6.79%           0   1,542,320     5.52%       220,000    1,762,320     6.26%

(1) Technology Systems International, Inc., a Nevada corporation, (TSIN) is an independent, private company, which was issued 6,000,000 shares (equivalent to 2,400,000 as adjusted for the October 16, 2006 2 for 5 reverse stock split) of Alanco common stock in 2002 in connection with the acquisition of the assets of TSIN effective in June 2002. TSIN filed a Schedule 13G on December 31, 2006, indicating TSIN ownership of 1,807,670 Alanco common shares. TSIN has previously indicated their intention to distribute the shares of Alanco common stock in excess of certain corporate litigation and liquidation expenses on a pro-rata basis to their shareholders; however, the shares have not been distributed as of the date of filing, and there is no assurance that the shares will be distributed. The address of TSIN is c/o Jill H. Ford, Trustee, P.O. Box 5845, Carefree, AZ 85377.

(2) The number of shares, options and warrants owned includes The Anderson Family Trust, owner of 902,867 shares of Alanco Class A Common Stock, 774,703 shares of Alanco Series A Convertible Preferred Stock and 670,000 exercisable warrants; Programmed Land, Inc., owner of 293,240 shares of Alanco Class A Common Stock, 568,382 shares of Alanco Series A Convertible Preferred Stock and 200,000 exercisable warrants, both of which Mr. Anderson claims beneficial ownership; and 8,000 shares of Alanco Class A Common Stock and 137,000 exercisable options owned by Mr. Anderson. Mr. Anderson also has an additional 75,000 stock options with a vesting schedule ranging from August 15, 2008 to August 15, 2010. The 1,343,085 shares of Series A Convertible Preferred Stock beneficially owned by Mr. Anderson represent 33.71% of the total Series A Convertible Preferred shares outstanding. Mr. Anderson's address is 11804 North Sundown Drive, Scottsdale, Arizona 85260.

(3) In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares. If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may acquire additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned; but due to matters as discussed in Footnote 1 above, we are unable to accurately calculate the changes to Mr. Kauffman's ownership. Mr. Kauffman also has an additional 45,000 stock options with a vesting schedule ranging from August 15, 2008 to August 15, 2010. The 863,146 shares of Series A Convertible Preferred Stock beneficially owned by Mr. Kauffman represent 21.66% of the total Series A Convertible Preferred shares outstanding. The address for Mr. Kauffman is: c/o Alanco Technologies, Inc., 15575 North 83rd Way, Suite 3, Scottsdale, Arizona 85260.

(4) In addition to the stock options shown above, Timothy P. Slifkin, Director and President of StarTrak Systems, LLC, has 180,000 options with a vesting schedule ranging from June 30, 2008 to June 30, 2010.

(5) In addition to the stock options shown above, Thomas A. Robinson, Executive Vice President of StarTrak Systems, LLC, has 180,000 options with a vesting schedule ranging from June 30, 2008 to June 30, 2010.
(6) The percentages for Class A Common Stock shown are calculated based upon 22,718,035 shares of Class A Common Stock outstanding on September 18, 2007. The percentages for Total Common Stock Equivalent are calculated based upon 27,929,402 shares outstanding on September 18, 2007.

(7) Preferred Shares are Series A Convertible Preferred Stock, each share of which is convertible into 1.2 shares of Class A Common Stock. As of September 18, 2007, there are 3,984,118 shares of Series A Convertible Preferred Stock outstanding. The 5% owners do not own any shares of the Series B Convertible Preferred Stock.

(8) In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by any other stockholders.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock and Preferred Stock beneficially owned as of September 18, 2007, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

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

                                     Securities of the Registrant Beneficially Owned (1)

                                                                                                                      Total
                           Class A    Shares   Series A     Shares     Total     Shares                   Total      Stock,
                            Common    Owned    Preferred     Owned     Common     Owned   Exercisable     Stock      Options
                            Stock    Percent    Stock       Percent    Stock     Percent     Stock       Owned +   & Warrants
         Name of            Shares   of Class   Shares      of Class Equivalent  of Class  Options &    Options &  Percent of
  Beneficial Owner (2)      Owned      (7)      Owned         (7)      Owned       (7)    Warrants (8)  Warrants    Class (9)

Robert R. Kauffman (3)       212,800    0.94%    863,146     21.66%   1,248,576    4.47%    1,218,000    2,466,576     8.46%
  Director/COB/CEO
John A. Carlson              100,257    0.44%    154,665      3.88%     285,855    1.02%      589,000      874,855     3.07%
  Director/EVP/CFO
Harold S. Carpenter          122,216    0.54%    344,195 (5)  8.64%     535,250    1.92%      282,000      817,250     2.90%
  Director
James T. Hecker               28,156    0.12%     32,345 (6)  0.81%      66,971    0.24%      160,000      226,971     0.81%
  Director
Thomas C. LaVoy                9,859    0.04%     55,804      1.40%      76,824    0.28%      152,000      228,824     0.81%
  Director
Donald E. Anderson (4)     1,204,107    5.30%  1,343,085     33.71%   2,815,810   10.08%    1,007,000    3,822,810    13.21%
  Director
Timothy P. Slifkin         2,403,480   10.58%          0      0.00%   2,403,480    8.61%      220,000    2,623,480     9.32%
  Director/CEO - StarTrak
Greg M. Oester                23,155    0.10%     15,686      0.39%      41,979    0.15%      488,000      529,979     1.86%
  President - TSIA
Thomas A. Robinson         1,542,320    6.79%          0      0.00%   1,542,320    5.52%      220,000    1,762,320     6.26%
  EVP - StarTrak
                          -----------         -----------            -----------          ------------ ------------
Officers and Directors as
a Group (9 individuals)    5,646,350   24.85%  2,808,926     70.50%   9,017,065   32.29%    4,336,000   13,353,065    41.39%
                          ===========         ===========            ===========          ============ ============

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

(4) The number of shares, options and warrants owned includes The Anderson Family Trust, owner of 902,867 shares of Alanco Class A Common Stock, 774,703 shares of Alanco Series A Convertible Preferred Stock and 670,000 exercisable warrants; Programmed Land, Inc., owner of 293,240 shares of Alanco Class A Common Stock, 568,382 shares of Alanco Series A Convertible Preferred Stock and 200,000 exercisable warrants, both of which Mr. Anderson claims beneficial ownership; and 8,000 shares of Alanco Class A Common Stock and 137,000 exercisable options owned by Mr. Anderson.

(5) Excludes 176,000 shares of Class A Common Stock, 379,980 shares of Series A Convertible Preferred Stock and 92,000 warrants to purchase Class A Common Stock owned by Heartland Systems Co., a company for which Mr. Carpenter serves as an officer. Mr. Carpenter disclaims beneficial ownership of such shares.

(6) Excludes 220,000 shares of Class A Common Stock, 487,461 shares of Series A Convertible Preferred Stock and 174,000 warrants to purchase Class A Common Stock owned by Rhino Fund LLP. The fund is controlled by Rhino Capital Incorporated, for which Mr. Hecker serves as Treasurer and General Counsel. Mr. Hecker disclaims beneficial ownership of such shares.

(7) The percentages for Class A Common Stock shown are calculated based upon 22,718,035 shares of Class A Common Stock outstanding on September 18, 2007. The percentages for Series A Convertible Preferred Stock are calculated based upon 3,984,118 shares of Series A Convertible Preferred Stock outstanding on September 18, 2007, each of which is convertible into 1.2 shares of Class A Common Stock. The percentages for Common Stock Equivalent shares are calculated based upon 27,929,402 Common Stock Equivalent shares outstanding as of September 18, 2007.

(8) Represents unexercised stock options and warrants issued to named executive officers and directors. All options and warrants listed that were issued to the executive officers and directors were exercisable at September 18, 2007. Robert Kauffman also holds the following options:
       15,000 options exercisable in fiscal year 2009, 15,000 options exercisable in fiscal year 2010, and 15,000 options exercisable in fiscal year 2011. John Carlson also holds the following options: 5,000 options exercisable in fiscal year 2009, 5,000 options exercisable in fiscal year 2010, and 5,000 options exercisable in fiscal year 2011. Donald Anderson also holds the following options: 25,000 options exercisable in fiscal year 2009, 25,000 options exercisable in fiscal year 2010, and 25,000 options exercisable in fiscal year 2011. Harold Carpenter also holds the following options: 10,000 options exercisable in fiscal year 2009, 10,000 options exercisable in fiscal year 2010, and 10,000 options exercisable in fiscal year 2011. Timothy Slifkin also holds the following options:
       60,000 options exercisable in fiscal year 2008, 60,000 options exercisable in fiscal year 2009, and 60,000 options exercisable in fiscal year 2010. Thomas Robinson also holds the following options: 60,000 options exercisable in fiscal year 2008, 60,000 options exercisable in fiscal year 2009, and 60,000 options exercisable in fiscal year 2010.

(9) The number and percentages shown include the shares of common stock equivalent actually owned as of September 18, 2007 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 18, 2007. The percentages shown are calculated based upon 27,929,402 Common Stock Equivalent shares outstanding as of September 18, 2007. In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock equivalent owned by any other stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Mr. Steve Oman, a former member of the Board of Directors, received compensation in the amount of approximately $116,100 and $70,200 for legal services to the Company for the fiscal year ended June 30, 2007 and 2006, respectively.

Mr. Donald Anderson, a member of the Board of Directors and trustee and beneficial owner of the Anderson Family Trust, was paid interest in fiscal year 2007 and 2006 under the Line of Credit Agreement in the amount of approximately $186,500 and $89,500, respectively.

See Note 7 and 10 to the consolidated financials for additional related party transactions and discussion.

PART IV

ITEM 13.  EXHIBITS

A. Exhibits
    3(i)  Articles of Incorporation of Alanco Technologies, Inc (1)
    3(ii) Bylaws of Alanco Technologies, Inc (2)
    4.1   Series A Preferred Convertible Stock Description (3)
    4.2   Series B Preferred Convertible Stock Description (4)
   10.1 1996 Directors and Officers Stock Option Plan and Kauffman and Carlson Stock Option Agreements (5)
   10.2 1998 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (6)
   10.3 1999 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (7)
   10.4 2000 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (8)
   10.5 2002 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (9)
   10.6 2004 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (10)
   10.7 2005 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (11)
   10.8   Nasdaq Delisting Notification (12)
   10.9   Amendment 3 to Line of Credit Agreement (13)
   10.10  Amendment 4 to Line of Credit Agreement (14)
   10.11  Amendment 5 to Line of Credit Agreement (15)
   10.12  Amendment 6 to Line of Credit Agreement (16)
   14.1   Corporate Code of Business Conduct and Ethics (16)
   21.    Active Subsidiaries of the Registrant

          Name                                      State of Incorporation
          Excel/Meridian Data, Inc.                       Arizona
          Fry Guy Inc.                                    Nevada
          Alanco/TSI PRISM, Inc.
             (formerly Technology Systems
             International, Inc.)                         Arizona
          StarTrak Systems, LLC                           Delaware

   31.1 Certification of Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certification of John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certification of Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.1   Audit/Corporate Governance Committee Charter (18)

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

       (10)   Incorporated by reference to Form S-8 filed February 17, 2005
       (11)   Incorporated by reference to Form S-8 filed February 2, 2006
       (12)   Incorporated by reference to Form 8-K filed August 4, 2006
       (13)   Incorporated by reference to Form 8-K filed March 28, 2005
       (14)   Incorporated by reference to Form 8-K filed July 6, 2005
       (15)   Incorporated by reference to Form 8-K filed July 14, 2006
       (16)   Incorporated by reference to Form 8-K filed July 28, 2007
       (17)   Incorporated by reference to Form 10QSB filed November 15, 2004
       (18)   Incorporated by reference to Form 14A filed October 18, 2004

B. Schedules NONE

     Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Semple, Marchal & Cooper, LLP, the Company's independent auditor, for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2007 and 2006 and the review of the financial statements included in the Company's Forms 10-QSB for such fiscal years were approximately $122,300 and $107,100, respectively.

Financial Information Systems Design and Implementation

There were no fees billed for the professional services described in Paragraph
(c)(4)(ii) of Rule 2-01 of Regulation S-X rendered by Semple, Marchal & Cooper, LLP for the fiscal year ended June 30, 2007 and 2006.

All Other Fees

Semple, Marchal & Cooper, LLP billed the Company during fiscal year 2007 and 2006 a total of approximately $12,000 and $11,000, respectively, for tax preparation and tax consulting services. The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant's independence.

Audit Committee Pre-Approval Policies and Procedures

The 2007 and 2006 audit services provided by Semple, Marchal & Cooper were approved by our Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent accountants and the estimated fees related to these services. During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor. These services and fees must be deemed compatible with the maintenance of the auditor's independence, in compliance with the SEC rules and regulations. Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   ALANCO TECHNOLOGIES, INC.
                                   (Registrant)
                                   /s/ John A. Carlson
                                   John A. Carlson
                                   Chief Financial Officer
Date: September 27, 2007

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

Date:    September 27, 2007

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

Date:    September 27, 2007

/s/ John A. Carlson
---------------------
John A. Carlson
Vice President and Chief Financial Officer

EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this annual report of Form 10-KSB (the "Report") for the period ended June 30, 2007 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   September 27, 2007
                                 /s/ Robert R. Kauffman
                                 ----------------------
                                 Robert R. Kauffman
                                 Chief Executive Officer

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


DATE: September 27, 2007         /s/ Robert R. Kauffman
                                 ----------------------
                                 Robert R. Kauffman, CEO,
                                 Chairman of the Board

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

           SIGNATURE                      TITLE                  DATE
           ---------                      -----                  ----

     /s/Robert R. Kauffman       Director &                September 27, 2007
     ---------------------       Chief Executive Officer
         Robert R. Kauffman

     /s/James T. Hecker          Director                  September 27, 2007
     ------------------
         James T. Hecker

     /s/Harold S. Carpenter      Director                  September 27, 2007
     ----------------------
         Harold S. Carpenter

     /s/Thomas C. LaVoy          Director                  September 27, 2007
     ------------------
         Thomas C. LaVoy

     /s/Donald E. Anderson       Director                  September 27, 2007
     ---------------------
         Donald E. Anderson

     /s/John A. Carlson          Director &                September 27, 2007
     ------------------          Chief Financial Officer
         John A. Carlson

     /s/Timothy P.Slifkin        Director                  September 27, 2007
     --------------------
         Timothy P. Slifkin



By /s/ Robert R. Kauffman
       Chairman and Chief Executive Officer








                                 Transfer Agent
                        Computershare Trust Company, Inc.
                          350 Indiana Street, Suite 800
                                Golden, CO 80401
                                  303-262-0600
                                Fax: 303-262-0700