Form 10QSB
period 2007-09-30
ALANCO TECHNOLOGIES INC
filed 2007-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


         X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        ---
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2007

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

As of November 5, 2007 there were 22,692,500 shares, net of treasury shares, of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes ___ No X
                                                                         ---

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

                                      INDEX

                                                                    Page Number
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets September 30, 2007
              (Unaudited) and June 30, 2007...................................3

            Condensed Consolidated Statements of Operations (Unaudited)
              For the three months ended September 30, 2007 and 2006..........4

            Condensed Consolidated Statements of Changes in Shareholders'
              Equity (Unaudited)
              For the three months ended September 30, 2007...................5

            Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the three months ended September 30, 2007 and 2006..........6

   Notes to Condensed Consolidated Financial Statements (Unaudited)...........8
            Note A - Basis of Presentation and Recent Accounting
                     Pronouncements
            Note B - Stock Based Compensation
            Note C - Inventories
            Note D - Contracts in Process
            Note E - Deferred Revenue
            Note F - Loss per Share
            Note G - Equity
            Note H - Industry Segment Data
            Note I - Related Party Transactions
            Note J - Line of Credit and Term Loan
            Note K - Litigation
            Note L - Subsequent Events
            Note M - Liquidity

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................16

   Item 3.  Controls and Procedures..........................................21

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................21

   Item 2.  Unregistered Sale of Equity Securities
            and Use of Proceeds..............................................22

   Item 4.  Submission of Matters to a Vote of Security Holders..............22

   Item 6.  Exhibits.........................................................23

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007

                                            September 30, 2007    June 30, 2007
                                            ------------------    -------------
ASSETS                                        (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                   $  2,087,100        $    615,800
  Accounts receivable, net                       2,149,000           2,248,600
  Notes receivable, current                         29,600              29,600
  Cost and estimated earnings in excess
     of billing                                    248,800             122,000
  Inventories, net                               4,014,200           3,808,100
  Prepaid expenses and other current assets        699,500             382,800
                                              -------------       -------------
     Total current assets                        9,228,200           7,206,900
                                              -------------       -------------

PROPERTY, PLANT AND EQUIPMENT, NET                 239,000             250,700
                                              -------------       -------------

OTHER ASSETS
  Goodwill, net                                 17,931,700          17,931,700
  Other intangible assets                        1,939,700           2,066,200
  Other assets                                     385,200             427,400
                                              -------------       -------------
     Total other assets                         20,256,600          20,425,300
                                              -------------       -------------
TOTAL ASSETS                                  $ 29,723,800        $ 27,882,900
                                              =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense        $  3,324,100        $  4,155,500
  Notes payable, current                         1,984,300           2,485,900
  Deferred revenue, current                        939,700             784,600
                                              -------------       -------------
     Total Current Liabilities                   6,248,100           7,426,000

LONG TERM LIABILITIES
  Notes payable, long term                       4,480,400           4,814,100
  Deferred revenue, long term                      119,800             129,300
                                              -------------       -------------
TOTAL LIABILITIES                               10,848,300          12,369,400
                                              -------------       -------------

  Preferred Stock - Series B, 84,800 and
     82,800 shares issued and outstanding,
     respectively                                  835,600             815,000
                                              -------------       -------------

SHAREHOLDERS' EQUITY
  Preferred Stock - Series A Convertible,
     3,984,100 and 3,759,800 shares issued
     and outstanding, respectively               5,266,500           4,930,100
  Common Stock - 22,692,500 and 20,423,100
     shares outstanding, net of 200,000
     Treasury Stock                             92,440,300          87,595,100
  Accumulated deficit                          (79,666,900)        (77,826,700)
                                              -------------       -------------
     Total shareholders' equity                 18,039,900          14,698,500
                                              -------------       -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $ 29,723,800        $ 27,882,900
                                              =============       =============

         See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

                                                  2007                2006
                                              -------------       -------------

NET SALES                                     $  4,552,600        $  5,101,100

  Cost of goods sold                             2,964,900           3,331,900
                                              -------------       -------------

GROSS PROFIT                                     1,587,700           1,769,200

  Selling, general and administrative
     expense                                     2,876,800           2,558,700
                                              -------------       -------------

OPERATING LOSS                                  (1,289,100)           (789,500)

OTHER INCOME & (EXPENSES)
  Interest expense, net                           (210,500)            (86,100)
  Other income,  net                                16,400              21,900
                                              -------------       -------------
LOSS FROM CONTINUING OPERATIONS                 (1,483,200)           (853,700)

LOSS FROM DISCONTINUED OPERATIONS                        0             (83,400)

  Preferred stock dividends - paid in kind        (357,000)           (297,800)
                                              -------------       -------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS  $ (1,840,200)       $ (1,234,900)
                                              =============       =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  - Net loss attributable to common
    shareholders                              $      (0.08)       $      (0.08)
                                              =============       =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      21,872,200          15,675,000
                                              =============       =============

         See accompanying notes to the consolidated financial statements


                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (unaudited)

                                                                    SERIES A
                                              COMMON STOCK        PREFERRED STOCK     TREASURY STOCK      ACCUMULATED
                                           SHARES     AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT       DEFICIT        TOTAL
                                        ---------------------- --------------------- ------------------- ------------- ------------
Balances, June 30, 2007                 20,423,100 $87,970,200 3,759,800 $ 4,930,100 200,000 $ (375,100) $(77,826,700) $14,698,500

  Shares issued for services                 5,500      12,500       -           -       -          -             -         12,500
  Shares issued for credit line
     amendment                              10,000      20,800       -           -       -          -             -         20,800
  Value of stock based compensation            -        59,200       -           -       -          -             -         59,200
  Private offering, net of expenses      2,453,900   4,752,700       -           -       -          -             -      4,752,700
  Preferred dividends, paid in kind - A        -           -     224,300     336,400     -          -        (336,400)       -
  Preferred dividends, paid in kind - B        -           -         -           -       -          -         (20,600)     (20,600)
  Net loss                                     -           -         -           -       -          -      (1,483,200)  (1,483,200)
                                        ---------- ----------- --------- ----------- ------- ----------- ------------- ------------
Balances, September 30, 2007            22,892,500 $92,815,400 3,984,100 $ 5,266,500 200,000 $ (375,100) $(79,666,900) $18,039,900
                                        ========== =========== ========= =========== ======= =========== ============= ============

                                    See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

                                                  2007                 2006
                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations             $ (1,483,200)       $   (853,700)
  Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization                 169,600             242,400
     Gain on Sale - Data Storage Assets                  0             (18,300)
     Stock-based Compensation                       59,200              54,100
     Stock issued for services                      12,500                 -
     Loss (Income) from discontinued
       operations                                        0             (83,400)
     Income from assets held for sale              (16,400)             (3,600)
  Changes in:
     Accounts receivable, net                       99,600          (1,105,100)
     Inventories, net                             (206,100)            359,000
     Costs in excess of billings and
        estimated earnings on uncompleted
        contracts                                 (126,800)            (97,600)
     Prepaid expenses and other current
        assets                                    (316,700)             59,900
     Accounts payable and accrued expenses        (810,600)           (570,800)
     Deferred revenue                              145,600             506,500
     Billings and estimated earnings in
        excess of costs on uncompleted
        contracts                                      -               (43,500)
     Customer Advances                                 -              (341,800)
     Net assets of disposed operations                 -              (428,000)
     Other assets                                   42,200            (192,700)
                                              -------------       -------------
     Net cash used in operating activities      (2,431,100)         (2,516,600)
                                              -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash from assets sold                         16,400             467,400
  Net cash forfeited in sale                           -                (2,400)
  Collection of notes receivable, net                  -                 2,000
  Purchase of property, plant and equipment        (30,400)            (18,100)
  Patent renewal and other                          (1,000)             (8,600)
                                              -------------       -------------
  Net cash provided by (used in) investing
     activities                                    (15,000)            440,300
                                              -------------       -------------

         See accompanying notes to the consolidated financial statements

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, (continued)

                                                  2007                 2006
                                              -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) advances on line
     of credit                                        -               (490,400)
  Repayment on borrowings                         (857,800)           (338,700)
  Proceeds from notes payable                       22,500           5,072,500
  Proceeds from sale of equity instruments       4,752,700             409,300
                                              -------------       -------------
  Net cash provided by financing activities      3,917,400           4,652,700
                                              -------------       -------------

NET INCREASE IN CASH                             1,471,300           2,576,400

CASH AND CASH EQUIVALENTS,
  beginning of period                              615,800           1,155,500
                                              -------------       -------------
CASH AND CASH EQUIVALENTS,
  end of period                               $  2,087,100        $  3,731,900
                                              =============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Net cash paid during the period for
     interest                                 $    132,500        $     57,700
                                              =============       =============

  Non-Cash Activities:
     Value of stocks and warrants issued
       for services and prepayments           $     33,300        $    392,400
                                              =============       =============
     Series B preferred stock dividend,
       paid in kind                           $     20,600        $     18,700
                                              =============       =============
     Series A preferred stock dividend,
       paid in kind                           $    336,400        $    279,200
                                              =============       =============

         See accompanying notes to the consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2007 Annual Report filed on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

         As a result of the reverse split, each five shares of the Company's Class A Common Stock outstanding at the time of the reverse split was automatically changed into two shares of common stock, and the total number of common shares outstanding was reduced from approximately 38.7 million shares to approximately 15.5 million shares post-split. No fractional shares were issued in connection with the reverse stock split. Upon surrender of their stock certificates, shareholders received cash in lieu of the fractional shares to which they would otherwise be entitled. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Condensed Consolidated Financial Statements, the Notes to the Condensed Consolidated Financial Statements and the loss per share for all periods presented to reflect the reverse stock split.

         The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter period ended September 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted during the quarters, or granted in a prior quarter if not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after July, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

Note B - Stock-Based Compensation

         The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company. The plans require that options be granted at a price not less than market on date of grant and are more fully discussed in Form 10-KSB for the year ended June 30, 2007.

         The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

         Assumptions for awards of options granted during the three months ended September 30, 2007 were:

                                                       Awards Granted
                                                     Three months ended
                                                       September 30, 2007
                                                    ---------------------
         Dividend yield                                       0%
         Expected volatility                                 80%
         Weighted-average volatility                         80%
         Risk-free interest rate                            4 1/2%
         Expected life of options (in years)               3.2 - 3.4
         Weighted average grant-date fair value             $2.50

         The following table summarizes the Company's stock option activity during the first three months of fiscal 2008:

                                                               Weighted Average
                                             Weighted Average     Remaining      Aggregate     Aggregate
                                    Shares    Exercise Price     Contractual       Fair        Intrinsic
                                               Per Share           Term (1)        Value        Value(2)

Outstanding July 1, 2007          5,543,800       $1.97              4.95        $3,496,100        -
  Granted                           408,000       $2.50              4.81           248,700        -
  Exercised                            -            -                 -                -           -
  Forfeited or expired              (12,800)      $1.82               -              (8,100)       -
                                  ---------- ----------------  ----------------  -----------   ---------
Outstanding September 30, 2007    5,939,000       $2.01              4.70        $3,736,700    $456,650
                                  ========== ================  ================  ===========   =========
Exercisable September 30, 2007    4,663,400       $2.02              4.87        $2,934,100    $408,800
                                  ========== ================  ================  ===========   =========

 (1) Remaining contractual term presented in years.
 (2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of September 30, 2007, for those awards that have an exercise price currently below the closing price as of September 30, 2007 of $1.66.

Note C - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of September 30, 2007 and June 30, 2007 are summarized as follows:

                                     September 30,        June 30,
                                         2007               2007
                                     -------------     -------------
                                     (unaudited)
Raw materials and purchased parts    $  4,272,500      $  4,160,400
Work-in-process                            16,900             6,400
Finished goods                             62,100            70,900
                                     -------------     -------------
                                        4,351,500         4,237,700
Less reserves for obsolescence           (337,300)         (429,600)
                                     -------------     -------------
                                     $  4,014,200      $  3,808,100
                                     =============     =============

Note D - Contracts In Process

         Costs incurred and estimated earnings and billings in the RFID Technology segment related to contracts for the installation of TSI PRISM systems in process at September 30, 2007 and June 30, 2007 consist of the following:

                                          September 30,       June 30,
                                              2007              2007
                                         --------------     -----------
                                           (unaudited)
Costs incurred on uncompleted contracts   $  358,500        $  242,100
Estimated gross profit earned to date        206,400           161,900
                                          -----------       -----------
Revenue earned to date                       564,900           404,000
Less: Billings to date                      (316,100)         (282,000)
                                          -----------       -----------
Costs and estimated earnings/(billings)
   in excess of billings/(costs and
   estimated earnings)                    $  248,800        $  122,000
                                          ===========       ===========

Note E - Deferred Revenue

         Deferred Revenues at September 30, 2007 and June 30, 2007 consist of the following:

                                    September 30,        June 30,
                                        2007               2007
                                   ---------------    -------------
                                     (unaudited)
Extended warranty revenue          $  1,059,500       $   913,900
Less - current portion                 (939,700)         (784,600)
                                   ---------------    -------------
Deferred revenue - long term       $    119,800       $   129,300
                                   ===============    =============

Note F - Loss Per Share

         Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2007 there were 1,788,000 potentially dilutive securities outstanding.

Note G - Equity

         During the three months ended September 30, 2007, the Company issued a total of 2,469,400 shares of the Company's Class A Common Stock. Included were 5,500 shares issued for services valued at $12,500 and 10,000 shares, valued at $20,800 issued as partial consideration for an amendment to the Company's line of credit agreement. In addition, the Company completed the sale, in August 2007, of a private offering to qualified investors, of 2,453,900 units consisting of one share of its Class A Common Stock together with a 3-year warrant to purchase .4 of a share of the Company's Class A Common Stock at a price of $3.00 per share. The Company received $4,752,700, net of commissions of $172,300, from the offering.

         The value of employee stock-based compensation recognized for the three months ended September 30, 2007 amounted to $59,200, compared to $54,100 recognized in the same quarter of the prior fiscal year when the Company initiated the expensing of stock-based compensation on July 1, 2006. See Note A
- Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

         The Company declared and paid dividends-in-kind on the Company's preferred shares through the issuance of 224,300 shares of Series A Preferred Stock valued at $336,400 and 2,000 shares of Series B Preferred Stock valued at $20,600. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2007.

Note H -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

                                                   Three Months ended 9/30
                                                       2007       2006
                                                  -------------------------
Revenue
     Data Storage                                 $ 1,122,900   $   824,500
     Wireless Asset Management                      3,127,100     4,039,900
     RFID Technology                                  302,600       236,700
                                                  ------------  ------------
  Total Revenue                                   $ 4,552,600   $ 5,101,100
                                                  ============  ============
Gross Profit
     Data Storage                                 $   299,500   $   184,300
     Wireless Asset Management                      1,229,700     1,535,000
     RFID Technology                                   58,500        49,900
                                                  ------------  ------------
  Total Gross Profit                              $ 1,587,700   $ 1,769,200
                                                  ============  ============
Gross Margin
     Data Storage                                       26.7%         22.4%
                                                  ------------  ------------
     Wireless Asset Management                          39.3%         38.0%
                                                  ------------  ------------
     RFID Technology                                    19.3%         21.1%
                                                  ------------  ------------
  Overall Gross Margin                                  34.9%         34.7%
                                                  ============  ============
Selling, General and Administrative Expense
     Data Storage                                 $   448,200   $   342,500
     Wireless Asset Management                      1,564,100     1,344,800
     RFID Technology                                  563,700       507,700
                                                  ------------  ------------
  Total Segment Operating Expense                 $ 2,576,000   $ 2,195,000
                                                  ============  ============
Operating Profit (Loss)
     Data Storage                                 $  (148,700)  $  (158,200)
     Wireless Asset Management                       (334,400)      190,200
     RFID Technology                                 (505,200)     (457,800)
     Corporate Expense, net                          (300,800)     (363,700)
                                                  ------------  ------------
  Operating Loss                                  $(1,289,100)  $  (789,500)
                                                  ============  ============
Depreciation and Amortization
     Data Storage                                 $     7,700   $     5,500
     Wireless Asset Management                        113,700       161,400
     RFID Technology                                   33,700        74,400
     Corporate                                            200           700
                                                  ------------  ------------
  Total Depreciation and Amortization             $   155,300   $   242,000
                                                  ============  ============

                                                    Sept. 30,      June 30,
                                                      2007           2007
                                                  ------------  ------------
Accounts Receivable
     Data Storage                                 $   483,600   $   327,300
     Wireless Asset Management                      1,286,300     1,561,300
     RFID Technology                                  361,500       342,400
     Corporate                                         17,600        17,600
                                                  ------------  ------------
  Total Accounts Receivable                       $ 2,149,000   $ 2,248,600
                                                  ============  ============
Inventories
     Data Storage                                 $   944,800   $   859,600
     Wireless Asset Management                      1,859,400     1,669,400
     RFID Technology                                1,210,000     1,279,100
                                                  ------------  ------------
  Total Inventories                               $ 4,014,200   $ 3,808,100
                                                  ============  ============

Note I - Related Party Transactions

         The Company has a $2.0 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2007, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder of the Company and member of the Company's Board of Directors. During June of 2007, the Agreement was amended whereby its maturity date was extended to July 1, 2009 and the interest rate was increased from 2% over the prime rate to 3% over prime rate. As consideration for the amendment, the Company paid $15,000; committed to issue 10,000 shares of Class A Common Stock valued at $20,800 and granted a 3-year warrant to purchase 20,000 shares of Class A Common Stock at a strike price of $2.25 per share. The obligation relative to the amendment was recorded as of June 30, 2007; however, the 10,000 shares were issued and recorded into equity during the quarter ended September 30, 2007.

Note J - Line of Credit and Term Loan

         At September 30, 2007, the Company had an outstanding balance under the line of credit agreement of $1,500,000. The balance is under a $2.0 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and last modified in June 2007. Under the Agreement, the Company must maintain a minimum balance due under the line of at least $1.5 million through the July 1, 2009 maturity date. At September 30, 2007, the Company had $500,000 available under the line of credit agreement.

         During July 2007, the Company amended its 2006 term loan agreement with ComVest Capital LLC reducing the prepayment requirement and delaying the monthly installment payments in the event the Company raised additional equity capital. Under the amended agreement, the prepayment requirement was reduced to $828,100, or approximately 17.4% of the approximate $4.75 million of net equity raised during the quarter ended September 30, 2007 and the monthly installment payments were delayed by approximately 8 months. In addition, the Company paid approximately $13,000 in fees related to the transaction.

Note K - Litigation

         The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The actions are more fully described below. The Company is also a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation ("TSIN") and to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company.

         StarTrak Systems Litigation - On July 12, 2007, the Company's subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd., Satamatics, Inc., and Farruhk Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), for misappropriation of trade secrets, violation of confidentiality agreements and contempt for violation of a previously issued court order concerning such trade secrets issued to Brian Hester. Brian Hester and Farruhk Shahzad are previous employees of StarTrak, and the Company believes that they have employed and/or are attempting to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. The Company is seeking injunctive relief and damages from the defendants.

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

         The parties to the lawsuit have entered into a Settlement Agreement, which was attached as an exhibit to Form 8-K filed on September 21, 2007. In place of the litigation, the Settlement Agreement provides for a valuation procedure, conducted by an independent third party valuation expert, to value
(i) the assets transferred by TSIN to Alanco and TSIA in connection with the Acquisition Agreement ("Business Value"), and (ii) the consideration paid by Alanco to TSIN ("Consideration Value "). If the appraiser determines that the Consideration Value is within 15% of the Business Value, neither party shall be entitled to any damages or claims. If the Consideration Value is less than 85% of the Business Value, Alanco shall pay to the TSIN's bankruptcy estate the full difference in the values, plus interest thereon, plus the sum of $300,000 for attorneys' fees incurred by TSIN in prosecuting the various related litigation matters. Alanco's payment may be made, at Alanco's option, in cash or by an equivalent market value of additional Alanco Class A Common Stock (subject to certain conditions set forth in the Settlement Agreement). If the Consideration Value is greater than 115% of the Business Value, TSIN shall immediately pay Alanco the sum of $300,000 for Alanco's attorneys' fees and costs incurred in connection with the various litigation matters. The Settlement Agreement was approved by the bankruptcy court following a hearing for the same on September 19, 2007, and the parties are beginning the appraisal process. All of the pending litigation matters have been dismissed by the parties. The Company anticipates that the appraisal will be accomplished and the matter entirely resolved over the next few months.

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

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of September 30, 2007, there was no such litigation pending deemed material by the Company.

Note L - Subsequent Events

         None.

Note M - Liquidity

         During the quarter ended September 30, 2007, the Company reported a loss from continuing operations of approximately $1.5 million. During Fiscal year ended June 30, 2007 the Company reported losses from continuing operations of approximately $5.1 million. Although the Company raised approximately $4.7 million in net equity during the current quarter through the sale of Class A Common Stock, the significant losses raise doubt about the ability of the Company to continue as a going concern. During fiscal 2008, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. As a result, the Company's independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2007. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         Revenue recognition - The Company recognizes revenue from the Data Storage Segment, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided. Revenue from material long-term contracts (in excess of $250,000 and not completed in the reporting period) in all business segments are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined. Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract is known, the entire amount of the estimated ultimate loss is accrued.

         Long-lived assets and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Results of Operations

         (A) Three months ended September 30, 2007 versus September 30, 2006

Net Sales
         Consolidated net sales for the first fiscal quarter ended September 30, 2007 were $4,552,600, a decrease of $548,500, or 10.8%, compared to sales of $5,101,100 for the first quarter of the prior year. The decrease resulted from the $912,800, or 22.6%, decrease in sales of the Company's Wireless Asset Management segment due to a large hardware order that had initiated delivery in the first quarter of the prior fiscal year. Compared to the immediate preceding quarter ended June 30, 2007, Wireless Asset Management sales increased by $859,100 or 37.9%. The sales from the RFID Technology segment for the quarter increased to $302,600 from $236,700, an increase of $65,900 or 27.8% as compared to revenues for the comparable quarter of the prior year. The improvement in the RFID Technology segment reflects recent activity on execution of contracts the Company started during the current fiscal year. Net sales from the Data Storage segment increased to $1,122,900 from $824,500, an increase of $298,400, or 36.2%, when compared to sales in the same quarter of the prior year. The increase resulted from additional product demand for the quarter and is not considered a trend.

Gross Profit
         Gross profit reported during the quarter amounted to $1,587,700, a decrease of $181,500, or 10.3%, when compared to $1,769,200 reported for the comparable quarter of the prior year. The gross profit decrease is due to a reduction in gross profit of the Wireless Asset Management segment, as a result of a reduction in sales. Gross profit for the RFID Technology segment increased to $58,500, compared to $49,900 for the prior year's quarter and is a result of the additional revenue. The Data Storage segment gross profit increased $115,200 to $299,500 compared to $184,300 in the same quarter of the prior year. This increase in gross profit is a result of increased sales and an increase in gross margin from 22.4% reported for the quarter ended September 30, 2006 to 26.7% reported in the current quarter. Consolidated gross margin increased slightly from 34.7% for the quarter ended September 30, 2006 to 34.9% for the current quarter. The net improvement in gross margin resulted from the Wireless Asset Management margin and improved gross margin of the Data Storage segment. Gross margin for the RFID Technology segment decreased to 19.3% from 21.1% for the same quarter of the prior year. Gross margin can be impacted in all business segments by economic conditions and specific market pressures. As a result, the changes in gross margins reported for the current quarter are not considered to be trends.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses, excluding corporate expenses, for the current quarter increased to $2,576,000, an increase of $381,000, or 17.4%, when compared to $2,195,000 incurred in the comparable quarter of fiscal year 2007. The increase was due primarily to increases in the Company's Wireless Asset Management segment which added $219,300, or 16.3%, in SG&A expenses for the current quarter compared to the same quarter of the prior fiscal year, and the Data Storage segment that increased from $342,500 to $448,200, an increase of $105,700, or 30.9%. The RFID Technology segment increased SG&A expense $56,000, or 11.0% compared to the same quarter of the prior fiscal year. The increase in the Wireless Asset Management segment is in preparation for additional sales revenue anticipated in the third fiscal quarter due to new product introductions. The Data Storage segment increase in SG&A resulted from some temporary additional personnel costs and increased sales commissions, and the increase in RFID Technology segment resulted from increased engineering costs.

Operating Loss
         The Operating Loss for the quarter was ($1,289,100) compared to a loss of ($789,500) for the same quarter of the prior year, an increase of $449,600, or 63.3%. The increase in Operating Loss is due primarily to the reported operating loss of the Wireless Asset Management segment of ($334,400), an increase of $524,600 when compared to operating profit of $190,200 reported for the Wireless Asset Management segment for the comparable quarter of the prior fiscal year. The Data Storage segment operating loss decreased to ($148,700), a decrease of $9,500, or 6%, and the RFID Technology segment operating loss increased by 10.4% to ($505,200). Corporate expenses decreased to ($300,800) from ($363,700), a decrease of $62,900, or 17.3%.

Other Income and Expense
         Net interest expense for the quarter increased to $210,500 compared to interest expense of $86,100 for the same quarter in the prior year. The increase was primarily due to interest expense in the current quarter on the $4 million term loan financing the Company completed on September 28, 2006. In addition, interest expense increased due to an increase in the interest rate and an increase in the minimum borrowing limit of our credit line. Other Income was $16,400 versus $21,900 reported for the comparable quarter of the prior year. The net interest expense and other income resulted in a Loss From Continuing Operations of ($1,483,200), an increase of $629,500, or 73.7%, when compared to ($853,700) reported for the quarter ended September 30, 2006.

(Loss) Earnings before Dividends, Interest, Depreciation & Amortization (EBITDA) The Company believes that (loss) earnings before net interest income, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2008 fiscal year first quarter represents a loss of ($1,117,400) compared to a loss of ($525,600) for the same quarter of the prior fiscal year, an increase of 112.6%. A reconciliation of EBITDA to Loss from Continuing Operations for the quarters ended September 30, 2007 and 2006 is presented below:

            EBITDA RECONCILIATION to LOSS FROM CONTINUING OPERATIONS

                                        3 months ended     3 months ended
                                         September 30,      September 30,
                                            2007                2006
                                       ---------------    ---------------
EBITDA                                 $   (1,117,400)    $     (525,600)

     Net interest expense                   (210,500)            (86,100)
     Depreciation and amortization          (155,300)           (242,000)
                                       ---------------    ---------------
LOSS FROM CONTINUING OPERATIONS        $   (1,483,200)    $     (853,700)
                                       ===============    ===============

Dividends
         The Company paid quarterly in-kind Series A and Series B Preferred Stock dividends with values of $357,000 and $297,800 in the quarters ended September 30, 2007 and 2006, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended September 30, 2007 amounted to ($1,840,200), or ($.08) per share, compared to a loss of ($1,234,900), or ($.08) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at September 30, 2007 exceeded current liabilities by $2,980,100, resulting in a current ratio of 1.47 to 1. The comparable working capital at June 30, 2007 was negative with current liabilities exceeding current assets by ($219,100) and reflecting a current ratio of .97 to 1. The improvement in current ratio at September 30, 2007 versus June 30, 2007 resulted from the completion of a private offering to accredited investors whereby the Company issued 2,453,900 shares and granted 3-year warrants to purchase approximately 981,600 common shares at a price of $3.00, raising approximately $4.7 million.

         Accounts receivable of $2,149,000 at September 30, 2007 reflects a decrease of $99,600, or 4.4%, when compared to the $2,248,600 reported as consolidated accounts receivable at June 30, 2007. The accounts receivable balance at September 30, 2007 for the Data Storage segment represents thirty-nine days' sales in receivables, an increase compared to twenty-seven days' sales at June 30, 2007. The increase was due to a past due receivable that has since been collected and a decrease in the proportion of credit card sales. The days' sales calculation of the Data Storage segment can be significantly affected by the proportion of credit card sales in the last month of the reporting period and therefore, the increase in days' sales for the Data Storage segment is not considered a trend.

         The accounts receivable balance for the Wireless Asset Management segment at September 30, 2007 was $1,286,300 compared to $1,561,300 at June 30, 2007, a decrease of $275,000, or 17.6%. Days' sales in receivables for the Wireless Asset Management decreased to thirty-seven from forty-three days' sales in receivables reported at June 30, 2007. The decrease was due to a reduction in past due balances.

         The accounts receivable balance at September 30, 2007 for the RFID Technology segment represents one hundred and eight days' sales in receivables as compared to one hundred and sixteen days' sales in receivables at June 30, 2007. Days' sales in receivables for the RFID Technology segment are distorted at September 30, 2007 and June 30, 2007 due to the lack of significant sales for the period.

         Consolidated inventories at September 30, 2007 amounted to $4,014,200, an increase of $206,100, or 5.4%, when compared to $3,808,100 at June 30, 2007. The inventory balance at September 30, 2007 for the Data Storage segment's remaining company reflected an inventory turnover of 3.5 compared to an inventory turnover of 3.9 at June 30, 2007. The inventory balance for the Wireless Asset Management segment at September 30, 2007 was $1,859,400 compared to $1,669,400 at June 30, 2007, an increase of $190,000, or 11.4%. The inventory balance at September 30, 2007 for the Wireless Asset Management segment represents an inventory turnover of 4.1 compared to 5.1 as of June 30, 2007. The inventory balance of the RFID Technology segment at September 30, 2007 represents inventory turnover of .81 as compared to .78 at June 30, 2007.

         At September 30, 2007, the Company had an outstanding balance of $1,500,000 under a $2.0 million formula-based revolving bank line of credit agreement with interest calculated at prime plus 3%. The line of credit formula is based upon current asset values and is used to finance working capital. At September 30, 2007, the Company had $500,000 available under the line of credit. See Line of Credit and Term Loan Footnote J for additional discussion of the existing line of credit agreement.

         Cash used in operations for the three-month period ended September 30, 2007 was $2,431,100, a decrease of $85,500, or 3.4%, when compared to cash used in operations of $2,516,600 for the comparable period ended September 30, 2006. The increase during the three month period resulted primarily from a decrease in accounts receivable during the current quarter compared to a significant increase in accounts receivable during the comparable quarter.

         During the three months ended September 30, 2007, the Company reported cash used in investing activities of $15,000, compared to cash flow provided by investing activities of $440,300 reported for the same period in the prior fiscal year. The decrease is the result of cash generated from the sale of assets in the prior fiscal year quarter ended September 30, 2006 when the Company sold one of its Data Storage segment companies. In addition, purchases of property, plant and equipment increased to $30,400 during the current period compared to $18,100 in the comparable quarter of the prior year.

         Cash provided by financing activities for the three months ended September 30, 2007 amounted to $3,917,400, a decrease of $735,300 compared to the $4,652,700 provided by financing activities for the three months ended September 30, 2006. The decrease in financing activity resulted primarily from $5.07 million in proceeds from a notes payable during the quarter ended September 30, 2006, offset by an increase of $4,343,400 through the sale of equity instruments.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2008 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at September 30, 2007. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2008. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - CONTROLS AND PROCEDURES

         An evaluation as of the end of the first quarter of fiscal year 2008 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The actions are more fully described below. The Company is also a party to litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation ("TSIN") and to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company.

         StarTrak Systems Litigation - On July 12, 2007, the Company's subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd, Satamatics, Inc., and Farruhk Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), for misappropriation of trade secrets, violation of confidentiality agreements and contempt for violation of a previously issued court order concerning such trade secrets issued to Brian Hester. Brian Hester and Farruhk Shahzad are previous employees of StarTrak, and the Company believes that they have employed and/or are attempting to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. The Company is seeking injunctive relief and damages from the defendants.

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

         The parties to the lawsuit have entered into a Settlement Agreement, which was attached as an exhibit to Form 8-K filed on September 21, 2007. In place of the litigation, the Settlement Agreement provides for a valuation procedure, conducted by an independent third party valuation expert, to value
(i) the assets transferred by TSIN to Alanco and TSIA in connection with the Acquisition Agreement ("Business Value"), and (ii) the consideration paid by Alanco to TSIN ("Consideration Value "). If the appraiser determines that the Consideration Value is within 15% of the Business Value, neither party shall be entitled to any damages or claims. If the Consideration Value is less than 85% of the Business Value, Alanco shall pay to the TSIN's bankruptcy estate the full difference in the values, plus interest thereon, plus the sum of $300,000 for attorneys' fees incurred by TSIN in prosecuting the various related litigation matters. Alanco's payment may be made, at Alanco's option, in cash or by an equivalent market value of additional Alanco Class A Common Stock (subject to certain conditions set forth in the Settlement Agreement). If the Consideration Value is greater than 115% of the Business Value, TSIN shall immediately pay Alanco the sum of $300,000 for Alanco's attorneys' fees and costs incurred in connection with the various litigation matters. The Settlement Agreement was approved by the bankruptcy court following a hearing for the same on September 19, 2007, and the parties are beginning the appraisal process. All of the pending litigation matters have been dismissed by the parties. The Company anticipates that the appraisal will be accomplished and the matter entirely resolved over the next few months.

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

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of September 30, 2007, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2007, the Company issued 224,300 shares of Series A Preferred Stock and 2,000 Shares of Series B Preferred Stock as dividend in-kind payments, and a total of 2,469,400 shares of Class A Common Stock; including 10,000 shares as consideration for an amendment to the Company's line of credit agreement, 5,500 shares for services rendered, 2,453,900 in a private offering to accredited investors.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS

          3.2 Amended Bylaws of Alanco Technologies, Inc.
         31.1 Certification of Chief Executive Officer
         31.2 Certification of Chief Financial Officer
         32.1 Certification of Chief Executive Officer and Chief Financial Officer

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

                                        ALANCO TECHNOLOGIES, INC.
                                        (Registrant)
                                        /s/ John A. Carlson
                                        John A. Carlson
                                        Executive Vice President and
                                        Chief Financial Officer

EXHIBIT 3.2

Explanation: As shown below, Section 10.01 of the Bylaws of Alanco Technologies, Inc. was amended by the Board of Directors on November 13, 2007, in order to comply with NASDAQ Rule 4350(I), which requires that all NASDAQ-listed securities become eligible for direct registration by January 1, 2008. Direct registration permits an investor's ownership to be recorded and maintained on the books of the issuer or the transfer agent in electronic or book form without the issuance of a physical stock certificate.

Current Bylaws Section 10.01

         10.01 Form. Each certificate representing stock of the Corporation will be in such form as may from time to time be approved by the Board of Directors, will be numbered and will exhibit the holder's name, the number of shares represented thereby and any other information required by law.

Amended Bylaws Section 10.01

         10.01 Form. Shares of the Corporation need not be represented by certificates, and the rights and obligations of shareholders owning shares of any class or series are identical with respect to all shareholders owning shares of such class or series whether or not their shares are represented by certificates. If certificates are issued by the Corporation, each certificate representing stock of the Corporation will be in such form as may from time to time be approved by the Board of Directors, will be numbered and will exhibit the holder's name, the number of shares represented thereby and any other information required by law. If issued shares are not represented by certificates, within a reasonable time after issuance or transfer of such shares, the Corporation shall cause to be sent to the shareholder a written statement containing the name of the shareholder, the class or series of shares owned and the number of such shares owned, and such other information as may required by law.

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

         3.06 Quorum. A majority of the shares entitled to vote, represented in person or by proxy (including shares registered in the name of a broker-dealer or similar institution for beneficial owners to whom the broker-dealer distributed notice of the stockholders' meeting and proxy information regardless of whether such beneficial owners have returned proxies or otherwise instructed the broker-dealer as to voting their shares), shall constitute a quorum at a meeting of shareholders. All shares represented and entitled to vote on any single subject matter which may be brought before the meeting shall be counted for the purposes of a quorum. Only those shares entitled to vote on a particular subject matter shall be counted for the purposes of voting on that subject matter. Business may be conducted once a quorum is present and may continue until adjournment of the meeting notwithstanding the withdrawal or temporary absence of sufficient shares to reduce the number present to less than a quorum. The affirmative vote of the majority of the shares then represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders; provided, however, that if the shares then represented are less than required to constitute a majority if a quorum were present; provided further, the affirmative vote of a majority of the shares then present is sufficient in all cases to adjourn a meeting.

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

         (g) Shares Held in Street Name. Shares standing in the name of a broker-dealer or similar institution for beneficial owners to whom the broker-dealer distributed notice of the stockholders' meeting and proxy information shall be voted as instructed by the beneficial owners thereof. The foregoing notwithstanding, such shares may be counted as present for purposes of determining the presence of a quorum as stated in section 3.06 above. In addition, the Corporation shall rely solely upon the proxy information returned by such broker-dealers regardless of all other proxies purported to be signed by said beneficial owner or requests to vote such shares in person.

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

         6.03 Financial Statements. Upon the written request of any shareholder or holder of a voting trust beneficial interest for shares of the Corporation, the Corporation shall mail to such shareholder or holder of a voting trust beneficial interest its most recent financial statements showing in reasonable detail its assets and liabilities and the results of its operations.

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

         7.06 Chairman of the Board. The Board of Directors may elect a Chairman to serve as a Non-Executive Officer of the Corporation. The Chairman will preside at all meetings of the Board of Directors and be vested with such other powers and duties as the Board may from time to time delegate to him.

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

         7.08 President. The President, in the absence of the Chief Executive Officer, will supervise the business and affairs of the Corporation and the performance by all of its other Officers of their respective duties, subject to the control of the Board of Directors. Except as may otherwise be specifically provided in a resolution of the Board of Directors, the President will be a proper Officer to sign on behalf of the Corporation any deed, bill of sale, assignment, option, mortgage, pledge, note, bond, evidence of indebtedness, application, consent (to service of process or otherwise), agreement, indenture or other instrument of any significant importance to the Corporation. The President may represent the Corporation at any meeting of the stockholders of any other Corporation in which this Corporation then holds shares, and may vote this Corporation's shares in such other corporation in person or by proxy appointed by him, provided that the Board of Directors may from time to time confer the foregoing authority upon any other person or persons. The President may designate any Vice President to perform any acts, on behalf of the Corporation, in his place.

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

         7.10 Secretary. The Secretary will keep the minutes of meetings of the stockholders, Board of Directors and any Committee, and all unanimous written consents of the stockholders, Board of Directors and any Committee of the Corporation, see that all notices are duly given in accordance with the provisions of these By-Laws or as required by applicable law, be custodian of the Corporate Seal and Corporate Records, and, in general, perform all duties incident to the office. Except as may otherwise be specifically provided in a resolution of the Board of Directors, the Secretary and each Assistant Secretary will be a proper officer to take charge of the Corporation's stock transfer books, and to compile the voting record pursuant to Section 3.07, and to impress the Corporation's Seal on any instrument signed by a duly authorized or empowered Officer, and to attest to the same.

         7.11 Treasurer. The Treasurer, absent the election of a Chief Financial Officer, shall serve as the Chief Financial Officer and will maintain the financial records of the Corporation and supervise all Corporate reporting with any and all government agencies. The Treasurer will keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation, and will cause all money and other valuable effects to be deposited in the name and to the credit of the Corporation in such depositories, subject to withdrawal in such manner as may be designated by the Board of Directors and the Chief Executive Officer. The Treasurer will render to the President and to the Directors (at the regular meetings of the Board or whenever they may require), an account of all his/her transactions, as Treasurer, and of the financial condition of the Corporation.

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

                              X. STOCK CERTIFICATES

         10.01 Form. Shares of the Corporation need not be represented by certificates, and the rights and obligations of shareholders owning shares of any class or series are identical with respect to all shareholders owning shares of such class or series whether or not their shares are represented by certificates. If certificates are issued by the Corporation, each certificate representing stock of the Corporation will be in such form as may from time to time be approved by the Board of Directors, will be numbered and will exhibit the holder's name, the number of shares represented thereby and any other information required by law. If issued shares are not represented by certificates, within a reasonable time after issuance or transfer of such shares, the Corporation shall cause to be sent to the shareholder a written statement containing the name of the shareholder, the class or series of shares owned and the number of such shares owned, and such other information as may required by law.

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

                                  CERTIFICATION

         The undersigned, Secretary of Alanco Technologies, Inc., an Arizona corporation, hereby certifies that the foregoing Bylaws of the Corporation were duly adopted by the Board of Directors on November 13, 2007.

                                        /s/ Adele Mackintosh
                                        ---------------------------
                                        Adele Mackintosh, Secretary

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

Date:    November 14, 2007

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

Date:    November 14, 2007

/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1
                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended September 30, 2007 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   November 14, 2007
                                /s/ Robert R. Kauffman
                                ----------------------
                                Robert R. Kauffman
                                Chief Executive Officer

                                /s/ John A. Carlson
                                ----------------------
                                John A. Carlson
                                Chief Financial Officer