Form 10QSB
period 2007-12-31
ALANCO TECHNOLOGIES INC
filed 2008-02-14
CIK 98618

ALANCO TECHNOLOGIES, INC.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        ---
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2007

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

As of February 5, 2008 there were 23,528,000 shares, net of treasury shares, of common stock outstanding.

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

                                      INDEX

                                                                     Page Number
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets December 31, 2007 (Unaudited)
         and June 30, 2007.....................................................3

      Condensed Consolidated Statements of Operations (Unaudited)
         For the three months ended December 31, 2007 and 2006.................4

      Condensed Consolidated Statements of Operations (Unaudited)
         For the six months ended December 31, 2007 and 2006...................5

      Condensed Consolidated Statements of Changes in Shareholders' Equity
         (Unaudited) For the six months ended December 31, 2007................6

      Condensed Consolidated Statements of Cash Flows (Unaudited)
         For the six months ended December 31, 2007 and 2006...................7

   Notes to Condensed Consolidated Financial Statements (Unaudited)............9
      Note A - Basis of Presentation and Recent Accounting Pronouncements
      Note B - Stock Based Compensation
      Note C - Inventories
      Note D - Contracts in Process
      Note E - Deferred Revenue
      Note F - Loss per Share
      Note G - Equity
      Note H - Industry Segment Data
      Note I - Related Party Transactions
      Note J - Line of Credit and Term Loan
      Note K - Litigation
      Note L - Subsequent Events
      Note M - Liquidity

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................17

   Item 3.  Controls and Procedures...........................................23

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................23

   Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds........25

   Item 4.  Submission of Matters to a Vote of Security Holders...............25

   Item 6.  Exhibits..........................................................25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2007 AND JUNE 30, 2007

                                           Dec. 31, 2007         June 30, 2007
                                          ---------------       --------------
ASSETS                                       (unaudited)
CURRENT ASSETS
   Cash and cash equivalents               $     420,100        $     615,800
   Accounts receivable, net                    2,214,500            2,248,600
   Notes receivable, current                      29,600               29,600
   Cost and estimated earnings
      in excess of billing                        24,400              122,000
   Inventories, net                            4,925,900            3,808,100
   Prepaid expenses and other
      current assets                             471,200              382,800
                                           --------------       --------------
      Total current assets                     8,085,700            7,206,900
                                           --------------       --------------
PROPERTY, PLANT AND EQUIPMENT, NET               265,900              250,700
                                           --------------       --------------

OTHER ASSETS
      Goodwill, net                           17,931,700           17,931,700
      Other intangible assets, net             1,812,100            2,066,200
      Other assets                               696,500              427,400
                                           --------------       --------------
         Total other assets                   20,440,300           20,425,300
                                           --------------       --------------
TOTAL ASSETS                               $  28,791,900        $  27,882,900
                                           ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expense    $   3,810,500        $   4,155,500
   Notes payable, current                      2,340,100            2,485,900
   Deferred revenue, current                     902,000              784,600
                                           --------------       --------------
      Total current liabilities                7,052,600            7,426,000

LONG TERM LIABILITIES
   Notes payable, long term                    4,622,000            4,814,100
   Deferred revenue, long term                   122,600              129,300
                                           --------------       --------------
TOTAL LIABILITIES                             11,797,200           12,369,400
                                           --------------       --------------
   Preferred Stock - Series B, 86,900 and
      82,800 shares issued and outstanding,
      respectively                               856,700             815,000
                                           --------------       --------------
SHAREHOLDERS' EQUITY
   Preferred Stock - Series A Convertible,
      3,984,100 and 3,759,800 shares issued
      and outstanding, respectively            5,266,100            4,930,100
   Common Stock - 22,728,500 and 20,223,100
      shares outstanding, net of 200,000
      Treasury Stock                          92,565,700           87,595,100
   Accumulated deficit                       (81,693,800)         (77,826,700)
                                           --------------       --------------
      Total shareholders' equity              16,138,000           14,698,500
                                           --------------       --------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $  28,791,900        $  27,882,900
                                           ==============       ==============

         See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

                                                    2007              2006
                                               -------------     -------------

NET SALES                                      $  3,770,200      $  5,591,100

   Cost of goods sold                             2,604,000         3,734,100
                                               -------------     -------------

GROSS PROFIT                                      1,166,200         1,857,000

   Selling, general and administrative
      expense                                     3,005,500         2,261,900
                                               -------------     -------------

OPERATING LOSS                                   (1,839,300)         (404,900)

INTEREST EXPENSE AND OTHER INCOME
   Interest expense, net                           (187,900)         (253,300)
   Other Income                                      21,400            17,800
                                               -------------     -------------

LOSS FROM CONTINUING OPERATIONS                  (2,005,800)         (640,400)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS              -                 -

   Preferred stock dividends - paid in kind         (21,100)          (19,100)
                                               -------------     -------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS   $ (2,026,900)     $   (659,500)
                                               =============     =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
      - Net loss attributable to common
        shareholders                           $      (0.09)     $      (0.04)
                                               =============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       21,890,100        15,680,700
                                               =============     =============

         See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

                                                    2007              2006
                                               -------------     -------------

NET SALES                                      $  8,322,800      $ 10,692,200

   Cost of goods sold                             5,568,900         7,065,800
                                               -------------     -------------

GROSS PROFIT                                      2,753,900         3,626,400

   Selling, general and administrative expense    5,882,300         4,820,700
                                               -------------     -------------

OPERATING LOSS                                   (3,128,400)       (1,194,300)

INTEREST EXPENSE AND OTHER INCOME
   Interest expense, net                           (398,200)         (339,400)
   Other Income                                      37,600            39,600
                                               -------------     -------------

LOSS FROM CONTINUING OPERATIONS                  (3,489,000)       (1,494,100)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS              -             (83,400)

   Preferred stock dividends - paid in kind        (378,100)         (317,000)
                                               -------------     -------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS   $ (3,867,100)     $ (1,894,500)
                                               =============     =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
      - Net loss attributable to common
         shareholders                          $      (0.17)     $      (0.12)
                                               =============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       22,403,100        15,871,600
                                               =============     =============

         See accompanying notes to the consolidated financial statements

                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 (unaudited)


                                                                    SERIES A
                                            COMMON STOCK         PREFERRED STOCK       TREASURY STOCK      ACCUMULATED
                                       SHARES       AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT      DEFICIT        TOTAL
                                     ------------------------ ---------------------  -------------------- ------------- ------------
Balances, June 30, 2007              20,423,100  $87,970,200  3,759,800  $4,930,100  200,000  $ (375,100) $(77,826,700) $14,698,500

   Shares issued for services            41,500       69,200        -           -        -           -             -         69,200
   Shares issued for credit line
      amendment                          10,000       20,800        -           -        -           -             -         20,800
   Value of stock based compensation        -        161,900        -           -        -           -             -        161,900
   Private offering, net of expenses  2,453,900    4,752,700        -           -        -           -             -      4,752,700
   Preferred dividends, paid in
      kind - A                              -            -      224,300     336,400      -           -        (336,400)         -
   Preferred dividends, paid in
      kind - B                              -            -          -           -        -           -         (41,700)     (41,700)
   NASDAQ listing fees and other                     (34,000)                  (400)                                        (34,400)
   Net loss                                 -            -          -           -        -           -      (3,489,000)  (3,489,000)
                                     ----------  ------------ ---------- ----------- -------- ----------- ------------- ------------
Balances, December 31, 2007          22,928,500  $92,940,800  3,984,100  $5,266,100  200,000  $ (375,100) $(81,693,800) $16,138,000
                                     ==========  ============ ========== =========== ======== =========== ============= ============

                             See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

                                                       2007            2006
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations                $ (3,489,000)   $ (1,494,100)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                    338,000         486,600
      Gain on Sale - Data Storage Assets                     -         (18,300)
      Stock-based Compensation                         161,900          84,700
      Stock issued for services                         69,200           5,500
      Amortization of debt discount                     45,000          45,000
      Income from assets held for sale                 (37,600)        (11,800)
      (Loss) Income from discontinued operations             -         (83,400)
   Changes in:
      Accounts receivable, net                          34,100      (1,159,900)
      Inventories, net                              (1,117,800)       (568,100)
      Costs in excess of billings and estimated
         earnings on uncompleted contracts              97,600        (273,100)
      Prepaid expenses and other current assets        (88,400)        110,200
      Accounts payable and accrued expenses           (324,200)       (713,200)
      Deferred revenue                                 110,700         663,200
      Billings and estimated earnings in excess
         of costs on uncompleted contracts                   -         (43,500)
      Customer Advances                                      -        (664,200)
      Other assets                                    (269,100)       (260,700)
                                                  -------------   -------------
      Net cash used in operating activities         (4,469,600)     (3,895,100)
                                                  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from discontinued operations and
      assets held for sale                              37,600         484,600
   Net cash forfeited in sale                                -          (2,600)
   Goodwill                                                  -         (56,600)
   Collection of notes receivable, net                       -           2,000
   Purchase of property, plant and equipment           (98,200)       (111,500)
   Patent renewal and other                             (1,000)         (4,000)
                                                  -------------   -------------
   Net cash provided by (used in) investing
      activities                                       (61,600)        311,900
                                                  -------------   -------------

         See accompanying notes to the consolidated financial statements

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                FOR THE SIX MONTHS ENDED DECEMBER 31, (continued)

                                                       2007          2006
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) advances on line of credit         475,000       500,000
   Repayment on borrowings                            (857,800)    5,095,000
   Proceeds from notes payable                               -    (2,752,400)
   Proceeds from sale of equity instruments          4,752,700       427,900
   Other                                               (34,400)            -
                                                   ------------  ------------
      Net cash provided by financing activities      4,335,500     3,270,500
                                                   ------------  ------------

NET INCREASE IN CASH                                  (195,700)     (312,700)

CASH AND CASH EQUIVALENTS, beginning of period         615,800     1,155,500
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS, end of period           $   420,100   $   842,800
                                                   ============  ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Net cash paid during the period for interest    $   230,500   $   185,200
                                                   ============  ============

   Non-Cash Activities:
      Value of stocks and warrants issued for
         services and prepayments                  $    69,200   $   392,000
                                                   ============  ============
      Common Shares issued for line of credit
         amendment                                 $    20,800   $         -
                                                   ============  ============
      Series B preferred stock dividend, paid
         in kind                                   $    41,700   $    37,800
                                                   ============  ============
      Series A preferred stock dividend, paid
         in kind                                   $   336,400   $   279,200
                                                   ============  ============

         See accompanying notes to the consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2007

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

         The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the six-month period ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted during the period, or granted in a prior period if not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after July, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

         The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

         Assumptions for awards of options granted during the six months ended December 31, 2007 were:

                                                 Awards Granted
                                                Six months ended
                                               December 31, 2007
                                               -----------------
   Dividend yield                                       0%
   Expected volatility                                 80%
   Weighted-average volatility                         80%
   Risk-free interest rate                             4 1/2%
   Expected life of options (in years)               3.2 - 3.4
   Weighted average grant-date fair value              $2.16

         The following table summarizes the Company's stock option activity during the first six months of fiscal 2008:

                                                                      Weighted Average
                                                    Weighted Average     Remaining        Aggregate       Aggregate
                                          Shares     Exercise Price     Contractual         Fair          Intrinsic
                                                       Per Share          Term (1)         Value          Value(2)

Outstanding July 1, 2007                 5,543,800       $1.97              4.95         $3,496,100
  Granted                                1,293,000       $2.16               -            1,000,800
  Exercised                                   -             -                -                 -
  Forfeited or expired                     (98,600)      $2.32               -              (62,200)
Outstanding December 31, 2007            6,738,200       $2.00              4.50         $4,434,700       $208,120
                                      ============= ================= ================ ============== ==============
Exercisable December 31, 2007            4,721,900       $2.01              4.62         $3,107,500       $208,120
                                      ============= ================= ================ ============== ==============

 (1) Remaining contractual term presented in years.
 (2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2007, for those awards that have an exercise price currently below the closing price as of December 31, 2007 of $1.37.

Note C - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of December 31, 2007 and June 30, 2007 are summarized as follows:
                                    December 31,      June 30,
                                        2007           2007
                                    ------------   ------------
                                     (unaudited)
Raw materials and purchased parts   $ 5,165,600    $ 4,160,400
Work-in-process                          11,600          6,400
Finished goods                           62,100         70,900
                                    ------------   ------------
                                      5,239,300      4,237,700
Less reserves for obsolescence         (313,400)      (429,600)
                                    ------------   ------------
                                    $ 4,925,900    $ 3,808,100
                                    ============   ============

Note D - Contracts In Process

         Costs incurred and estimated earnings and billings in the RFID Technology segment related to contracts for the installation of TSI PRISM systems in process at December 31, 2007 and June 30, 2007 consist of the following:
                                               December 31,        June 30,
                                                   2007              2007
                                               ------------      ------------
                                                 unaudited)
Costs incurred on uncompleted contracts        $   603,600       $   242,100
Estimated gross profit earned to date              172,700           161,900
                                               ------------      ------------
Revenue earned to date                             776,300           404,000
Less: Billings to date                            (751,900)         (282,000)
                                               ------------      ------------
Costs and estimated earnings/(billings)
   in excess of billings/(costs and estimated
   earnings)                                   $   24,400        $   122,000
                                               ============      ============

Note E - Deferred Revenue

         Deferred Revenues at December 31, 2007 and June 30, 2007 consist of the following:

                                     December 31,       June 30,
                                         2007             2007
                                     ------------     -----------
                                      (unaudited)
       Extended warranty revenue     $ 1,024,600      $  913,900
       Less - current portion           (902,000)       (784,600)
                                     ------------     -----------
       Deferred revenue - long term  $   122,600      $  129,300
                                     ============     ===========

Note F - Loss Per Share

         Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2007 there were 1,097,000 potentially dilutive securities outstanding.

Note G - Equity

         During the six months ended December 31, 2007, the Company issued a total of 2,505,400 shares of the Company's Class A Common Stock. Included were 41,500 shares issued for services valued at $69,200 and 10,000 shares, valued at $20,800, issued as partial consideration for an amendment to the Company's line of credit agreement. In addition, the Company completed the sale, in August 2007, of a private offering to qualified investors, of 2,453,900 units consisting of one share of its Class A Common Stock together with a 3-year warrant to purchase .4 of a share of the Company's Class A Common Stock at a price of $3.00 per share. The Company received $4,752,700, net of commissions of $172,300, from the offering.

         The value of employee stock-based compensation recognized for the six months ended December 31, 2007 amounted to $161,900, compared to $84,700 recognized in the same period of the prior fiscal year when the Company initiated the expensing of stock-based compensation on July 1, 2006. See Note A
- Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

         The Company declared and paid dividends-in-kind on the Company's preferred shares through the issuance of 224,300 shares of Series A Preferred Stock valued at $336,400 and 4,100 shares of Series B Preferred Stock valued at $41,700. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2007.

Note H -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

                                                       Six Months ended 12/31            Three Months ended 12/31
                                                        2007            2006             2007                2006
                                                  --------------------------------  ----------------------------------
Revenue
     Data Storage                                 $   2,062,600     $   2,681,500   $     939,800     $    1,857,000
     Wireless Asset Management                        5,580,100         7,307,700       2,453,000          3,267,800
     RFID Technology                                    680,100           703,000         377,400            466,300
                                                  --------------    --------------  --------------    ---------------
  Total Revenue                                   $   8,322,800     $  10,692,200   $   3,770,200     $    5,591,100
                                                  ==============    ==============  ==============    ===============
Gross Profit
     Data Storage                                 $     564,900     $     712,500   $     265,400     $      528,200
     Wireless Asset Management                        2,125,900         2,693,400         896,200          1,158,300
     RFID Technology                                     63,100           220,500           4,600            170,500
                                                  --------------    --------------  --------------    ---------------
  Total Gross Profit                              $   2,753,900     $   3,626,400   $   1,166,200     $    1,857,000
                                                  ==============    ==============  ==============    ===============
Gross Margin
     Data Storage                                         27.4%             26.6%           28.2%              28.4%
                                                  --------------    --------------  --------------    ---------------
     Wireless Asset Management                            38.1%             36.9%           36.5%              35.4%
                                                  --------------    --------------  --------------    ---------------
     RFID Technology                                       9.3%             31.4%            1.2%              36.6%
                                                  --------------    --------------  --------------    ---------------
  Overall Gross Margin                                    33.1%             33.9%           30.9%              33.2%
                                                  ==============    ==============  ==============    ===============
Selling, General and Administrative Expense
     Data Storage                                 $     831,500     $     749,800   $     383,300     $      407,300
     Wireless Asset Management                        3,241,900         2,579,800       1,677,800          1,235,100
     RFID Technology                                  1,150,500         1,006,300         586,800            498,600
                                                  --------------    --------------  --------------    ---------------
  Total Segment Operating Expense                 $   5,223,900     $   4,335,900   $   2,647,900     $    2,141,000
                                                  ==============    ==============  ==============    ===============
Operating Profit (Loss)
     Data Storage                                 $    (266,600)    $     (37,300)  $    (117,900)    $      120,900
     Wireless Asset Management                       (1,116,000)          113,600        (781,600)           (76,800)
     RFID Technology                                 (1,087,400)         (785,800)       (582,200)          (328,100)
     Corporate Expense, net                            (658,400)         (484,800)       (357,600)          (120,900)
                                                  --------------    --------------  --------------    ---------------
  Operating Loss                                  $  (3,128,400)    $  (1,194,300)  $  (1,839,300)    $     (404,900)
                                                  ==============    ==============  ==============    ===============
Depreciation and Amortization
     Data Storage                                 $      15,100     $      10,800   $       7,400     $        5,400
     Wireless Asset Management                          228,500           322,600         114,800            161,300
     RFID Technology                                     93,900           151,300          45,900             62,500
     Corporate                                              500             1,400             300                700
                                                  --------------    --------------  --------------    ---------------
  Total Depreciation and Amortization             $     338,000     $     486,100   $     168,400     $      229,900
                                                  ==============    ==============  ==============    ===============

                                                   Dec. 31, 2007    June 30, 2007
                                                  --------------    --------------
Accounts Receivable
     Data Storage                                 $     522,600     $     327,300
     Wireless Asset Management                        1,120,400         1,561,300
     RFID Technology                                    553,900           342,400
     Corporate                                           17,600            17,600
                                                  --------------    --------------
  Total Accounts Receivable                       $   2,214,500     $   2,248,600
                                                  ==============    ==============
Inventories
     Data Storage                                 $   1,012,300     $     859,600
     Wireless Asset Management                        2,228,300         1,669,400
     RFID Technology                                  1,685,300         1,279,100
                                                  --------------    --------------
  Total Inventories                               $   4,925,900     $   3,808,100
                                                  ==============    ==============

Note I - Related Party Transactions

         The Company has a $2.0 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2007, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder of the Company and member of the Company's Board of Directors. During December 2007, the Agreement was amended whereby its maturity date was extended to December 31, 2009. As consideration for the amendment, the Company agreed to a minimum borrowing balance under the Agreement (effective January 1, 2008) of $2 million.

Note J - Line of Credit and Term Loan

         At December 31, 2007, the Company had an outstanding balance under the line of credit agreement of $1,975,000. The balance is under a $2.0 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and last modified in December 2007. Under the Agreement, the Company must maintain a minimum balance (effective January 1, 2008) under the Agreement of $2 million through the December 31, 2009 maturity date. At December 31, 2007, the Company had $25,000 available under the line of credit agreement.

         During July and December 2007, the Company amended its 2006 term loan agreement with ComVest Capital LLC reducing the prepayment requirements and delaying the monthly installment payments in the event the Company raised additional equity capital. Under the amended agreement, the prepayment requirement was reduced to approximately 17.5% of the net equity raised in excess of $1.25 million through January 2008 and the monthly installment payments were delayed by approximately 9 months. The amended agreement also provided for approximately $1.7 million of the outstanding term loan balance to be convertible into Class A Common Stock at $1.69 per share and approximately $600,000 at $3 per share. The Company paid approximately $28,000 in fees related to the transactions.

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

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of December 31, 2007, there was no such litigation pending deemed material by the Company.

Note L - Subsequent Events

         The Company completed a private offering to accredited investors on January 22, 2008, of 1,425,500 Units at a unit price of $1.50, each unit consisting of one share of its Series A Convertible Preferred Stock together with a 5-year warrant to purchase one share of the Company's Class A Common Stock at a price of $1.75 per share. The Series A Convertible Preferred Stock is convertible into 1.2 shares of the Company's Class A Common Stock. The Company received $2,108,200, net of expenses, from the offering.

         On February 11, 2008 the Company amended a $1.5 million term loan agreement with Tenix Holding, Inc. whereby $1 million of the $1.5 million term loan balance was immediately converted into 800,000 shares of Class A Common Stock ($1.25 per share). Payment terms for the remaining $500,000 balance require monthly installments of $20,000, commencing May 1, 2008 and continuing through November 2008 with the remaining $360,000 balance due on December 1, 2008. A $50,000 fee was paid as consideration for the transaction and as interest on the remaining $500,000.

Note M - Liquidity

         During the six months ended December 31, 2007, the Company reported a loss from continuing operations of approximately $3.5 million. During Fiscal year ended June 30, 2007 the Company reported losses from continuing operations of approximately $5.1 million. Although the Company raised approximately $4.7 million during the six months ended December 31, 2007 and an additional $2.1 million in January 2008 through the sale of equity, the significant losses raise doubt about the ability of the Company to continue as a going concern. During fiscal 2008, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required.

While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. As a result, the Company's independent registered public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2007. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

     (A)  Three months ended December 31, 2007 versus December 31, 2006

Net Sales
         Consolidated net sales for the three months ended December 31, 2007 were $3,770,200, a decrease of $1,820,900, or 32.6%, compared to sales of $5,591,100 for the same period of the prior year. The sales decrease resulted from decreases in all three business segments. The Company's Data Storage segment reported decreased sales of $917,200, or 49.4% due to an unusually large sale (approximately $945,000) recorded in the comparable quarter of the prior year that was not duplicated in the current quarter. The Company's Wireless Asset Management segment reported a sales decrease of $814,800, or 24.9%, due to its inability to duplicate a contract with a major customer that accounted for $1.68 million in sales for the quarter ended December 31, 2006 versus $540,000 of sales in the current quarter. In addition, the sales decrease was impacted by delays in new product introductions targeted at the refrigerated truck/trailer market that had been planned for the current quarter. Sales for the RFID Technologies segment decreased by $88,900, or 19.1%, when compared to the same quarter of the previous year due to delays in system sales.

Gross Profit
         Gross profit reported for the quarter amounted to $1,166,200, a decrease of $690,800, or 37.2%, when compared to $1,857,000 reported for the comparable quarter of the prior year. 76%, or $524,900, of the decreased gross profit resulted from sales decreases in the Company's Data Storage and Wireless Asset Management segments as discussed above. The balance of the reduction in gross profit was reported in the RFID Technology segment, accounting for $165,900, or 24%, of the decrease. The reduced gross profit of the RFID Technology segment resulted from reductions in both system sales, as discussed above, and reduced gross margins. The reduced gross margins resulted primarily from the Company's strategic decision to install a system at a low margin in an attempt to develop a lower cost RFID system designed for a new market.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses for the current quarter, excluding corporate expenses, increased 23.7% to $2,647,900, an increase of $506,900 compared to $2,141,000 reported for the comparable quarter of the prior year. The increase was due primarily to increases in SG&A of the Company's Wireless Asset Management segment which added $442,700 in SG&A expense, 87.3% of the Company's increase, in the period to complete new product development costs necessary to commercialize the Company's new product line targeted at the truck/trailer market. The RFID Technology segment's SG&A increased $88,200, or 17.7%, from $498,600 to $586,800 in the comparable quarter of the prior year due to additional engineering investment. The Data Storage segment reported a decrease in SG&A expense of 5.9%, or $24,000, due primarily to reduced sales commissions.

Operating Loss
         The Operating Loss for the quarter was ($1,839,300) compared to a loss of ($404,900) for the same quarter of the prior year, an increase of ($1,434,400), or 354.3%. The increase in Operating Loss is due primarily to the reported operating loss of the Wireless Asset Management segment of ($781,600), an increase of ($704,800) compared to operating loss of ($76,800) reported for the comparable quarter of the prior fiscal year. The Data Storage segment reported an operating loss of ($117,900) compared to an operating profit of $120,900 reported in the comparable quarter of the prior year. The RFID Technology segment operating loss increased to ($582,200), an increase of ($254,100), or 77.4%, compared to ($328,100) reported for the comparable period of the prior year. Corporate expense increased to ($357,600) from ($120,900) reported in the three months ended December 31, 2006. The prior year corporate expenses were reduced by a $300,000 insurance settlement related to the TSIN Litigation. See Note K - Litigation for a discussion of the TSIN Litigation.

Other Income and Expense
         Net interest expense for the quarter decreased to $187,900, a decrease of $65,400, or 25.8% compared to $253,300 reported for the same quarter in the prior year. The decrease was due to a reduction in net borrowings and a reduction in the average prime rate. The Loss From Continuing Operations of ($2,005,800) increased by ($1,365,400) compared to ($640,400) reported for the quarter ended December 31, 2006.

(Loss) Earnings before Interest Taxes, Depreciation & Amortization (EBITDA)
         The Company believes that (loss) earnings before taxes net interest expense, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2008 fiscal year second quarter represents a loss of ($1,649,500) compared to a loss of ($157,200) for the same quarter in the prior year. A reconciliation of EBITDA to Loss from Continuing Operations for the quarters ended December 31, 2007 and 2006 is presented below:

            EBITDA RECONCILIATION to LOSS FROM CONTINUING OPERATIONS

                                       3 months ended     3 months ended
                                         December 31,       December 31,
                                             2007              2006
                                       --------------      -------------
EBITDA                                 $  (1,649,500)      $   (157,200)

       Net interest expense                 (187,900)          (253,300)
       Depreciation and amortization        (168,400)          (229,900)
                                       --------------      -------------
LOSS FROM CONTINUING OPERATIONS        $  (2,005,800)      $   (640,400)
                                       ==============      =============

Dividends
         The Company paid quarterly in-kind Series B Preferred Stock dividends with values of $21,100 and $19,100 in the quarters ended December 31, 2007 and 2006, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended December 31, 2007 amounted to ($2,026,900), or ($.09) per share, compared to a loss of ($659,500), or ($.04) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

     (B)  Six months ended December 31, 2007 versus December 31, 2006

Net Sales
         Consolidated net sales for the six months ended December 31, 2007 were $8,322,800, a decrease of $2,369,400, or 22.2%, compared to sales of $10,692,200 for the same period of the prior year. The sales decrease resulted from decreases in all three business segments. The Company's Data Storage segment reported decreased sales of $618,900, or 23.1%, due to an unusually large sale (approximately $945,000) recorded in the second quarter of the prior year that was not duplicated in the current period. The Company's Wireless Asset Management segment incurred a sales decrease of $1,727,600, or 23.6%, when compared to the six months ended December 31, 2006 due to a contract with a major customer that accounted for sales of approximately $3.1 million in the six months ended December 31, 2006 compared to approximately $1.8 million in sales in the current six-month period, representing a sales decrease of approximately $1.3 million. In addition, delays in new product introductions targeted at the refrigerated truck/trailer market contributed to the Wireless Asset Management segment sales decrease. Sales for the RFID Technologies segment decreased by $22,900, or 3.3%, when compared to the same period of the previous year due to delays in system sales.

Gross Profit
         Gross profit reported for the six-month period amounted to $2,753,900, a decrease of $872,500, or 24.1%, when compared to $3,626,400 reported for the comparable period of the prior year. 82%, or $715,100, of the decreased gross profit resulted from sales decreases in the Company's Data Storage and Wireless Asset Management segments as discussed above. The balance of the reduction in gross profit was reported in the RFID Technology segment, accounting for $157,400, or 18%, of the decrease. The reduced gross profit of the RFID Technology segment resulted from reductions in both system sales, as discussed above, and reduced gross margins. The reduced gross margins resulted primarily from the Company's strategic decision to install a system at a low margin in an attempt to develop a new lower cost RFID system designed for a new market.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses for the current quarter, excluding corporate expenses, increased 20.5% to $5,223,900, an increase of $888,000 compared to $4,335,900 reported for the comparable quarter of the prior year. The increase was due primarily to increases in SG&A of the Company's Wireless Asset Management segment which added $662,100 in SG&A expense, 74.6% of the Company's increase, in the period to complete product development necessary to commercialize the Company's new product line targeted at the truck/trailer market. The RFID Technology segment's SG&A increased $144,200, or 14.3%, from $1,006,300 to $1,150,500 in the comparable period of the prior year due to additional engineering investment. The Data Storage segment reported a decrease in SG&A expense of 10.9%, or $81,700, due primarily to reduced sales commissions.

Operating Loss
         The Operating Loss for the six-month period was ($3,128,400) compared to a loss of ($1,194,300) for the same quarter of the prior year, an increase of ($1,934,100), or 161.9%. The increase in Operating Loss is due primarily to the operating loss incurred by the Wireless Asset Management segment of ($1,116,000), an increase of ($1,229,600) compared to operating profit of $113,600 reported for the comparable period of the prior fiscal year. The Data Storage segment incurred an operating loss of ($266,600) compared to an operating loss of ($37,300) reported in the comparable six-month period of the prior year. The RFID Technology segment operating loss increased to ($1,087,400), an increase of ($301,600), or 38.4%, compared to ($785,800)
reported for the comparable period of the prior year. Corporate expense increased to ($658,400) from ($484,800) reported in the six months ended December 31, 2006. The prior year corporate expenses were reduced by a $300,000 one-time insurance settlement related to the TSIN Litigation. See Note K - Litigation for a discussion of the TSIN Litigation.

Other Income and Expense
         Net interest expense for the six months ended December 31, 2007 increased to $398,200, an increase of $58,800, or 17.3%, compared to $339,400 reported for the same period in the prior year. The increase was due to an increase in net borrowings compared to the prior year. The Loss From Continuing Operations of ($3,489,000) increased by ($1,994,900) compared to ($1,494,100)
reported for the six months ended December 31, 2006.

(Loss) Earnings before Interest Taxes, Depreciation & Amortization (EBITDA)
         The Company believes that (loss) earnings before taxes, net interest expense, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's first six months ended December 31, 2007 represents a loss of ($2,752,800) compared to a loss of ($668,600) for the same period of the prior year. A reconciliation of EBITDA to Loss from Continuing Operations for the six months ended December 31, 2007 and 2006 is presented below:

            EBITDA RECONCILIATION to LOSS FROM CONTINUING OPERATIONS

                                       6 months ended     6 months ended
                                         December 31,       December 31,
                                             2007              2006
                                       --------------      -------------
EBITDA                                 $  (2,752,800)      $   (668,600)

       Net interest expense                 (398,200)          (339,400)
       Depreciation and amortization        (338,000)          (486,100)
                                       --------------      -------------
LOSS FROM CONTINUING OPERATIONS        $  (3,489,000)      $ (1,494,100)
                                       ==============      =============

Dividends
         The Company paid quarterly in-kind Series A and Series B Preferred Stock dividends with values of $378,100 and $317,000 in the six months ended December 31, 2007 and 2006, respectively.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended December 31, 2007 amounted to ($3,867,100), or ($.17) per share, compared to a loss of ($1,894,500), or ($.12) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at December 31, 2007 exceeded current liabilities by $1,033,100, resulting in a current ratio of 1.15 to 1. The comparable working capital at June 30, 2007 was negative with current liabilities exceeding current assets by ($219,100) and reflecting a current ratio of .97 to 1. The improvement in current ratio at December 31, 2007 versus June 30, 2007 resulted from the completion of a private offering to accredited investors whereby the Company issued 2,453,900 shares and granted 3-year warrants to purchase approximately 981,600 common shares at a price of $3.00, raising approximately $4.7 million.

         Accounts receivable of $2,214,500 at December 31, 2007 reflects a decrease of $34,100, or 1.5%, when compared to the $2,248,600 reported as consolidated accounts receivable at June 30, 2007. The accounts receivable balance at December 31, 2007 for the Data Storage segment represents forty-six days' sales in receivables, an increase compared to twenty-seven days' sales at June 30, 2007. The increase was due to a decrease in the proportion of credit card sales. The days' sales calculation of the Data Storage segment can be significantly affected by the proportion of credit card sales in the last month of the reporting period and therefore, the increase in days' sales for the Data Storage segment is not considered a trend.

         The accounts receivable balance for the Wireless Asset Management segment at December 31, 2007 was $1,120,400 compared to $1,561,300 at June 30, 2007, a decrease of $440,900, or 28.2%. Days' sales in receivables for the Wireless Asset Management decreased to thirty-seven from forty-four days' sales in receivables reported at June 30, 2007. The decrease was due to a reduction in past due balances.

         The RFID Technology segment accounts receivable balance at December 31, 2007 of $553,900 represents one hundred and forty-nine days' sales in receivables as compared to one hundred and sixteen days' sales in receivables at June 30, 2007. Days' sales in receivables for the RFID Technology segment are distorted at both December 31, 2007 and June 30, 2007 due to the Company's accounting method of recognizing contract revenue on a percentage of completion method, whereby accounts receivable balances may be deferred and excluded from reported revenue.

         Consolidated inventories at December 31, 2007 amounted to $4,925,900, an increase of $1,117,800, or 29.4%, when compared to $3,808,100 at June 30, 2007. The inventory balance at December 31, 2007 for the Data Storage segment of $1,012,300 reflects an inventory turnover of 3.0 compared to an inventory turnover of 3.9 at June 30, 2007. The inventory balance for the Wireless Asset Management segment at December 31, 2007 was $2,228,300 compared to $1,669,400 at June 30, 2007, an increase of $558,900, or 33.5%. The inventory balance at December 31, 2007 for the Wireless Asset Management segment represents an inventory turnover of 3.1 compared to 5.1 as of June 30, 2007. The inventory balance of the RFID Technology segment at December 31, 2007 of $1,685,300 represents an inventory turnover of .73 as compared to .58 at June 30, 2007.

         At December 31, 2007, the Company had an outstanding balance of $1,975,000 under a $2.0 million formula-based revolving line of credit agreement with interest calculated at prime plus 3%. The line of credit formula is based upon current asset values and is used to finance working capital. At December 31, 2007, the Company had $25,000 available under the line of credit. See Line of Credit and Term Loan Footnote J for additional discussion of the existing line of credit agreement.

         Cash used in operations for the six-month period ended December 31, 2007 was $4,469,600, an increase of $574,500, or 14.7%, when compared to cash used in operations of $3,895,100 for the comparable period ended December 31, 2006. The increase during the six-month period resulted primarily from an increase in Loss from Continuing Operations and inventories during the current period offset by a significant increase in accounts receivable during the comparable period.

         During the six months ended December 31, 2007, the Company reported cash used in investing activities of $61,600, compared to cash flow provided by investing activities of $311,900 reported for the same period in the prior fiscal year. The decrease is the result of cash generated from the sale of assets in the prior fiscal year six months ended December 31, 2006 when the Company sold one of its Data Storage segment companies. In addition, purchases of property, plant and equipment decreased slightly to $98,200 during the current period compared to $111,500 in the comparable six-month period of the prior year.

         Cash provided by financing activities for the six months ended December 31, 2007 amounted to $4,335,500, an increase of $1,065,000 compared to the $3,270,500 provided by financing activities for the six months ended December 31, 2006. The increase resulted primarily from $4.7 million in proceeds from the sale of equity instruments during the current six-month period compared to net borrowing during the same period of the prior year.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2008 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at December 31, 2007. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2008. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - Controls and Procedures.

         An evaluation as of the end of the first six months of fiscal year 2008 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.  Legal Proceedings.

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

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of December 31, 2007, there was no such litigation pending deemed material by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the six months ended December 31, 2007, the Company issued 224,300 shares of Series A Preferred Stock and 4,100 Shares of Series B Preferred Stock as dividend in-kind payments, and a total of 2,505,400 shares of Class A Common Stock; including 10,000 shares as consideration for an amendment to the Company's line of credit agreement, 41,500 shares for services rendered, 2,453,900 in a private offering to accredited investors.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on January 18, 2008, the following proposal was voted upon and approved by the stockholders.

Proposal #1                  Election of Directors

                                 For         Withhold      Total Voting
                                 ---         --------      ------------
Harold S. Carpenter           17,216,341      403,744       17,620,085
Robert R. Kauffman            17,950,147      929,938       18,880,085
James T. Hecker               16,658,402      961,683       17,620,085
Thomas  C. LaVoy              16,519,808     1,100,277      17,620,085
John A. Carlson               16,630,198      989,887       17,620,085
Donald E. Anderson            17,456,099      903,172       18,359,271
Timothy P. Slifkin            17,210,249      409,836       17,620,085


Item 6.  Exhibits.

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

Date:    February 14, 2008

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

Date:    February 14, 2008

/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1
                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended December 31, 2007 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   February 14, 2008
                                                     /s/ Robert R. Kauffman
                                                     ----------------------
                                                     Robert R. Kauffman
                                                     Chief Executive Officer

                                                     /s/ John A. Carlson
                                                     ----------------------
                                                     John A. Carlson
                                                     Chief Financial Officer