Form 10QSB
period 2008-03-31
ALANCO TECHNOLOGIES INC
filed 2008-05-15
CIK 98618

ALANCO TECHNOLOGIES, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        ---
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 2008 there were 23,538,000 shares, net of treasury shares, of common stock outstanding.

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

                                      INDEX

    Page Number
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets March 31, 2008 (Unaudited)
        and June 30, 2007....................................................3

     Condensed Consolidated Statements of Operations (Unaudited)
        For the three months ended March 31, 2008 and 2007...................4

     Condensed Consolidated Statements of Operations (Unaudited)
        For the nine months ended March 31, 2008 and 2007....................5

     Condensed Consolidated Statements of Changes in Shareholders'
        Equity (Unaudited) For the nine months ended March 31, 2008..........6

     Condensed Consolidated Statements of Cash Flows (Unaudited)
        For the nine months ended March 31, 2008 and 2007....................7

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

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................16

  Item 3.  Controls and Procedures..........................................22

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings................................................23

  Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.......24

  Item 4.  Submission of Matters to a Vote of Security Holders..............24

  Item 6.  Exhibits.........................................................24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2008 AND JUNE 30, 2007

                                               March 31, 2008   June 30, 2007
                                               --------------   -------------
ASSETS                                          (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $  1,116,400    $    615,800
  Accounts receivable, net                         2,032,400       2,248,600
  Notes receivable, current                           29,600          29,600
  Cost and estimated earnings in excess
    of billing                                           -           122,000
  Inventories, net                                 5,561,900       3,808,100
  Prepaid expenses and other current assets          449,500         382,800
                                                -------------   -------------
     Total current assets                          9,189,800       7,206,900
                                                -------------   -------------

PROPERTY, PLANT AND EQUIPMENT, NET                   262,100         250,700
                                                -------------   -------------

OTHER ASSETS
  Goodwill, net                                   17,931,700      17,931,700
  Other intangible assets, net                     1,684,600       2,066,200
  Other assets                                       647,400         427,400
                                                -------------   -------------
     Total other assets                           20,263,700      20,425,300
                                                -------------   -------------
TOTAL ASSETS                                    $ 29,715,600    $ 27,882,900
                                                =============   =============

LIABILITIES AND  SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense          $  4,163,200    $  4,155,500
  Notes payable, current                           1,524,700       2,485,900
  Billings in excess of cost & estimated
    earnings                                          28,100             -
  Deferred revenue, current                          882,000         784,600
                                                -------------   -------------
     Total current liabilities                     6,598,000       7,426,000

LONG TERM LIABILITIES
  Notes payable, long term                         4,313,700       4,814,100
  Deferred revenue, long term                        122,600         129,300
                                                -------------   -------------
TOTAL LIABILITIES                                 11,034,300      12,369,400
                                                -------------   -------------

  Preferred Stock - Series B, 89,100 and
     82,800 shares issued and outstanding,
     respectively                                    878,300         815,000
                                                -------------   -------------

SHAREHOLDERS' EQUITY
  Preferred Stock - Series A Convertible,
     5,647,200 and 3,759,800 shares issued
     and outstanding, respectively                 7,359,500       4,930,100
  Common Stock - 23,528,500 and 20,223,100
     shares outstanding, net of 200,000
     Treasury Stock                               94,337,300      87,595,100
  Accumulated deficit                            (83,893,800)    (77,826,700)
                                                -------------   -------------

     Total shareholders' equity                   17,803,000      14,698,500
                                                -------------   -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 29,715,600    $ 27,882,900
                                                =============   =============

         See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

                                                     2008           2007
                                                -------------   -------------

NET SALES                                       $  4,167,900    $  4,422,800

  Cost of goods sold                               2,863,200       3,106,200
                                                -------------   -------------

GROSS PROFIT                                       1,304,700       1,316,600

  Selling, general and administrative expense      2,735,400       2,568,800
                                                -------------   -------------

OPERATING LOSS                                    (1,430,700)     (1,252,200)

INTEREST EXPENSE AND OTHER INCOME
  Interest expense, net                             (166,300)       (211,800)
  Other Income                                        39,100          17,200
                                                -------------   -------------

LOSS FROM CONTINUING OPERATIONS                   (1,557,900)     (1,446,800)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS               -               -

  Preferred stock dividends                         (642,100)       (335,700)
                                                -------------   -------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $ (2,200,000)  $  (1,782,500)
                                                =============   =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
    - Net loss attributable to common
      shareholders                              $      (0.09)  $       (0.10)
                                                =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        23,453,000      17,968,300
                                                =============   =============

         See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

                                                    2008             2007
                                                -------------   -------------

NET SALES                                       $ 12,490,700    $ 15,115,000

  Cost of goods sold                               8,432,100      10,172,100
                                                -------------   -------------

GROSS PROFIT                                       4,058,600       4,942,900

  Selling, general and administrative expense      8,617,700       7,389,500
                                                 ------------   -------------

OPERATING LOSS                                    (4,559,100)     (2,446,600)

INTEREST EXPENSE AND OTHER INCOME
  Interest expense, net                             (564,600)       (551,100)
  Other Income                                        76,800          56,800
                                                 ------------   -------------

LOSS FROM CONTINUING OPERATIONS                   (5,046,900)     (2,940,900)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS               -           (83,200)

  Preferred stock dividends                       (1,020,200)       (652,900)
                                                 ------------   -------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $ (6,067,100)   $ (3,677,000)
                                                =============   =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
    - Net loss attributable to common
      shareholders                              $      (0.27)   $      (0.22)
                                                =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        22,749,800      16,441,500
                                                =============   =============

         See accompanying notes to the consolidated financial statements

                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE NINE MONTHS ENDED MARCH 31, 2008 (unaudited)

                                                                       SERIES A
                                                COMMON STOCK        PREFERRED STOCK     TREASURY STOCK     ACCUMULATED
                                            SHARES      AMOUNT     SHARES     AMOUNT    SHARES  AMOUNT       DEFICIT         TOTAL

Balances, June 30, 2007                   20,423,100 $87,970,200  3,759,800 $4,930,100 200,000 $(375,100) $(77,826,700) $14,698,500

  Shares issued for services                  41,500      69,200        -          -       -         -             -         69,200
  Shares issued for credit line amendment     10,000      20,800        -          -       -         -             -         20,800
  Value of stock based compensation              -       298,500        -          -       -         -             -        298,500
  Shares issued for conversion of debt       800,000   1,000,000                                                          1,000,000
  Private offering, net of expenses        2,453,900   5,123,700  1,425,500  1,736,500     -         -             -      6,860,200
  Value of special Series A Preferred
     Stock dividend                          264,000                                                          (264,000)
  Preferred dividends, paid in kind - A          -           -      461,900    692,900     -         -        (692,900)         -
  Preferred dividends, paid in kind - B          -           -          -          -       -         -         (63,300)     (63,300)
  NASDAQ listing fees and other                          (34,000)                  -                                        (34,000)
  Net loss                                       -           -          -          -       -         -      (5,046,900)  (5,046,900)
                                          ---------- ------------ --------- ---------- ------- ---------- ------------- ------------
Balances, March 31, 2008                  23,728,500 $94,712,400  5,647,200 $7,359,500 200,000 $(375,100) $(83,893,800) $17,803,000
                                          ========== ============ ========= ========== ======= ========== ============= ============

                                See accompanying notes to the consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

                                                    2008             2007
                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations               $ (5,046,900)   $ (2,940,900)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                  499,300         733,300
      Gain on Sale - Data Storage Assets                 -           (18,300)
      Stock-based Compensation                       298,500         127,100
      Stock issued for services                       69,200           5,500
      Income from assets held for sale               (59,200)        (29,000)
      (Loss) from discontinued operations                -           (83,200)
  Changes in:
      Accounts receivable, net                       216,200      (1,324,100)
      Inventories, net                            (1,753,800)     (1,082,400)
      Costs and estimated earnings in excess
         of billings                                 122,000        (106,600)
      Prepaid expenses and other current assets      (66,700)        192,800
      Accounts payable and accrued expenses           28,500        (439,000)
      Deferred revenue                                90,700         935,800
      Billings in excess of costs and estimated
         earnings                                     28,100         (43,500)
      Customer Advances                                  -        (1,001,100)
      Other assets                                  (220,000)       (222,700)
                                                -------------   -------------
      Net cash used in operating activities       (5,794,100)     (5,296,300)
                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash from discontinued operations and
     assets held for sale                             59,200         806,200
  Net cash forfeited in sale                             -            (2,600)
  Goodwill                                               -           (56,600)
  Collection of notes receivable, net                    -             2,000
  Purchase of property, plant and equipment         (128,100)       (158,100)
  Patent renewal and other                            (1,000)         (4,100)
                                                -------------   -------------
  Net cash provided by (used in) investing
     activities                                      (69,900)        586,800
                                                -------------   -------------

         See accompanying notes to the consolidated financial statements

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                 FOR THE NINE MONTHS ENDED MARCH 31, (continued)

                                                       2008          2007
                                                   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) advances on line of credit         500,000        850,000
  Repayment on borrowings                            (961,600)    (2,747,400)
  Proceeds from notes payable                             -        5,117,500
  Proceeds from sale of equity instruments          6,860,200        453,700
  Other                                               (34,000)           -
                                                   -----------   ------------
   Net cash provided by financing  activities       6,364,600      3,673,800
                                                   -----------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS    500,600     (1,035,700)

CASH AND CASH EQUIVALENTS, beginning of period        615,800      1,155,500
                                                   -----------   ------------

CASH AND CASH EQUIVALENTS, end of period           $1,116,400    $   119,800
                                                   ===========   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Net cash paid during the period for interest     $  398,500    $   185,200
                                                   ===========   ============

  Non-Cash Activities:
   Value of stocks and warrants issued for
      services and prepayments                     $   69,200    $   519,100
                                                   ===========   ============
   Value of shares issued - StarTrak Deferred
      stock payment                                $      -      $ 5,715,400
                                                   ===========   ============
   Value of Stock issued for line of credit
      amendment                                    $   20,800    $       -
                                                   ===========   ============
   Value of Stock issued for note payable
      conversion                                   $1,000,000    $   107,000
                                                   ===========   ============
   Series B preferred stock dividend,
      paid in kind                                 $   63,300    $    57,500
                                                   ===========   ============
   Series A preferred stock dividend,
      paid in kind                                 $  692,900    $   595,400
                                                   ===========   ============
   Value of special Series A preferred
      stock dividend                               $  264,000    $       -
                                                   ===========   ============

         See accompanying notes to the consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2008

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

         The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine-month period ended March 31, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted during the period, or granted in a prior period if not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after July, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

         The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

         Assumptions for awards of options granted during the nine months ended March 31, 2008 were:

                                                  Awards Granted
                                                Nine months ended
                                                 March 31, 2008
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

         The following table summarizes the Company's stock option activity during the first nine months of fiscal 2008:


                                             Weighted    Weighted
                                              Average     Average
                                             Exercise    Remaining     Aggregate     Aggregate
                                              Price     Contractual       Fair       Intrinsic
                                 Shares     Per Share     Term (1)       Value       Value(2)

Outstanding July 1, 2007       5,543,800      $1.97        4.95       $3,496,100
  Granted                      1,293,000      $2.16          -         1,000,800
  Exercised                          -           -           -               -
  Forfeited or expired          (140,800)     $2.37          -           (88,800)
                               ----------   --------    -----------
Outstanding March 31, 2008     6,696,000      $2.00        4.25       $4,408,100       $5,000
                               ==========   ========    ===========   ===========    ==========
Exercisable March 31, 2008     4,695,500      $2.01        4.38       $3,091,100       $5,000
                               ==========   ========    ===========   ===========    ==========

 (1) Remaining contractual term presented in years.
 (2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2008, for those awards that have an exercise price currently below the closing price as of March 31, 2008 of $0.94.

Note C - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of March 31, 2008 and June 30, 2007 are summarized as follows:

                                        March 31,        June 30,
                                          2008            2007
                                    --------------   --------------
                                      (unaudited)
Raw materials and purchased parts   $   5,902,900    $   4,160,400
Work-in-process                            11,600            6,400
Finished goods                             86,300           70,900
                                    --------------   --------------
                                        6,000,800        4,237,700
Less reserves for obsolescence           (438,900)        (429,600)
                                    --------------   --------------
                                    $   5,561,900    $   3,808,100
                                    ==============   ==============

Note D - Contracts In Process

         Costs incurred and estimated earnings and billings in the RFID Technology segment related to contracts for the installation of TSI PRISM systems in process at March 31, 2008 and June 30, 2007 consist of the following:

                                                  March 31,       June 30,
                                                    2008            2007
                                                -----------     -----------
                                                (unaudited)
Costs incurred on uncompleted contracts         $  691,800      $  242,100
Estimated gross profit earned to date              201,300         161,900
                                                -----------     -----------
Revenue earned to date                             893,100         404,000
Less: Billings to date                            (921,200)       (282,000)
                                                -----------     -----------
Costs and estimated earnings/(billings)
  in excess of billings/(costs and
  estimated earnings)                           $  (28,100)     $  122,000
                                                ===========     ===========

Note E - Deferred Revenue

         Deferred Revenues at March 31, 2008 and June 30, 2007 consist of the following:

                                             March 31,        June 30,
                                               2008            2007
                                         --------------    ------------
                                            (unaudited)
Extended warranty revenue                $   1,004,600     $   913,900
Less - current portion                        (882,000)       (784,600)
                                         --------------    ------------
Deferred revenue - long term             $     122,600     $   129,300
                                         ==============    ============

Note F - Loss Per Share

         Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2008 there were 248,000 potentially dilutive securities outstanding.

Note G - Equity

         During the nine months ended March 31, 2008, the Company issued a total of 3,305,400 shares of the Company's Class A Common Stock. Included were 800,000 shares issued for conversion of debt valued at $1,000,000, 41,500 shares issued for services valued at $69,200 and 10,000 shares, valued at $20,800, issued as partial consideration for an amendment to the Company's line of credit agreement. In addition, the Company completed the sale of a private offering to qualified investors, of 2,453,900 units consisting of one share of its Class A Common Stock together with a 3-year warrant to purchase .4 of a share of the Company's Class A Common Stock at a price of $3.00 per share. The Company received $4,752,700, net of commissions of $172,300, from the offering.

         The value of employee stock-based compensation recognized for the nine months ended March 31, 2008 amounted to $298,500, compared to $127,100 recognized in the same period of the prior fiscal year when the Company initiated the expensing of stock-based compensation on July 1, 2006. See Note A
- Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

         The Company completed an offering to accredited investors during the quarter ended March 31, 2008 of 1,425,500 Units at a unit price of $1.50, each unit consisting of one share of its Series A Convertible Preferred Stock together with a 5-year warrant to purchase one share of the Company's Class A Common Stock at a price of $1.75 per share. The warrants included a redemption feature that effectively forces the warrant to be exercised in the event the market price of the Company's Common Stock reached $3.50 per share. The Series A Convertible Preferred Stock is convertible into 1.2 shares of the Company's Class A Common Stock. The Company received $2,107,500, net of expense, from the offering.

         The Series A Preferred Stock offering has been recorded giving consideration to the value of the underlying common shares into which the Preferred A is convertible and to a Black Scholes value for the related warrants. The Company allocated the proceeds of the offering based upon relative fair values. The Black Scholes method does not consider the effect of the warrant's force conversion feature. Based upon the implied value of warrants, utilizing a volatility of 62 based on weekly weighted average changes in the market price and an assumed time to expiration of 912 days, a beneficial conversion feature of $264,000 was determined and is recorded as a special Series A Preferred Stock dividend for the current quarter. The implied value for the warrant has been credited to Common Stock as of March 31, 2008. The recording of the Series A Preferred Stock beneficial conversion feature under this methodology increases the Net Loss Attributable to Common Shareholders by the amount of the special dividend but has no effect on cash or equity.

         The Company declared and paid dividends-in-kind on the Company's preferred shares through the issuance of 461,900 shares of Series A Preferred Stock valued at $692,900 and 6,300 shares of Series B Preferred Stock valued at $63,300. The Preferred Stocks are more fully discussed in the Form-10KSB for the year ended June 30, 2007.

Note H -Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

                                                    Nine Months ended 3/31       Three Months ended 3/31
                                                      2008          2007            2008         2007
                                                  ---------------------------  ---------------------------
Revenue
     Data Storage                                 $  2,982,800  $  3,556,900   $    920,200  $    875,400
     Wireless Asset Management                       8,592,700    10,708,600      3,012,600     3,400,900
     RFID Technology                                   915,200       849,500        235,100       146,500
                                                  ------------- -------------  ------------- -------------
  Total Revenue                                   $ 12,490,700  $ 15,115,000   $  4,167,900  $  4,422,800
                                                  ============= =============  ============= =============
Gross Profit
     Data Storage                                 $    859,800  $    814,500   $    294,900  $    101,900
     Wireless Asset Management                       3,100,000     3,866,000        974,100     1,172,700
     RFID Technology                                    98,800       262,400         35,700        42,000
                                                  ------------- -------------  ------------- -------------
  Total Gross Profit                              $  4,058,600  $  4,942,900   $  1,304,700  $  1,316,600
                                                  ============= =============  ============= =============
Gross Margin
     Data Storage                                        28.8%        22.9%          32.0%        11.6%
                                                  ------------- -------------  ------------- -------------
     Wireless Asset Management                           36.1%        36.1%          32.3%        34.5%
                                                  ------------- -------------  ------------- -------------
     RFID Technology                                     10.8%        30.9%          15.2%        28.7%
                                                  ------------- -------------  ------------- -------------
  Overall Gross Margin                                   32.5%        32.7%          31.3%        29.8%
                                                  ============= =============  ============= =============
Selling, General and Administrative Expense
     Data Storage                                 $  1,188,300  $  1,082,900   $   356,800   $    333,100
     Wireless Asset Management                       4,766,700     3,767,900     1,524,800      1,188,000
     RFID Technology                                 1,677,700     1,603,300       527,200        597,000
                                                  ------------- -------------  ------------- -------------
  Total Segment Operating Expense                 $  7,632,700  $  6,454,100   $ 2,408,800   $  2,118,100
                                                  ============= =============  ============  =============
Operating Profit (Loss)
     Data Storage                                 $   (328,500) $   (268,400)  $   (61,900)  $   (231,200)
     Wireless Asset Management                      (1,666,700)       98,100      (550,700)       (15,300)
     RFID Technology                                (1,578,900)   (1,340,900)     (491,500)      (555,000)
     Corporate Expense, net                           (985,000)     (935,400)     (326,600)      (450,700)
                                                  ------------- -------------  ------------- -------------
  Operating Loss                                  $ (4,559,100) $ (2,446,600)  $(1,430,700)  $ (1,252,200)
                                                  ============= ==============  ============= ============

Depreciation and Amortization
     Data Storage                                 $     20,500  $     16,200   $      5,400  $      5,900
     Wireless Asset Management                         340,600       482,500        112,000       159,900
     RFID Technology                                   137,400       232,500         43,500        81,200
     Corporate                                             800         2,100            300           700
                                                  ------------- -------------  ------------- -------------
  Total Depreciation and Amortization             $    499,300  $    733,300   $    161,200  $    247,700
                                                  ============= =============  ============= =============

                                                  Mar. 31, 2008 June 30, 2007
                                                  ------------- -------------
Accounts Receivable
     Data Storage                                 $    246,100  $    327,300
     Wireless Asset Management                       1,673,900     1,561,300
     RFID Technology                                    94,800       342,400
     Corporate                                          17,600        17,600
                                                  ------------- -------------
  Total Accounts Receivable                       $  2,032,400  $  2,248,600
                                                  ============= =============
Inventories
     Data Storage                                 $    930,000  $    859,600
     Wireless Asset Management                       2,449,600     1,669,400
     RFID Technology                                 2,182,300     1,279,100
                                                  ------------- -------------
  Total Inventories                               $  5,561,900  $  3,808,100
                                                  ============= =============

Note I - Related Party Transactions

         The Company has a $2.0 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2007, with a private trust controlled by Mr. Donald Anderson, a greater than five percent stockholder of the Company and member of the Company's Board of Directors. During February 2008, the Agreement was amended whereby its maturity date was extended to July 1, 2010. See Note J - Line of Credit and Term Loan for additional discussion on the line of credit.

Note J - Line of Credit and Term Loan

         At March 31, 2008, the Company had an outstanding balance of $2,000,000 under a $2.0 million line of credit agreement with a private trust ("Lender"), entered into in June 2002 and last modified in February 2008. Under the Agreement, $500,000 of the outstanding balance is convertible into Class A Common Shares of the Company at $1.25 per share and the Company must maintain a minimum balance outstanding of $2 million through the July 1, 2010 maturity date.

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

         On February 11, 2008 the Company amended a $1.5 million term loan agreement with Tenix Holdings, Inc. whereby $1 million of the $1.5 million term loan balance was immediately converted into 800,000 shares of Class A Common Stock ($1.25 per share). Payment terms for the remaining $500,000 balance required monthly installments of $20,000 commencing May 1, 2008 and continuing through November 2008 with the remaining $360,000 balance due on December 1, 2008. A $50,000 fee was paid as consideration for the transaction and as interest on the remaining $500,000 balance.

Note K - Litigation

         The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The actions are more fully described below. The Company continues as a party to certain post-litigation procedures relating to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation ("TSIN"), and to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company.

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

         TSIN Litigation - The Company was party to litigation arising out of the Company's acquisition of substantially all of the assets of TSIN. This initial derivative suit was terminated and the action converted into a direct action by TSIN in July 2003.

         TSIN is currently in Chapter 7 bankruptcy. The parties to the lawsuit have entered into a Settlement Agreement, which was attached as an exhibit to Form 8-K filed on September 21, 2007. In place of the litigation, which has been dismissed with prejudice, the Settlement Agreement provides for a valuation procedure, conducted by an independent third party valuation expert, to value (i) the assets transferred by TSIN to Alanco in connection with the Acquisition Agreement ("Business Value"), and (ii) the consideration paid by Alanco to TSIN ("Consideration Value"). If the appraiser determines that the Consideration Value is within 15% of the Business Value, neither party shall be entitled to any damages or claims. If the Consideration Value is less than 85% of the Business Value, Alanco shall pay to TSIN's bankruptcy estate the full difference in the values, plus interest thereon, plus the sum of $300,000 for attorneys' fees incurred by TSIN in prosecuting the various related litigation matters. Alanco's payment may be made, at Alanco's option, in cash or by an equivalent market value of additional Alanco Class A Common Stock (subject to certain conditions set forth in the Settlement Agreement). If the Consideration Value is greater than 115% of the Business Value, TSIN shall immediately pay Alanco the sum of $300,000 for Alanco's attorneys' fees and costs incurred in connection with the various litigation matters. The Settlement Agreement was approved by the bankruptcy court following a hearing for the same on September 19, 2007, and the parties have undertaken the appraisal process. The Company anticipates that the appraisal will be accomplished and the matter entirely resolved over the next few months.

         Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company's management, in consultation with legal counsel, has appealed the decision of the court.

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of March 31, 2008, there was no such litigation pending deemed material by the Company.

Note L - Subsequent Events

         The Company announced on April 3, 2008 a multi-year exclusive agreement between Alanco/TSI PRISM and NEC Australia and its first sale under the agreement for a TSI PRISM system to be installed at Maconochie prison in Canberra, Australia. Under the terms of the agreement, NEC has incorporated the TSI PRISM technology into its suite of security systems and integration services which it is marketing to the 100 other prison facilities located throughout Australia and New Zealand. The Maconochie facility houses multiple classifications of residents, including young adult offenders as well as both male and female detainees. The TSI PRISM system will be utilized to monitor physical separation and to control movement between various segments of the populations and will provide a wide range of staff efficiencies and cost reduction measures to the facility. The total project value is in excess of $1 million.

Note M - Liquidity

         During the nine months ended March 31, 2008, the Company reported a loss from continuing operations of approximately $5 million. During Fiscal year ended June 30, 2007 the Company reported losses from continuing operations of approximately $5.1 million. Although the Company raised approximately $6.8 million during the nine months ended March 31, 2008 through the sale of equity, the significant losses raise doubt about the ability of the Company to continue as a going concern. During fiscal 2008, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. As a result, the Company's independent registered public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2007. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations

   (A) Three months ended March 31, 2008 versus March 31, 2007

Net Sales
         Consolidated net sales for the three months ended March 31, 2008 were $4,167,900, a decrease of $254,900, or 5.8%, compared to sales of $4,422,800 for the same period of the prior year. Increased sales in the Company's Data Storage and RFID Technology segments were offset by a sales decrease in the Company's Wireless Asset Management segment. The Company's Data Storage segment reported an increase in sales of $44,800, or 5.1%, to $920,200 as compared to $875,400 in the prior year. The Company's Wireless Asset Management segment reported a sales decrease of $388,300, or 11.4%, due to its inability to duplicate a major contract with a customer that accounted for $1.4 million for the quarter ended March 31, 2007 versus $280,000 of sales in the current quarter, a reduction of more than $1.1 million. In addition, the sales decrease was impacted by delays in new product introductions targeted at the refrigerated truck/trailer market that had been planned for the current quarter. Sales for the RFID Technology segment increased by $88,600, or 60.5%, when compared to the same quarter of the previous year due to start up of new contracts during the current quarter.

Gross Profit
         Gross profit reported for the quarter amounted to $1,304,700, a decrease of $11,900, or .9%, when compared to $1,316,600 reported for the comparable quarter of the prior year. The Company's Data Storage segment reflected an increase in gross profit of $193,000 which is primarily due to improvement in the segment's gross margin. The Company's Wireless Asset Management segment reported a decrease in gross profit of $198,600, due to a decrease in sales and a reduction in gross margin to 32.3% compared to 34.5% in the same quarter of the prior year. Gross profit reported by the RFID Technology segment reflects a decrease of $6,300 as compared to the prior year and is due to reduced gross margins resulting primarily from the Company's strategic decision to install a system at low margin providing a significant opportunity for the RFID Technology segment to test certain design concepts with an objective of developing a lower cost RFID system designed for a new market.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses for the current quarter, excluding corporate expenses, increased 13.7% to $2,408,800, an increase of $290,700 compared to $2,118,100 reported for the comparable quarter of the prior year. The net increase among the segments was due primarily to increases in SG&A of the Company's Wireless Asset Management segment which added $336,800 in SG&A expense. The increase in SG&A was due to increased engineering costs for new product development. The Company's Data Storage segment SG&A expense increased $23,700, or 7.1%, compared to the prior year while the RFID Technology segment reduced its SG&A expense as compared to the prior year by $69,800.

Operating Loss
         The Operating Loss for the quarter was ($1,430,700) compared to a loss of ($1,252,200) for the same quarter of the prior year, an increase of ($178,500), or 14.3%. The increase in Operating Loss is due primarily to the reported operating loss of the Wireless Asset Management segment of ($550,700), an increase of ($535,400) compared to operating loss of ($15,300) reported for the comparable quarter of the prior fiscal year. The Data Storage segment reported an operating loss of ($61,900), a 73% reduction compared to an operating loss of ($231,200) reported in the comparable quarter of the prior year. The RFID Technology segment operating loss decreased to ($491,500), a decrease of $63,500, or 11.4%, compared to ($555,000) reported for the comparable period of the prior year. Corporate expense decreased to ($326,600) from ($450,700) reported in the three months ended March 31, 2007 and is primarily due to a reduction in legal and professional fees.

Other Income and Expense
         Net interest expense for the quarter decreased to $166,300, a decrease of $45,500, or 21.5%, compared to $211,800 reported for the same quarter in the prior year. The decrease was due to a reduction in average net borrowings and a reduction in interest rates as a result of reduced prime rates. The Loss from Continuing Operations of ($1,557,900) increased by ($111,100) compared to ($1,446,800) reported for the quarter ended March 31, 2007.

(Loss) Earnings before Interest, Taxes, Depreciation & Amortization (EBITDA) The Company believes that (loss) earnings before taxes, net interest expense, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2008 fiscal year third quarter represents a loss of ($1,230,400) compared to a loss of ($987,300) for the same quarter in the prior year. A reconciliation of EBITDA to Loss from Continuing Operations for the quarters ended March 31, 2008 and 2007 is presented below:

            EBITDA RECONCILIATION to LOSS FROM CONTINUING OPERATIONS

                                            3 months ended   3 months ended
                                                March 31,        March 31,
                                                  2008              2007
                                            --------------   ---------------
EBITDA                                      $  (1,230,400)   $     (987,300)
       Net interest expense                      (166,300)         (211,800)
       Depreciation and amortization             (161,200)         (247,700)
                                            --------------   ---------------
LOSS FROM CONTINUING OPERATIONS             $  (1,557,900)   $   (1,446,800)
                                            ==============   ===============

Dividends
         The Company paid quarterly in-kind Series A and Series B Preferred Stock dividends with values of $378,100 and $335,700 in the quarters ended March 31, 2008 and 2007, respectively. The Company also recorded a special Series A Preferred Stock dividend during the current quarter of $264,000 related to the beneficial conversion feature calculated based upon the implied value of warrants issued in the Series A Preferred Stock Offering. The recording of the Series A Preferred Stock special dividend increases the Net Loss Attributable to Common Shareholders by the amount of the special dividend, but has no affect on the Company's cash or equity balances.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the quarter ended March 31, 2008 amounted to ($2,200,000), or ($.09) per share, compared to a loss of ($1,782,500), or ($.10) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

   (B) Nine months ended March 31, 2008 versus March 31, 2007

Net Sales
         Consolidated net sales for the nine months ended March 31, 2008 were $12,490,700, a decrease of $2,624,300, or 17.4%, compared to sales of $15,115,000 for the same period of the prior year. The sales decrease resulted from a decrease in the Data Storage and Wireless Asset Management segments offset by a modest increase in the RFID Technology segment. The Company's Data Storage segment reported a decrease in sales of $574,100, or 16.1%, due to an unusually large sale (approximately $945,000) recorded in the second quarter of the prior year that was not duplicated in the current period. The Company's Wireless Asset Management segment incurred a sales decrease of $2,115,900, or 19.8%, when compared to the nine months ended March 31, 2007 due to a major contract with a customer that accounted for sales of approximately $4.9 million in the nine months ended March 31, 2007 compared to approximately $2.1 million in sales in the current nine-month period, representing sales reductions of approximately $2.8 million. In addition, delays in new product introductions targeted at the refrigerated truck/trailer market contributed to the Wireless Asset Management segment sales decrease. Sales for the RFID Technology segment increased by $65,700, or 7.7%, when compared to the same period of the previous year due to start up of new contracts during the current quarter.

Gross Profit
         Gross profit reported for the nine-month period amounted to $4,058,600, a decrease of $884,300, or 17.9%, when compared to $4,942,900 reported for the comparable period of the prior year. The net decrease in gross profit resulted from sales decreases in the Company's Wireless Asset Management segment and reduced margins as discussed above and decreases in gross margin in the Company's RFID Technology segment resulting primarily from the Company's strategic decision to install a system at a low margin that provided a significant opportunity for the RFID Technology segment to test certain design concepts with an objective of developing a lower cost RFID system designed for a new market. Gross profit for the Data Storage segment increased by $45,300, or 5.6%, due to increased margins from 22.9% during the nine months ended March 31, 2007 compared to 28.8% for the current nine-month period.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses for the nine months ended March 31, 2008, excluding corporate expenses, increased 18.3% to $7,632,700, an increase of $1,178,600 compared to $6,454,100 reported for the comparable period of the prior year. The increase was due primarily to increases in SG&A of the Company's Wireless Asset Management segment which added $998,800 in SG&A expense, or 84.7% of the Company's increase. The segment's SG&A increase consisted of increased legal expense, warranty costs and additional costs to complete product development necessary to commercialize its new product line targeted at the truck/trailer market. The RFID Technology segment's SG&A increased $74,400, or 4.6%, from $1,603,300 to $1,677,700 in the comparable period of the prior year due to additional engineering investment. The Data Storage segment reported an increase in SG&A expense of 9.7%, or $105,400.

Operating Loss
         The Operating Loss for the nine-month period was ($4,559,100) compared to a loss of ($2,446,600) for the same period of the prior year, an increase of ($2,112,500), or 86.3%. The increase in Operating Loss is due primarily to the operating loss incurred by the Wireless Asset Management segment of ($1,666,700), an increase of ($1,764,800) compared to operating profit of $98,100 reported for the comparable period of the prior fiscal year. The Data Storage segment incurred an operating loss of ($328,500) compared to an operating loss of ($268,400) reported in the comparable nine-month period of the prior year. The RFID Technology segment operating loss increased to ($1,578,900), an increase of ($238,000), or 17.7%, compared to ($1,340,900)
reported for the comparable period of the prior year. Corporate expense increased to ($985,000) from ($935,400) reported in the nine months ended March 31, 2007.

Other Income and Expense
         Net interest expense for the nine months ended March 31, 2008 increased to $564,600, an increase of $13,500, or 2.4%, compared to $551,100 reported for the same period in the prior year. The increase was due to an increase in net borrowings compared to the prior year, offset by lower interest rates. The Loss from Continuing Operations of ($5,046,900) increased to ($2,106,000) compared to ($2,940,900) reported for the nine months ended March 31, 2007.

(Loss) Earnings before Interest, Taxes, Depreciation & Amortization (EBITDA)
         The Company believes that (loss) earnings before taxes, net interest expense, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's first nine months ended March 31, 2008 represents a loss of ($3,983,000) compared to a loss of ($1,656,500) for the same period of the prior year. A reconciliation of EBITDA to Loss from Continuing Operations for the nine months ended March 31, 2008 and 2007 is presented below:

            EBITDA RECONCILIATION to LOSS FROM CONTINUING OPERATIONS

                                            9 months ended   9 months ended
                                                March 31,        March 31,
                                                  2008              2007
                                            --------------   ---------------
EBITDA                                      $  (3,983,000)   $   (1,656,500)
       Net interest expense                      (564,600)         (551,100)
       Depreciation and amortization             (499,300)         (733,300)
                                            --------------   ---------------
LOSS FROM CONTINUING OPERATIONS             $  (5,046,900)   $   (2,940,900)
                                            ==============   ===============
Dividends
         The Company paid quarterly in-kind Series A and Series B Preferred Stock dividends with values of $756,200 and $652,900 in the nine months ended March 31, 2008 and 2007, respectively. The Company also recorded a special Series A Preferred Stock dividend during the current period of $264,000 related to the beneficial conversion feature calculated based upon the implied value of warrants issued in the Series A Preferred Stock Offering. The recording of the Series A Preferred Stock special dividend increases the Net Loss Attributable to Common Shareholders by the amount of the special dividend, but has no affect on the Company's cash or equity balances.

Net Loss Attributable to Common Stockholders
         Net Loss Attributable to Common Stockholders for the nine months ended March 31, 2008 amounted to ($6,067,100), or ($.27) per share, compared to a loss of ($3,677,000), or ($.22) per share, in the comparable period of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at March 31, 2008 exceeded current liabilities by $2,591,800, resulting in a current ratio of 1.4 to 1. The comparable working capital at June 30, 2007 was negative with current liabilities exceeding current assets by ($219,100) and reflecting a current ratio of .97 to 1. The improvement in current ratio at March 31, 2008 versus June 30, 2007 resulted from the conversion of approximately $1 million in debt to equity and the completion of a private offering to accredited investors whereby the Company issued 2,453,900 shares and granted 3-year warrants to purchase approximately 981,600 common shares at a price of $3.00, raising approximately $4.7 million.

         Accounts receivable of $2,032,400 at March 31, 2008 reflects a decrease of $216,200, or 9.6%, when compared to the $2,248,600 reported as consolidated accounts receivable at June 30, 2007. The accounts receivable balance at March 31, 2008 for the Data Storage segment represents twenty-three days' sales in receivables, a decrease compared to twenty-seven days' sales at June 30, 2007. The decrease was due to an increase in the proportion of credit card sales. The days' sales calculation of the Data Storage segment can be significantly affected by the proportion of credit card sales in the last month of the reporting period and therefore, the decrease in days' sales for the Data Storage segment is not considered a trend.

         The accounts receivable balance for the Wireless Asset Management segment at March 31, 2008 was $1,673,900 compared to $1,561,300 at June 30, 2007, an increase of $112,600, or 7.2%. Days' sales in receivables for the Wireless Asset Management increased to fifty-three from forty-four days' sales in receivables reported at June 30, 2007 due to customer advances in the prior year.

         The RFID Technology segment accounts receivable balance at March 31, 2008 of $94,800 represents twenty-eight days' sales in receivables as compared to one hundred and sixteen days' sales in receivables at June 30, 2007. Days' sales in receivables for the RFID Technology segment are distorted at both March 31, 2008 and June 30, 2007 due to the minimal reported sales and the Company's accounting method of recognizing contract revenue on a percentage of completion method, whereby accounts receivable balances may be deferred and excluded from reported revenue.

         Consolidated inventories at March 31, 2008 amounted to $5,561,900, an increase of $1,753,800, or 46.1%, when compared to $3,808,100 at June 30, 2007.
The inventory balance at March 31, 2008 for the Data Storage segment of $930,000 reflects an inventory turnover of 3.0 compared to an inventory turnover of 3.9 at June 30, 2007. The inventory balance for the Wireless Asset Management segment at March 31, 2008 was $2,449,600 compared to $1,669,400 at June 30, 2007, an increase of $780,200, or 46.7%. The inventory balance at March 31, 2008 for the Wireless Asset Management segment represents an inventory turnover of
3.0 compared to 5.1 as of June 30, 2007. The increase in Wireless Asset Management segment inventory is due to product conversions and development including the changeover from an analog to digital control channel, purchase of end-of- life materials for products, and purchases of material for new product deployment. The inventory balance of the RFID Technology segment at March 31, 2008 was $2,182,300 compared to $1,279,100 at June 30, 2007, an increase of
$903,200, or 70.6%. The inventory balance at March 31, 2008 for the RFID Technology segment represents an inventory turnover of .50 as compared to .58 at June 30, 2007. The RFID Technology segment inventory increase is considered a short-term condition due to the award of contracts during the period for which the Company made strategic purchases to take advantage of pricing incentives offered by its vendors.

         At March 31, 2008, the Company had an outstanding balance of $2,000,000 under a $2.0 million formula-based revolving line of credit agreement with interest calculated at prime plus 3%. The line of credit formula is based upon current asset values and is used to finance working capital. At March 31, 2008, the Company had no availability under the line of credit. See Line of Credit and Term Loan Footnote J for additional discussion of the existing line of credit agreement.

         Cash used in operations for the nine-month period ended March 31, 2008 was $5,794,100, an increase of $497,800, or 9.4%, when compared to cash used in operations of $5,296,300 for the comparable period ended March 31, 2007. The increase during the current nine-month period resulted primarily from an increase in Loss from Continuing Operations and inventories offset by a significant increase in accounts receivable and Costs in excess of billings and estimated earnings on uncompleted contracts during the comparable period of the prior year.

         During the nine months ended March 31, 2008, the Company reported cash used in investing activities of $69,900, compared to cash flow provided by investing activities of $586,800 reported for the same period in the prior fiscal year. The decrease is the result of cash generated from the sale of assets in the prior fiscal year period ended March 31, 2007 when the Company sold one of its Data Storage segment companies. In addition, purchases of property, plant and equipment decreased slightly to $128,100 during the current period compared to $158,100 in the comparable nine-month period of the prior year.

         Cash provided by financing activities for the nine months ended March 31, 2008 amounted to $6,364,600, an increase of $2,690,800 compared to the $3,673,800 provided by financing activities for the nine months ended March 31, 2007. The increase resulted primarily from $6.8 million in proceeds from the sale of equity instruments during the current nine-month period compared to net borrowing during the same period of the prior year.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2008 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at March 31, 2008. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2008. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - Controls and Procedures.

         An evaluation as of the end of the first nine months of fiscal year 2008 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal third quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The actions are more fully described below. The Company continues as a party to certain post-litigation procedures relating to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation ("TSIN"), and to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company.

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

         TSIN Litigation - The Company was party to litigation arising out of the Company's acquisition of substantially all of the assets of TSIN. This initial derivative suit was terminated and the action converted into a direct action by TSIN in July 2003.

         TSIN is currently in Chapter 7 bankruptcy. The parties to the lawsuit have entered into a Settlement Agreement, which was attached as an exhibit to Form 8-K filed on September 21, 2007. In place of the litigation, which has been dismissed with prejudice, the Settlement Agreement provides for a valuation procedure, conducted by an independent third party valuation expert, to value (i) the assets transferred by TSIN to Alanco in connection with the Acquisition Agreement ("Business Value"), and (ii) the consideration paid by Alanco to TSIN ("Consideration Value"). If the appraiser determines that the Consideration Value is within 15% of the Business Value, neither party shall be entitled to any damages or claims. If the Consideration Value is less than 85% of the Business Value, Alanco shall pay to TSIN's bankruptcy estate the full difference in the values, plus interest thereon, plus the sum of $300,000 for attorneys' fees incurred by TSIN in prosecuting the various related litigation matters. Alanco's payment may be made, at Alanco's option, in cash or by an equivalent market value of additional Alanco Class A Common Stock (subject to certain conditions set forth in the Settlement Agreement). If the Consideration Value is greater than 115% of the Business Value, TSIN shall immediately pay Alanco the sum of $300,000 for Alanco's attorneys' fees and costs incurred in connection with the various litigation matters. The Settlement Agreement was approved by the bankruptcy court following a hearing for the same on September 19, 2007, and the parties have undertaken the appraisal process. The Company anticipates that the appraisal will be accomplished and the matter entirely resolved over the next few months.

         Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company's management, in consultation with legal counsel, has appealed the decision of the court.

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As March 31, 2008, there was no such litigation pending deemed material by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the nine months ended March 31, 2008, the Company issued 461,900 shares of Series A Preferred Stock and 6,300 Shares of Series B Preferred Stock as dividend in-kind payments. In addition, 1,425,500 shares of Series A Preferred Stock were issued in private offerings to accredited investors.

         A total of 3,305,400 shares of Class A Common Stock were issued during the nine month period; including 800,000 shares for conversion of debt, 10,000 shares as consideration for an amendment to the Company's line of credit agreement, 41,500 shares for services rendered, and 2,453,900 shares in a private offering to accredited investors.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on January 18, 2008. The proposal and results thereof were reported in the Company's Form 10-QSB filed on February 14, 2008 for the period ended December 31, 2007.

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

Date:    May 14, 2008

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

Date:    May 14, 2008

/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1
                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this quarterly report of Form 10-QSB (the "Report") for the period ended March 31, 2008 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   May 14, 2008
                                                    /s/ Robert R. Kauffman
                                                    ----------------------
                                                    Robert R. Kauffman
                                                    Chief Executive Officer

                                                    /s/ John A. Carlson
                                                    ----------------------
                                                    John A. Carlson
                                                    Chief Financial Officer