Form 10KSB
period 2008-06-30
ALANCO TECHNOLOGIES INC
filed 2008-09-29
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2008
                          Commission file number 0-9347


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

                                  Yes X    No ___
                                     ---

         The Registrant's revenues for the fiscal year ended June 30, 2008 were $17,211,000.

         State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $24,022,000 as of September 26, 2008.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: 31,669,700 shares of Class A Common Stock (net of treasury shares) and no shares of Class B Common Stock as of September 26, 2008.

Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. The words "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "plan," "could," "target," "potential," "is likely," "will," "expect" and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the "safe harbor" provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; unfavorable result of current pending litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers; federal and/or state regulatory and legislative actions; customer preferences and spending patterns; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships. New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Alanco Technologies, Inc. was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries. Alanco (Nasdaq:
ALAN) is a provider of advanced information technology solutions with the Company's operations for fiscal year ended June 30, 2008 diversified into three reporting business segments including: (i) RFID Technology - incorporating design, production, marketing and distribution of RFID (Radio Frequency Identification) tracking technology, (ii) Data Storage - incorporating the manufacturing, marketing and distribution of data storage products and (iii) Wireless Asset Management - incorporating the design, production, marketing, distribution and monitoring of wireless asset management products, primarily for the transportation industry.

         The Company acquired its RFID (Radio Frequency Identification) tracking technology known as the TSI PRISM system in May 2002 through the acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The Company continues to participate in the data storage market through Excel/Meridian Data, Inc., a manufacturer of Network Attached Storage ("NAS") systems and other storage related products for mid-range organizations. Arraid, Inc., a manufacturer of proprietary storage products to upgrade older "legacy" computer systems, previously included in the data storage segment, was sold during the first quarter of fiscal year 2007 and appropriately the results of operations for fiscal year 2007 are reported as discontinued operations.

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

RECENT BUSINESS DEVELOPMENTS

         The Company was notified by Nasdaq on July 29, 2008 that the Company was out of compliance with Marketplace Rule 4351 and IM-4351 (the "Rules") concerning the issuance of 100,000 shares of Series D Preferred Stock. The terms of the Series D Preferred Stock included a provision entitling the investors to notification of any stockholders' meetings and the right to vote with the holders of its Class A Common Stock on any matters before them. The Series D Preferred Stock allowed the investors to vote "the number of votes equal to $10.00 divided by the Nasdaq closing market price for the Company's Class A Common Stock on the record date for the stockholders meeting." Since the number of votes was not limited, Nasdaq staff believed the Series D could be considered a "super voting" security and therefore resulted in a violation of the rules. To correct the issue raised by the Nasdaq staff, the Company amended the designation of the Series D Preferred Stock stating that its holders have seven votes per share for each share of Series D Preferred Stock held. Accordingly, Nasdaq staff has determined that the Company has regained compliance with the Rules and, the matter is now closed.

         On August 26, 2008 the Company announced that it had completed a $2.5 million financing with the primary investors being directors and officers of the Company. The financing was comprised of $1.8 million from the sale of 180,000 shares of non-convertible Series D Preferred Stock at a price of $10.00 per share, 130,000 of which were sold to directors and officers of the Company. An additional $500,000 of the financing came from an increase in the Company's current credit line with a trust controlled by a director of the Company. The remainder of the financing was comprised of the exercise of outstanding stock options by officers of the Company. Approximately $1.4 million of the proceeds was used to pay down the Company's current term loan. To complete the financing, amendments were required to both the Company's line of credit agreement and the ComVest term loan agreement. The Powers, Preferences, Rights and Limitations of the Series D Preferred Stock as well as amendments to both the line of credit agreement and the ComVest term loan agreement were included as attachments to an 8-K filed on August 27, 2008.

         The Company's subsidiary, StarTrak Systems, LLC, announced on September 11, 2008 that it had received an order from Exel Transportation Services, Inc., valued in excess of $750,000 for ReeferTrak system hardware and five years of data subscription services. The two-way command and control monitoring systems are to be deployed on Exel's existing 500 unit fleet of refrigerated intermodal trailers.

DESCRIPTION OF BUSINESS

RFID TECHNOLOGY SEGMENT

         The Company acquired the operations of Technology Systems International, Inc., a Nevada Corporation ("TSIN") in fiscal year ended June 30, 2002. The technology consisted of the proprietary TSI PRISM(TM) wireless 915 MHz RFID tracking capabilities utilized primarily in correctional facilities, security management and personnel monitoring. The acquisition was effected through a wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation, by the issuance of Alanco Class A Common Stock to purchase TSIN's assets and assumption of specific liabilities of TSIN. During the fiscal year 2005, the Company changed the name of Technology Systems International, Inc. to Alanco/TSI PRISM, Inc. ("ATSI").

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

         Marketing - ATSI markets both its TSI PRISM(TM) 915 MHz and 2.4 GHz RFID tracking systems in the United States, through the Company's direct sales representatives and limited lobbyists. The 2.4 GHz RFID tracking systems is also marketed internationally through international distributors and business partnerships. The primary focus of the marketing effort has been directed at the domestic state and federal correctional facilities and county jail markets. Internationally, ATSI is providing transmitter technology for a project in the corrections market in Europe and Australia.

         Raw Materials - The RFID Technology segment utilizes various domestic subcontractors for materials and parts used to manufacture its products. Due to the limited number of system installations, approximately 78% of those purchases for fiscal year ended June 30, 2008 were made from the licensor of the 2.4 GHz technology. During fiscal year ended June 30, 2007, one subcontractor accounted for approximately 50% of the business segment's purchases.

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

         Employees - The Company's RFID tracking segment employed sixteen full-time employees at both June 30, 2008 and 2007.

         Seasonality of Business - Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to state and federal government customers that are affected by annual budget schedules and economic conditions.

         Dependence Upon Key Customers - The RFID Technology segment continues in an early stage of commercial market development in the United States. Targeted customers operate the majority of the prison facilities in the United States and include the 50 state governments, numerous county governments and the federal government. During the twelve months ended June 30, 2008, five customers accounted for more than 10% of the segment's revenue with the largest customer accounting for approximately 24% of total segment revenue. During fiscal year 2007, substantially all revenue was generated from three state governments and a general contractor. The Company anticipates that as market penetration of its TSI PRISM(TM) technology accelerates, the Company will have numerous customers. However, due to the type of product sold by the RFID Technology segment, the size of each contract may continue to be significant.

         Backlog Orders - The Company operates using system order contracts that it considers to be firm and non-cancelable and extended maintenance contracts not longer than twelve months. Under this method, the Company had an order backlog as of June 30, 2008 of approximately $5.5 million, compared to $532,000 at June 30, 2007.

         Research & Development - The Company estimated that the ATSI operations spent approximately $400,000 and $300,000 in research and development expenditures, recorded as selling, general and administrative expense, during fiscal years 2008 and 2007, respectively.

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

         Raw Materials - The Wireless Asset Management segment utilizes various domestic suppliers for materials, parts and assembly used to manufacture its hardware products and a number of suppliers for its air time purchases, both cellular and satellite, required to provide its data services. For fiscal year ended June 30, 2008, one provider of parts and assembly accounted for 24% of total segment purchases and one vendor who provides satellite air time accounted for 27% of total purchases. During fiscal 2007, one supplier accounted for 42% of purchases.

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

         Competitive Conditions - StarTrak is the only known provider of wireless tracking and monitoring services that offers a subscription program targeted to the refrigerated or "Reefer" segment of the transport industry. There are other companies marketing tracking services to the general transport industry; however, to our knowledge, none have the capability of providing integration with the major manufacturers' "Reefer" electronic systems that allows for the monitoring of various sensor data on a real-time basis.

         Employees - The Company's Wireless Asset Management segment employed thirty-six and thirty-nine full-time and part-time employees as of June 30, 2008 and 2007, respectively, including three interns at June 30, 2007.

         Seasonality of Business - Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to commercial customers that are affected by annual budget schedules and economic conditions. Further, high asset utilization during the summer months can cause some seasonal effects on deployment of units.

         Dependence Upon Key Customers - The company has numerous end customers, many of which chose to purchase StarTrak products from two primary OEM refrigerator equipment suppliers. StarTrak is the only vendor currently providing the two OEMs with tracking and monitoring products for the refrigerated or Reefer segment of the transport industry. Additionally, the company delivered product and provided subscription services under a contract with a major customer that amounted to 13.1% and 41% of segment revenue for fiscal years ended 2008 and 2007, respectively.

         Backlog Orders - The Company operates using order contracts that it considers to be firm and non-cancelable. Under this method, the Company had unfulfilled contracts as of June 30, 2008 and 2007 of approximately $8 and $9 million, respectively.

         Research & Development - The Company estimates it spent approximately $250,000 and $300,000 in research and development expenditures, recorded as selling, general and administrative expense, in fiscal years 2008 and 2007, respectively.

COMPUTER DATA STORAGE SEGMENT

         The Company's Computer Data Storage segment reporting for fiscal 2008 and 2007 represents the operations of Excel/Meridian Data, Inc. ("Excel"). During fiscal 2007, the Company sold Arraid, a Phoenix, Arizona-based manufacturer of legacy computer data storage products, leaving Excel, a Dallas, Texas-based provider of data storage networking products and services, as the only unit comprising the Computer Data Storage Segment. Arraid's results of operations for fiscal year 2007 are reported in the current financial Form 10-KSB as discontinued operations.

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

         Raw Materials - During both fiscal years 2008 and 2007, two suppliers accounted for more than 10% of material and parts purchases. One supplier accounted for 34% and 37.6%, respectively, and a second supplier accounted for 32.4% and 17.2% of those purchases, respectively. The Company anticipates continued concentration of vendor purchases; however, additional suppliers are available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

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

         Employees - As of June 30, 2008, the Company's computer data storage business employed sixteen full-time employees, compared to twenty full-time employees as of June 30, 2007.

         Seasonality of Business - Computer data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases can be significantly affected by budget restraints and economic conditions.

         Dependence Upon Key Customers - During fiscal year 2008 one customer accounted for 10.5% of revenues and during fiscal year 2007 one customer accounted for 17.4% of revenues.

         Backlog Orders - The Company operates using customer purchase orders that in some cases may not be considered firm and non-cancelable. Methods of defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

         Research & Development - The Company estimates it spent approximately $150,000 in research and development expenditures, recorded as selling, general and administrative expense, for both fiscal years 2008 and 2007.

ITEM 1A.  RISK FACTORS

An investment in Alanco involves a high degree of risk. In addition to the other information included in this Form 10-KSB, you should carefully consider the following risk factors in determining whether or not to purchase shares of Alanco Class A Common Stock. These matters should be considered in conjunction with the other information included or incorporated by reference in this filing. This Form 10-KSB contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of our management, directors or officers primarily with respect to our future operating performance. Prospective purchasers of our securities are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information set out below, identifies important factors that could cause such differences. See "Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995."

We may not be able to reach the sales goals anticipated from the StarTrak Systems acquisition. We acquired the operations of StarTrak Systems, LLC ("StarTrak") effective June 30, 2006. StarTrak is a leading provider of wireless tracking and subscription data services to the transportation industry, with a focus upon the refrigerated or "Reefer" segment of the transport industry. StarTrak provides wireless (including GPS, cellular and radio) tracking, monitoring and control services to this market. We are anticipating significant revenue growth from sales of StarTrak products in the transportation market. We do not have experience in the transportation market, and there is no certainty that we will be able to capture the required market share for StarTrak to achieve its anticipated financial success. The StarTrak system is currently being marketed to the transportation market as a tool to increase efficiency and reduce costs of the refrigerated supply chain by wireless monitoring and control of critical Reefer data, including GPS location, cargo temperatures and Reefer fuel levels. Although StarTrak is the dominant provider for tracking, management and control services of the refrigeration transport market and is currently the only tracking system, to the best of our knowledge, which is able to provide direct interaction with the customer allowing for remote adjustments of variables controlled by the unit, there are other tracking/monitoring systems being marketed to the refrigerated transport industry. There is no certainty that the transportation industry will adopt this technology broadly enough for us to reach our marketing projections.

The loss of key StarTrak personnel would have a negative impact on our StarTrak business and technology development. Our StarTrak technology is reliant on key personnel who developed and understand the technology. We have short-term contracts with some key personnel, but have no assurance that such personnel will remain with the Company on a long-term basis. The loss of the services of those key technology personnel could have an adverse effect on the business, operating results and financial condition of our company.

We may continue to experience lower than anticipated sales in our TSI PRISM division. We acquired the business and assets of Technology Systems International, Inc. ("TSI") effective June 2002, creating the Company's RFID

Technology segment. During fiscal 2005, we changed the name of Technology Systems International, Inc. to Alanco/TSI PRISM, Inc. ("ATSI"). We had anticipated significant revenue growth from sales of the TSI PRISM tracking system in the corrections market in prior years which was not realized. We continue to anticipate future significant revenue growth from sales of the TSI PRISM tracking system; however, there is no certainty that we will be able to capture the required market share for ATSI to achieve its anticipated financial success. The TSI PRISM system is currently being marketed to the corrections market as a prison and jail management tool and officer safety system. Although there are other inmate and officer monitoring systems being marketed to the corrections industry, the TSI PRISM system is currently the only system, to the best of our knowledge, which is able to continuously (every two seconds) monitor the location of both officers and prisoners, both inside and outside of buildings. There is no certainty that the corrections industry will adopt this technology broadly enough for us to reach our marketing projections.

The loss of key ATSI personnel would have a negative impact on our ATSI business and technology development. Our TSI PRISM technology is reliant on key personnel who developed and understand the technology. We have no employment contracts with any of our ATSI personnel. The loss of the services of those key technology personnel could have an adverse effect on the business, operating results and financial condition of our company, and our ability to continue to develop products economically and competitively.

We could incur financial losses as a result of the continuing litigation with respect to our acquisition of ATSI. We have been sued concerning our acquisition of ATSI. We recently entered into a Settlement Agreement pursuant to which the value of the TSI assets acquired and the value of the consideration we gave for such assets will be determined by an independent third-party appraiser. If we paid less than 85% of the value of the assets, we will have to pay the difference to the TSI bankruptcy estate. See Legal Proceedings for a discussion of a legal suit filed in connection with our acquisition of the operations of TSI.

We are subject to the budget constraints of the governmental agencies purchasing TSI PRISM systems, which could result in a significant decrease in our anticipated revenues. We cannot assure you that the governmental agencies we anticipate purchasing our TSI PRISM systems will have the necessary revenue to purchase the systems even though they may want to do so. The funds available to governmental agencies are subject to various economic and political influences. Even though the TSI PRISM system may be recommended for purchase by corrections facility managers, the governmental agency responsible for the facility may not have sufficient budget resources to purchase the system.

Worsening general economic conditions may negatively affect our potential customers' ability and willingness to purchase the products sold by our Company. Both our RFID Technology and our Data Storage segment rely on a strong economy to support technology spending by our customers. Our Data Storage segment sells network attached storage systems to mid-sized network users. Previous deterioration in general economic conditions resulted in reduced spending by our customers for technology in general, including the products sold by us. We have the ability to reduce overhead to assist in offsetting our reduced sales volume; however, if the economic conditions were to deteriorate, we could experience a material adverse impact on our business, operating results, and financial conditions. See previous section discussing the budget constraints of our government customers. As some governmental funding is supplied by sales tax and income tax revenues, a reduction in economic activity reduces governmental revenues and the monies that can be budgeted for TSI PRISM systems.

Acts of domestic terrorism and war have impacted general economic conditions and may impact the industry and our ability to operate profitably. On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. On October 7, 2001, the United States launched military actions on Afghanistan, and in 2003 launched military attacks on Iraq with ongoing operations in both areas. As a result of those terrorist acts and military actions, there has been a disruption in general economic activity and a diversion of governmental funding to those endeavors that would otherwise have been available for the purchase of products and systems such as those sold by the Company. There may be other consequences resulting from those acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate. These terrorist acts and acts of war may continue to impact the economy, and in turn, reduce the demand for our products and services, which would harm our ability to make a profit. Also, as federal dollars are redirected to military efforts, they may not be available for the purchase of new federal prison monitoring systems from our ATSI subsidiary.

The Company may not have sufficient capital to meet its liquidity needs if we are not able to carry out our fiscal year 2009 operating plan; Uncertainty of proceeds and additional financing. The Company incurred significant losses during fiscal year 2007 and fiscal year 2008 and has experienced significant losses in prior years. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, we believe that, based on our fiscal 2009 operating plan, cash flow will be adequate to meet our anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on our indebtedness. We will need to materially reduce expenses, or raise additional funds through public or private debt or equity financing, or both, if the revenue and cash flow elements of our 2009 operating plan are not met. If we need to seek additional financing to meet working capital requirements, there can be no assurance that additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our business, operating results, financial condition and ability to continue operations will be materially adversely affected.

If we raise additional funds through the sale of stock, our existing Alanco shareholders will experience dilution and may be subject to newly issued senior securities. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of Class A Common Stock.

Our StarTrak and ATSI intellectual property protection may not be sufficient to maintain the value of such property rights. Our primary business strategy is to develop the StarTrak and ATSI business opportunities. The long-term success of this strategy depends in part upon the StarTrak and ATSI intellectual property acquired. Although we are not currently aware of any conflicting technology rights, third parties may hold United States or foreign patents which may be asserted in the future against the StarTrak and ATSI technology, and there is no assurance that any license that might be required under such patents could be obtained on commercially reasonable terms, or otherwise. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Our efforts to prohibit others from infringing upon our StarTrak and ATSI intellectual property may not be adequate. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, there can be no assurance that we will be successful in doing so or that the steps taken by us in this regard will be adequate to deter infringement, misuse, misappropriation or independent third-party development of our technology or intellectual property rights or to prevent an unauthorized third party from copying or otherwise obtaining and using our products or technology. Litigation may also become necessary to defend or enforce our proprietary rights. Any of such events could have a negative impact on our competitive position in the markets we serve.

The loss of key corporate or subsidiary executives would have a negative effect on our Company. Our performance is substantially dependent on the services and performance of our executive officers and key employees. The loss of the services of any of our executive officers or key employees could have a material adverse effect on our business, operating results and financial condition due to their extensive industry specific knowledge and comprehensive operating plans for the Company. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. With the exception of the two most senior StarTrak executives, none of our executive officers are bound by an employment agreement, and none are covered by key-man insurance.

Additional competitors to StarTrak may arise that could affect the future projected StarTrak business. Although StarTrak currently is the dominant provider of tracking, management and control services of refrigeration transport Reefer units, it can be expected that if, and to the extent that, the demand for the StarTrak technology increases, the number of competitors will likely increase. Increasing competition could adversely affect the amount of new business we are able to attract, the rates we are able to charge for our services and/or products, or both.

Additional competitors to the TSI PRISM business may arise that could affect the future projected TSI PRISM business. Although early in the market development cycle, the TSI PRISM business/technology has no current, identified direct competitors capable of the same performance levels as the TSI PRISM system. There are other companies attempting to introduce area location and monitoring technologies in the correctional facilities market who offer area or zone detection systems that are not capable of providing continuous real-time tracking at this time. However, it can be expected that if, and to the extent that, the demand for the ATSI technology increases, the number of competitors will likely increase, as will their capabilities. Increasing competition could adversely affect the amount of new business we are able to attract, the rates we are able to charge for our services and/or products, or both.

We may lack the capital for our Excel Meridian Data subsidiary to compete effectively in the data storage market. Because we are significantly smaller than many of our competitors in the data storage business, we may lack the capital required to increase our market share. We operate in a very competitive environment, competing against numerous other companies, many of whom have greater financial resources and market position than we do.

We may not be able to maintain our NASDAQ Listing if we are unable to keep our stock price above the minimum $1.00 bid price per share. Our Class A Common Stock currently trades on the NASDAQ Capital Market under the symbol "ALAN." However, there can be no assurance that an active trading market in our Class A Common Stock will be available at any particular future time.

In August, 2005, we received notification from NASDAQ indicating that due to the failure of the Company to maintain the minimum $1.00 bid price per share requirement, the Company's securities were subject to delisting from NASDAQ. In accordance with Marketplace Rule 4310(c) (8) (D), the Company had 180 days, or until January 31, 2006, to comply with the Rule. The minimum bid price requirement was not met by the date specified, and again in accordance with Marketplace Rule 4310(c), NASDAQ officials determined the Company met the NASDAQ Capital Market initial listing criteria except for the bid price requirement and notified the Company that it had been granted an additional 180 calendar days (until July 31, 2006) to meet the $1.00 minimum bid price requirement. In August, 2006, we received notification from NASDAQ indicating that we had not regained compliance with the minimum $1.00 bid price per share requirement and that the Company's securities would be delisted. We elected to appeal the NASDAQ Staff delisting determination and an oral hearing before the NASDAQ Listing Qualifications Panel ("Panel") was held on September 14, 2006, with representatives from the Company present. Effective October 16, 2006, the Company's Board of Directors elected to effect a 2:5 reverse stock split pursuant to approval of a proposal authorizing a reverse split obtained from the shareholders at the Company's Annual Meeting of Shareholders held on January 20, 2006. The Company's stock began trading on a post-split adjusted basis under the interim trading symbol "ALAND" on October 16, 2006 for a period of 20 trading days, after which the Company's trading symbol returned to "ALAN." The Company's stock has traded above the $1.00 minimum bid price since the reverse stock split was effected. On November 2, 2006, the Company received a letter from NASDAQ indicating that the Company had remedied its minimum bid price deficiency and had regained compliance with the continued listing requirements of The NASDAQ Capital Market. There can be no assurance that the Company's stock will continue to trade above the minimum NASDAQ $1.00 per share bid requirement, and the Company may again in the future be notified that delisting may occur.

The Company does not anticipate payment of dividends. We do not anticipate that we will pay cash dividends on our Class A Common Stock in the foreseeable future. The payment of dividends by us will depend on our earnings, financial condition, and such other factors, as our Board of Directors may consider relevant. We currently plan to retain earnings to provide for the development of our business.

Our articles of incorporation and Arizona law may have the effect of making it more expensive or more difficult for a third party to acquire, or to acquire control of, us. Our articles of incorporation make it possible for our Board of Directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of us. Arizona law prohibits a publicly held Arizona corporation from engaging in certain business combinations with certain persons, who acquire our securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner. This provision has the effect of discouraging transactions not approved by our Board of Directors as required by the statute which may discourage third parties from attempting to acquire us or to acquire control of us even if the attempt would result in a premium over market price for the shares of common stock held by our stockholders.

Certain provisions in our Alanco shareholder rights plan may discourage a takeover attempt. We have implemented a shareholder rights plan which could make an unsolicited takeover of our company more difficult. As a result, shareholders holding a controlling block of shares may be deprived of the opportunity to sell their shares to potential acquirers at a premium over prevailing market prices. This potential inability to obtain a premium could reduce the market price of our common stock.

The market price of Alanco Class A Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

   o   progress of our products through development and marketing;

   o announcements of technological innovations or new products by us or our competitors;

   o government regulatory action affecting our products or competitors' products in both the United States and foreign countries;

   o   developments or disputes concerning patent or proprietary rights;

   o   actual or anticipated fluctuations in our operating results;

   o   the loss of key management or technical personnel;

   o   the loss of major customers or suppliers;

   o   the outcome of any future litigation;

   o   changes in our financial estimates by securities analysts;

   o general market conditions for emerging growth and technology companies;

   o   broad market fluctuations;

   o   recovery from natural disasters; and

   o   economic conditions in the United States or abroad.

Future sales of Alanco Class A Common Stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, the availability of the shares covered by S-3 registration statements for sale, or of common stock by our existing stockholders under Rule 144, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

ITEM 2. PROPERTIES

         The Company's corporate office and the ATSI operation are located in an approximate 9,300 square foot leased facility in Scottsdale, Arizona. The current lease expires July 31, 2010.

         Excel/Meridian Data, Inc. entered into an office/manufacturing space lease during fiscal year 2001 for 11,328 square feet in Carrollton, Texas. The five-year lease, scheduled to expire on March 15, 2006 was extended through April 2009.

         StarTrak Systems, LLC, is currently occupying an approximately 5,000 square foot office/manufacturing facility in Morris Plains, New Jersey, under a lease that expired on September 30, 2007. The lease was extended on a month to month basis to allow StarTrak to finalize the terms on a new lease for approximately 12,000 square feet of office/manufacturing space located near its current facility in Morris Plains, New Jersey. StarTrak is scheduled to move to the new location in October 2008.

ITEM 3. LEGAL PROCEEDINGS

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

         TSIN is currently in Chapter 7 bankruptcy. The parties to the lawsuit have entered into a Settlement Agreement, which was attached as an exhibit to Form 8-K filed on September 21, 2007. In place of the litigation, which has been dismissed with prejudice, the Settlement Agreement provides for a valuation procedure, conducted by an independent third party valuation expert, to value
(i) the assets transferred by TSIN to Alanco in connection with the Acquisition Agreement ("Business Value"), and (ii) the consideration paid by Alanco to TSIN ("Consideration Value"). If the appraiser determines that the Consideration Value is within 15% of the Business Value, neither party shall be entitled to any damages or claims. If the Consideration Value is less than 85% of the Business Value, Alanco shall pay to the TSIN's bankruptcy estate the full difference in the values, plus interest thereon, plus the sum of $300,000 for attorneys' fees incurred by TSIN in prosecuting the various related litigation matters. Alanco's payment may be made, at Alanco's option, in cash or by an equivalent market value of additional Alanco Class A Common Stock (subject to certain conditions set forth in the Settlement Agreement). If the Consideration Value is greater than 115% of the Business Value, TSIN shall immediately pay Alanco the sum of $300,000 for Alanco's attorneys' fees and costs incurred in connection with the various litigation matters. The Settlement Agreement was approved by the bankruptcy court following a hearing for the same on September 19, 2007, and the parties have undertaken the appraisal process. The Company anticipates that the final appraisal report will be issued and the matter entirely resolved in the near future.

         Arraid Litigation

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

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2008 there was no such litigation pending deemed material by the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Shareholders during the fourth quarter of fiscal year ended June 30, 2008.

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

                                 Fiscal 2008                 Fiscal 2007
                          -------------------------   -------------------------
    Quarter Ended             High         Low            High         Low
-----------------------   -------------------------   -------------------------
     September 30            $2.60        $1.47          $1.90        $1.15
     December 31             $2.26        $1.28          $1.79        $1.12
       March 31              $1.61        $0.85          $2.57        $1.28
       June 30               $1.70        $0.86          $4.14        $2.02

         As of June 30, 2008 and 2007 Alanco had approximately 1,000 holders of record of its Class A Common Stock. This does not include beneficial owners holding shares in street name.

         The Company issued a total of 11,204,600 shares of its Class A Common Stock during fiscal year ended June 30, 2008. Of those shares, 7,889,200 shares were issued for the conversion of 6,574,300 Series A Preferred Shares to Common Shares, 2,453,900 were issued in connection with August 2007 private offerings of units consisting of one share of Class A Common Stock and 800,000 shares were issued to convert $1,000,000 of debt to equity. Of the remaining shares, 10,000 were issued in connection with the exercise of employee stock options, 41,500 shares were issued to outside vendors as payment for services rendered, 10,000 shares were issued for loan fees.

         During the fiscal year ended June 30, 2007, the Company issued 4,961,600 shares of its Class A Common Stock, including 669,900 shares issued in connection with exercise of employee stock options and warrants, 275,700 issued for services, 736,000 issued pursuant to a private offering and 3,280,000 were additional shares issued related to the StarTrak acquisition.

         Alanco has paid no Common Stock cash dividends and has no current plans to do so. During fiscal years ended June 30, 2008 and 2007, holders of Series A Convertible Preferred Stock received "paid-in-kind" dividends of 1,389,000, including a special dividend offered as incentive for holders to convert the Series A Preferred Shares to Common Shares and 396,900 shares, respectively. Holders of Series B Convertible Preferred Stock received "paid-in-kind" dividends during fiscal years ended June 30, 2008 and 2007 of 8,500 shares and 7,800 shares, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and receivables, estimated fair value of stock based compensation, warranty reserves and impairment of long-lived and intangible assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         These policies include, but are not limited to, revenue recognition, the carrying value of goodwill and other intangible assets, estimates related to the valuation of inventory and receivables, and the ultimate resolution of the current litigation with TSIN and Arraid L.L.C. that is more fully discussed in
Item 3, Legal Proceedings.

Results of Operations

         In accordance with accounting principles generally accepted in the United States of America, the Company is reporting consolidated revenues for fiscal years ended June 30, 2008 and 2007 from its Computer Data Storage segment, RFID Technology segment and Wireless Asset Management segment.

The following table is a summary of the results of operations and other financial information by major segment:

                                        Wireless
                                          Asset          RFID          Data
                                       Management     Technology      Storage      Corporate       Total
                                     --------------   ------------  -----------   -----------   -----------
Fiscal year 2008
Sales                                $  11,838,900  $   1,639,400  $  3,732,700  $          -  $ 17,211,000
  Cost of Goods Sold                     8,319,800      1,408,100     2,734,500             -    12,462,400
                                       ------------   ------------  ------------  ------------  ------------
Gross Profit                             3,519,100        231,300       998,200             -     4,748,600
  Selling, General & Administrative      6,301,600      2,183,200     1,455,200     1,422,900    11,362,900
                                       ------------   ------------  ------------  ------------  ------------
Operating Loss                       $  (2,782,500) $  (1,951,900) $   (457,000) $ (1,422,900) $ (6,614,300)
                                       ============   ============  ============  ===========   ===========
Gross Margin                                 29.7%          14.1%         26.7%                       27.6%
                                       ============   ============  ============                ===========

Accounts Receivable, net             $   1,783,700  $     910,600  $     78,700  $     17,600  $  2,790,600
                                       ============   ============  ============  ============  ============
Inventory, net                       $   2,024,100  $   1,963,500  $    803,300  $          -  $  4,790,900
                                       ============   ============  ============  ============  ============
Total Assets                         $  18,701,600  $   8,117,100  $  1,403,600  $    874,600  $ 29,096,900
                                       ============   ============  ============  ============  ============
Capital Expenditures                 $     145,600  $      15,500  $      7,800  $      1,000  $    169,900
                                       ============   ============  ============  ============  ============
Research & Development               $     250,000  $     400,000  $    150,000  $          -  $    800,000
                                       ============   ============  ============  ============  ============
Depreciation & Amortization          $     455,600  $     170,900  $     26,700  $      1,000  $    654,200
                                       ============   ============  ============  ============  ============

Fiscal year 2007
Sales                                $  12,976,600  $   1,065,500  $  4,432,000  $          -  $ 18,474,100
  Cost of Goods Sold                     8,505,900        735,700     3,360,000             -    12,601,600
                                       ------------   ------------  ------------  ------------  ------------
Gross Profit                             4,470,700        329,800     1,072,000             -     5,872,500
  Selling, General & Administrative      5,192,200      2,314,600     1,504,600     1,310,800    10,322,200
                                       ------------   ------------  ------------  ------------  ------------
Operating Loss                       $    (721,500) $  (1,984,800) $   (432,600) $ (1,310,800) $ (4,449,700)
                                       ============   ============  ============  ============  ============
Gross Margin                                 34.5%          31.0%         24.2%                       31.8%
                                       ============   ============  ============                ============

Accounts Receivable, net             $   1,561,300  $     342,400  $    327,300  $     17,600  $  2,248,600
                                       ============   ============  ============  ============  ============
Inventory, net                       $   1,669,400  $   1,279,100  $    859,600  $          -  $  3,808,100
                                       ============   ============  ============  ============  ============
Total Assets                         $  17,870,900  $   7,247,400  $  1,560,300  $  1,253,300  $ 27,931,900
                                       ============   ============  ============  ============  ============
Capital Expenditures                 $      64,000  $     103,100  $     38,800  $          -  $    205,900
                                       ============   ============  ============  ============  ============
Research & Development               $     300,000  $     300,000  $    150,000  $          -  $    750,000
                                       ============   ============  ============  ============  ============
Depreciation & Amortization          $     644,100  $     303,400  $     23,600  $      2,700  $    973,800
                                       ============   ============  ============  ============  ============

Sales
         Consolidated net sales for fiscal year 2008 were $17,211,000, a 6.8% decrease when compared to $18,474,100 reported for fiscal year 2007. The decrease in sales resulted from decreases in sales for both the Data Storage and Wireless Asset Management segments offset by an increase in sales for the RFID Technology segment. Sales for the fourth quarter of fiscal year 2008 amounted to $4,720,300, a 42% increase when compared to $3,325,300 reported for the comparable quarter of the prior fiscal year.

         The Company's Wireless Asset Management segment incurred a sales decrease of $1,137,700, or 8.8%, when compared to the prior year due to a major contract with one customer that accounted for sales of approximately $5.3 million in fiscal year 2007 and only $1.5 million of sales in the current fiscal year. Excluding the major customer sales for both fiscal years 2008 and 2007, sales for the Wireless Asset Management segment increased by approximately 35%. In addition, delays in new product introductions targeted at the refrigerated truck/trailer market contributed to the Wireless Asset Management segment sales decrease. Although revenues on a quarter to quarter comparison may fluctuate, management believes that increases in hardware sales and monitoring revenues will be achieved in fiscal year ended June 30, 2009 through new product introductions and increased market penetration.

         Sales for the RFID Technology segment increased by $573,900, or 53.9%, when compared to the prior fiscal year. The improvement in the RFID Technology segment sales reflects momentum in customer acceptance of the TSI PRSIM tracking and monitoring technology and reflects the completion of the long sales cycles required for customers to understand the advantages of the TSI PRISM technology and then secure budget approval for an acquisition This sales improvement has been achieved while maintaining the pricing structure it has utilized over the past few years. As further evidence of improved market penetration by the TSI PRISM technology, the RFID Technology segment had a backlog at June 30, 2008 in excess of $5 million, or more than three times the total sales recorded in fiscal year 2008. While fiscal year 2008 revenue has increased over 2007, it remains at an unacceptable level that must be significantly increased for the segment to become a viable business. The Company believes that additional revenues for this segment will be recognized as the tracking and monitoring technology becomes the accepted method for modern prison management effectiveness. The Company believes the lack of significant sales progress for the RFID Technology segment to date is due to an extraordinarily complex and lengthy bureaucratic procurement process that, in some cases, takes several years to complete. The sales process for the TSI PRISM products is protracted because it generally involves four separate phases: 1) product presentation to a state director of corrections, 2) obtaining the state director of correction's agreement to position the product among the top priorities of his budget, 3) competing with other state projects for funding and 4) publishing the RFP (request for proposal) and awarding the contract. RFID segment customers are currently at various phases in the procurement process, and we believe that TSI PRISM sales will increase significantly in fiscal year 2009 as the funding phase is completed and contracts are awarded.

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

         The Company's Data Storage segment reported a decrease in sales of $699,300, or 15.8%. The Data Storage segment sales for both periods reflect only those revenues for Excel/Meridian Data, the Company's remaining business in this segment. As a result of adoption of SAB 108 during the quarter ended March 31, 2007, the Company recorded an adjustment to increase deferred revenue relative to extended warranty sales. The Company had previously recognized a portion of its extended warranty revenue in the period of sale, as opposed to over the term of the warranty coverage. The one-time adjustment, representing the cumulative effect, decreased net sales in fiscal year 2007 by approximately $150,000. Without the adjustment, the Data Storage segment fiscal 2007 sales would have been approximately $4,582,000, which, when comparing the current year fiscal year revenues, would reflect a decrease of approximately $850,000, or 18.6%. The decrease in Data Storage segment revenue resulted from a trend towards lower priced storage products, government redirecting military defense expenditures from computer system support to the war effort, reduced demand for storage products as a result of a weak economy and a general reduction in selling prices of data storage. In fiscal year 2007, the Data Storage segment recorded an unusually large sale ($945,000) that was not duplicated in the current period.

Gross Profit

         The Company's gross profit for fiscal year 2008 was $4,748,600 (27.6% of sales), a decrease of $1,123,900 or 19.1%, when compared to $5,872,500 (31.8% of sales) for the prior year. The reduction in gross margin resulted primarily from reductions in sales and reduced gross margin in both the Wireless Asset Management and RFID Technology segments. Changes in fiscal year 2008 gross profit and gross margins compared to fiscal year 2007 for each of the Company's business segments are more fully discussed below.

         Gross profits for the Wireless Asset Management segment decreased to $3,519,100 (29.7% of sales), a decrease of $951,600 or 21.3% compared to
$4,470,700 (34.5% of sales) in gross profit reported for fiscal year ended June 30, 2007. The reduction in gross profit resulted from lower unit sales compared to the prior year, lower margins on the new hardware sales, additional costs required to convert customers from control channel to GSM products, and one time inventory obsolescence reserve adjustments of approximately $342,000 incurred due to the changeover to the new RT6000 product line.

         The RFID Technology segment reported a $98,500, or 29.9%, decrease in gross profit to $231,300 from the $329,800 reported for the prior fiscal year. The decrease resulted primarily from the Company's strategic decision to install a system at a low margin that provided a significant opportunity test certain design concepts with an objective of developing a lower cost RFID system designed for a new market and not due to other changes in pricing strategy. We believe that reported gross margin for fiscal years 2008 and 2007 are not reflective of the gross margin percentage anticipated under higher sales levels.

         The Data Storage segment reported fiscal year 2008 gross profits of $998,200, a decrease of $73,800, or 6.9%, compared to $1,072,000 reported for the prior year. Gross margin for fiscal year 2008 for the Data Storage segment was 26.7%, compared to 24.2% reported in the prior year. The reduction in gross profit resulted from reported sales decreases offset somewhat by an increase in margin. The gross margin increase resulted from changes in product mix and is not deemed to be a trend. The Data Storage segment is continually reselling new technology products and integrating those products to meet customer expectations. This constant product evolution results in continuous changes in product offerings and consequently gross margins.

Selling, General & Administrative Expense

         Fiscal year 2008 Selling, general and administrative expense for the Company's business segments, excluding Corporate expenses, increased $928,600, or 10.3%, to $9,940,000, compared to $9,011,400 reported for fiscal year ended June 30, 2007. The Wireless Asset Management segment accounted for the entire increase, increasing Selling, general and administrative expenses to $6,301,600, an increase of $1,109,400, or 21.4%, compared to $5,192,200 reported in the prior year. The increase in the Wireless Asset Management segment was due to increased legal expense (see StarTrak Systems Litigation in Note 11 of Notes to Consolidated Financial Statements), increased warranty cost due to a defective product which has been rectified, additional sales expenses, additional IT expenditures required to upgrade the data services network and additional costs to complete product development necessary to commercialize its new product line targeted at the truck/trailer market. The Wireless Asset Management segment increase was offset by decreases of $49,400, or 3.3%, in the Data Storage segment and decreases of $131,400, or 5.7%, in the RFID Technology segment as a result of cost controls implemented during the year. Corporate administrative expenses increased by $112,100, or 8.6%, compared to the prior year primarily due to an insurance settlement of approximately $300,000 that reduced legal fees in fiscal year 2007. Excluding the insurance settlement, Corporate expense decreased by approximately $188,000, primarily due to legal expenses.

Operating Loss

         The operating loss for fiscal year ended June 30, 2008 was ($6,614,300), a ($2,164,600), or 48.6%, increase when compared to the operating loss for the prior fiscal year of ($4,449,700). The increase in operating loss resulted primarily from increased operating losses in the Company's Wireless Asset Management segment who increased operating losses by ($2,061,000), reporting an operating loss of ($2,782,500) in fiscal year 2008 compared to ($721,500) in the prior fiscal year. The Data Storage segment also reported an increase in operating loss to ($457,000), an increase of ($24,400) from the ($432,600) reported in the prior fiscal year. The RFID Technology segment reported a slight reduction in operating loss to ($1,951,900), a 1.7% reduction compared to ($1,984,800) reported in the fiscal year ended June 30, 2007.

Loss From Continuing Operations

         The loss from continuing operations for the fiscal year ended June 30, 2008 was ($7,309,100), a $2,193,500 or 42.9%, increase when compared to a loss of ($5,115,600) for the prior fiscal year. The increase in loss from continuing operations included $2,164,600 in increased operating loss explained above and an increase of $33,100 in net interest expense, offset slightly by a ($4,200) increase in other income. Fiscal year 2008 interest expense, net of interest income, was $792,900, compared to net interest expense of $759,800 for the previous year. The increase in net interest expense reflects increased average borrowing offset by reductions in interest rates under the Company's line of credit and loan agreements. Other income for the current fiscal year was $98,100 compared to $93,900 for fiscal year ended June 30, 2007. The current and prior years other income resulted primarily from gains on sale of "assets held for sale."

EBITDA

         The Company believes that (loss) earnings before net interest income, income taxes, depreciation and amortization of intangible assets (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with GAAP, or as a measure of our performance or liquidity. EBITDA for Alanco's fiscal year 2008 represents a loss of ($5,862,000) compared to a loss of ($3,382,000) for the same period of the prior year. EBITDA before stock-based compensation was ($5,439,000) compared to ($3,208,200) reported in the prior period. Reconciliation between EBITDA and Loss From Continuing Operations is presented below:

             EBITA RECONCILIATION TO LOSS FROM CONTINUING OPERATIONS

                                              Fiscal Years Ended
                                         June 30, 2008   June 30, 2007
                                         -------------   -------------
EBITDA before Stock-based compensation   $ (5,439,000)   $ (3,208,200)

    Stock-based compensation                 (423,000)       (173,800)
                                         -------------   -------------

EBITDA                                   $ (5,862,000)   $ (3,382,000)

    Net interest expense                     (792,900)       (759,800)
    Depreciation and amortization            (654,200)       (973,800)
                                         -------------   -------------

LOSS FROM CONTINUING OPERATIONS          $ (7,309,100)   $ (5,115,600)
                                         =============   =============

Dividends

         Preferred Stock dividends paid in-kind for the year ended June 30, 2008 for both Series A and Series B Convertible Preferred Stock amounted to $2,432,900, a significant increase compared to Preferred Stock dividends of $672,900 for the prior year. In addition to normal dividend increases, the increase resulted primarily from the current fiscal year expense reflecting three regular semi-annual dividends compared to two dividends recorded in the prior fiscal year, the special imputed Series A Preferred Stock dividend recorded during the quarter ended March 31, 2008 of $264,000 related to the beneficial conversion feature calculated based upon the implied value of warrants issued in the Series A Preferred Stock Offering and the recording of a special 10% "in-kind" Series A Preferred Stock dividend valued at $896,400, associated with the conversion of all Series A into Class A Common Stock at June 30, 2008. See Note 12 - Shareholders' Equity for additional discussion of Preferred Stock transactions.

Net Loss Attributable to Common Stockholders

         Consolidated net loss attributable to Common stockholders for fiscal year ended June 30, 2008 was ($9,748,600), or ($.42) per share, an increase of 66% when compared to a net loss attributable to Common stockholders of ($5,871,700), or ($.34) per share, for the prior year.

         Net cash used in operating activities for the fiscal year ended June 30, 2008 was ($6,619,200) compared with net cash used in operating activities for the prior fiscal year of ($7,080,700). The decrease of $461,500, or 6.5%, resulted primarily from a decrease in customer advances, an increase in accounts payable, an increase in billings in excess of costs and estimated earnings on uncompleted contracts, offset by an increase in loss from operations. See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flow.

         Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

         The Company's current assets exceeded current liabilities by $759,300 at June 30, 2008, representing a current ratio of 1.1 to 1. That was a significant improvement when compared to June 30, 2007 when the Company's current liabilities exceeded current assets by $248,300, resulting in negative working capital and a current ratio of .97 to 1.

         Consolidated accounts receivable at June 30, 2008 of $2,790,600, fifty-nine days' sales in receivables, reflects an increase of $542,000, or 24.1%, compared to the $2,248,600, forty-four days' sales in receivables, reported at the end of fiscal year 2007. The increase in days' sales was reported in both the Wireless Asset Management and the RFID segments.

         The Wireless Asset Management segment reported an Accounts Receivable balance at June 30, 2008 of $1,783,700, or 63.9% of the current fiscal year end consolidated balance, compared to 69.4% of the consolidated balance at the prior fiscal year end. The $1,783,700 June 30, 2008 balance for the Wireless Asset Management segment represented fifty-five days' sales compared to an accounts receivable balance at June 30, 2007 of $1,561,300, representing forty-four days' sales. The increase in days' sales resulted from an increase in sales in the last month of the fourth quarter compared to the prior year.

         Receivables for the Data Storage segment decreased by $248,600, or 76%, and RFID Technology segment increased by $568,200, or 166%. The Data Storage segment accounts receivable balance at June 30, 2008 of $78,700 represented eight days' sales in receivables compared to $327,300, or twenty-seven days, at fiscal year end 2007. Days' sales in receivables for the Data Storage segment may be significantly affected by the percentage of credit card sales in a particular period versus a comparable period and therefore a change in days' sales in receivables is not considered a trend towards faster or slower receivable collection. Days' sales for the RFID Technology segment, two hundred and three days at June 30, 2008 and one hundred and seventeen days at June 30, 2007, are distorted due to a number of significant projects in process at June 30, 2008 compared to the end of the prior fiscal year and the lack of significant reported system sales for both fiscal years ended 2008 and 2007.

         Consolidated inventories at June 30, 2008 amounted to $4,790,900 compared to $3,808,100 at the end of the prior fiscal year, an increase of $982,800, or 25.8%. $684,300, or 69.6% of the current year increase was reported by the RFID Technology segment, reporting inventories of $1,963,500 at June 30, 2008, an increase of $684,400, or 53.5%, from $1,279,100 at fiscal year end 2007. The increase in inventories was due to additional inventory required for new projects in the installation phase. A significant portion of the RFID Technology segment inventory was sold in the first quarter of fiscal year 2009. Due to low sales levels reported for both fiscal 2008 and 2007, turnover ratios are not considered significant. The Data Storage segment accounted for $803,300, or 16.8% of the consolidated inventory values, representing an inventory turn of
3.4 compared to 3.9 at June 30, 2007. The Wireless Asset Management segment inventory accounted for $2,024,100, or 42.2% of the consolidated balances, representing an inventory turn of 4.1 compared to 5.1 for the prior year. The Wireless Asset Management segment inventory levels increased due to new product introductions targeted at the refrigerated truck/trailer market. The Data Storage segment inventories decreased slightly and the Wireless Asset Management segment inventories increased in line with anticipated sales growth.

         Net cash used in investing activities during the current year was ($90,500), compared to net cash provided from investing activities of $576,000, a decrease of $666,500, from the previous year. The current year decrease was due primarily to cash from sale of assets held for sale at June 30, 2007 of $747,400.

         Net cash provided by financing activities during fiscal year ended June 30, 2008 amounted to $6,820,800, compared to $5,965,000 for the prior year. Significant items for the current year include $5,090,900 in net proceeds from the sale of Common Stock, $2,733,600 in net proceeds from the sale of Preferred Stock, reduced by net repayment on borrowing of $997,100. Significant items for fiscal year 2007 include $3,112,400 in net proceeds from the sale of Common Stock and $2,852,600 in net new borrowing (primarily the $4 million term loan offset by debt repayment).

         The Company had a $2,000,000 line of credit balance under a $2 million line of credit agreement with a private trust that was last amended, prior to June 30, 2008, effective February 26, 2008. The secured line of credit is based upon accounts receivable and inventory values, and is secured by substantially all assets of the Company. The line of credit has an interest rate of prime plus 3% (8.0% at June 30, 2008). Under the amended line of credit agreement, the Company must maintain a balance due under the line of at least $1.5 million through June 2009. Due to the minimum borrowing requirement and the July 2010 expiration, the balance due is presented at June 30, 2008 and 2007 as notes payable, long term. See Note 7 - Line of Credit and Notes Payable to the consolidated financial statements for additional discussion on the line of credit agreement.

         Considering the Company's working capital position at year end and the projected cash requirements to fund operations, management estimates that the year end cash balance of $726,900 would have been adequate to meet cash requirements for approximately a three-month period. Subsequent to year end, the Company completed additional financings of approximately $2.5 million as explained in Note 16 - Subsequent Events to the consolidated financial statements.

         Although management cannot assure that future operations will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, operating projections and the additional capital raised subsequent to June 30, 2008 may provide adequate capital resources to maintain operations for the next year. If additional working capital is required during fiscal 2009 and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company's independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2008.

Product and Environmental Contingencies

         The Company is not aware of any material liabilities, either product or environmental related.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements.

                          Index to Financial Statements
                                                                        Page

Report of Independent Registered Public Accounting Firm . . . . . . . . .19
Consolidated Balance Sheets As of June 30, 2008 and 2007. . . . . . . . .20
Consolidated Statements of Operations For the Years Ended
     June 30, 2008 and 2007 . . . . . . . . . . . . . . . . . . . . . . .21
Consolidated Statement of Changes in Shareholders'
     Equity and Preferred Stock
     For the Years Ended June 30, 2008 and 2007 . . . . . . . . . . . . .22
Consolidated Statements of Cash Flows
     For the Years Ended June 30, 2008 and 2007 . . . . . . . . . . . . .23
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity and preferred stock, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2008 and 2007 and the results of its operations, changes in shareholders' equity and preferred stock, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, anticipates additional losses in the next year, and has insufficient working capital as of June 30, 2008 to fund the anticipated losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
September 28, 2008

                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,

ASSETS                                                   2008           2007
                                                    -------------  -------------
CURRENT ASSETS
   Cash and cash equivalents                        $    726,900   $    615,800
   Accounts receivable, net                            2,790,600      2,248,600
   Notes receivable                                       29,600         29,600
   Inventories, net                                    4,790,900      3,808,100
   Costs and estimated earnings in excess
      of billings on uncompleted contracts                     -        122,000
   Prepaid expenses and other current assets             333,600        382,800
                                                    -------------  -------------
         Total current assets                          8,671,600      7,206,900
                                                    -------------  -------------

PROPERTY, PLANT AND EQUIPMENT, NET                       269,600        250,700
                                                    -------------  -------------
OTHER ASSETS
   Goodwill, net                                      17,931,700     17,931,700
   Other intangible assets, net                        1,564,100      2,066,200
   Other assets                                          659,900        476,400
                                                    -------------  -------------
         Total other assets                           20,155,700     20,474,300
                                                    -------------  -------------
TOTAL ASSETS                                        $ 29,096,900   $ 27,931,900
                                                    =============  =============

LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses            $  4,638,000   $  4,085,400
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                  667,900              -
   Notes payable, current                              1,794,500      2,485,900
   Customer advances                                      53,300              -
   Deferred revenue, current                             758,600        883,900
                                                    -------------  -------------
         Total current liabilities                     7,912,300      7,455,200

LONG TERM LIABILITIES
   Notes payable, long term                            3,508,400      4,814,100
   Deferred revenue, long term                           140,900        149,100
                                                    -------------  -------------
TOTAL LIABILITIES                                     11,561,600     12,418,400
                                                    -------------  -------------
   Preferred Stock - Series B Convertible -
      500,000 shares authorized, 91,300 and 82,800
         issued and outstanding, respectively            900,500        815,000
                                                    -------------  -------------

SHAREHOLDERS' EQUITY
   Preferred Stock
      Preferred Stock - Series A - 5,000,000
         shares authorized, 3,759,800 outstanding
         at 6-30-07                                            -      4,930,100
      Preferred Stock - Series D - 500,000
         shares authorized, 100,000 outstanding
         at 6-30-08                                      997,100              -
   Common Stock
      Class A - 75,000,000 shares authorized,
         31,427,700 and 20,223,100 shares, net
         of 200,000 treasury shares outstanding
         at a cost of $375,100, respectively         103,213,000     87,595,100
      Class B - 25,000,000 shares authorized
         and 0 shares outstanding                              -              -

   Accumulated deficit                               (87,575,300)   (77,826,700)
                                                    -------------  -------------
      Total shareholders' equity                      16,634,800     14,698,500
                                                    -------------  -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 29,096,900   $ 27,931,900
                                                    =============  =============

         See accompanying notes to the consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,

                                                     2008           2007
                                                -------------  -------------
NET SALES                                       $ 17,211,000   $ 18,474,100

  Cost of goods sold                              12,462,400     12,601,600
                                                -------------  -------------

GROSS PROFIT                                       4,748,600      5,872,500

  Selling, general and administrative expenses    10,314,900      9,188,900
  Amortization of stock-based compensation           423,000        173,800
  Depreciation and amortization                      625,000        959,500
                                                -------------  -------------
OPERATING LOSS                                    (6,614,300)    (4,449,700)

OTHER INCOME & EXPENSES
  Interest expense, net                             (792,900)      (759,800)
  Other income, net                                   98,100         93,900
                                                -------------  -------------

LOSS FROM CONTINUING OPERATIONS                   (7,309,100)    (5,115,600)

LOSS FROM DISCONTINUED OPERATIONS                         -         (83,200)

  Preferred stock dividend - in kind              (2,432,900)      (672,900)
  Series D preferred stock dividend - cash            (6,600)            -
                                                -------------  -------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $ (9,748,600)  $ (5,871,700)
                                                =============  =============

NET LOSS PER SHARE - BASIC AND DILUTED
  Continuing operations                         $      (0.32)  $      (0.30)
                                                =============  =============
  Discontinued operations                              (0.00)         (0.00)
                                                =============  =============
  Preferred stock dividends                            (0.11)         (0.04)
                                                =============  =============
  Net loss attributable to common stockholders         (0.42)         (0.34)
                                                =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        22,995,800     17,286,500
                                                =============  =============

         See accompanying notes to the consolidated financial statements

                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY & PREFERRED STOCK
                                         FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

                                         COMMON STOCK              PREFERRED STOCK     PREFERRED STOCK
                                   NET OF TREASURY SHARES (1)         SERIES A             SERIES D        ACCUMULATED
                                    SHARES          AMOUNT       SHARES      AMOUNT    SHARES    AMOUNT      DEFICIT       TOTAL
                                   -------------------------- ------------------------ ------------------- ------------- -----------
Balances, June 30, 2006             15,261,500  $ 78,470,200   3,122,900  $ 3,925,200      -   $     -    $(71,955,000) $10,440,400

Options, warrants exercised            669,900     1,216,600         -            -        -         -             -      1,216,600
Shares issued for services               8,900        17,500         -            -        -         -             -         17,500
Shares & warrants issued for
   loan fees                           210,000       408,300         -            -        -         -             -        408,300
Private Offerings, Net                 736,000     1,519,900     240,000      409,500      -         -             -      1,929,400
Additional shares issued
   StarTrak Acq.                     3,280,000     5,715,400         -            -        -         -             -      5,715,400
Conversion of note payable to
   equity                               56,800       107,000         -            -        -         -             -        107,000
Value of stock based compensation          -         173,800         -            -        -         -             -        173,800
Preferred Dividend, Series A,
   paid in kind                            -             -       396,900      595,400      -         -        (595,400)         -
Preferred Dividend, Series B,
   paid in kind                            -             -           -            -        -         -         (77,500)     (77,500)
NASDAQ listing of additional
   shares                                  -         (33,600)        -            -        -         -             -        (33,600)
Net loss                                   -             -           -            -        -         -      (5,198,800)  (5,198,800)
                                   ------------ ------------- ----------- ------------ ------- ---------- ------------- ------------
Balances, June 30, 2007             20,223,100  $ 87,595,100   3,759,800  $ 4,930,100      -   $     -    $(77,826,700) $14,698,500

Options exercised                       10,000         9,200         -            -        -         -             -          9,200
Shares issued for services              41,500        69,200         -            -        -         -             -         69,200
Shares & warrants issued for
   loan fees                            10,000        20,800         -            -        -         -             -         20,800
Private Offerings, Net               2,453,900     5,123,700   1,425,500    1,736,500  100,000   997,100           -      7,857,300
Special Dividend related to
   conversion                              -             -       597,600      896,400      -                  (896,400)         -
Conversion of note payable to
   equity                              800,000     1,000,000         -            -        -         -             -      1,000,000
Value of stock based compensation          -         423,000         -            -        -         -             -        423,000
Value of imputed Series A
   Preferred Stock Div.                    -         264,000         -            -        -         -        (264,000)         -
Conversion of Series A Preferred
   Stock                             7,889,200     8,750,000  (6,574,300)  (8,750,000)     -         -             -            -
Preferred Dividend, Series A,
   paid in kind                            -             -       791,400    1,187,000      -         -      (1,187,000)         -
Preferred Dividend, Series B,
   paid in kind                            -             -           -            -        -         -         (85,500)     (85,500)
Preferred Dividends, Series D,
   cash                                    -             -           -            -        -         -          (6,600)      (6,600)
NASDAQ listing of additional
   shares                                  -         (42,000)        -            -        -         -             -        (42,000)
Net loss                                   -             -           -            -        -         -      (7,309,100)  (7,309,100)
                                   ------------ ------------- ----------- ------------ ------- ---------- ------------- ------------
Balances, June 30, 2008              31,427,700  $103,213,000         -    $       -    100,000 $ 997,100  $(87,575,300) $16,634,800
                                   ============ ============= =========== ============ ======= ========== ============= ============

                         (1) Net of 200,000 shares of treasury stock valued at $375,100 for all periods.

                                See accompanying notes to the consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,

                                                     2008           2007
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations               $(7,309,100)   $(5,115,600)
   Adjustments to reconcile net income to net
   Cash used in operating activities:
      Depreciation and amortization                  654,200        973,800
      Gain on sale - data storage assets                   -        (17,500)
      Stock and warrants issued for services          69,200         17,500
      Stock-based compensation                       423,000        173,800
      Income from assets held for sale               (80,500)       (67,600)
      (Loss) income from discontinued operations           -        (83,200)
      Loss on disposal of asset                            -          1,600
   Changes in operating assets and liabilities:
      Accounts receivable, net                      (542,000)      (777,200)
      Inventories, net                              (982,800)      (710,700)
      Prepaid expenses and other current assets       49,200          3,600
      Accounts payable and accrued expenses          552,600       (887,700)
      Deferred revenue                              (133,500)       787,900
      Costs and estimated earnings in excess
         of billings on uncompleted contracts        122,000              -
       Billings in excess of costs and estimated
         earnings on uncompleted contracts           667,900       (165,500)
      Customer advances                               53,300     (1,001,100)
      Other assets                                  (162,700)      (212,800)
                                                 -------------  ------------
   Net cash used in continuing operations         (6,619,200)    (7,080,700)
                                                 -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash from assets held for sale -Fry Guy        80,500         95,800
   Net cash from assets held for sale - Arraid             -        747,400
   Net cash forfeited in sale                              -         (2,600)
   Collection of note receivable                           -          2,000
   Purchase of property, plant and equipment        (169,900)      (205,900)
   Goodwill, acquisition                                   -        (56,600)
   Patent renewal and other                           (1,100)        (4,100)
                                                 ------------   ------------
   Net cash provided by (used in) investing
      activities                                     (90,500)       576,000
                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) advances on line of credit       500,000       (500,000)
   Advances on borrowings                                  -      4,090,000
   Repayment on borrowings                        (1,497,100)      (737,400)
   Net proceeds from sale of preferred stock       2,733,600              -
   Series D preferred stock - cash dividends          (6,600)             -
   Net proceeds from sale of common stock          5,090,900      3,112,400
                                                 ------------   ------------
   Net cash provided by financing activities       6,820,800      5,965,000
                                                 ------------   ------------

NET INCREASE (DECREASE) IN CASH                      111,100       (539,700)

CASH AND CASH EQUIVALENTS, beginning of period       615,800      1,155,500
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS, end of period         $   726,900    $   615,800
                                                 ============   ============

      See accompanying notes to the consolidated financial statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,

                                                     2008           2007
                                                 ------------   ------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Net cash paid during the period for interest     $   568,500    $   480,200
                                                 ============   ============
Non-cash activities:
   Value of stock & warrants issued for
     services and prepayments                    $    69,200    $    17,500
                                                 ============   ============
   Value of shares issued - StarTrak Deferred
     Stock Payment                               $         -    $ 5,715,400
                                                 ============   ============
   Value of stock and warrants issued for
     loan fees                                   $    20,800    $   408,300
                                                 ============   ============
   Conversion of notes payable to equity         $ 1,000,000    $   107,000
                                                 ============   ============
   Series A preferred stock dividend,
     paid in kind                                $ 2,083,400    $   595,400
                                                 ============   ============
   Series B preferred stock dividend,
     paid in kind                                $    85,500    $    77,500
                                                 ============   ============

      See accompanying notes in the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

       Alanco Technologies, Inc. and subsidiaries' (the "Company") business operations for the past several years have emphasized a plan to strategically position the Company as a provider of information technology specializing in tracking and monitoring. The Company initiated its strategic direction in fiscal year 2002 when it acquired wireless tracking RFID (Radio Frequency Identification) technology designed to be used in the corrections market, through its acquisition of the operations of Technology Systems International, Inc., a Nevada corporation ("TSIN"). The Company expanded its footprint in wireless tracking and data services into wireless asset management for the refrigerated or "Reefer" market through the acquisition, effective June 30, 2006, of StarTrak Systems, LLC, a Delaware corporation, ("StarTrak"), a provider of GPS tracking and wireless data services for the Reefer segment of the transport industry.

       In fiscal years 2008 and 2007, the Company had continued operations in the RFID Technology, Computer Data Storage and Wireless Asset Management business segments. The StarTrak acquisition, effective June 30, 2006, created the Wireless Asset Management segment.

       Principles of Consolidation - The consolidated financial statements for the year ended June 30, 2008 include the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco/TSI PRISM, Inc., Excel, Fry Guy Inc. and StarTrak Systems, LLC (collectively, the "Company"). The consolidated financial statements for the prior fiscal year also included Arraid, Inc. reported as discontinued operations. All subsidiaries are Arizona corporations, except Fry Guy Inc., which is a Nevada corporation and StarTrak Systems, LLC, which is a Delaware LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Reclassifications - Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

       Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $109,700 and $102,200 at June 30, 2008 and 2007, respectively. The Company does not typically accrue interest or fees on past due amounts.

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

       Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or with regards to long term notes payable based on borrowing rates currently available to the Company for loans with similar terms and maturities.

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

       The Company elected to adopt the provisions of SFAS No. 142 as of July 1, 2001, and at that time identified its reporting units (components) to be two separate units (Arraid and Excel), which made up the Company's Data Storage segment until September 2006 when Arraid was sold. Currently Excel represents the Company's Data Storage segment. In May of 2002 the Company added its ATSI unit (the RFID Technology segment) and, effective June 30, 2006, it added its StarTrak unit (the Wireless Asset Management segment). Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to June 30, 2001 ceased, and intangible assets acquired prior to June 30, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS No. 141 were reclassified to goodwill. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional goodwill impairment assessment. The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with the carrying amount. The Company determines the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to the reporting units. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third-party market value indicators to the reporting unit's projected earnings before interest, taxes, depreciation and amortization. The Company completed its impairment tests with no adjustment to the carrying value of its goodwill as of June 30, 2008.

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

       The following is a summary of Goodwill, net:

                                      RFID         Data
                                    Technology   Storage     StarTrak        Total
                                   -----------  ---------  ------------  ------------

Balance as of June 30, 2006        $ 5,076,700  $ 279,600  $ 12,518,800  $ 17,875,100
 Goodwill additions related to
 acquisitions for fiscal year 2007   -               -           56,600        56,600
                                   -----------  ---------  ------------  ------------
Balance as of June 30, 2007 & 2008 $ 5,076,700  $ 279,600  $ 12,575,400  $ 17,931,700
                                   ===========  =========  ============  ============


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

       Other intangible assets consist of the following:

                           Amortization     Gross                    Net Other
                              Period      Carrying    Accumulated    Intangible
                            (in years)      Value    Amortization     Assets
                           ------------ ------------ ------------- ------------
Other Intangible Assets
 Patents license               3        $    55,900  $    (52,600) $      3,300
 Manufacturing license         6            500,000      (423,600)       76,400
 Technology and software
    development               5-6         1,842,000      (807,000)    1,035,000
 Customer base and backlog  Various       1,300,000      (400,000)      900,000
 Technology license            5             90,000       (38,500)       51,500
                                        ------------ ------------- ------------
As of June 30, 2007                     $ 3,787,900  $ (1,721,700) $  2,066,200
                                        ============ ============= ============

 Patents license               3        $    57,000  $    (54,200) $      2,800
 Manufacturing license         6            500,000      (500,000)            -
 Technology and software
    development               5-6         1,842,000    (1,014,000)      828,000
 Customer base and backlog  Various       1,300,000      (600,000)      700,000
 Technology license            5             90,000       (56,700)       33,300
                                        ------------ ------------- ------------
As of June 30, 2008                     $ 3,789,000  $ (2,224,900) $  1,564,100
                                        ============ ============= ============

       The amortization expenses for aggregate other intangible assets for the fiscal years ended June 30, 2008 and 2007 were $503,200 and $819,000, respectively.

       The following table summarizes the estimated amortization charges related to the other intangible assets as of June 30, 2008:

                          June 30,         Amount
                         ---------      -----------
                           2009         $   426,800
                           2010             351,200
                           2011             347,100
                           2012             332,000
                           2013             107,000
                                        -----------
                                        $ 1,564,100
                                        ===========
       Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

       The Company makes significant assumptions concerning the realizability of its goodwill and other intangible assets, warranty reserves, percentage of completion method of accounting, allowances for inventory and receivables, realization of deferred tax assets, and investments. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

       Impairment of Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. No impairment charge was recorded during fiscal years ended June 30, 2008 or 2007.

       Revenue Recognition - The Company sells various products and services including a tracking and monitoring system for monitoring inmates and staff in prisons and county jails, monitoring/data transmission products and data services focused at the refrigerated or "Reefer" segment of the transport industry and data storage networking products. In addition, the Company provides extended warranty/maintenance contracts that in some cases include on site support. The Company sells products and services through its direct sales force as well as independent resellers.

       The Company recognizes revenue, net of anticipated returns, at the time products are shipped to customers, or at the time service is provided. Deferred revenue relates primarily to extended warranty/maintenance contracts and is recognized when the service is provided. Revenues for products and services are generally recognized when all of the following have been met:

        o Persuasive evidence of an arrangement exists;
        o Delivery, which is typically FOB shipping point or when the service has been performed;
        o The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and
        o Collectability is probable.

       Revenues from maintenance and data services are recognized ratably over the term of the maintenance or data services contract period. Data services and maintenance agreements are typically stated separately in an agreement. We have classified the value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months as a non-current liability.

       Our arrangements with customers and resellers do not include any rights of return or price protection nor do arrangements with resellers include any acceptance provisions. The Company provides customers with a standard one year warranty included in the price of the product. Payment terms are typically due within 30 days of invoice date for product or service.

       Revenues from material long-term contracts that extend over a reporting period are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized by applying the ratio of costs incurred to date to the estimated total contract costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

       Loss Per Share - The loss per share ("EPS") is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2008 and 2007, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). Stock options representing 6,673,000 shares of Class A Common Stock were outstanding at year-end with exercise prices ranging between $.92 and $5.00. The weighted average exercise price for all outstanding options was $2.00. Stock warrants representing 5,331,900 Class A Common Shares were outstanding at year-end with exercise prices ranging between $1.25 and $5.00. The weighted average exercise price was $2.15. In addition, $500,000 of the outstanding balance under the line of credit agreement is convertible into Class A Common Shares of the Company at a price of $1.50 per share.

       At June 30, 2008, there were no shares of Series A Convertible Preferred Stock and 91,300 shares of Series B Convertible Preferred Stock outstanding. The Series B Convertible Preferred shares are convertible into Class A Common shares at a ratio of 5.2 shares of common stock for each share of Series B Preferred. If the preferred shares had been converted into common shares at June 30, 2008 there would have been an additional 474,800 Class A Common shares outstanding.

       Stock Options Plans - The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the fiscal years ended June 30, 2008 and 2007 include compensation expense for all stock-based compensation awards granted during the year, or granted prior to, but not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after June 30, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

       The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

        o Expected term was determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available.

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

       Upon surrender of their stock certificates, shareholders received cash in lieu of the fractional shares to which they would otherwise be entitled. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the loss per share for all periods presented to reflect the reverse stock split.

       Concentrations of Credit Risks and Significant Vendors and Customers - The Company sells products and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

       All three business segments of the Company utilize various domestic suppliers for purchases of materials and parts used to manufacture its products. During fiscal year ended June 30, 2008, due to the advantage of volume manufacturing, one supplier for the RFID Technology segment accounted for approximately 78% compared to 50% in the year ended June 30, 2007. Two domestic suppliers for the Wireless Asset Management segment accounted for approximately 27% and 24% of those purchases in fiscal year 2008 and one supplier accounted for 42% in the prior fiscal year. Two suppliers in the Data Storage segment accounted for more than 10% of material and parts purchases in both fiscal 2008 and 2007. The two suppliers accounted for 32% and 34% of purchases in fiscal year 2008 compared to 38% and 17% in the prior fiscal year.

       The Company anticipates that due to the advantages of volume manufacturing, a concentration of vendor purchases may occur in all business segments; however, additional suppliers are readily available at competitive pricing levels.

       One Data Storage customer accounted for 10.5% and 17.4% of that segment's sales in fiscal years 2008 and 2007, respectively. In the RFID Technology segment, five customers accounted for more than 10% of the segment's fiscal year 2008 revenues with the largest accounting for 23.8% of revenues. Four state governments accounted for substantially all of the RFID Technology segment's revenues for fiscal year 2007. Three customers accounted for more than 10% of the Wireless Asset Management's fiscal 2008 segment sales with the largest accounting for approximately 24%. One customer accounted for 41% of segment sales in the Wireless Asset Management segment in fiscal 2007. Sales concentrations in all three business segments are the result of large contracts received during the year. Sales concentrations may continue; however, large contract customers generally change from year to year.

       At June 30, 2008, the largest accounts receivable balance was in the RFID Technology segment and accounted for 18.4% of consolidated receivables (56.3% of the RFID Technology segment receivables). The only other receivable balance exceeding 10% of the consolidated receivables was in the Wireless Asset Management segment and accounted for 10.9% (23.9% of the Wireless Asset Management segment's accounts receivable balance). At June 30, 2007, three customers each accounted for more than 10% of the consolidated receivables with the largest accounting for 23.3% of consolidated accounts receivables.

       The Company invests its excess cash in short term bank investments that in some cases exceeds the maximum FDIC insurance amount. The Company in the future may elect to increase the number of accounts and the number of banks to keep the balances within the insurable amount.

       Segment Information - SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company had identified RFID Technology, Wireless Asset Management and Data Storage as the three operating segments of the Company for fiscal years 2008 and 2007. See Note 14 for further information related to the Company's operating segments.

       Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (FASB) issued a standard that addresses accounting for income taxes: FIN 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying an audit sustainability standard of "more likely than not" related to the recognition and de-recognition of tax positions. The new guidance was effective for the Company in fiscal year 2008 without a material effect on our consolidated financial statements.

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

       In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

       In March 2008, the FASB issued SFAS 161 "Disclosure about Derivative Instruments in Hedging Activities". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of the SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this Statement on our consolidated financial statements, but we do not expect SFAS 161 to have a material effect.

       In May 2008, the FASB issued SFAS 162 "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 addresses the principles used in the preparation of financial statements that are presented in conformity with GAAP. FAS 162 concludes that the GAAP hierarchy should reside in the accounting literature established by FASB thereby directing accounting principles directly to the entity and not to the auditors as has been done in the past with GAAP literature. The provisions of SFAS 162 became effective 60 days following SEC's approval. The company believes that SFAS 162 will have no effect on its consolidated financial statements.

2. STOCK-BASED COMPENSATION

       The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company. The plans require that options be granted at a price not less than market on date of grant.

       The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:
                                                     Awards Prior to
                                                       July 1, 2006
                                                     ---------------
             Dividend yield                                 0%
             Expected volatility                         27%-80%
             Weighted-average volatility                  43.1%
             Risk-free interest rate                    3%-4 1/2%
             Expected life of options (in years)           5-10
             Weighted average grant-date fair value       $0.61

       Assumptions for awards of options granted during the years ended June 30, 2008 and 2007 were:
                                                   Awards Granted Years Ended
                                                  June 30, 2007  June 30, 2008
                                                  -------------  -------------
             Dividend yield                             0%               0%
             Expected volatility                       80%              62%
             Weighted-average volatility               80%              62%
             Risk-free interest rate                  4 1/2%             4%
             Expected life of options (in years)    3.2 - 3.4            5
             Weighted average grant-date Black
               Scholes calculated fair value          $0.67           $0.66

       The following table summarizes the Company's stock option activity during fiscal year 2008:

                                                         Weighted Average
                                        Weighted Average    Remaining       Aggregate   Aggregate
                           Number of     Exercise Price    Contractual         Fair     Intrinsic
                             Shares        Per Share         Term (1)         Value      Value(2)
                           -----------  ---------------- ---------------- ------------ -----------

Outstanding July 1, 2007    5,543,800        $1.97            4.95        $ 3,496,100  $      -
  Granted                   1,293,000        $2.16            4.26            854,900         -
  Exercised                   (10,000)       $0.92             -               (6,300)        -
  Forfeited or expired       (153,800)       $2.36             -              (96,900)
                           ----------- ----------------- ---------------- ------------ -----------
Outstanding June 30, 2008   6,673,000        $2.00            4.10        $ 4,247,800  $   229,000
                           =========== ================= ================ ============ ===========
Exercisable June 30, 2008   4,896,600        $2.00            4.08        $ 2,987,500  $   224,100

 (1) Remaining contractual term presented in years.
 (2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of June 30, 2008, for those awards that have an exercise price currently below the closing price as of June 30, 2008 of $1.40.

       As of June 30, 2008, total compensation costs related to non-vested awards not yet recognized amount to approximately $1.1 million and are expected to be recognized as follows: fiscal year 2009 - $425,000; fiscal year 2010 - $425,000; fiscal year 2011 - $250,000.

3.     LIQUIDITY AND GOING CONCERN

       The Company incurred significant losses and negative cash flows from operations during fiscal year ended June 30, 2008 and in prior fiscal years, and anticipates additional losses and negative cash flows in early fiscal year 2009. These factors, as well as the uncertain conditions that the Company faces regarding its ability to secure significant contracts for the TSI PRISM installations and StarTrak products, creates an uncertainty about the Company's ability to finance its operations and remain a going concern. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, management believes cash balances at June 30, 2008 of approximately $726,900 and the raising of approximately $2.5 million of additional equity capital and $500,000 increase in the Company's line of credit subsequent to the end of fiscal 2008 will provide adequate capital resources to maintain the Company's net cash requirements for the next year. However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.     NOTES RECEIVABLE

       At June 30, 2008 and 2007, Notes Receivables consisted of a note receivable related to advances made to TSIN in fiscal year 2005 to assist the newly elected TSIN board of directors in obtaining legal representation. The new board required legal representation since the previous board was attempting to stop the new board from assuming their responsibilities. The notes incur interest at 9% and are due on demand. During fiscal 2006, the Company received payments on the notes of approximately $50,000. At June 30, 2007, the TSIN Board of Directors had filed for reimbursement from TSIN under the Directors indemnification provisions of the Articles of Incorporation, Bylaws of TSIN and corporate laws of the State of Nevada. The new board is awaiting payment so the funds received can be used to repay the notes. Although significant delays have occurred, the Company is monitoring the obligation and expects the balance to be collected during fiscal 2009.

5.     INVENTORIES

       Inventories consist of the following at June 30:

                                                   2008         2007
                                               ------------ ------------
            Raw materials and purchased parts  $ 5,163,400  $ 4,160,400
            Work-in-progress                             -        6,400
            Finished goods                         359,800       70,900
                                               ------------ ------------
                                                 5,523,200    4,237,700
            Less reserves for obsolescence        (732,300)    (429,600)
                                               ------------ ------------
                                               $ 4,790,900  $ 3,808,100
                                               ============ ============

6.     PROPERTY, PLANT AND EQUIPMENT

       Property, Plant and Equipment consist of the following at June 30:

                                               2008        2007
                                           -----------  -----------
            Machinery and equipment        $  330,600   $ 263,500
            Furniture and office equipment    665,400     608,000
            Marketing site equipment           50,000      50,000
            Leasehold improvement              33,900       9,700
                                           -----------  ----------
                                            1,079,900     931,200
            Less accumulated depreciation    (810,300)   (680,500)
                                           -----------  ----------
            Net book value                 $  269,600   $ 250,700
                                           ===========  ==========

       Related depreciation expense for the years ended June 30, 2008 and 2007, was $151,000 and $154,700, respectively.

7.     LINE OF CREDIT AND NOTES PAYABLE

       At June 30, 2008, the Company has a $2,000,000 outstanding balance, presented as Notes payable - long-term, under a $2.0 million Line of Credit Agreement ("Agreement"), present in the table below as "Notes Payable - Trust". The Agreement is with a private trust, initially entered into in June 2002, for an initial credit line of $1.3 million secured by substantially all of the assets of the Company. The Agreement has been amended various times since June 2002 with the last amendment prior to June 30, 2008, effective February 26, 2008. Under the amended agreement, which expires on July 1, 2010, the Company must maintain a minimum outstanding balance under the line of $1.5 million and pay interest on the outstanding balance at a rate of prime plus 3% (8% at June 30, 2008). Under the Agreement, the lender has the unilateral right to reduce the line of credit under Agreement to $2.0 million, at which time the minimum outstanding balance under the Agreement reduces from $1.5 million to $1.0 million. In addition, $500,000 of the outstanding balance is convertible into Class A Common Shares of the Company. Interest payments made under the Agreement amount to $170,500 and $186,500 in fiscal years ended June 30, 2008 and 2007, respectively. See
       Note 16 - Subsequent Events for a discussion of an increase in credit line that occurred subsequent to June 30, 2008.

       Notes payable at June 30, 2008 and 2007 consist of the following:

                                              2008            2007
                                         -------------  -------------
Contingent notes payable - TSI           $    314,100   $    314,100
Notes payable - Trust                       2,000,000      1,500,000
Notes payable - StarTrak Acquisition          461,200      1,485,900
Notes payable - Comvest Capital             2,527,600      4,000,000
                                         -------------  -------------
      Notes payable                         5,302,900      7,300,000
         Less current portion              (1,794,500)    (2,485,900)
                                         -------------  -------------
Notes payable - long term                $  3,508,400   $  4,814,100
                                         =============  =============

       Contingent notes payable - TSI represent payables assumed as an obligation under the TSI acquisition agreement. The balance at June 30, 2008 and 2007 is payable to TSIN upon ATSI achieving a net profit of $1 million in any twelve-month period ending on June 30th. The Contingent notes payable - TSI balance of $314,100 at June 30, 2008 and 2007 reflects a reduction of approximately $10,500 for costs incurred and paid by the Company that had been indemnified by TSIN in the acquisition agreement.

       Notes payable - StarTrak Acquisition represent the balance of notes assumed in the acquisition. At June 30, 2007 the balance includes a $1.5 million non-interest bearing note payable to Tenix Holding, Inc. (a prior investor in StarTrak) due December 31, 2007 that had been discounted (at an effective interest rate of 6%) to $1,455,000 due to the non-interest bearing nature of the note, and $30,900 of notes due on demand that bear interest at 7%. In February 2008, $1.0 million of the Tenix Holding, Inc. note was converted to equity via the issuance of 800,000 shares of the Company's Class A Common Stock and the payment of $50,000, which is considered as additional interest expense. The $500,000 balance of the Tenix note was transferred to a new note requiring monthly payments of $20,000, commencing May 1, 2008 and continuing through November 2008 with the $360,000 remaining balance payable on December 1, 2008. At June 30, 2008, $460,000 of the Notes Payable - StarTrak acquisition was under the Tenix note.

       The Company completed a $4 million term loan financing on September 28, 2006 with ComVest Capital LLC. Provisions under the four-year loan included interest only payments for the first year with the loan balance amortized over the remaining three-year period. The agreement has been amended various times since September 2006 with the last material amendment prior to June 30, 2008 effective in December 2007. That amendment reduced the prepayment requirements and delayed the monthly installment payments in the event the Company raised additional capital. The monthly installment payments were delayed until June 1, 2008 when a principal payment of $23,447 was due followed in July 2008 with principal payments of $111,111 due monthly until the balance is paid in full. The amended loan bears interest at prime plus two and one-half percent per annum (7.5% at June 30, 2008), matures in May 2010 and is secured by all of the Company assets. During fiscal year 2008 the Company paid $338,700 in interest to Comvest under the agreement. See Note 16 - Subsequent Events for a discussion of an amendment to the term loan financing line that occurred subsequent to June 30, 2008.

       Future minimum non-contingent payments as of June 30, 2008 are as follows:

                  June 30,         Payment
                -----------     ------------
                  2009          $  1,794,500
                  2010             3,194,300
                                ------------
                                $  4,988,800
                                ============

8.     CONTRACTS IN PROGRESS

       The Company had three uncompleted contracts in progress at June 30, 2008 and one uncompleted contract in progress at June 30, 2007, within the RFID Technology segment, for the installation of TSI PRISM systems. Billings in excess of costs and estimated earnings at June 30, 2008 and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2007 consist of the following:

                                                   June 30, 2008  June 30, 2007
                                                   -------------  -------------
       Costs incurred on uncompleted contracts     $    510,400   $    242,100
       Gross profit earned to date                      138,800        161,900
                                                   -------------  -------------
       Revenues earned to date                          649,200        404,000
       Less: billings to date                        (1,317,100)      (282,000)
                                                   -------------  -------------
       (Billings in excess of costs and estimated
         earnings) and costs and estimated
         earnings in excess of billings            $   (667,900)       122,000
                                                   =============  =============

9.     INCOME TAXES

       A reconciliation of anticipated statutory rates is as follows:

                                                          2008        2007
                                                       ----------  ----------

       Statutory rate                                     34.0%       34.0%
       State income taxes, net of federal income
         tax benefit                                       5.0%        5.0%
       Increase (reduction) in valuation allowance
         related to net operating loss carry-forwards
         and change in temporary differences             -39.0%       39.0%
                                                       ----------  ----------
                                                           0.0%        0.0%
                                                       ==========  ==========

       The components of the net deferred tax asset (liability) recognized as of June 30, 2008 and 2007 are as follows:
                                                    2008           2007
                                                ------------- -------------
       Deferred tax assets (liabilities):
         Net operating loss and capital loss
           carryforwards                        $ 18,000,000  $ 16,526,000
         Property, plant and equipment            (1,000,000)       24,000
         Other permanent timing differences          400,000        26,000
         Less: Valuation allowance                17,400,000)  (16,576,000)
                                                ------------- -------------
         Net deferred tax                       $     --      $     --
                                                ============= =============

       A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits. The valuation allowance reflects a 100% reserve for all years reported above. At June 30, 2008, the Company had net operating loss and capital loss carry-forwards for federal tax purposes of approximately $49,000,000. The loss carry-forwards, unless utilized, will expire from 2009 through 2028.

10.    RELATED PARTY TRANSACTIONS

       At June 30, 2008 and 2007, the Company had a line of credit agreement with a trust controlled by Donald E. Anderson, a member of the Company's Board of Directors. See Note 7 for additional discussion of the line of credit agreement.

       During the first quarter of fiscal 2007, the Company sold its wholly owned subsidiary, Arraid, Inc., to a trust controlled by Mr. Anderson for cash of approximately $465,400. The transaction was completed in conformance with a fairness opinion letter received by the Company.

       During fiscal year 2008, as more fully described in Note 12, Shareholders' Equity, the Company raised approximately $7.9 million in private offerings to accredited investors, with $1.3 million being attributable to insiders of the Company.

11.    COMMITMENTS AND CONTINGENCIES

       Leases - The Company leases certain facilities under non-cancelable operating lease agreements that expire through fiscal year 2018. Future minimum payments under non-cancelable operating leases at June 30, 2008 for fiscal years ended 2009 through 2013 are as follows:

                          Years Ended     Operating
                           June 30,        Leases
                         -------------   -----------
                            2009         $  410,300
                            2010            364,300
                            2011            201,300
                            2012            189,600
                            2013            191,800
                                         -----------
                                         $1,357,300
                                         ===========

       Future minimum payments for fiscal years 2014 through 2018 amount to $1.1 million. Rent expense related to these operating leases totaled approximately $324,700 and $362,700 for the years ended June 30, 2008 and 2007, respectively.

       Legal Proceedings - The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The Company continues as a party to certain post-litigation procedures relating to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation ("TSIN"), and to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company. The legal proceedings are more fully described below.

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

       TSIN is currently in Chapter 7 bankruptcy. The parties to the lawsuit have entered into a Settlement Agreement, which was attached as an exhibit to Form 8-K filed on September 21, 2007. In place of the litigation, which has been dismissed with prejudice, the Settlement Agreement provides for a valuation procedure, conducted by an independent third party valuation expert, to value (i) the assets transferred by TSIN to Alanco in connection with the Acquisition Agreement ("Business Value"), and (ii) the consideration paid by Alanco to TSIN ("Consideration Value"). If the appraiser determines that the Consideration Value is within 15% of the Business Value, neither party shall be entitled to any damages or claims. If the Consideration Value is less than 85% of the Business Value, Alanco shall pay to the TSIN's bankruptcy estate the full difference in the values, plus interest thereon, plus the sum of $300,000 for attorneys' fees incurred by TSIN in prosecuting the various related litigation matters. Alanco's payment may be made, at Alanco's option, in cash or by an equivalent market value of additional Alanco Class A Common Stock (subject to certain conditions set forth in the Settlement Agreement). If the Consideration Value is greater than 115% of the Business Value, TSIN shall immediately pay Alanco the sum of $300,000 for Alanco's attorneys' fees and costs incurred in connection with the various litigation matters. The Settlement Agreement was approved by the bankruptcy court following a hearing for the same on September 19, 2007, and the parties have undertaken the appraisal process. The Company anticipates that the final appraisal report will be issued and the matter entirely resolved in the near future.

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

       The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2008 there was no such litigation pending deemed material by the Company.

12.    SHAREHOLDERS' EQUITY

       Preferred Shares - In fiscal 2003, the Company allocated 5,000,000 of the 25,000,000 authorized shares of the Company's Preferred Stock to be known as Series A Convertible Preferred Stock ("Series A"). Holders of Series A Preferred Stock are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 12% per annum, paid in kind semi-annually, based upon a per share value of $1.50 for purposes of such dividend payment. Dividends shall accrue and be cumulative from the date of issue. The Company has subsequently completed a number of private transactions with accredited investors resulting in the issuance of Series A Preferred Stock. In that regard, the Company completed, during the quarter ended March 31, 2008, an offering to accredited investors of 1,425,500 Units at a unit price of $1.50, each unit consisting of one share of its Series A Convertible Preferred Stock ("Series A") together with a 5-year warrant to purchase one share of the Company's Class A Common Stock at a price of $1.75 per share. The warrants included a redemption feature that effectively forces the warrant to be exercised in the event the market price of the Company's Common Stock reached $3.50 per share. The Series A Convertible Preferred Stock is convertible into
       1.2 shares of the Company's Class A Common Stock. The Company may redeem the Series A Preferred Shares for $1.50 per share, provided the Common Stock achieves a trading value in excess of $5.00 for twenty consecutive trading days and meets minimum daily trading volume requirements. The Company received $2,107,500, net of expense, from the offering with $1,736,500 attributable to the Series A Preferred Stock and $371,000 attributable to the warrants to purchase common shares and as such recorded in Common Stock.

       The Series A Preferred Stock offering has been recorded giving consideration to the value of the underlying common shares into which the Preferred A is convertible and to a Black Scholes value for the related warrants. The Company allocated the proceeds of the offering based upon related fair values. The Black Scholes method does not consider the effect of the warrant's force conversion feature and no adjustment was made. Based upon the implied value of warrants, utilizing a volatility of 62% based on weekly weighted average changes in the market price and an assumed time to expiration of 912 days, a beneficial conversion feature of $264,000 was determined and is recorded as a special Series A Preferred Stock Dividend. The implied value for the warrants has been credited to Common Stock in fiscal year 2008. The recording of the Series A Preferred Stock beneficial conversion feature under this methodology increases the Net Loss Attributable to Common Shareholders by the amount of the special dividend but has no effect on cash or equity.

       The Company's board of directors elected, during the fourth quarter of fiscal 2008, to provide an incentive to the holders of Series A Preferred Stock to convert their Preferred Shares into Class A Common Shares at the ratio of 1.2 shares of Common Stock for each share of Series A Preferred Stock. As part of that incentive, the board declared a regular Series A Preferred "in-kind" semi-annual dividend (normally scheduled to be declared in July 2008) one month early and declared an additional special 10% "in-kind" dividend to holders of Series A Preferred Stock who converted their holdings into Class A Common Stock of the Company by the end of fiscal year 2008. As a result of that incentive, all Series A Preferred Shares were converted into common shares by June 30, 2008. The additional special 10% dividend issued to Series A Preferred Stock holders as incentive to convert to common stock amounted to 597,600 shares valued at $896,400.

       The Company issued 791,400 shares (excluding the special conversion dividend) and 396,900 shares representing "in kind" dividends to the holders of Series A shares in fiscal 2008 and 2007 respectively, with corresponding values of approximately $1,187,000 and $595,400. 329,400 shares representing fiscal 2008 "in kind" dividends were related to the dividend normally declared in the following fiscal year. At June 30, 2007 there were 3,759,800 shares of Series A Convertible Preferred Stock outstanding. All Series A Preferred Stock had been converted into common shares at June 30, 2008.

       During the quarter ended June 30, 2008, the Company allocated 500,000 of the authorized shares of the Company's Preferred Stock to be known as Series D Preferred Stock ("Series D"). The Series D Preferred Stock has a priority ranking superior to the Common Stock of the Company and all other series of preferred stock, except the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which has a ranking superior to the Series D Preferred Stock, with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company. Holders of Series D are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual cash dividend of 15% per annum, paid quarterly, based upon a per share value of $10.00 for purposes of such dividend payment. The rate increases to 20% in the event the Series D is not redeemed by December 31, 2009. Dividends shall accrue and be cumulative from the date of issue. During the fourth quarter, the Company completed a private offering to accredited investors of the Series D shares at a price of $10.00 per share. The Company issued 100,000 shares under the offering and received $1,000,000 ($997,100 net of expenses). The Series D shares have a stated accumulated dividend rate of 15% of the $10.00 par value and are not convertible into common shares. Each share of Series D Preferred Stock has voting rights equal to 6.67 shares of the Company's Common Stock. 50% (50,000 shares) of the Series D shares issued were purchased by a trust controlled by an insider of the Company.

       In July 2006, The Company completed an offering of 240,000 units consisting of one share of Series A Preferred Stock and a warrant to purchase 1.2 shares of the Company's Class A Common Stock at a strike price of $1.50 per share. The units were sold for $1.71 each and generated $409,500, net of expenses. 180,000 units were purchased by directors and officers of the Company including 60,000 units each purchased by Robert R. Kauffman, director and CEO, Harold S. Carpenter, director, and Donald E. Anderson, director. The remaining 60,000 units were sold to non-related accredited third parties.

       During fiscal 2002, the Company allocated 500,000 of the authorized shares of the Company's Preferred Stock to be known as Series B Convertible Preferred Stock ("Series B"), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share and 200,000 warrants to purchase Common Stock at an exercise price of $2.50 per share for a value received of $500,000 ($487,300 net of related expenses). The Series B Convertible Preferred Stock has priority ranking superior to the Common Stock of the Company and all other series of preferred stock with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company. The preferred shares are each convertible into 5.2 shares of Common Stock and each Series B Preferred Share has voting rights equal to the number of shares of Common Stock into which the Series B is convertible. Holders of shares of the Company's Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind." Dividends on Series B Preferred Shares paid "in-kind" during fiscal 2008 and fiscal 2007 amounted to 8,600 and 7,800 Series B Preferred Shares with values of approximately $85,500 and $77,500, respectively. At June 30, 2008 and 2007, there were 91,300 and 82,800 shares of Series B Convertible Preferred Stock outstanding, respectively.

       The Series A, Series B and Series D Preferred Shares are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances.

       Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of Class A Common Stock (reduced from the previously authorized 100,000,000 shares), each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share. No Class B Common Stock has been issued and none was outstanding at June 30, 2008 and 2007.

       The Company issued during fiscal year 2008 a total of 11,204,600 shares of Class A Common Stock. 7,889,200 shares, valued at $8,750,000, were issued for the conversion of 6,574,300 Series A Preferred Shares to Common Shares. 2,453,900 shares were issued in connection with August 2007 private offerings of units consisting of one share of Class A Common Stock together with a 3-year warrant to purchase .4 shares of the Company's Class A Common Stock at a price of $3.00 per share. The units were priced at $2.00 per unit, resulting in proceeds, net of costs of $172,300, of $4,752,700. In addition, 800,000 shares were issued to convert $1,000,000 of the Tenix notes payable to equity. Of the remaining shares, 10,000 were issued in connection with the exercise of employee stock options resulting in proceeds of $9,200, 41,500 shares, valued at $69,200, were issued to outside vendors as payment for services rendered, and 10,000 shares were issued for loan fees valued at $20,800. Additional increases to common stock resulted from an imputed common stock dividend of $264,000 and warrants to purchase 1,425,500 shares at $1.75 per share, valued at $371,000, related to a private offering of units that consisted of Series A Preferred Stock and warrants and $423,000 related to the value of stock based compensation expensed during the year. Nasdaq listing fees, associated with listing the additional shares in fiscal year 2008, amounted to $42,000.

       The Company's fiscal 2006 annual meeting of shareholders was held on January 30, 2007. Proposals voted upon and approved included Proposal #5
       - "Approval of Issuance of Class A Common Stock as Payment in Lieu of Cash Related to Obligations Incurred in Connection with the Company's Acquisition of StarTrak Systems, LLC," resulting in the Company issuing, in January 2007, 3,280,000 shares of Class A Common Stock in payment of $5,715,400 in "Deferred stock payment, StarTrak" and 56,800 shares issued for payment of $107,000 notes payable acquired in the acquisition. The acquisition of StarTrak Systems, LLC became effective June 30, 2006.

       In addition to the 3,280,000 common shares issued in payment of the "Deferred stock payment" and the 56,800 common shares issued in payment of a note payable (discussed above), the Company issued during fiscal year 2007 a total of 1,624,800 shares of Class A Common Stock. Of those shares, 736,000 were issued in connection with private offerings resulting in proceeds, net of costs, of $1,519,900, 669,900 were issue in connection with the exercise of employee stock options and warrants resulting in proceeds of $1,216,600, 8,900 shares, valued at $17,500, were issued to outside vendors as payment for services rendered and 210,000 shares, valued at $267,200, were issued as financing costs in conjunction with a $4 million term loan. In addition, five-year warrants to purchase 283,500 shares at $1.80 per share (valued at $119,300) were granted in connection with the $4 million term loan and a three-year warrant to purchase 20,000 shares at $2.25 per share (valued at $21,800) was granted in consideration for an amendment to the Company's line of credit agreement. Nasdaq listing fees, associated with listing the additional shares in fiscal year 2007, amounted to $33,600.

       The value of employee stock-based compensation recognized for the year ended June 30, 2008 and 2007 amounted to $423,000 and $173,800, respectively. The Company initiated the expensing of stock-based compensation on July 1, 2006. See Note 1 - Nature of Operations and Significant Accounting Policies and Note 2 - Stock-Based Compensation for additional discussion of the Company's policies related to employee stock-based compensation.

       Warrants - As of June 30, 2008, the Company had 5,331,900 warrants outstanding with a weighted average exercise price of $2.15. The life of the outstanding warrants extends from October 2008 through April 2016. The following is a table of activity related to all warrants.

                                                                 Weighted
                                                 Number of        Average
                                                   Shares      Exercise Price
                                                -----------   ----------------
            WARRANTS OUTSTANDING, June 30, 2006  2,876,700         $ 2.73
                Granted                            591,500           1.67
                Exercised                         (369,900)          2.44
                Canceled/Expired                         -            -
                                                -----------
            WARRANTS OUTSTANDING, June 30, 2007  3,098,300         $ 2.19
                Granted                          2,531,600           2.26
                Exercised                             -               -
                Canceled/Expired                  (298,000)          2.33
                                                -----------
            WARRANTS OUTSTANDING, June 30, 2008  5,331,900         $ 2.15
                                                ===========

       Details relative to the 5,331,900 outstanding warrants at fiscal 2008 year end are outlined below.

                          Outstanding Warrants

              Date           Number      Exercise       Date      Purpose of
            of Grant       of Shares      Price $  of Expiration   Issuance
            ----------     ----------    --------  -------------  ----------
            10/31/2003         20,000      $1.50     10/31/2008       (1)
            4/18/2004         280,000      $5.00     8/2/2009         (2)
            3/22/2005          30,000      $2.25     3/22/2010        (1)
            3/23/2005         200,000      $2.50     3/23/2010        (3)
            6/29/2005         342,000      $2.37     6/29/2010        (4)
            11/16/2005        460,000      $1.25     11/16/2008       (4)
            1/16/2006         308,400      $2.12     1/16/2009        (6)
            4/26/2006         328,000      $1.62     4/25/2016        (7)
            6/2/2006          167,000      $2.12     6/2/2009         (8)
            6/15/2006         173,400      $2.12     6/15/2009        (8)
            7/14/2006          72,000      $1.50     7/14/2011        (9)
            7/14/2006         216,000      $1.50     1/30/2012        (9)
            9/28/2006         283,500      $1.80     9/30/2011       (10)
            6/25/2007          20,000      $2.25     6/25/2010        (1)
            8/6/2007          331,600      $3.00     8/6/2010        (11)
            8/6/2007          300,000      $2.00     8/6/2010        (11)
            8/13/2007         374,500      $3.00     8/13/2010       (11)
            1/18/2008       1,425,500      $1.75     1/18/2013        (9)
                           ----------
Total Warrants Outstanding
at 6/30/2008                5,331,900
                           ==========

 (1)  Issued in consideration for line of credit agreement
 (2)  Issued in connection with April 2004 private offering
 (3)  Issued for outside services rendered
 (4) Issued in consideration for exercise of expiring warrants above market price
 (5)  Issued in connection with August 2005 private offering
 (6)  Issued in connection with January 2006 private offering
 (7)  Issued in connection with April 2006 private offering
 (8)  Issued in connection with June 2006 private offering
 (9)  Issued in connection with sale of Series A Preferred Stock
(10)  Issued in connection with September 2006 term loan financing
(11)  Issued in connection ith August 2007 private offering

       There were no warrants exercised in fiscal 2008. During fiscal 2007, 369,900 were exercised, generating $902,500 for the Company.

       Stock Options - As of June 30, 2008, the Company had a total of 6,673,000 stock options outstanding with a weighted average exercise price of $2.00. Of these options, 4,896,600 are exercisable at 2008 fiscal year end. The tables below, as well as the narrative following, provide further information regarding the Company's stock options.

       The following is a table of activity of all options:
                                                                  Weighted
                                                    Number of     Average
                                                     Shares    Exercise Price
                                                  -----------  --------------
            OPTIONS OUTSTANDING, June 30, 2006     5,721,000      $ 1.98
                Granted                              278,000        1.47
                Exercised                           (300,000)       1.08
                Canceled/Expired                    (155,200)       3.05
                                                  -----------
            OPTIONS OUTSTANDING, June 30, 2007     5,543,800      $ 1.97
                Granted                            1,293,000        2.16
                Exercised                            (10,000)       0.92
                Canceled/Expired                    (153,800)       2.36
                                                  -----------
            OPTIONS OUTSTANDING, June 30, 2008     6,673,000      $ 2.00
                                                  ===========

       For all options granted during fiscal years 2008 and 2007, the option price was not less than the market price, as defined in the stock option plans, of the Company's Common Stock on the grant date. At June 30, 2008, options for 4,896,600 shares were exercisable and options for the remaining shares become exercisable within the next four years. If not previously exercised, options outstanding at June 30, 2008 will expire as follows:

                Calendar Year       Number of     Weighted Average
                of Expiration        Shares        Exercise Price
                -------------      ----------     ----------------
                    2008              248,000          $ 1.08
                    2009              250,000            2.57
                    2010              112,000            4.36
                    2011            2,462,000            1.83
                    2012            1,856,000            2.23
                    2013              293,000            1.02
                    2014              694,000            2.27
                    2015              738,000            1.88
                    2016               20,000            1.60
                                   ----------
                                    6,673,000          $ 2.00
                                   ==========

       Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2008 is as follows:

                           Options Outstanding            Options Exercisable
               --------------------------------------- -------------------------
                             Weighted Avg.   Weighted                 Weighted
                 Number        Remaining     Average      Number       Average
   Exercise        of         Contractual    Exercise       of        Exercise
     Price       Shares     Life (in years)   Price       Shares       Price
-------------- ----------- ---------------- ---------- ------------ ------------
  $0.92-$1.15      554,000        3.42        $1.02        554,000     $1.02
  $1.25-$1.37      293,000        3.39        $1.34        128,000     $1.30
  $1.75-$1.87    2,365,000        3.27        $1.82      1,883,100     $1.82
  $2.00-$2.25    2,067,000        4.84        $2.09      1,270,500     $2.14
  $2.50-$2.87    1,274,000        3.44        $2.53        941,000     $2.54
  $3.75-$5.00      120,000        2.54        $4.44        120,000     $4.44
               -----------                             ------------
    Totals       6,673,000                    $2.00      4,896,600     $2.00
               ===========                             ============

       The Company's Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company's Board of Directors. Company stock options are issued to employees at an exercise price not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. Options granted to employees under the Stock Option Plans, which are terminated prior to exercise, are considered to be available for grant to subsequent employees. Total issued stock options for any plan may exceed those authorized due to termination of prior non-exercised grants. Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Unless otherwise established by the Committee, the standard vesting schedule for the incentive stock options issued currently is 10% vested immediately upon grant, 15% vested after twelve months from date of grant, 25% after two years from the date of grant, 25% after three years, and 25% after four years. All of the options have been or will be registered on Form S-8 filings. See Footnotes 1 and 2 for a discussion of the applicable accounting treatment of stock-based compensation for fiscal years 2008 and 2007.

                                             Alanco Stock Option Summary (1)
                                                   as of June 30, 2008
                                                                                                Balance        Exercise
    Plan              Authorized          Issued       Exercised    Cancelled    Outstanding    to Issue   Price Range (5)
--------------------------------------------------------------------------------------------------------------------------

    Misc     (2)            N/A         1,468,000       322,000       446,000        700,000            0   $1.07 - $2.50
    1998     (3)        300,000           646,800        77,000       363,800        206,000       17,000   $1.25 - $2.87
  1998 D&O   (4)        300,000           300,000       162,000             0        138,000            0   $1.25 - $4.37
    1999     (3)        600,000         1,600,500       210,000     1,034,500        356,000       34,000   $0.92 - $5.00
  1999 D&O   (4)        200,000           258,000             0        60,000        198,000        2,000   $1.87 - $5.00
    2000     (3)        400,000           802,000       131,700       410,300        260,000        8,300   $0.92 - $3.75
  2000 D&O   (4)        200,000           196,000        48,000             0        148,000        4,000   $0.92 - $2.50
    2002     (3)        600,000           712,000             0       126,000        586,000       14,000   $1.82 - $2.50
  2002 D&O   (4)        200,000           200,000        16,000             0        184,000            0   $1.87- $2.50
    2004     (3)        800,000         1,028,000             0       228,000        800,000            0   $1.15- $2.50
  2004 D&O   (4)        400,000           396,000             0             0        396,000        4,000   $1.15- $2.02
    2005     (3)      1,200,000         1,219,000             0        64,000      1,155,000       45,000   $1.37- $2.50
  2005 D&O   (4)        400,000           400,000             0             0        400,000            0   $1.37- $1.82
    2006     (3)      3,000,000           984,000             0        38,000        946,000    2,054,000   $2.00-$2.50
  2006 D&O   (4)      1,000,000           200,000             0             0        200,000      800,000      $2.00
                 -----------------------------------------------------------------------------------------
Totals                9,600,000        10,410,300       966,700     2,770,600      6,673,000    2,982,300
                 =========================================================================================

(1)  Only includes plans with options currently outstanding or having a balance available to issue.
(2)  Options issued to officers and other employees outside of any plan as an inducement at time of employment.
(3)  Employee Incentive Stock Option Plan
(4)  Directors and Officers Stock Option Plan
(5)  Range of exercise prices for outstanding options only.

13.    RETIREMENT PLAN

       The Company provides a 401(k) retirement plan for its employees. Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment. Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate. The Company matches 25% of the amount deferred by employees, matching up to 4% of an employee's annual compensation. The Company's matching contributions totaled $29,100 and $19,400 for the years ended June 30, 2008 and 2007, respectively.

14.      SEGMENT REPORTING

The following table is a summary of the results of operations and other financial information by major segment:


                                        Wireless
                                          Asset          RFID          Data
                                       Management     Technology      Storage      Corporate       Total
                                     --------------   ------------  -----------   -----------   -----------
Fiscal year 2008
Sales                                $  11,838,900  $   1,639,400  $  3,732,700  $          -  $ 17,211,000
  Cost of Goods Sold                     8,319,800      1,408,100     2,734,500             -    12,462,400
                                       ------------   ------------  ------------  ------------  ------------
Gross Profit                             3,519,100        231,300       998,200             -     4,748,600
  Selling, General & Administrative      6,301,600      2,183,200     1,455,200     1,422,900    11,362,900
                                       ------------   ------------  ------------  ------------  ------------
Operating Loss                       $  (2,782,500) $  (1,951,900) $   (457,000) $ (1,422,900) $ (6,614,300)
                                       ============   ============  ============  ===========   ===========
Gross Margin                                 29.7%          14.1%         26.7%                       27.6%
                                       ============   ============  ============                ===========

Accounts Receivable, net             $   1,783,700  $     910,600  $     78,700  $     17,600  $  2,790,600
                                       ============   ============  ============  ============  ============
Inventory, net                       $   2,024,100  $   1,963,500  $    803,300  $          -  $  4,790,900
                                       ============   ============  ============  ============  ============
Total Assets                         $  18,701,600  $   8,117,100  $  1,403,600  $    874,600  $ 29,096,900
                                       ============   ============  ============  ============  ============
Capital Expenditures                 $     145,600  $      15,500  $      7,800  $      1,000  $    169,900
                                       ============   ============  ============  ============  ============
Research & Development               $     250,000  $     400,000  $    150,000  $          -  $    800,000
                                       ============   ============  ============  ============  ============
Depreciation & Amortization          $     455,600  $     170,900  $     26,700  $      1,000  $    654,200
                                       ============   ============  ============  ============  ============

Fiscal year 2007
Sales                                $  12,976,600  $   1,065,500  $  4,432,000  $          -  $ 18,474,100
  Cost of Goods Sold                     8,505,900        735,700     3,360,000             -    12,601,600
                                       ------------   ------------  ------------  ------------  ------------
Gross Profit                             4,470,700        329,800     1,072,000             -     5,872,500
  Selling, General & Administrative      5,192,200      2,314,600     1,504,600     1,310,800    10,322,200
                                       ------------   ------------  ------------  ------------  ------------
Operating Loss                       $    (721,500) $  (1,984,800) $   (432,600) $ (1,310,800) $ (4,449,700)
                                       ============   ============  ============  ============  ============
Gross Margin                                 34.5%          31.0%         24.2%                       31.8%
                                       ============   ============  ============                ============

Accounts Receivable, net             $   1,561,300  $     342,400  $    327,300  $     17,600  $  2,248,600
                                       ============   ============  ============  ============  ============
Inventory, net                       $   1,669,400  $   1,279,100  $    859,600  $          -  $  3,808,100
                                       ============   ============  ============  ============  ============
Total Assets                         $  17,870,900  $   7,247,400  $  1,560,300  $  1,253,300  $ 27,931,900
                                       ============   ============  ============  ============  ============
Capital Expenditures                 $      64,000  $     103,100  $     38,800  $          -  $    205,900
                                       ============   ============  ============  ============  ============
Research & Development               $     300,000  $     300,000  $    150,000  $          -  $    750,000
                                       ============   ============  ============  ============  ============
Depreciation & Amortization          $     644,100  $     303,400  $     23,600  $      2,700  $    973,800
                                       ============   ============  ============  ============  ============

15. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)

     The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2008 and 2007. In management's opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

     Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

                                       1st Quarter         2nd Quarter        3rd Quarter       4th Quarter
                                    -----------------  ------------------ ------------------ -----------------
2008
Net Sales                           $      4,552,600   $       3,770,200  $       4,167,900  $      4,720,300
Cost of sales                              2,964,900           2,604,000          2,863,200         4,030,300
                                      ---------------    ----------------   ----------------   ---------------
Gross profit                               1,587,700           1,166,200          1,304,700           690,000
                                      ---------------    ----------------   ----------------   ---------------
Loss from Continuing Operations           (1,483,200)         (2,005,800)        (1,557,900)       (2,262,200)
                                      ---------------    ----------------   ----------------   ---------------
Net loss*                                 (1,840,200)         (2,026,900)        (2,200,000)       (3,681,500)
                                      ===============    ================   ================   ===============
Loss per share - basic & diluted    $          (0.08)  $           (0.09) $           (0.09) $          (0.16)
                                      ---------------    ----------------   ----------------   ---------------
Weighted Average Shares                   21,872,200          21,890,100         23,453,000        22,995,800
                                      ===============    ================   ================   ===============

2007
Net Sales                           $      5,134,900   $       5,591,100  $       4,422,800  $      3,325,300
Cost of sales                              3,336,400           3,734,100          3,106,200         2,424,900
                                      ---------------    ----------------   ----------------   ---------------
Gross profit                               1,798,500           1,857,000          1,316,600           900,400
                                      ---------------    ----------------   ----------------   ---------------
Loss from Continuing Operations             (872,900)           (404,900)        (1,252,200)       (1,919,700)
                                      ---------------    ----------------   ----------------   ---------------
Net loss*                                 (1,234,900)           (659,600)        (1,782,500)       (2,194,700)
                                      ===============    ================   ================   ===============
Loss per share - basic & diluted    $          (0.08)  $           (0.04) $           (0.10) $          (0.13)
                                      ---------------    ----------------   ----------------   ---------------
Weighted Average Shares                   15,675,000          15,680,700         17,968,600        17,286,500
                                      ===============    ================   ================   ===============

*Attributable to Common Shareholders

16.  SUBSEQUENT EVENTS

     The Company was notified by Nasdaq on July 29, 2008 that the Company was out of compliance with Marketplace Rule 4351 and IM-4351 (the "Rules") concerning the issuance of 100,000 shares of Series D Preferred Stock. The terms of the Series D Preferred Stock included a provision entitling the investors to notification of any stockholders' meetings and the right to vote with the holders of its Class A Common Stock on any matters before them. The Series D Preferred Stock allowed the investors to vote "the number of votes equal to $10.00 divided by the Nasdaq closing market price for the Company's Class A Common Stock on the record date for the stockholders meeting." Since the number of votes was not limited, Nasdaq staff believed the Series D could be considered a "super voting" security and therefore resulted in a violation of the rules. To correct the issue raised by the Nasdaq staff, the Company amended the designation of the Series D Preferred Stock stating that its holders have seven votes per share for each share of Series D Preferred Stock held. Accordingly, Nasdaq staff has determined that the Company has regained compliance with the Rules and, the matter is now closed.

     On August 26, 2008 the Company announced that it had completed a $2.5 million financing with the primary investors being directors and officers of the Company. The financing was comprised of $1.8 million from the sale of 180,000 shares of non-convertible Series D Preferred Stock at a price of $10.00 per share, 130,000 of which were sold to directors and officers of the Company. An additional $500,000 of the financing came from an increase in the Company's current credit line with a trust controlled by a director of the Company. The remainder of the financing was comprised of the exercise of outstanding stock options by officers of the Company. Approximately $1.4 million of the proceeds was used to pay down the Company's current term loan. To complete the financing, amendments were required to both the Company's line of credit agreement and the ComVest term loan agreement. The Powers, Preferences, Rights and Limitations of the Series D Preferred Stock as well as amendments to both the line of credit agreement and the ComVest term loan agreement were included as attachments to Form 8-K filed on August 27, 2008.

     The Company's subsidiary, StarTrak Systems, LLC, announced on September 11, 2008 that it had received an order from Exel Transportation Services, Inc., valued in excess of $750,000 for ReeferTrak system hardware and five years of data subscription services. The two-way command and control monitoring systems are to be deployed on Exel's existing 500 unit fleet of refrigerated intermodal trailers.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE:  NONE

ITEM 8A. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on their evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. Notwithstanding, the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-KSB fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.

(b)  REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

     A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published. In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2008, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

     o We have not assessed our control environment or entity-level controls. Due to time and staff constraints, we did not perform an assessment of our control environment or entity-level controls in accordance with COSO standards.

     o We have not tested the operating effectiveness of our controls over financial reporting. During our review process we created and implemented new controls and procedures. However due to time and staff constraints, we did not test our controls over financial reporting in accordance with COSO standards. Since we have not completely tested our controls, we have determined that our controls over financial reporting were ineffective.

     o The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training to analyze, review, and monitor the accounting of inventory adjustments that are significant or non-routine with regard to the flow of inventory material through the warehouse. As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for inventory adjustments that are significant or non-routine. This material weakness resulted in errors in the preliminary June 30, 2008 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected.

     Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c) REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company is in the process of developing and implementing a remediation plan to address the material weaknesses as described above.

     The Company has taken the following actions to improve internal control over financial reporting:

     o During the remaining period through the year ending June 30, 2009, we intend to devote resources, to properly assess, and remedy if needed, our control environment and entity-level controls.

     o During the remaining period through the year ending June 30, 2009, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards.

     o In July 2008, the senior accounting position at one of the Company's subsidiaries was upgraded with the addition of experienced accounting personnel. The Company plans to continue to enhance the staffing and competency level within the department with training and periodic reviews.

In addition, the following are specific remedial actions to be taken for matters related to inventory transactions including significant and non-routine adjustments.

     o The Company requires that all significant or non-routine inventory adjustments be thoroughly researched, analyzed, and documented by qualified warehouse personnel, and to provide for complete review of the resulting transaction by the Warehouse Supervisor prior to recording the transactions. In addition, all major transactions will require the additional review and approval of the Materials Manager.

     o Develop and implement focused monitoring controls and other procedures in the Internal Audit function.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the year ended June 30, 2008. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

ITEM 8B. OTHER INFORMATION

         None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

The officers and directors of the Company are:
                                                             Year
        Name            Age           Position           First Director

Harold S. Carpenter     74           Director               1995
James T. Hecker         51           Director               1997
Robert R. Kauffman      68    Director/C.O.B./C.E.O.        1998
Thomas C. LaVoy         48           Director               1998
John A. Carlson         61    Director/E.V.P./C.F.O.        1999
Donald E. Anderson      74           Director               2002
Timothy P. Slifkin      53  Director/C.E.O. - StarTrak      2006

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

John A. Carlson: Mr. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., joined the Company in September 1998 as Senior Vice President/Chief Financial Officer. Mr. Carlson started his career with Price Waterhouse & Co. in Chicago, Illinois. He has over twenty-five years of public and private financial and operational management experience, including over twelve years as Chief Financial Officer of a Fortune 1000 printing and publishing company. Mr. Carlson earned his Bachelor of Science degree in Business Administration at the University of South Dakota, and is a Certified Public Accountant.

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

Timothy P. Slifkin: Timothy P. Slifkin, President and Chief Executive Officer of the Company's subsidiary, StarTrak Systems, LLC, is directly responsible for development of StarTrak's wireless product line and for leading the North American rail industry's acceptance of the technology for damage prevention, refrigeration transport, and asset management applications. Mr. Slifkin has been developing remote monitoring systems since founding Elexor Associates in 1986, and in developing and deploying wireless systems (satellite and terrestrial) since 1992. Mr. Slifkin has several patents issued or pending on related technology. Prior to founding StarTrak, Mr. Slifkin was employed with Hewlett Packard, Johannson Microwave, American Microsystems, and Jet Propulsion Laboratories. Mr. Slifkin holds a Bachelors Degree in Engineering.

Non-Director Significant Employees

The following table provides information regarding key officers for the Company's primary subsidiaries.

          Name      Age             Position                Year Appointed
                                                              to Position
----------------------------------------------------------------------------
Greg M. Oester      59   President - Alanco/TSI PRISM, Inc.        2002
Thomas A. Robinson  47   Executive Vice President -
                           StarTrak Systems, LLC                   2006

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

The Code of Business Conduct and Ethics is presented on the Company's web page under the subheading "Corporate Governance." Shareholders may receive a copy of the Company's adopted Code of Conduct, without charge, via e-mail request to alanco@alanco.com, by calling the Company at 480-607-1010, Ext. 857, or by writing to the Company to the attention of the Company's Corporate Secretary at 15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by the Company for the services rendered during the fiscal years ended June 30, 2008, 2007 and 2006 to the Company's Chief Executive Officer, Chief Financial Officer, President of the Company's subsidiary, Alanco/TSI PRISM, Inc. (ATSI), President of the Company's subsidiary, StarTrak Systems, LLC (STS), and Executive Vice President of the Company's subsidiary, StarTrak Systems, LLC, whose salaries and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers"). No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last three fiscal years.

                                                  Annual Compensation          Long-Term Compensation
                                         -----------------------------------   ----------------------
                Name and                                         Other (1)     Securities (# shares)
               Principal                   Annual                 Annual        Underlying Options
                Position                   Salary    Bonus     Compensation      Granted during FY
----------------------------------       ---------  -------  ---------------   ----------------------

Robert R. Kauffman, C.E.O.
        FY 2008                           $247,500    None        $17,400             200,000
        FY 2007                            250,000    None         17,400              60,000
        FY 2006                            225,000    None         17,400             376,000
John A. Carlson, C.F.O.
        FY 2008                            220,500    None         10,405             100,000
        FY 2007                            222,500    None         10,400              20,000
        FY 2006                            200,000    None         10,400             228,000
Greg M. Oester, President, ATSI
        FY 2008                            139,050    None          None               50,000
        FY 2007                            154,500    None          None                    0
        FY 2006                            154,500    None          None               48,000
Timothy P. Slifkin, President, STS
        FY 2008               (2)          333,332    None          3,081             100,000
        FY 2007                            160,000    None            667                   0
        FY 2006                              N/A       N/A           N/A              400,000
Thomas A. Robinson, Exec V.P., STS
        FY 2008               (3)          343,333    None          3,104             100,000
        FY 2007                            160,000    None            667                   0
        FY 2006                              N/A       N/A           N/A              400,000

(1)   Represents supplemental executive benefit reimbursement for the year and Company matching for
      Alanco's 401(K) Profit Sharing Plan.
(2)   Includes $156,665 compensation accrued in prior years but paid during fiscal 2008.
(3)   Includes $166,666 compensation accrued in prior years but paid during fiscal 2008.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2008 to each of the Named Executive Officers and/or Directors and to all other employees as a group. No stock appreciation rights ("SARs") have been granted by the Company.

                                INDIVIDUAL GRANTS

                       Number of
                       Securities
                       Underlying % of Total     Exercise
                        Options    Options        Price             Grant                Expiration
         Name           Granted    Granted       ($/Sh)             Date                    Date
----------------      ----------- ----------  -------------  ---------------------  ---------------------
Robert Kauffman         200,000     15.48%        $2.00            10/5/2007              10/5/2012
John Carlson            100,000      7.73%        $2.00            10/5/2007              10/5/2012
Harold Carpenter         50,000      3.87%        $2.00            10/5/2007              10/5/2012
Donald Anderson          50,000      3.87%        $2.00            10/5/2007              10/5/2012
Thomas LaVoy             50,000      3.87%        $2.00            10/5/2007              10/5/2012
James Hecker             50,000      3.87%        $2.00            10/5/2007              10/5/2012
Timothy Slifkin         100,000      7.73%        $2.00            10/5/2007              10/5/2012
Greg Oester              50,000      3.87%        $2.00            10/5/2007              10/5/2012
Tom Robinson            100,000      7.73%        $2.00            10/5/2007              10/5/2012
Other Employees         543,000     42.00%    $2.00 - $2.50  7/20/2007 - 10/5/2007  7/10/2012 - 10/5/2012
                      ----------- ----------
Total                 1,293,000    100.00%
                      =========== ==========

All options are granted at a price not less than "grant-date market." During the fiscal year 153,800 previously granted stock options expired or were cancelled.

Aggregated Options and Warrants - Exercised in Last Fiscal Year and Values at
   Fiscal Year End

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2008, and the value of the unexercised, in-the-money options at June 30, 2008.

                       Shares                     Unexercised     Value of Unexercised
                    Acquired On       Value   Options & Warrants      In-The-Money
                  Exercise During   Realized  at Fiscal Year End   Options & Warrants
Name              2008 Fiscal Year   ($) (1)     (Shares) (2)        at FYE ($) (3)
----------------  ----------------  --------- ------------------  --------------------

Robert Kauffman           0            $-         1,338,000            $121,810
John Carlson              0             -           619,000              47,730
Harold Carpenter          0             -           354,000              13,980
James Hecker              0             -           175,000               7,680
Thomas LaVoy              0             -           157,000               4,000
Donald Anderson           0             -         1,345,500              24,750
Timothy Slifkin           0             -           290,000                   0
Greg Oester               0             -           493,000              19,280
Thomas Robinson           0             -           320,000                   0

(1) Calculated as the difference between closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2) Represents the number of securities underlying unexercised options and warrants that were exercisable at 2008 Fiscal Year End.
(3) Calculated as the difference between the closing price of the Company's Common Stock on June 30, 2008, and the exercise price for those options exercisable on June 30, 2008, with an exercise price less than the closing price, multiplied by the number of applicable options.

Option Grants Subsequent to Fiscal Year End

The following table sets forth information regarding employee stock options granted after June 30, 2008.

                      Number of
                      Underlying
                      Securities
                       Options        Date of     Date      Expiration  Option
      Name             Granted         Grant   Exercisable     Date     Price
-------------------   ----------      -------  -----------  ----------  ------
Robert R. Kauffman     250,000  (1)   8/19/08      (2)        8/19/13   $1.20
John A. Carlson        120,000  (1)   8/19/08      (2)        8/19/13   $1.20
Donald E. Anderson      75,000  (1)   8/19/08      (2)        8/19/13   $1.20
Harold S. Carpenter     75,000  (1)   8/19/08      (2)        8/19/13   $1.20
James T. Hecker         75,000  (1)   8/19/08      (2)        8/19/13   $1.20
Thomas C. LaVoy         75,000  (1)   8/19/08      (2)        8/19/13   $1.20
Timothy P. Slifkin      25,000  (1)   8/19/08      (2)        8/19/13   $1.20
Greg M. Oester          50,000  (1)   8/19/08      (2)        8/19/13   $1.20
Thomas A. Robinson      25,000  (1)   8/19/08      (2)        8/19/13   $1.20
Other Employees         65,000  (1)    7/7/08      (3)        7/7/13    $1.40
Other Employees        120,000  (1)   8/19/08      (2)        8/19/13   $1.20

(1)  Issued pursuant to the 1998, 1999, 2005 & 2006 Stock Option Plans.
(2)  10% vest on 8/19/2008, 15% vest on 8/19/2009, 25% vest on 8/19/2010, 25%
     vest on 8/19/2011 and 25% vest on 8/19/2012.
(3)  10% vest on 7/7/2008, 15% vest on 7/7/2009, 25% vest on 7/7/2010, 25% vest on 7/7/2011 and 25% vest on 7/7/2012.

                Employment Agreements and Executive Compensation

The Executive Officers are at-will employees without employment agreements.

Compensation of Directors

During fiscal year 2008, non-employee Directors were compensated for their services in cash ($750 per meeting per day up to a maximum of $1,500 per meeting) and through the grant of options to acquire shares of Class A Common Stock as provided by the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and 2006
Directors and Officers Stock Option Plans (the "D&O Plans") which are described below. All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or voting rights as of September 26, 2008. Information regarding the stock ownership of Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, Donald E. Anderson, Alanco Director, Timothy P. Slifkin, StarTrak Chief Executive Officer, and Thomas A. Robinson, StarTrak Executive Vice President, is also shown in the table in the following section, Current Directors and Executive Officers.


                                                    Five Percent Owners

                                         Class A
                                          Common                         Total                 Total      Total
                                          Shares                        Voting                 Voting     Stock,
                                          Owned   Series D              Rights   Exercisable   Rights    Options &
                               Class A   Percent  Preferred              Owned      Stock       and      Warrants
                                Common      of     Shares     Total     Percent    Options    Options   Percent of
                                Shares    Class     Owned     Voting   of Class      and         &        Voting
                                Owned      (8)       (9)      Rights      (8)     Warrants    Warrants  Rights (10)
                              ---------  -------  --------- ---------  --------  ----------- ---------  -----------
Donald E. Anderson (1)        3,668,960   11.59%   150,000  4,718,960    13.84%   1,378,000  6,096,960    17.18%
WSV Management, LLC (2)       2,543,869    8.03%         0  2,543,869     7.46%     881,579  3,425,448     9.79%
Robert R. Kauffman (3)        1,843,312    5.82%         0  1,843,312     5.40%   1,186,000  3,029,312     8.58%
Timothy P. Slifkin (4)        2,253,480    7.12%    12,000  2,337,480     6.85%     292,500  2,629,980     7.65%
The Rhino Fund, LLLP (5)      1,599,847    5.05%    50,000  1,949,847     5.72%     340,667  2,290,514     6.65%
Tom Robinson (6)              1,484,076    4.69%     8,000  1,540,076     4.52%     322,500  1,862,576     5.41%
Technology Systems            1,807,670    5.71%         0  1,807,670     5.30%           0  1,807,670     5.30%
   International, Inc. (7)

(1) The number of shares, options and warrants owned includes: The Anderson Family Trust, owner of 2,061,113 shares of Alanco Class A Common Stock, 50,000 shares of Alanco Series D Non-Convertible Preferred Stock and 670,000 exercisable warrants; Programmed Land, Inc., owner of 1,599,847 shares of Alanco Class A Common Stock, 50,000 shares of Alanco Series D Non-Convertible Preferred Stock and 533,500 exercisable warrants; Pine Summit Bible Camp and Conference Center, owner of 50,000 shares of Alanco Series D Non-Convertible Preferred Stock, all of which Mr. Anderson claims beneficial ownership; and 8,000 shares of Alanco Class A Common Stock and 174,500 exercisable options owned by Mr. Anderson. Mr. Anderson also has an additional 162,500 stock options with a vesting schedule ranging from October 5, 2008 to August 19, 2012. The 150,000 shares of Series D Non-Convertible Preferred Stock beneficially owned by Mr. Anderson represent 53.57% of the total Series D Non-Convertible Preferred shares outstanding. Mr. Anderson's address is 11804 North Sundown Drive, Scottsdale, Arizona 85260.

(2)  The number of shares and warrants owned by WSV Management, L.L.C. includes:
     WS Opportunity Fund, L.P., owner of 797,513 shares of Alanco Class A Common Stock and 259,513 exercisable warrants, WS Opportunity Fund Q.P., L.P., owner of 756,459 shares of Alanco Class A Common Stock and 242,219 exercisable warrants, and WS Opportunity International Fund, Ltd., owner of 989,897 shares of Alanco Class A Common Stock and 379,847 exercisable warrants. The address for WSV Management, L.L.C. is 300 Crescent Court, Suite 1111, Dallas, TX 75201.

(3) In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares. If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may acquire additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned; but due to matters as discussed in Footnote 7 below, we are unable to accurately calculate the changes to Mr. Kauffman's ownership. Mr. Kauffman also has an additional 435,000 stock options with a vesting schedule ranging from October 5, 2008 to August 19, 2012. The address for Mr. Kauffman is: c/o Alanco Technologies, Inc., 15575 North 83rd Way, Suite 3, Scottsdale, Arizona 85260.

(4) In addition to the stock options shown above, Timothy P. Slifkin, President of StarTrak Systems, LLC, has 232,500 options with a vesting schedule ranging from October 5, 2008 to August 19, 2012. The 12,000 shares of Series D Non-Convertible Preferred Stock beneficially owned by Mr. Slifkin represent 4.29% of the total Series D Non-Convertible Preferred shares outstanding. The address for Mr. Slifkin is: c/o StarTrak Systems, LLC, 106 The American Road, Morris Plains, NJ 07950.

(5) The 50,000 shares of Series D Non-Convertible Preferred Stock owned by The Rhino Fund, LLLP, managed by Rhino Capital, Inc., a private capital management company, represent 17.86% of the total Series D Non-Convertible Preferred shares outstanding. The address for Rhino Capital, Inc. is 32065 Castle Court, Suite 100, Evergreen, CO 80439.

(6) In addition to the stock options shown above, Thomas A. Robinson, Executive Vice President of StarTrak Systems, LLC, has 232,500 options with a vesting schedule ranging from October 5, 2008 to August 19, 2012. The 8,000 shares of Series D Non-Convertible Preferred Stock beneficially owned by Mr. Robinson represent 2.86% of the total Series D Non-Convertible Preferred shares outstanding. The address for Mr. Robinson is: c/o StarTrak Systems, LLC, 106 The American Road, Morris Plains, NJ 07950.

(7) Technology Systems International, Inc., a Nevada corporation, (TSIN) is an independent, private company, which was issued 6,000,000 shares (equivalent to 2,400,000 as adjusted for the October 16, 2006 2 for 5 reverse stock split) of Alanco common stock in 2002 in connection with the acquisition of the assets of TSIN effective in June 2002. TSIN filed a Schedule 13G on December 31, 2006, indicating TSIN ownership of 1,807,670 Alanco common shares. TSIN has previously indicated their intention to distribute the shares of Alanco common stock in excess of certain corporate litigation and liquidation expenses on a pro-rata basis to their shareholders; however, the shares have not been distributed as of the date of filing, and there is no assurance that the shares will be distributed. The address of TSIN is c/o Jill H. Ford, Trustee, P.O. Box 5845, Carefree, AZ 85377.

(8) The percentages for Class A Common Stock shown are calculated based upon 31,669,667 shares of Class A Common Stock outstanding on September 26, 2008. The percentages for Total Voting Rights are calculated based upon 34,104,531 voting rights on September 26, 2008.

(9) Preferred Shares are Series D Non-Convertible Preferred Stock, each share of which has seven votes in matters submitted to shareholders for a vote. As of September 26, 2008, there are 280,000 shares of Series D Non-Convertible Preferred Stock outstanding. The 5% owners do not own any shares of the Series B Convertible Preferred Stock.

(10) In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of voting rights shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of voting rights shares owned by any other stockholders.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock and Preferred Stock beneficially owned as of September 26, 2008, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

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

                                                   Securities of the Registrant Beneficially Owned (1)

                                                                                               Stock                     Total
                            Class A    Shares    Series D      Shares              Shares     Options &      Total       Stock,
                             Common     Owned   Preferred      Owned      Total     Owned      Warrants     Voting      Options
                              Stock    Percent    Stock       Percent    Voting    Percent   Exercisable   Rights &    & Warrants
         Name of             Shares    of Class   Shares      of Class   Rights    of Class   @ 9/26/08    Options &   Percent of
  Beneficial Owner (2)        Owned      (7)      Owned         (7)       Owned      (7)     + 60 days (8) Warrants     Class (9)
-------------------------- ----------  -------- ---------     -------- ----------  --------  ------------- ----------  ------------

Robert R. Kauffman (3)      1,843,312    5.82%          0       0.00%   1,843,312    5.40%     1,216,000    3,059,312      8.66%
   Director/COB/CEO
John A. Carlson               393,338    1.24%          0       0.00%     393,338    1.15%       615,000    1,008,338      2.90%
   Director/EVP/CFO
Harold S. Carpenter           725,626    2.29%          0 (5)   0.00%     725,626    2.13%       379,000    1,104,626      3.20%
   Director
James T. Hecker                90,019    0.28%          0 (6)   0.00%      90,019    0.26%       190,000      280,019      0.82%
   Director
Timothy P. Slifkin          2,253,480    7.12%     12,000       4.29%   2,337,480    6.85%       307,500    2,644,980      7.69%
   Director/CEO - StarTrak
Thomas C. LaVoy                92,573    0.29%     10,000       3.57%     162,573    0.48%       172,000      334,573      0.98%
   Director
Donald E. Anderson (4)      3,668,960   11.59%    150,000      53.57%   4,718,960   13.84%     1,385,500    6,104,460     17.20%
   Director
Greg M. Oester                 46,407    0.15%          0       0.00%      46,407    0.14%       505,500      551,907      1.59%
   President - TSIA
Thomas A. Robinson          1,484,076    4.69%      8,000       2.86%   1,540,076    4.52%       337,500    1,877,576      5.45%
   EVP - StarTrak
                           ----------           ---------              ----------            ------------- ----------
Officers and Directors     10,597,791   33.46%    180,000      64.29%  11,857,791   34.77%     5,108,000   16,965,791     43.27%
as a Group (9 individuals) ==========           =========              ==========            ============= ==========


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

(2) COB is Chairman of the Board; CEO is Chief Executive Officer; EVP is Executive Vice President; CFO is Chief Financial Officer.

(3) In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares. If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may acquire additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned; but due to matters as discussed in Footnote 7 of the Five Percent Owners table above, we are unable to accurately calculate the changes to Mr. Kauffman's ownership.

(4) The number of shares, options and warrants owned includes: The Anderson Family Trust, owner of 2,061,113 shares of Alanco Class A Common Stock, 50,000 shares of Alanco Series D Non-Convertible Preferred Stock and 670,000 exercisable warrants; Programmed Land, Inc., owner of 1,599,847 shares of Alanco Class A Common Stock, 50,000 shares of Alanco Series D Non-Convertible Preferred Stock and 533,500 exercisable warrants; Pine Summit Bible Camp and Conference Center, owner of 50,000 shares of Alanco Series D Non-Convertible Preferred Stock, all of which Mr. Anderson claims beneficial ownership; and 8,000 shares of Alanco Class A Common Stock and 174,500 exercisable options owned by Mr. Anderson.

(5) Excludes 928,448 shares of Class A Common Stock, 50,000 shares of Series D Non-Convertible Preferred Stock and 159,000 warrants to purchase Class A Common Stock owned by Heartland Systems Co., a company for which Mr. Carpenter serves as an officer. Mr. Carpenter disclaims beneficial ownership of such shares.

(6) Excludes 1,174,471 shares of Class A Common Stock, 50,000 shares of Series D Non-Convertible Preferred Stock and 340,667 warrants to purchase Class A Common Stock owned by Rhino Fund LLLP. The fund is controlled by Rhino Capital Incorporated, for which Mr. Hecker serves as Treasurer and General Counsel. Mr. Hecker disclaims beneficial ownership of such shares.

(7) The percentages for Class A Common Stock shown are calculated based upon 31,669,667 shares of Class A Common Stock outstanding on September 26, 2008. The percentages for Series D Non-Convertible Preferred Stock are calculated based upon 280,000 shares of Series D Non-Convertible Preferred Stock outstanding on September 26, 2008, each share of which has seven votes in matters submitted to shareholders for a vote. The percentages for Total Voting Rights are calculated based upon 34,104,531 voting rights as of September 26, 2008.

(8) Represents unexercised stock options and warrants issued to named executive officers and directors. All options and warrants listed that were issued to the executive officers and directors were exercisable at September 26, 2008, or will be exercisable within 60 days following September 26, 2008. Robert Kauffman also holds the following options: 102,500 options exercisable in fiscal year 2010, 127,500 options exercisable in fiscal year 2011, 112,500 options exercisable in fiscal year 1012, and 62,500 options exercisable in fiscal year 2013. John Carlson also holds the following options: 48,000 options exercisable in fiscal year 2010, 60,000 options exercisable in fiscal year 2011, 55,000 options exercisable in fiscal year 1012, and 30,000 options exercisable in fiscal year 2013. Harold Carpenter also holds the following options: 33,750 options exercisable in fiscal year 2010, 41,250 options exercisable in fiscal year 2011, 31,250 options exercisable in fiscal year 1012, and 18,750 options exercisable in fiscal year 2013. James Hecker also holds the following options: 23,750 options exercisable in fiscal year 2010, 31,250 options exercisable in fiscal year 2011, 31,250 options exercisable in fiscal year 1012, and 18,750 options exercisable in fiscal year 2013. Timothy Slifkin also holds the following options: 60,000 options exercisable in fiscal year 2009, 88,750 options exercisable in fiscal year 2010, 31,250 options exercisable in fiscal year 2011, 31,250 options exercisable in fiscal year 1012, and 6,250 options exercisable in fiscal year 2013. Thomas LaVoy also holds the following options: 23,750 options exercisable in fiscal year 2010, 31,250 options exercisable in fiscal year 2011, 31,250 options exercisable in fiscal year 1012, and 18,750 options exercisable in fiscal year 2013. Donald Anderson also holds the following options: 48,750 options exercisable in fiscal year 2010, 56,250 options exercisable in fiscal year 2011, 31,250 options exercisable in fiscal year 1012, and 18,750 options exercisable in fiscal year 2013. Greg Oester also holds the following options: 20,000 options exercisable in fiscal year 2010, 25,000 options exercisable in fiscal year 2011, 25,000 options exercisable in fiscal year 1012, and 12,500 options exercisable in fiscal year 2013. Thomas Robinson also holds the following options: 60,000 options exercisable in fiscal year 2009, 88,750 options exercisable in fiscal year 2010, 31,250 options exercisable in fiscal year 2011, 31,250 options exercisable in fiscal year 1012, and 6,250 options exercisable in fiscal year 2013.

(9) The number and percentages shown include the voting rights shares actually owned as of September 26, 2008 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 26, 2008. The percentages shown are calculated based upon 34,104,531 voting rights as of September 26, 2008. In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Mr. Steve Oman, a former member of the Board of Directors, received compensation in the amount of approximately $108,100 and $116,100 for legal services to the Company for the fiscal years ended June 30, 2008 and 2007, respectively.

Mr. Donald Anderson, a member of the Board of Directors and trustee and beneficial owner of the Anderson Family Trust, was paid interest in fiscal years 2008 and 2007 under the Line of Credit Agreement in the amount of approximately $170,500 and $186,500, respectively.

See Note 7 and 10 to the consolidated financials for additional related party transactions and discussion.

PART IV

ITEM 13.  EXHIBITS

A. Exhibits
        3(i)  Articles of Incorporation of Alanco Technologies, Inc (1)
        3(ii) Bylaws of Alanco Technologies, Inc (2)
        4.1   Series A Preferred Convertible Stock Description (3)
        4.2   Series B Preferred Convertible Stock Description (4)
        4.3   Series D Preferred Stock Description (5)
        4.4   Series D Preferred Stock Description Amendment (6)
       10.1 1996 Directors and Officers Stock Option Plan and Kauffman and Carlson Stock Option Agreements (7)
       10.2 1998 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (8)
       10.3 1999 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (9)
       10.4 2000 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (10)
       10.5 2002 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (11)
       10.6 2004 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (12)
       10.7 2005 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (13)
       10.8 2006 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (14)
       10.9   Nasdaq Delisting Notification (15)
       10.10  Amendment 3 to Line of Credit Agreement (16)
       10.11  Amendment 4 to Line of Credit Agreement (17)
       10.12  Amendment 5 to Line of Credit Agreement (18)
       10.13  Amendment 6 to Line of Credit Agreement (19)
       10.14  Amended and Restated Loan and Security Agreement (20)
       10.15  First Amendment to Restated Loan and Security Agreement (21)
       10.16  Second Amendment to Restated Loan and Security Agreement (6)
       10.17  TSIN Settlement Agreement and Mutual Release (22)
       10.18  ComVest Loan Agreement (23)
       10.19  Amendment No. 2 to ComVest Loan Agreement (24)
       10.20  Amendment No. 3 to ComVest Loan Agreement (25)
       10.21  Amendment No. 5 to ComVest Loan Agreement (6)
       14.1   Corporate Code of Business Conduct and Ethics (26)
       21.    Active Subsidiaries of the Registrant

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

       31.1 Certification of Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2 Certification of John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1 Certification of Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       99.1   Audit/Corporate Governance Committee Charter (27)

Footnotes:
        (1)   Incorporated by reference to Form 10KSB filed September 27, 2001
        (2)   Incorporated by reference to Form 8-K filed September 27, 2002
        (3)   Incorporated by reference to Form S-3/A filed November 21, 2004
        (4)   Incorporated by reference to Form DEFM14A filed April 22, 2002
        (5)   Incorporated by reference to Form 8-K filed June 16, 1008
        (6)   Incorporated by reference to Form 8-K filed August 28, 2008
        (7)   Incorporated by reference to Form S-8 filed October 22, 1998
        (8)   Incorporated by reference to Form S-8 filed November 30, 1998

        (9)   Incorporated by reference to Form S-8 filed November 29, 1999
       (10)   Incorporated by reference to Form S-8 filed December 14, 2000
       (11)   Incorporated by reference to Form S-8 filed January 22, 2003
       (12)   Incorporated by reference to Form S-8 filed February 17, 2005
       (13)   Incorporated by reference to Form S-8 filed February 2, 2006
       (14)   Incorporated by reference to Form S-8 filed March 21, 2007
       (15)   Incorporated by reference to Form 8-K filed August 4, 2006
       (16)   Incorporated by reference to Form 8-K filed March 28, 2005
       (17)   Incorporated by reference to Form 8-K filed July 6, 2005
       (18)   Incorporated by reference to Form 8-K filed July 14, 2006
       (19)   Incorporated by reference to Form 8-K filed June 28, 2007
       (20)   Incorporated by reference to Form 8-K filed December 27, 2007
       (21)   Incorporated by reference to Form 8-K filed February 29, 2008
       (22)   Incorporated by reference to Form 8-K filed September 21, 2007
       (23)   Incorporated by reference to Form 8-K filed October 3, 2006
       (24)   Incorporated by reference to Form 8-K filed July 27, 2007
       (25)   Incorporated by reference to Form 8-K filed January 2, 2008
       (26)   Incorporated by reference to Form 10QSB filed November 15, 2004
       (27)   Incorporated by reference to Form 14A filed October 18, 2004

B. Schedules NONE

     Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Semple, Marchal & Cooper, LLP, the Company's independent auditor, for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2008 and 2007 and the review of the financial statements included in the Company's Forms 10-QSB for such fiscal years were approximately $125,000 and $107,100, respectively.

Financial Information Systems Design and Implementation

There were no fees billed for the professional services described in Paragraph
(c)(4)(ii) of Rule 2-01 of Regulation S-X rendered by Semple, Marchal & Cooper, LLP for the fiscal years ended June 30, 2008 and 2007.

All Other Fees

Semple, Marchal & Cooper, LLP billed the Company during fiscal year 2008 and 2007 a total of approximately $12,000 and $12,000, respectively, for tax preparation and tax consulting services. The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant's independence.

Audit Committee Pre-Approval Policies and Procedures

The 2008 and 2007 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent accountants and the estimated fees related to these services. During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor. These services and fees must be deemed compatible with the maintenance of the auditor's independence, in compliance with the SEC rules and regulations. Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                        ALANCO TECHNOLOGIES, INC.
                                        (Registrant)
                                        /s/ John A. Carlson
                                        -------------------
                                        John A. Carlson
                                        Chief Financial Officer
Date: September 26, 2008

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

Date:    September 26, 2008

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

Date:    September 26, 2008

/s/ John A. Carlson
---------------------
John A. Carlson
Vice President and Chief Financial Officer

EXHIBIT 32.1

                                Certification of
               Chief Executive Officer and Chief Financial Officer
                          of Alanco Technologies, Inc.

         This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this annual report of Form 10-KSB (the "Report") for the period ended June 30, 2008 of Alanco Technologies, Inc. (the "Issuer").

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

Dated:   September 26, 2008
                                          /s/ Robert R. Kauffman
                                          ----------------------
                                          Robert R. Kauffman
                                          Chief Executive Officer

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


DATE: September 26, 2008                  /s/ Robert R. Kauffman
                                          ----------------------
                                          Robert R. Kauffman, CEO,
                                          Chairman of the Board

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

           SIGNATURE                   TITLE                       DATE
           ---------                   -----                       ----

     /s/Robert R. Kauffman        Director &                 September 26, 2008
     ---------------------        Chief Executive Officer
         Robert R. Kauffman

     /s/James T. Hecker           Director                   September 26, 2008
     ------------------
         James T. Hecker

     /s/Harold S. Carpenter       Director                   September 26, 2008
     ----------------------
         Harold S. Carpenter

     /s/Thomas C. LaVoy           Director                   September 26, 2008
     ------------------
         Thomas C. LaVoy

     /s/Donald E. Anderson        Director                   September 26, 2008
     ---------------------
         Donald E. Anderson

     /s/John A. Carlson           Director &                 September 26, 2008
     ------------------           Chief Financial Officer
         John A. Carlson

     /s/Timothy P.Slifkin         Director                   September 26, 2008
     --------------------
         Timothy P. Slifkin



By /s/ Robert R. Kauffman
       Chairman and Chief Executive Officer









                                 Transfer Agent
                        Computershare Trust Company, Inc.
                          350 Indiana Street, Suite 800
                                Golden, CO 80401
                                  303-262-0600
                                Fax: 303-262-0700