Form 10-Q
period 2008-09-30
ALANCO TECHNOLOGIES INC
filed 2008-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

_X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(480) 607-1010

(Registrant’s telephone number)

______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated file	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 7, 2008 there were 31,769,700 shares, net of treasury shares,

of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and June 30, 2008		4

		Condensed Consolidated Statements of Operations (Unaudited) For the three months ended September 30, 2008 and 2007		5

		Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) For the three months ended September 30, 2008		6

		Condensed Consolidated Statements of Cash Flows (Unaudited) For the three months ended September 30, 2008 and 2007		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)			9
		Note A –	Basis of Presentation and Recent Accounting Pronouncements
		Note B –	Stock Based Compensation
		Note C –	Inventories
		Note D –	Contracts in Process
		Note E –	Deferred Revenue
		Note F –	Loss per Share
		Note G –	Equity
		Note H –	Industry Segment Data
		Note I –	Related Party Transactions
		Note J –	Line of Credit and Term Loan
		Note K –	TSIN Litigation Settlement
		Note L –	Litigation
		Note M –	Subsequent Events
		Note N –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk		23

	Item 4T.	Controls and Procedures		23

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		24

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds		25

	Item 4.	Submission of Matters to a Vote of Security Holders		25

	Item 6.	Exhibits		26

ALANCO TECHNOLOGIES, INC.

Forward-Looking Statements: Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; unfavorable result of current pending litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers; federal and/or state regulatory and legislative actions; customer preferences and spending patterns; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships. New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008

	September 30, 2008	June 30, 2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,216,600	$726,900
Accounts receivable, net	3,312,100	2,790,600
Notes receivable, current	-	29,600
Costs and estimated earnings in excess of billings
on uncompleted contracts	330,200	-
Inventories, net	3,676,000	4,790,900
Prepaid expenses and other current assets	568,600	333,600
Total current assets	9,103,500	8,671,600

PROPERTY, PLANT AND EQUIPMENT, NET	253,800	269,600

OTHER ASSETS
Goodwill	17,931,700	17,931,700
Other intangible assets, net	1,457,300	1,564,100
Other assets	413,200	659,900
Total other assets	19,802,200	20,155,700
TOTAL ASSETS	$29,159,500	$29,096,900

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expense	$3,878,900	$4,638,000
Billings in excess of costs and estimated earnings
on uncompleted contracts	1,096,900	667,900
Notes payable, current	501,200	1,794,500
Customer advances	67,900	53,300
Deferred revenue, current	1,003,400	758,600
Total current liabilities	6,548,300	7,912,300

LONG TERM LIABILITIES
Notes payable, long term	3,900,000	3,508,400
Deferred revenue, long term	110,100	140,900
TOTAL LIABILITIES	10,558,400	11,561,600

Preferred Stock - Series B, 93,600 and 91,300
shares issued and outstanding, respectively	923,200	900,500

SHAREHOLDERS' EQUITY
Preferred - Series A - 5,000,000 Shares Authorized, none outstanding	-	-
Preferred - Series D - 500,000 Shares Authorized
280,000 and 100,000 shares outstanding, respectively	2,792,400	997,100
Common - 31,769,700 and 31,427,300 shares outstanding,
net of 100,000 and 200,000 Treasury Stock, respectively	103,783,500	103,213,000
Accumulated deficit	(88,898,000)	(87,575,300)
Total shareholders' equity	17,677,900	16,634,800
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$29,159,500	$29,096,900

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2008	2007

NET SALES	$6,027,800	$4,552,600

Cost of goods sold	4,444,200	2,964,900

GROSS PROFIT	1,583,600	1,587,700

Selling, general and administrative expense	2,253,500	2,876,800

OPERATING LOSS	(669,900)	(1,289,100)

OTHER INCOME & (EXPENSES)
Interest expense, net	(378,400)	(210,500)
Other income (expense), net	(183,400)	16,400
NET LOSS	(1,231,700)	(1,483,200)

Preferred stock dividends - cash	(68,300)	-
Preferred stock dividends - paid in kind	(22,700)	(357,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,322,700)	$(1,840,200)

PER COMMON SHARE - BASIC AND DILUTED
- Net loss per share attributable to common shareholders	$(0.04)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	31,454,100	21,872,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (unaudited)

			SERIES D
	COMMON STOCK		PREFERRED STOCK		TREASURY STOCK		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	DEFICIT	TOTAL

Balances, June 30, 2008	31,627,300	$103,588,100	100,000	$997,100	200,000	$(375,100)	$(87,575,300)	$16,634,800

Shares issued for services	14,400	18,800	-	-	-	-	-	18,800
Shares issued for options exercised	228,000	244,000	-	-	-	-	-	244,000
Value of stock based compensation	-	120,200	-	-	-	-	-	120,200
Private offering, net of expenses	-	-	180,000	1,795,300	-	-	-	1,795,300
Reduced value of treasury shares	-	-	-	-	(100,000)	187,500	-	187,500
Series D preferred dividends, paid in cash	-	-	-	-	-	-	(68,300)	(68,300)
Series B preferred dividends, paid in kind	-	-	-	-	-	-	(22,700)	(22,700)
Net loss	-	-	-	-	-	-	(1,231,700)	(1,231,700)
Balances, September 30, 2008	31,869,700	$103,971,100	280,000	$2,792,400	100,000	$(187,600)	$(88,898,000)	$17,677,900

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,231,700)	$(1,483,200)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	140,600	169,600
Stock-based compensation	120,200	59,200
Stock issued for services	18,800	12,500
Treasury shares adjustment related to TSIN acquisition	187,500	-
Notes payable/receivable write-off associated with TSIN settlement, net	(284,500)	-
Changes in:
Accounts receivable, net	(521,500)	99,600
Inventories, net	1,114,900	(206,100)
Costs in excess of billings and estimated earnings
on uncompleted contracts	(330,200)	(126,800)
Prepaid expenses and other current assets	(235,000)	(316,700)
Accounts payable and accrued expenses	(759,100)	(810,600)
Deferred revenue	214,000	145,600
Billings and estimated earnings in excess of costs
on uncompleted contracts	429,000	-
Customer advances	14,600	-
Other assets	246,700	42,200
Net cash used in operating activities	(875,700)	(2,414,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,000)	(30,400)
Patent renewal and other	-	(1,000)
Net cash used in investing activities	(18,000)	(31,400)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (continued)

	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) advances on line of credit	500,000	-
Repayment on borrowings	(1,587,600)	(857,800)
Proceeds from notes payable	500,000	22,500
Proceeds from sale of equity instruments, net	2,039,300	4,752,700
Cash dividends paid	(68,300)	-
Net cash provided by financing activities	1,383,400	3,917,400

NET INCREASE IN CASH	489,700	1,471,300

CASH AND CASH EQUIVALENTS, beginning of period	726,900	615,800

CASH AND CASH EQUIVALENTS, end of period	$1,216,600	$2,087,100

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the period for interest	$70,500	$132,500

Non-Cash Activities:
Value of shares issued for services and credit line amendment	$18,800	$33,300
Treasury stock adjustment related to TSIN acquisition	$187,500	-
Write-off of contingent notes payable - TSIN settlement	$314,100	-
Write-off of note receivable - TSIN settlement	$29,600	-
Series B preferred stock dividend, paid in kind	$22,700	$20,600
Series A preferred stock dividend, paid in kind	$-	$336,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation and Recent Accounting Pronouncements

Alanco Technologies, Inc., an Arizona corporation (“Alanco” or “Company”), operates in three business segments: Data Storage, Wireless Asset Management and RFID Technology.

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2008 Annual Report filed on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

The Company has stock-based compensation plans and, effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter periods ended September 30, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted during the quarters, or granted in a prior quarter if not fully vested as of July 1, 2006. Stock based compensation expense for all stock-based compensation awards granted prior to July 1, 2006 were based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after July 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (generally the option vesting term).

The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is determined using an average of the contractual term and vesting period of the award;

•	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential future forfeitures.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in their adoption of SFAS 123R.

Long-lived assets and intangible assets – The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2008, that are of significance, or potential significance, to us.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”, which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for the Company in July 2008. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161 “Disclosure about Derivative Instruments in Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of the SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has determined that this statement will not have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its financial position and results of operations.

In May 2008, the FASB issued SFAS 163 “Accounting for Financial Guarantee Insurance Contracts”. SFAS 163 clarifies how FASB Statement 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. The Company does not have subsidiaries in the insurance industry and has determined that this statement will not have a material effect on its consolidated financial statements.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note B – Stock-Based Compensation

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company. The plans require that options be granted at a price not less than market on date of grant and are more fully discussed in our Form 10-KSB for the year ended June 30, 2008.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

Assumptions for awards of options granted during the three months ended September 30, 2008 were:

Awards granted

three months ended

September 30, 2008
Dividend yield	0%
Expected volatility	62%
Weighted-average volatility	62%
Risk-free interest rate	4%
Expected life of options (in years)	3.75
Weighted average grant-date fair value	$1.21

The following table summarizes the Company’s stock option activity during the first three months of fiscal 2009:

				Weighted Average
			Weighted Average	Remaining	Aggregate
			Exercise Price	Contractual	Intrinsic
		Shares (3)	Per Share	Term (1)	Value(2)

Outstanding July 1, 2008		6,673,000	$2.00	4.10
	Granted	955,000	$1.21	4.88
	Exercised	(228,000)	$1.07	-
	Forfeited or expired	(44,500)	$1.79	-
Outstanding September 30, 2008		7,355,500	$1.93	3.91	$40,500
Exercisable September 30, 2008		4,867,550	$2.03	3.86	$40,500

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards
	and the closing price of the Company's common stock as of September 30, 2008, for those awards that have an
(3)

exercise price currently below the closing price as of September 30, 2008 of $1.09.

Options granted during the quarter ended September 30, 2008, for 955,000 shares had an aggregate fair value of $603,500.

Note C – Inventories

Inventories are recorded at the lower of cost or market. The composition of inventories as of September 30, 2008 and June 30, 2008 are summarized as follows:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30,	June 30,
	2008	2008
	(unaudited)
Raw materials and purchased parts	$4,285,600	$5,163,400
Work-in-process	-	-
Finished goods	120,500	359,800
	4,406,100	5,523,200
Less reserves for obsolescence	(730,100)	(732,300)
	$3,676,000	$4,790,900

Note D – Contracts In Process

Costs incurred and estimated earnings and billings in the RFID Technology segment related to contracts for the installation of TSI PRISM systems in process at September 30, 2008 and June 30, 2008 consist of the following:

	September 30,	June 30,
	2008	2008
	(unaudited)
Costs incurred on uncompleted contracts	$2,017,300	$510,400
Estimated gross profit earned to date	640,200	138,800
Revenue earned to date	2,657,500	649,200
Less: Billings to date	(3,424,200)	(1,317,100)
	$(766,700)	$(667,900)

At September 30, 2008, the net billings in excess of cost and estimated earnings is presented in the consolidated condensed balance sheet as billings in excess of cost and estimated earnings on uncompleted contracts of ($1,096,900) and cost and estimated earnings in excess of billing on uncompleted contracts of $330,200.

Note E – Deferred Revenue

Deferred revenues at September 30, 2008 and June 30, 2008 consist of the following:

	September 30,	June 30,
	2008	2008
	(unaudited)
Deferred revenue	$1,113,500	$899,500
Less - current portion	(1,003,400)	(758,600)
Deferred revenue - long term	$110,100	$140,900

Note F - Loss Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options, warrants, and convertible debt that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2008, there were 238,000 potentially dilutive securities outstanding.

Note G – Equity

During the three months ended September 30, 2008, the Company issued a total of 242,400 shares of the Company’s Class A Common Stock. Included were 14,400 shares issued for services valued at $18,800 and 228,000 shares were issued for options exercised for proceeds of $244,000. The Company also completed a private offering to accredited investors during the quarter with the issuance of 180,000 shares of Class D Preferred Stock at a price of $10 per share. 72%, or 130,000 of the 180,000 Series D Preferred Shares, were sold to directors and officers of the Company. The Company received $1,795,300, net of expenses of $4,700, for the offering.

The value of employee stock-based compensation recognized for the three months ended September 30, 2008 amounted to $120,200, compared to $59,200 recognized in the same quarter of the prior fiscal year. See Note A – Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company’s policies related to employee stock-based compensation.

The Company declared and paid dividends-in-kind on the Company’s Series B preferred shares through the issuance of 2,300 shares of Series B Preferred Stock valued at $22,700. The Company also paid cash dividends during the quarter on the Series D Preferred Stock of $68,300. The Company’s Preferred Stocks are more fully discussed in the Form 10-KSB for the year ended June 30, 2008.

Note H – Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,
	2008	2007
Revenue
Data Storage	$573,300	$1,122,900
Wireless Asset Management	3,312,700	3,127,100
RFID Technology	2,141,800	302,600
Total Revenue	$6,027,800	$4,552,600

Gross Profit
Data Storage	$184,500	$299,500
Wireless Asset Management	804,500	1,229,700
RFID Technology	594,600	58,500
Total Gross Profit	$1,583,600	$1,587,700

Gross Margin
Data Storage	32.2%	26.7%
Wireless Asset Management	24.3%	39.3%
RFID Technology	27.8%	19.3%
Overall Gross Margin	26.3%	34.9%

Selling, General and Administrative Expense
Data Storage	$295,100	$448,200
Wireless Asset Management	1,517,300	1,564,100
RFID Technology	387,400	563,700
Total Segment Operating Expense	$2,199,800	$2,576,000

Operating Profit (Loss)
Data Storage	$(110,600)	$(148,700)
Wireless Asset Management	(712,800)	(334,400)
RFID Technology	207,200	(505,200)
Corporate Expense, net	(53,700)	(300,800)
Operating Loss	$(669,900)	$(1,289,100)

Depreciation and Amortization
Data Storage	$5,100	$7,700
Wireless Asset Management	115,600	113,700
RFID Technology	19,800	48,000
Corporate	100	200
Total Depreciation and Amortization	$140,600	$169,600

	Sept. 30, 2008	June 30, 2008
Accounts Receivable, net
Data Storage	$99,300	$78,700
Wireless Asset Management	1,967,800	1,783,700
RFID Technology	1,245,000	910,600
Corporate	0	17,600
Total Accounts Receivable	$3,312,100	$2,790,600

Inventories, net
Data Storage	$671,700	$803,300
Wireless Asset Management	2,061,900	2,024,100
RFID Technology	942,400	1,963,500
Total Inventories	$3,676,000	$4,790,900

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note I – Related Party Transactions

The Company has a $2.5 million line of credit agreement (“Agreement”), more fully discussed in the Company’s Form 10-KSB for the year ended June 30, 2008, with a private trust (“Lender”) controlled by Mr. Donald Anderson, a greater than five percent stockholder of the Company and member of the Company’s Board of Directors. During August of 2008, the Agreement was amended whereby its credit line was increased to $2.5 million, the interest rate on the $500,000 increased amount was fixed at twelve (12%) percent per annum and the Lender was given the right to convert up to $1 million of the outstanding balance into Class A Common Stock of the Company at a price of $1.25 per share. (The Lender previously had the right to convert up to $500,000 of the outstanding balance at a price of $1.50 per share).

During the quarter ended September 30, 2008, the Company was notified by Mr. Donald Anderson that he had purchased a StarTrak issued note payable in the amount of $500,000 from TransCore Link Logistics Corp., a vendor of StarTrak who had received the note earlier in the quarter. The interest rate on the note accrues interest at 15% per annum and interest is paid quarterly. The note matures on December 31, 2011 and can be prepaid at any time without penalty.

The Company also completed a private offering to accredited investors during the quarter with the issuance of 180,000 shares of Class D Preferred Stock at a price of $10 per share. 130,000, or 72%, of the 180,000 Series D Preferred Shares were sold to directors and officers of the Company, including 50,000 issued to Mr. Anderson. The Company received $1,795,300, net of expenses of $4,700, for the offering.

Note J – Line of Credit and Term Loan

At September 30, 2008, the Company had an outstanding balance under a line of credit agreement of $2,500,000. The balance is under a $2.5 million line of credit agreement with a private trust, entered into in June 2002 and last modified in August 2008. Under the Agreement, the Company must maintain a minimum balance due of at least $2.5 million through the July 1, 2010 maturity date. Interest is accrued at the prime rate plus 3% for any balance up to $2 million and 12% on balances in excess of $2 million. At September 30, 2008, the Company had drawn the maximum balance under the Agreement.

During August 2008, the Company amended its term loan agreement with ComVest Capital LLC, allowing the Company to prepay the ComVest term loan without penalty and delaying related future monthly installment payments. The term loan was prepaid down to $1 million during the quarter, delaying future installment payments of $100,000 per month until September 2009 and resulting in a new loan maturity date of June 2010. Under the amended agreement, ComVest has the right to convert any outstanding principal amount and/or accrued interest thereon into Class A Common Stock at a price of $1.21 per share. In addition, the interest rate for the remaining $1 million balance is 7.5% through October 2008, 8.5% through January 2009, 9.5% through April 2009 and 10.5% thereafter. Due to the prepayment, the Company expensed in the quarter ended September 30, 2008 previously deferred loan costs of approximately $216,000.

Note K – TSIN Litigation Settlement

On January 30, 2003, a shareholder of TSIN filed suit naming as defendants the Company and its wholly owned subsidiary, ATSI. The complaint set forth various allegations and sought damages arising out of the Company's acquisition of substantially all of the assets of TSIN.

The parties to the lawsuit entered into a Settlement Agreement, which was attached as an exhibit to Form 8-K filed on September 21, 2007. In place of the litigation, the Settlement Agreement provided for a valuation procedure, conducted by an independent third party valuation expert, to value (i) the assets transferred by TSIN to Alanco and ATSI in connection with the Acquisition Agreement (“Business Value”), and (ii) the consideration paid by Alanco to

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

TSIN (“Consideration Value “). If the Consideration Value was determined to be within 15% of the Business Value, neither party was entitled to any damages or claims. All of the pending litigation matters were dismissed by the parties pending the appraisal. The appraisal was completed on October 7, 2008 and found that the Consideration Value was within 15% of the Business Value, finally resolving the dispute.

As a result of the Settlement Agreement with the TSIN Bankruptcy Trustee and conclusions of the third party appraiser, all obligations of Alanco and ATSI to TSIN have been fully resolved, including any unpaid liabilities arising from the acquisition agreement through which Alanco acquired the assets of TSIN. Based upon the settlement, the Company recognized the write-off of approximately $314,000 in notes payable presented in the notes to the condensed consolidated financial statements at June 30, 2008 as contingent notes payable and recognized the adjustment as a reduction in legal expenses.

The Settlement Agreement permits Alanco to continue to pursue its claims previously represented by filed Proofs of Claim against the TSIN estate which are unrelated to the settled lawsuit, which include claims for certain expenses incurred by Alanco on behalf of TSIN following the acquisition and claims for indemnity relating to obligations of TSIN not assumed by Alanco. The Company intends to pursue those claims.

Note L – Litigation

The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The Company is also a party to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company. The actions are more fully described below.

StarTrak Systems Litigation - On July 12, 2007, the Company’s subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd., Satamatics, Inc., and Farruhk Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), for misappropriation of trade secrets, violation of confidentiality agreements and contempt for violation of a previously issued court order concerning such trade secrets issued to Brian Hester. Brian Hester and Farruhk Shahzad are previous employees of StarTrak, and the Company believes that they have employed and/or are attempting to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. The Company is seeking injunctive relief and damages from the defendants.

Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney’s fees and costs. The Company has appealed the decision to the Arizona Court of Appeals.

The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of September 30, 2008, there was no such additional litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note M – Subsequent Events

The Company announced on November 10, 2008 that its StarTrak Systems subsidiary has entered the emerging market for wireless tracking and monitoring services to the construction equipment industry through the acquisition the assets of MicroLogic, Inc. located in Lowell, Massachusetts.

The MicroLogic business model is recurring revenue driven, similar to StarTrak’s, in that an initial sale and installation of a transponder unit on an asset is followed by a monthly recurring subscription payment plan for monitoring data services. The customer value proposition related to MicroLogic’s data services includes increased revenues for equipment rental companies through maximized asset utilization and decreased operating costs through improved maintenance and fuel savings. Although current market penetration for monitoring construction equipment is minimal, the potential addressable U.S. market is estimated to exceed one million assets, which would translate to initial hardware sales of about $750 million and annual data services revenues in the range of $300 million. Based upon SEC rules, the acquisition is not deemed to be significant.

The Company’s board of directors, during its October 2008 board meeting, approved a one-year expiration date extension for a group of warrants issued pursuant to private offerings to accredited investors for the purchase of Class A Common Stock. The warrants grant the right to purchase a total of 20,000 shares of the Company’s Class A Common Shares at a price of $1.50 per share and 460,000 shares at $1.25 per share. The warrants to purchase 20,000 shares at a price of $1.50 per share now expire on October 31, 2009 and the warrants to purchase 460,000 shares at a price of $1.25 now expire on November 19, 2009. Warrants for 300,000 shares, or 65% of the total, were held by officers and directors of the Company.

Note N - Liquidity

During the quarter ended September 30, 2008, the Company reported a loss from operations of approximately $1.2 million. During fiscal year ended June 30, 2008 the Company reported losses from continuing operations of approximately $7.3 million. Although the Company raised additional capital during the current quarter, the significant losses raise doubt about the ability of the Company to continue as a going concern.  During fiscal 2009, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required.  While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations.  As a result, the Company’s registered independent public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2008. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-

ALANCO TECHNOLOGIES, INC.

looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; unfavorable result of current pending litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers; federal and/or state regulatory and legislative actions; customer preferences and spending patterns; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships. New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

General

Information on industry segments is incorporated by reference from Note H – Industry Segment Data to the Condensed Consolidated Financial Statements.

ALANCO TECHNOLOGIES, INC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, inventory valuations, carrying value of goodwill and intangible assets, estimated profit and estimated percent complete on uncompleted contracts in process, stock-based compensation, income and expense recognition, income taxes, ongoing litigation, and commitments and contingencies. Our estimates are based upon historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may materially differ from these estimates under different assumptions and conditions.

Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. We considered the following to be critical accounting policies:

Principles of consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition – The Company recognizes revenue, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided. Revenue from material long-term contracts (in excess of $250,000 and not completed in the reporting period) in all business segments are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined. Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract is known, the entire amount of the estimated ultimate loss is accrued.

Long-lived assets and intangible assets – The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Results of Operations

Three months ended September 30, 2008 versus three months ended September 30, 2007

Net Sales

Consolidated net sales for the first fiscal quarter ended September 30, 2008 were $6,027,800, an increase of $1,475,200, or 32.4%, compared to sales of $4,552,600 reported for the first quarter of fiscal 2008. The increase resulted from an increase in sales of the RFID Technology segment of $1,839,200, or 608%, a $185,600, or 5.9%, increase in sales of the Company’s Wireless Asset Management, offset by a decrease of $549,600, or 48.9%, in the Company’s Data Storage segment. The increase in the RFID Technology segment resulted from sales under existing contracts as additional progress on the contracts was achieved and the slight increase in Wireless Asset Management segment sales resulted from increased hardware sales. The 48.9% decrease in sales in the Data Storage segment resulted from the segment’s inability to replace some large orders that were billed in the first quarter of the prior year. The Company does not consider the first quarter percentage increases to be indicative of a trend.

ALANCO TECHNOLOGIES, INC.

Gross Profit

Consolidated gross profit for the quarter ended September 30, 2008 amounted to $1,583,600, a decrease of $4,100 compared to $1,587,700 in gross profit reported for the comparable quarter of the prior year. The gross profit decreases were due to decreases in both the Wireless Asset Management and Data Storage segments offset by an increase in gross profit for the RFID Technology segment. The gross profit of the Wireless Asset Management segment decreased by $425,200, decreasing to $804,500 in the current quarter from $1,229,700 in the comparable quarter of the prior fiscal year. Gross margins for the Wireless Asset Management segment also decreased from 39.3% in the comparable quarter of the prior year to 24.3% in the current quarter. The decrease in gross profit and gross margin was primarily due to unusually high warranty costs related to an early version of ReeferTrak product and additional cost incurred to assist current customers in their transition from analog to digital hardware products. In addition, Data Storage segment gross profit decreased during the current quarter compared to the same quarter of the prior year by $115,000, from $299,500 to $184,500. The Data Storage segment decrease was due to decreased sales as the gross margin actually increase from 26.7% in the comparable quarter of the prior fiscal year to 32.2% in the quarter ended September 30, 2008. .

The decreased gross margin of the Wireless Asset Management and Data Storage segments was offset by an increase of $536,100 in the RFID Technology segment, increasing from $58,500 in the first quarter of fiscal year 2008 to $594,600 in the current quarter. The gross profit increase is due to higher sales, although gross margins also improved to 27.8% compared to 19.3% reported for the same period of the prior year. Consolidated gross margins decreased from 34.9% in the prior year to 26.3% in the current year, due primarily to the reduced gross margin of the Wireless Asset Management segment. Gross margin can be impacted in all business segments by economic conditions and specific market pressures. As a result, the changes in gross margins reported for the current quarter are not considered to be trends.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, excluding corporate expenses of $53,700, for the current quarter decreased to $2,199,800, a decrease of $376,200, or 14.6%, when compared to $2,576,000 incurred in the comparable quarter of fiscal year 2008. The decrease was due to decreases in all business segments, including a $176,300, or 31.3%, decrease in the RFID Technology segment due primarily to deferral of certain engineering costs, $153,100 decrease, or 34.2%, in the Data Storage segment related to decreased sales commissions and a reduction of general and administrative expenses and a decrease of $46,800, or 3%, in the Wireless Asset Management segment.

Operating Loss

Operating Loss for the quarter was ($669,900) compared to an Operating Loss of ($1,289,100) reported for the same quarter of the prior year, an improvement of $619,200, or 48%. The improved operating results are due to improved results in the RFID Technology segment, which reported an Operating Profit of $207,200 compared to a ($505,200) Operating Loss reported for the same quarter of the prior year, and improved results in the Data Storage segment, which reduced it Operating Loss to ($110,600), a reduction of $38,100, or 25.6%, when compared to ($148,700) reported in the first quarter of the prior fiscal year. The Wireless Asset Management segment reported an operating loss for the quarter of ($712,800), compared to an operating loss of ($334,400) for the comparable quarter of the prior year, an increase of ($378,400), or 113%. Corporate expenses decreased by 82.1% to ($53,700) from ($300,800), a decrease of $247,100, due to the recovery of legal expenses related to the TSIN lawsuit that has been settled.

Other Income and Expense

Net interest expense for the quarter increased to $378,400, an increase of $167,900, or 79.8%, compared to net interest expense of $210,500 for the same quarter in the prior year. The increase was due to a one-time accelerated amortization of deferred loan costs of approximately $215,000 related to the prepayment on the ComVest term loan. The increase in interest expense was partially offset by reduced borrowings.

ALANCO TECHNOLOGIES, INC.

The Company reported a reduction in Other Income from $16,400 in the first quarter of the prior fiscal year to a loss of ($183,400) reported in the current quarter. The reduction in Other Income was due to a $187,500 charge related to reduction in estimated value of the Company’s 8.9% investment in TSIN.

The operations of TSI were acquired in May of 2002 by the issuance of 2.4 million (post October 16, 2006 reverse split) shares of the Company’s Class A Common Stock and the assumptions of certain specific liabilities. In anticipation of the transaction, the Company had acquired approximately 8.9% of the then outstanding shares of TSIN. TSIN had stated it was its intent to liquidate enough shares of the Alanco stock to pay off all TSIN liabilities and to distribute the remaining Alanco shares to the TSIN stockholders. To reflect the 8.9% investment in TSIN subsequent to the acquisition, the Company estimated that approximately 2.25 million shares would be remaining after payment of all TSIN liabilities and that an 8.9% ownership would receive approximately 200,000 shares upon distribution. Therefore, the Company recorded 200,000 treasury shares valued at market price on the transaction date.

On January 30, 2003, a shareholder of TSIN filed suit naming as defendants the Company and its wholly owned subsidiary, ATSI. The complaint set forth various allegations and sought damages arising out of the Company's acquisition of substantially all of the assets of TSIN. Eventually, the lawsuit was transferred to TSIN who became the plaintiff and continued the legal process until September 2007 when the parties to the lawsuit entered into a Settlement Agreement more fully explained in Note K – TSIN Litigation Settlement. From 2003 through September 2007, TSIN incurred significant legal expenses associated with the lawsuit, which reduced the number of Alanco shares available to TSIN shareholders upon distribution. To reflect that reduction in investment value of the Company’s 8.9% ownership in TSIN, the Company reduced the estimated number of treasury shares to be acquired upon distribution from 200,000 shares to 100,000 shares and recorded a charge to other expenses of $187,500 during the quarter ended September 30, 2008.

(Loss) Earnings before Dividends, Interest, Depreciation & Amortization (EBITDA)

The Company believes that (loss) earnings before net interest expense, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco’s 2009 fiscal year first quarter represents a loss of ($712,700) compared to a loss of ($1,103,100) for the same quarter of the prior fiscal year, an improvement of $390,400, or 35.4%. A reconciliation of EBITDA to Net Loss for the quarters ended September 30, 2008 and 2007 is presented below:

EBITDA RECONCILIATION to NET LOSS (unaudited)
	3 months ended	3 months ended
	September 30,	September 30,
	2008	2007
EBITDA	$(712,700)	$(1,103,100)

Net interest expense	(378,400)	(210,500)
Depreciation and amortization	(140,600)	(169,600)

NET LOSS	$(1,231,700)	$(1,483,200)

Dividends

The Company paid quarterly in-kind Series B Preferred Stock Dividends during the first quarter ended September 30, 2008 of $22,700. During the prior year quarter ended September 30, 2007, the Company paid in-kind dividends for Series A and Series B Preferred Stock valued at $357,000. All Series A Preferred Stock had been converted to Common Stock as of June 30, 2008. In addition, the Company paid cash dividends during the quarter

ALANCO TECHNOLOGIES, INC.

ended September 30, 2008 of $68,300 related to the Series D Preferred Stock. No Series D Preferred Stock was outstanding during the quarter ended September 30, 2007.

Net Loss Attributable to Common Shareholders

Net Loss Attributable to Common Shareholders for the quarter ended September 30, 2008 amounted to ($1,322,700), or ($.04) per share, compared to a loss of ($1,840,200), or ($.08) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

The Company’s current assets at September 30, 2008 exceeded current liabilities by $2,555,200, resulting in a current ratio of 1.39 to 1. The comparable working capital at June 30, 2008 was $759,300, reflecting a current ratio of 1.10 to 1. The improvement in current ratio at September 30, 2008 versus June 30, 2008 resulted from the completion of a private offering to accredited investors whereby the Company issued 180,000 shares of Series D Preferred Stock at a price of $10.00 per share raising approximately $1.8 million.

Consolidated accounts receivable of $3,312,100 at September 30, 2008 reflects an increase of $521,500, or 18.7%, when compared to the $2,790,600 reported as consolidated accounts receivable at June 30, 2008. The accounts receivable balance at September 30, 2008 for the Data Storage segment represents sixteen days’ sales in receivables, an increase compared to eight days’ sales at June 30, 2008. The increase was due primarily to a decrease in the proportion of credit card sales during the current quarter compared to the year ended June 30, 2008. The days’ sales calculation of the Data Storage segment can be significantly affected by the proportion of credit card sales in the last month of the reporting period and therefore, the increase in days’ sales for the Data Storage segment is not considered a trend.

The accounts receivable balance for the Wireless Asset Management segment at September 30, 2008 was $1,967,800 compared to $1,783,700 at June 30, 2008, an increase of $184,100, or 10.3%. Days’ sales in receivables for the Wireless Asset Management decreased to fifty-four from fifty-five days’ sales in receivables reported at June 30, 2008.

The accounts receivable balance at September 30, 2008 for the RFID Technology segment represents fifty-three days’ sales in receivables as compared to two hundred and three days’ sales in receivables at June 30, 2008. Days’ sales in receivables for the RFID Technology segment are distorted at June 30, 2008 due to the lack of significant sales for the period ended June 30, 2008.

Consolidated inventories at September 30, 2008 amounted to $3,676,000, a decrease of $1,114,900, or 23.3%, when compared to $4,790,900 at June 30, 2008. The inventory balance at September 30, 2008 for the Data Storage segment reflected an inventory turnover of 2.3 compared to an inventory turnover of 3.4 at June 30, 2008. The inventory balance for the Wireless Asset Management segment at September 30, 2008 was $2,061,900 compared to $2,024,100 at June 30, 2008, a decrease of $37,800, or 1.9%. The inventory balance at September 30, 2008 for the Wireless Asset Management segment represents an inventory turnover of 4.9 compared to 4.1 as of June 30, 2008. The inventory balance of the RFID Technology segment at September 30, 2008 represents inventory turnover of 6.6 as compared to .72 at June 30, 2008 due to increased shipments for existing contracts.

At September 30, 2008, the Company had fully drawn available funds of $2.5 million under a $2.5 million line of credit agreement. See Note J - Line of Credit and Term Loan for additional discussion of the existing line of credit agreement.

Cash used in operations for the three-month period ended September 30, 2008 was $875,700, a decrease of $1,539,000, or 63.7%, when compared to cash used in operations of $2,414,700 for the comparable period ended September 30, 2007. The decrease in cash used in operating activities during the three-month period resulted primarily from a decrease in inventories and reduced net loss.

ALANCO TECHNOLOGIES, INC.

During the three months ended September 30, 2008, the Company reported cash used by investing activities of $18,000, compared to $31,400 reported for the same period in the prior fiscal year. The decrease in cash used by investing activities is the result of a reduction in purchase of property, plant and equipment compared to the prior fiscal year quarter ended September 30, 2007.

Cash provided by financing activities for the three months ended September 30, 2008 amounted to $1.4 million, a decrease of $2.5 million compared to the $3.9 million provided by financing activities for the three months ended September 30, 2007. The decrease in financing activity resulted primarily from a $2.7 million reduction in proceeds from sale of equity instruments during the quarter ended September 30, 2008 compared to the same period of the prior fiscal year.

The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2009 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at September 30, 2008. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2009. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company’s efforts will be successful. The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4T - CONTROLS AND PROCEDURES

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weakness identified as of June 30, 2008. Notwithstanding the existence of the material weakness identified as of June 30, 2008, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Company is continuing the process of developing and implementing a remediation plan to address the material weaknesses as described above.

The Company has taken the following actions to improve internal control over financial reporting:

•    During the remaining period through the year ending June 30, 2009, we intend to devote resources, to properly assess, and remedy if needed, our control environment and entity-level controls.

•    During the remaining period through the year ending June 30, 2009, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards.

•    In July 2008, the senior accounting position at one of the Company’s subsidiaries was upgraded with the addition of experienced accounting personnel.  The Company plans to continue to enhance the staffing and competency level within the department with training and periodic reviews.

ALANCO TECHNOLOGIES, INC.

In addition, the following are specific remedial actions to be taken for matters related to inventory transactions including significant and non-routine adjustments.

•    The Company requires that all significant or non-routine inventory adjustments be thoroughly researched, analyzed, and documented by qualified warehouse personnel, and to provide for complete review of the resulting transaction by the Warehouse Supervisor prior to recording the transactions.  In addition, all major transactions will require the additional review and approval of the Materials Manager.

•	Develop and implement focused monitoring controls and other procedures in the Internal Audit function.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the quarter ended September 30, 2008.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended September 30, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The Company is also a party to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company, and has recently concluded litigation that relates to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation (“TSIN”). The actions are more fully described below.

ALANCO TECHNOLOGIES, INC.

StarTrak Systems Litigation - On July 12, 2007, the Company’s subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd., Satamatics, Inc., and Farruhk Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), for misappropriation of trade secrets, violation of confidentiality agreements and contempt for violation of a previously issued court order concerning such trade secrets issued to Brian Hester. Brian Hester and Farruhk Shahzad are previous employees of StarTrak, and the Company believes that they have employed and/or are attempting to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. The Company is seeking injunctive relief and damages from the defendants.

Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney’s fees and costs. The Company's has appealed the decision to the Arizona Court of Appeals and anticipates a favorable decision in the spring of 2009.

TSIN Litigation - On January 30, 2003, a shareholder of TSIN filed suit naming as defendants the Company and its wholly owned subsidiary, ATSI. The complaint set forth various allegations and sought damages arising out of the Company's acquisition of substantially all of the assets of TSIN.

TSIN is currently in Chapter 7 bankruptcy. The Chapter 7 Trustee failed to prosecute the action timely and the state court dismissed the action for lack of prosecution, but allowed the Trustee to restart the action, which the Trustee did as case number CV2006-007398, in the Superior Court, Maricopa County, Arizona.

The parties to the lawsuit entered into a Settlement Agreement, which was attached as an exhibit to Form 8-K filed on September 21, 2007. In place of the litigation, the Settlement Agreement provided for a valuation procedure, conducted by an independent third party valuation expert, to value (i) the assets transferred by TSIN to Alanco and ATSI in connection with the Acquisition Agreement (“Business Value”), and (ii) the consideration paid by Alanco to TSIN (“Consideration Value “). If the Consideration Value was determined to be within 15% of the Business Value, neither party was entitled to any damages or claims. All of the pending litigation matters were dismissed by the parties pending the appraisal. The appraisal was completed on October 7, 2008 and found that the Consideration Value was within 15% of the Business Value, finally terminating the dispute.

The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of September 30, 2008, there was no such other litigation pending deemed material by the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008, the Company issued 2,300 Shares of Series B Preferred Stock as in-kind dividend payments, 180,000 shares of Series D Preferred Stock in a private offering to accredited investors and a total of 242,400 shares of Class A Common Stock, including 14,400 shares for services rendered and 228,000 shares issued for stock options exercised.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ALANCO TECHNOLOGIES, INC.

Item 6. EXHIBITS

31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer
32.2 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALANCO TECHNOLOGIES, INC.
(Registrant)

/s/ John A. Carlson

John A. Carlson
Executive Vice President and
Chief Financial Officer

ALANCO TECHNOLOGIES, INC.

EXHIBIT 31.1

Certification of

Chairman and Chief Executive Officer

of Alanco Technologies, Inc.

I, Robert R. Kauffman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alanco Technologies, Inc.;

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

4.   The small business issurer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 14, 2008

/s/ Robert R. Kauffman

_____________________

Robert R. Kauffman

Chairman and Chief Executive Officer

ALANCO TECHNOLOGIES, INC.

EXHIBIT 31.2

Certification of

Vice President and Chief Financial Officer

of Alanco Technologies, Inc.

I, John A. Carlson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alanco Technologies, Inc.;

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

4.   The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 14, 2008

/s/ John A. Carlson

_____________________

John A. Carlson

Executive Vice President and Chief Financial Officer

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

/s/ Robert R. Kauffman
Robert R. Kauffman
Chairman and Chief Executive Officer
Alanco Technologies, Inc.
Dated:	November 14, 2008

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

/s/ John A. Carlson
John A. Carlson
Chief Financial Officer
Alanco Technologies, Inc.
Dated:	November 14, 2008