Form 10-Q
period 2008-12-31
ALANCO TECHNOLOGIES INC
filed 2009-02-17
CIK 98618

ALANCO TECHNOLOGIES, INC.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2008

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

                                 (480) 607-1010
                         (Registrant's telephone number)

                 ----------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. X Yes ___ No
                                        ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ___      Accelerated filer         ___

Non-accelerated file       ___      Smaller reporting company  X
                                                              ----

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
         ___      Yes      ___      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  As of February 9, 2009 there were 31,926,300 shares, net of treasury shares, of common stock outstanding.

                                      INDEX                               Page
                                                                         Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of December 31, 2008
             (Unaudited)and June 30, 2008                                   4

         Condensed Consolidated Statements of Operations (Unaudited)
             For the three months ended December 31, 2008 and 2007          5

         Condensed Consolidated Statements of Operations (Unaudited)
             For the six months ended December 31, 2008 and 2007            6

         Condensed Consolidated Statements of Changes in Shareholders'
             Equity (Unaudited) For the six months ended December 31, 2008  7

         Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the six months ended December 31, 2008 and 2007            8

  Notes to Condensed Consolidated Financial Statements (Unaudited)         10
         Note A - Basis of Presentation and Recent Accounting
                  Pronouncements
         Note B - Stock Based Compensation
         Note C - Inventories
         Note D - Contracts in Process
         Note E - Deferred Revenue
         Note F - Loss per Share
         Note G - Equity
         Note H - Industry Segment Data
         Note I - Related Party Transactions
         Note J - Line of Credit and Term Loan
         Note K - TSIN Litigation Settlement
         Note L - Litigation
         Note M - Subsequent Events
         Note N - Liquidity

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        26

Item 4T. Controls and Procedures                                           26

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        27

         Item 2.  Unregistered Sale of Equity Securities and Use of
                  Proceeds                                                 28

         Item 4.  Submission of Matters to a Vote of Security Holders      28

         Item 6.  Exhibits                                                 29

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2008 AND JUNE 30, 2008

                                              December 31, 2008   June 30, 2008
                                             ------------------  --------------
ASSETS                                            (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                     $    554,200     $     726,900
  Accounts receivable, net                         2,345,000         2,790,600
  Notes receivable, current                                -            29,600
  Cost and estimated earnings in excess
    of billings on uncompleted contracts             415,100                 -
  Inventories, net                                 3,404,200         4,790,900
  Prepaid expenses and other current assets          630,700           333,600
                                                -------------    --------------
     Total current assets                          7,349,200         8,671,600
                                                -------------    --------------
PROPERTY, PLANT AND EQUIPMENT, NET                   287,500           269,600
                                                -------------    --------------
OTHER ASSETS
  Goodwill, net                                   17,931,700        17,931,700
  Other intangible assets, net                     1,433,600         1,564,100
  Other assets                                       554,000           659,900
                                                -------------    --------------
         Total other assets                       19,919,300        20,155,700
                                                -------------    --------------
TOTAL ASSETS                                    $ 27,556,000     $  29,096,900
                                                =============    ==============
LIABILITIES AND  SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses         $  4,059,700     $   4,638,000
  Dividends payable                                  105,900
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                459,800           667,900
  Notes payable, current                             761,200         1,794,500
  Customer advances                                   12,500            53,300
  Deferred revenue, current                        1,048,600           758,600
                                                -------------    --------------
     Total current liabilities                     6,447,700         7,912,300
LONG TERM LIABILITIES
  Notes payable, long term                         3,600,000         3,508,400
  Deferred revenue, long term                        110,100           140,900
                                                -------------    --------------
TOTAL LIABILITIES                                 10,157,800        11,561,600
                                                -------------    --------------
  Preferred Stock - Series B, 95,900 and 91,300
    shares issued and outstanding, respectively      946,500           900,500
                                                -------------    --------------
SHAREHOLDERS' EQUITY
  Preferred - Series A - 500,000 shares
    authorized, none outstanding                           -                 -
  Preferred - Series D - 500,000 shares
    authorized, 280,000 and 100,000 shares
    outstanding, respectively                      2,792,300           997,100
  Common Stock - 31,869,700 and 31,427,300
    shares outstanding, net of 100,000 and
    200,000 Treasury Stock, respectively         103,937,300       103,213,000
  Accumulated deficit                            (90,277,900)      (87,575,300)
                                                -------------    --------------
    Total shareholders' equity                    16,451,700        16,634,800
                                                -------------    --------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 27,556,000      $ 29,096,900
                                                =============    ==============

    See accompanying notes to the condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

                                                     2008              2007
                                                -------------    --------------

NET SALES                                       $  5,355,100      $  3,770,200

  Cost of goods sold                               3,949,400         2,604,000
                                                -------------    --------------

GROSS PROFIT                                       1,405,700         1,166,200

  Selling, general and administrative expense      2,521,400         3,005,500
                                                -------------    --------------

OPERATING LOSS                                    (1,115,700)       (1,839,300)

OTHER INCOME & (EXPENSES)
  Interest expense, net                             (133,600)         (187,900)
  Other income (expense)                              (1,300)           21,400
                                                -------------    --------------
NET LOSS                                          (1,250,600)       (2,005,800)

  Preferred stock dividends - cash                  (105,900)              -
  Preferred stock dividends - paid in kind           (23,300)          (21,100)
                                                -------------     -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $ (1,379,800)     $ (2,026,900)
                                                =============     =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  - Net loss attributable to common
    shareholders                                $      (0.04)     $      (0.09)
                                                =============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  - Basic and diluted                             31,823,600        21,890,100
                                                =============    ==============

    See accompanying notes to the condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

                                                     2008              2007
                                                -------------    --------------

NET SALES                                       $ 11,383,000      $  8,322,800

  Cost of goods sold                               8,393,700         5,568,900
                                                -------------    --------------

GROSS PROFIT                                       2,989,300         2,753,900

  Selling, general and administrative expense      4,774,800         5,882,300
                                                -------------    --------------

OPERATING LOSS                                    (1,785,500)       (3,128,400)

OTHER INCOME & (EXPENSES)
  Interest expense, net                             (512,100)         (398,200)
  Other income (expense)                            (184,800)           37,600
                                                -------------    --------------
NET LOSS                                          (2,482,400)       (3,489,000)

  Preferred stock dividends - cash                  (174,200)                -
  Preferred stock dividends - paid in kind           (46,000)         (378,100)
                                                -------------    --------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $ (2,702,600)     $ (3,867,100)
                                                =============    ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  - Net loss attributable to common
    shareholders                                $      (0.09)     $      (0.17)
                                                =============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  - Basic and diluted                             31,589,100        22,403,100
                                                =============    ==============

    See accompanying notes to the condensed consolidated financial statements


                                                      ALANCO TECHNOLOGIES, INC.

                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 (unaudited)
                                                                     SERIES D
                                            COMMON STOCK         PREFERRED STOCK      TREASURY STOCK      ACCUMULATED
                                        SHARES       AMOUNT     SHARES      AMOUNT   SHARES      AMOUNT     DEFICIT        TOTAL
                                    -------------------------  -------------------- --------------------- ------------- ------------

Balances, June 30, 2008               31,627,300 $103,588,100   100,000  $  997,100  200,000  $ (375,100) $(87,575,300) $16,634,800

  Shares issued for services              14,400       18,800         -           -        -           -             -       18,800
  Shares issued for options
    exercised                            228,000      244,000         -           -        -           -             -      244,000
  Shares issued for acquisition          100,000       72,900         -           -        -           -             -       72,900
  Value of stock based compensation            -      240,500         -           -        -           -             -      240,500
  Private offering, net of expenses            -            -   180,000   1,795,200        -           -             -    1,795,200
  Reduced value of treasury shares             -            -         -           - (100,000)    187,500             -      187,500
  Series D Preferred dividends,
    paid in cash or declared                   -            -         -           -        -           -      (174,200)    (174,200)
  Series B Preferred dividends,
    paid in kind                               -            -         -           -        -           -       (46,000)     (46,000)
  NASDAQ listing fees and other                -      (39,400)        -           -        -           -             -      (39,400)
  Net loss                                     -            -         -           -        -           -    (2,482,400)  (2,482,400)
                                    ------------ ------------  --------- ---------- --------- ----------- ------------- ------------
Balances, December 31, 2008           31,969,700 $104,124,900   280,000  $2,792,300  100,000  $ (187,600) $(90,277,900) $16,451,700
                                    ============ ============  ========= ========== ========= =========== ============= ============

                            See accompanying notes to the condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

                                                     2008          2007
                                                -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations                $(2,482,400)  $(3,489,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                  285,900       338,000
      Stock-based compensation                       240,500       161,900
      Stock issued for services                       18,800        69,200
      Treasury shares adjustment related to
        TSIN acquisition                             187,500             -
      Notes payable/receivable write-off
        associated with TSIN settlement, net        (284,500)            -
      Amortization of debt discount                        -        45,000
      Income from assets held for sale                     -       (37,600)
  Changes in:
      Accounts receivable, net                       445,600        34,100
      Inventories, net                             1,386,700    (1,117,800)
      Costs in excess of billings and estimated
        earnings on uncompleted contracts           (415,100)       97,600
      Prepaid expenses and other current assets     (297,100)      (88,400)
      Accounts payable and accrued expenses         (472,400)     (324,200)
      Deferred revenue                               259,200       110,700
      Billings and estimated earnings in excess
        of costs on uncompleted contracts           (208,100)            -
      Customer advances                              (40,800)            -
      Other assets                                   105,900      (269,100)
                                                -------------  ------------
      Net cash used in operating activities       (1,270,300)   (4,469,600)
                                                -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash from discontinued operations and
    assets held for sale                                   -        37,600
  Purchase of property, plant and equipment          (87,700)      (98,200)
  Patent renewal and other                           (12,700)       (1,000)
                                                -------------  ------------
  Net cash used in investing activities             (100,400)      (61,600)
                                                -------------  ------------

    See accompanying notes to the condensed consolidated financial statements

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                FOR THE SIX MONTHS ENDED DECEMBER 31, (continued)

                                                     2008           2007
                                                -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) advances on line of credit        500,000        475,000
  Repayment on borrowings                         (1,627,600)      (857,800)
  Additional borrowing                               500,000              -
  Proceeds from sale of equity instruments         2,039,200      4,752,700
  Cash dividends paid                               (174,200)             -
  Other                                              (39,400)       (34,400)
                                                -------------  -------------
     Net cash provided by financing activities     1,198,000      4,335,500
                                                -------------  -------------

NET INCREASE IN CASH                                (172,700)      (195,700)

CASH AND CASH EQUIVALENTS, beginning of period       726,900        615,800
                                                -------------  -------------

CASH AND CASH EQUIVALENTS, end of period        $    554,200   $    420,100
                                                =============  =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Net cash paid during the period for interest  $    160,200   $    230,500
                                                =============  =============

  Non-Cash Activities:
    Value of stocks and warrants issued
      for services, prepayments and line
      of credit amendment                       $     18,800   $     90,000
                                                =============  =============
    Treasury stock adjustment related to
       TSIN acquisition                         $    187,500   $          -
                                                =============  =============
      Write-off of contingent notes payable
         - TSIN settlement                      $    314,100   $          -
                                                =============  =============
      Write-off of notes receivable
         - TSIN settlement                      $     29,600   $          -
                                                =============  =============
      Shares issued in acquisition              $     72,900   $          -
                                                =============  =============
      Series B preferred stock dividend,
         paid in kind                           $     46,000   $     41,700
                                                =============  =============
      Series A preferred stock dividend,
         paid in kind                           $          -   $    336,400
                                                =============  =============

    See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2008 Annual Report filed on Form 10-KSB. Interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

         The Company has stock-based compensation plans and, effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the six-month periods ended December 31, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted during the period, or granted in a prior period if not fully vested as of July 1, 2006. Stock based compensation expense for all stock-based compensation awards granted prior to July 1, 2006 were based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after July 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (generally the option vesting term).

         The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

o Expected term is determined using an average of the contractual term and vesting period of the award;

o Expected volatility of award grants made under the Company's plans is measured using the historical daily changes in the market price of the Company's common stock over the expected term of the award;

o Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

o Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential future forfeitures.

         Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in their adoption of SFAS 123R. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110") regarding assumptions used in valuation methods. The Company has applied the provisions in SAB 110 in their valuation of stock based compensation.

         Long-lived assets and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Recent Accounting Pronouncements

         With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2008, that are of significance, or potential significance, to us.

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

         In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its financial position and results of operations.

         In May 2008, the FASB issued SFAS 163 "Accounting for Financial Guarantee Insurance Contracts". SFAS 163 clarifies how FASB Statement 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. The Company does not have subsidiaries in the insurance industry and has determined that this statement will not have a material effect on its consolidated financial statements.

         In June 2008, the FASB reached a consensus in Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS
133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

         In October 2008, the FASB issued Staff Position No. EITF 08-9, "Milestones Method of Revenue Recognition" ("EITF 08-9"). EITF 08-9 addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The FASB staff could not reach agreement on transition of EITF 08-9. The Company is currently assessing the impact of EITF 08-9 on its financial position and results of operations.

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

         The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

         Assumptions for awards of options granted during the six months ended December 31, 2008 were:

                                                    Awards granted
                                                   six months ended
                                                  December 31, 2008
                                                  -----------------
Dividend yield                                             0%
Expected volatility                                       62%
Weighted-average volatility                               62%
Risk-free interest rate                                    4%
Expected life of options (in years)                    2.5 - 3.75
Weighted average grant-date fair value                   $0.54

         The following table summarizes the Company's stock option activity during the first six months of fiscal 2009:

                                            Weighted   Weighted
                                            Average    Average
                                            Exercise   Remaining   Aggregate
                                             Price    Contractual Instrinsic
                                  Shares   Per Share    Term(1)    Value (2)
                               ----------- --------- ------------ ----------

Outstanding July 1, 2008        6,673,000     $2.00      4.10         --
  Granted                       1,165,000     $1.18      4.89         --
  Exercised                      (228,000)    $1.07       --          --
  Forfeited or expired           (148,000)    $1.75       --          --
                               ----------- --------- ------------ ----------
Outstanding December 31, 2008   7,462,000     $1.90      3.80         $0
                               =========== ========= ============ ==========
Exercisable December 31, 2008   4,998,800     $2.03      3.79         $0
                               =========== ========= ============ ==========

(1)    Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2008, for those awards that have an exercise price below the closing price as of December 31, 2008 of $0.72.

Note C - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of December 31, 2008 and June 30, 2008 are summarized as follows:

                                    December 31,        June 30,
                                       2008               2008
                                  ---------------   --------------
                                    (unaudited)
Raw materials and purchased parts $    3,969,400    $   5,163,400
Finished goods                           164,900          359,800
                                  ---------------   --------------
                                       4,134,300        5,523,200
Less reserves for obsolescence          (730,100)        (732,300)
                                  ---------------   --------------
                                  $    3,404,200    $   4,790,900
                                  ===============   ==============

Note D - Contracts In Process

         Costs incurred and estimated earnings and billings in the RFID Technology segment related to contracts for the installation of TSI PRISM systems in process at December 31, 2008 and June 30, 2008 consist of the following:

                                                  December 31,      June 30,
                                                      2008            2008
                                                --------------- --------------
                                                 (unaudited)
Costs incurred on uncompleted contracts to date $     2,977,700 $     510,400
Estimated gross profit earned to date                   815,200       138,800
                                                --------------- --------------
Revenue earned to date                                3,792,900       649,200
Less: Billings to date                               (3,837,600    (1,317,100)
                                                --------------- --------------
                                                $       (44,700 $    (667,900)
                                                =============== ==============

         At December 31, 2008, the net billings in excess of costs and estimated earnings on uncompleted contracts is presented in the condensed consolidated balance sheet as billings in excess of cost and estimated earnings on uncompleted contracts of ($459,800) and cost and estimated earnings in excess of billing on uncompleted contracts of $415,100.

Note E - Deferred Revenue

         Deferred revenues at December 31, 2008 and June 30, 2008 consist of the following:

                                 December 31,     June 30,
                                    2008           2008
                               -------------- -------------
                                 (unaudited)
Deferred revenue               $   1,158,700  $    899,500
Less - current portion            (1,048,600)     (758,600)
                               -------------- -------------
Deferred revenue - long term   $     110,100  $    140,900
                               ============== =============

Note F - Loss Per Share

         Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options, warrants, and convertible debt that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2008, there were zero potentially dilutive securities included in the weighted average shares of common stock outstanding as inclusion of outstanding stock options, warrants, and stock issuable upon conversion of debt would be anti-dilutive.

Note G - Equity

         During the six months ended December 31, 2008, the Company issued a total of 342,400 shares of the Company's Class A Common Stock. Included were 14,400 shares issued for services valued at $18,800; 228,000 shares were issued for options exercised for proceeds of $244,000; and 100,000 shares, valued at $72,900, were issued in the acquisition of certain assets of MicroLogic, Inc., a business which employs an integrated fleet management system that transmits the location, run-hours and key operating metrics of mobile construction equipment to customers in real-time, using satellite communications, GPS positioning and Internet technologies. The stock transaction for the acquisition of the MicroLogic assets, effective on November 1, 2008, was valued at approximately $150,000 and is not material to the consolidated financial statements pursuant to the rules of the SEC.

         The Company also completed a private offering to accredited investors during the quarter ended September 30, 2008, with the issuance of 180,000 shares of Class D Preferred Stock at a price of $10 per share. 72%, or 130,000 of the 180,000 Series D Preferred Shares, were sold to directors and officers of the Company. The Company received $1,795,200, net of expenses of $4,800, for the offering.

         The value of employee stock-based compensation recognized for the six months ended December 31, 2008 amounted to $240,500, compared to $161,900 recognized in the comparable six-month period of the prior fiscal year. See Note A - Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

         The Company declared and paid dividends-in-kind on the Company's Series B preferred shares through the issuance of 4,600 shares of Series B Preferred Stock valued at $46,000. The Company paid cash dividends during the quarter on the Series D Preferred Stock of $68,300 and declared an additional $105,900 of cash dividends related to the Series D Preferred Stock in the quarter ended December 31, 2008. The Company's Preferred Stocks are more fully discussed in the Form 10-KSB for the year ended June 30, 2008.

Note H - Industry Segment Data

Information concerning operations by industry segment follows (unaudited):



                                   Six Months ended December 31,  Three Months ended December 31,
                                        2008         2007                2008        2007
                                   -----------------------------  -------------------------------
Revenue
     Data Storage                    $ 1,322,700    $ 2,062,600      $   749,300  $   939,800
     Wireless Asset Management         6,702,300      5,580,100        3,389,600    2,453,000
     RFID Technology                   3,358,000        680,100        1,216,200      377,400
 Total Revenue                       $11,383,000    $ 8,322,800      $ 5,355,100  $ 3,770,200
                                     ============   ============     ============ ============

Gross Profit
     Data Storage                    $   398,000    $   564,900      $   213,500  $   265,400
     Wireless Asset Management         1,747,000      2,125,900          942,400      896,200
     RFID Technology                     844,300         63,100          249,800        4,600
 Total Gross Profit                  $ 2,989,300    $ 2,753,900      $ 1,405,700  $ 1,166,200
                                     ============   ============     ============ ============

Gross Margin
     Data Storage                        30.1%           27.4%           28.5%         28.2%
                                     ------------   ------------     ------------ ------------
     Wireless Asset Management           26.1%           38.1%           27.8%         36.5%
                                     ------------   ------------     ------------ ------------
     RFID Technology                     25.1%            9.3%           20.5%          1.2%
                                     ------------   ------------     ------------ ------------
 Overall Gross Margin                    26.3%           33.1%           26.2%         30.9%
                                     ============   ============     ============ ============

Selling, General and Administrative Expense
     Data Storage                    $   555,500    $   831,500      $   260,500  $   383,300
     Wireless Asset Management         3,021,800      3,241,900        1,504,500    1,677,800
     RFID Technology                     787,800      1,150,500          400,500      586,800
                                     ------------   ------------     ------------ ------------
 Total Segment Operating Expense     $ 4,365,100    $ 5,223,900      $ 2,165,500  $ 2,647,900
                                     ============   ============     ============ ============

Operating Profit (Loss)
     Data Storage                    $  (157,500)   $  (266,600)     $   (47,000) $  (117,900)
     Wireless Asset Management        (1,274,800)    (1,116,000)        (562,100)    (781,600)
     RFID Technology                      56,500     (1,087,400)        (150,700)    (582,200)
     Corporate Expense, net             (409,700)      (658,400)        (355,900)    (357,600)
                                     ------------   ------------     ------------ ------------
 Operating Loss                      $(1,785,500)   $(3,128,400)     $(1,115,700) $(1,839,300)
                                     ============   ============     ============ ============

Depreciation and Amortization
     Data Storage                    $    10,100    $    15,100      $     5,000  $     7,400
     Wireless Asset Management           236,000        228,500          120,300      114,800
     RFID Technology                      39,500         93,900           19,700       45,900
     Corporate                               300            500              200          300
                                     ------------   ------------     ------------ ------------
 Total Depreciation and Amortization $   285,900    $   338,000      $   145,200  $   168,400
                                     ============   ============     ============ ============

                                    Dec. 31, 2008  June 30, 2008
                                    -------------  -------------
Accounts Receivable, net
     Data Storage                    $   119,100    $    78,700
     Wireless Asset Management         2,054,600      1,783,700
     RFID Technology                     171,300        910,600
     Corporate                                 0         17,600
                                     ------------   ------------
  Total Accounts Receivable          $ 2,345,000    $ 2,790,600
                                     ============   ============

Inventories, net
     Data Storage                    $   703,700    $   803,300
     Wireless Asset Management         1,776,500      2,024,100
     RFID Technology                     924,000      1,963,500
                                     ------------   ------------
 Total Inventories                   $ 3,404,200    $ 4,790,900
                                     ============   ============

Note I - Related Party Transactions

         The Company has a $2.5 million line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-KSB for the year ended June 30, 2008, with a private trust ("Lender") controlled by Mr. Donald Anderson, owner of approximately 13% of the Company's stock and member of the Company's Board of Directors. During August of 2008, the Agreement was amended whereby its credit line was increased to $2.5 million, the interest rate on the $500,000 increased amount was fixed at twelve (12%) percent per annum and the Lender was given the right to convert up to $1 million of the outstanding balance into Class A Common Stock of the Company at a price of $1.25 per share. (The Lender previously had the right to convert up to $500,000 of the outstanding balance at a price of $1.50 per share).

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

         The Company also completed a private offering to accredited investors during the quarter ended September 30, 2008, with the issuance of 180,000 shares of Class D Preferred Stock at a price of $10 per share. 130,000, or 72%, of the 180,000 Series D Preferred Shares were sold to directors and officers of the Company, including 100,000 issued to companies controlled by Mr. Anderson. The Company received $1,795,200, net of expenses of $4,800, for the offering.

         The board of directors of the Company, during its October 2008 board meeting, approved a one-year expiration date extension for a group of warrants issued pursuant to private offerings to accredited investors for the purchase of Class A Common Stock. The warrants grant the right to purchase a total of 20,000 shares of the Company's Class A Common shares at a price of $1.50 per share and 460,000 shares at $1.25 per share. The warrants to purchase 20,000 shares at a price of $1.50 per share now expire on October 31, 2009, and the warrants to purchase 460,000 shares at a price of $1.25 per share now expire on November 16, 2009. Warrants for 300,000 shares, or 65% of the total, were held by officers and directors of the Company.

         During January 2009, as an incentive for the holder to partially exercise warrants, the Company modified warrants issued to Programmed Land, Inc. to purchase 200,000 shares of the Company's Class A Common Stock by reducing the strike price to $.60 per share and extending the expiration date by two years. The modified warrants had a strike price of between $1.25 and $2.37 per share and expired in November 2009 and June 2010. Programmed Land, Inc. is controlled by Donald Anderson, a member of the Company's Board of Directors and owner of approximately 13% of the Company's stock.

Note J - Line of Credit and Term Loan

         At December 31, 2008, the Company had an outstanding balance under a line of credit agreement of $2,500,000. The balance is under a $2.5 million line of credit agreement with a private trust, entered into in June 2002 and last modified in August 2008. Under the Agreement, the Company must maintain a minimum balance due of at least $2.5 million through the July 1, 2010 maturity date. Interest is accrued at the prime rate plus 3% for any balance up to $2 million and 12% on balances in excess of $2 million. At December 31, 2008, the Company had drawn the maximum balance under the Agreement.

         During August 2008, the Company amended its term loan agreement with ComVest Capital LLC, allowing the Company to prepay the ComVest term loan without penalty and delaying related future monthly installment payments. The term loan was prepaid down to $1 million during the quarter ended September 30, 2008, delaying future installment payments of $100,000 per month until September 2009 and resulting in a new loan maturity date of June 2010. Under the amended agreement, ComVest has the right to convert any outstanding principal amount and/or accrued interest thereon into Class A Common Stock at a price of $1.21 per share. In addition, the interest rate for the remaining $1 million balance is 7.5% through October 2008, 8.5% through January 2009, 9.5% through April 2009 and 10.5% thereafter. Due to the prepayment, the Company expensed in the quarter ended September 30, 2008 previously deferred loan costs of approximately $216,000.

Note K - TSIN Litigation Settlement

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

Note L - Litigation

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

         Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-

13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company has appealed the decision to the Arizona Court of Appeals.

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of December 31, 2008, there was no such additional litigation pending deemed material by the Company.

Note M - Subsequent Events

         During January 2009, the Company amended its line of credit agreement with a Trust, increasing the credit limit by $750,000, to $3,250,000. As compensation for amending the credit line agreement, the Company adjusted the strike price of certain warrants to purchase a total of 270,000 shares of the Company's Common Stock from a weighted average exercise price of approximately $1.95 per share to $.60 per share. In addition, the expiration date of each warrant was extended by 2 years. Donald Anderson, a trustee of the Trust, is a member of the Company's Board of Directors and owns approximately 13% of the Company's stock.

         The Company announced on February 9, 2009 that its StarTrak Systems subsidiary has secured a $1.2 million order for its advanced ReeferTrak RT6000 units. The enhanced system offers increased opportunities for the refrigerated transport industry to track, monitor and manage its refrigeration units. StarTrak's ReeferTrak RT6000 is a powerful, wireless refrigeration operation management tool available for the freight transportation industry. The system allows immediate fleet visibility of substantially every type of reefer operation, including temperature monitoring, fuel management, trailer delivery, logistics and dwell time, and engine hours and usage. Deliveries are scheduled to begin immediately.

Note N - Liquidity

         During the six months ended December 31, 2008, the Company reported a loss from operations of approximately $2.5 million. During fiscal year ended June 30, 2008 the Company reported losses from continuing operations of approximately $7.3 million. Although the Company raised additional capital during the current period, the significant losses raise doubt about the ability of the Company to continue as a going concern. During fiscal 2009, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. As a result, the Company's registered independent public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2008. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


Results of Operations

        (A) Three months ended December 31, 2008 versus three months ended December 31, 2007

Net Sales
         Consolidated net sales for the three months ended December 31, 2008 were $5,355,100, an increase of $1,584,900, or 42.0%, compared to sales of $3,770,200 reported for the second quarter of fiscal 2008. The increase resulted from an increase in sales of the RFID Technology segment of $838,800, or 222%, a $936,600, or 38.2%, increase in sales of the Company's Wireless Asset Management, offset by a decrease of $190,500, or 20.3%, in the Company's Data Storage segment. The increase in the RFID Technology segment resulted from sales under existing contracts as additional progress on the contracts was achieved and the increase in Wireless Asset Management segment sales resulted from increased hardware sales. The 20.3% decrease in sales in the Data Storage segment resulted from a decrease in product demand due to a weak economy. The Company does not consider the current quarter percentage increases or decreases to be indicative of a trend.

Gross Profit
         Consolidated gross profit for the quarter ended December 31, 2008 amounted to $1,405,700, an increase of $239,500, or 20.5%, compared to $1,166,200 in gross profit reported for the comparable quarter of the prior year. The gross profit increases were due to increases in both the Wireless Asset Management and RFID Technology segments, offset by a decrease in gross profit for the Data Storage Technology segment. The gross profit of the Wireless Asset Management segment increased by 5.2%, or $46,200, increasing to $942,400 in the quarter ended December 31, 2008 when compared to $896,200 reported in the comparable quarter of the prior fiscal year. Gross margins for the Wireless Asset Management segment decreased from 36.5% in the comparable quarter of the prior year to 27.8% in the current quarter. The increase in gross profit was due primarily to higher hardware sales while the decrease in gross margin was due to unusually high warranty costs related to an early version of ReeferTrak product and additional cost incurred to assist current customers in their transition from analog to digital hardware products.

         The RFID Technology segment gross profit increased to $249,800 in the quarter ended December 31, 2008, compared to $4,600 reported in the comparable quarter of the prior fiscal year, an increase of $245,200. Gross margins for the RFID Technology segment increased to 20.5% in the current quarter compared to 1.2% for the comparable quarter of the prior year. The increase in gross profit and gross margin was due to higher contract sales. In addition, Data Storage segment gross profit decreased during the current quarter compared to the same quarter of the prior year by $51,900, from $265,400 to $213,500. The Data Storage segment decrease was due to decreased sales as the gross margin increased slightly from 28.2% in the comparable quarter of the prior fiscal year to 28.5% in the quarter ended December 31, 2008.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses, excluding corporate expenses of $355,900, for the current quarter decreased to $2,165,500, a decrease of $482,400, or 18.2%, when compared to $2,647,900 incurred in the comparable quarter of fiscal year 2008. The decrease was due to decreases in all business segments, including a $186,300, or 31.7%, decrease in the RFID Technology segment due primarily to deferral of certain engineering costs, $122,800 decrease, or 32.0%, in the Data Storage segment related to decreased sales commissions and a reduction of general and administrative expenses and a decrease of $173,300, or 10.3%, in the Wireless Asset Management segment related to decreased sales commissions and a reduction of general and administrative expenses.

Operating Loss
         Operating Loss for the quarter was ($1,115,700) compared to an Operating Loss of ($1,839,300) reported for the same quarter of the prior year, an improvement of $723,600, or 39.3%. The improved operating results are due to improved results in the RFID Technology segment, which reported an Operating Loss of ($150,700) compared to a ($582,200) Operating Loss reported for the same quarter of the prior year, and improved results in the Data Storage segment, which reduced its Operating Loss to ($47,000), a reduction of $70,900, or 60.1%, when compared to ($117,900) reported in the comparable period of the prior fiscal year. The Wireless Asset Management segment reported an operating loss for the quarter of ($562,100), compared to an operating loss of ($781,600) for the comparable quarter of the prior year, an improvement of $219,500, or 28.1%. Corporate expenses decreased to ($355,900), from ($357,600), a decrease of $1,700.

Other Income and Expense
         Net interest expense for the quarter decreased to $133,600, a decrease of $54,300, or 28.9%, compared to net interest expense of $187,900 for the same quarter in the prior year. The decrease was due to reduced interest rates and reduced borrowings. The Company reported Other Loss of $1,300 in the current quarter compared to Other Income of $21,400 for the comparable quarter of the prior fiscal year.

(Loss) Earnings before Interest, Depreciation & Amortization (EBITDA)
         The Company believes that (loss) earnings before net interest expense, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2009 fiscal year second quarter ended December 31, 2008 represents a loss of ($981,700) compared to a loss of ($1,649,500) for the same quarter of the prior fiscal year, an improvement of $677,700, or 41.1%. A reconciliation of EBITDA to Net Loss for the quarters ended December 31, 2008 and 2007 is presented below:

                  EBITDA RECONCILIATION to NET LOSS (unaudited)

                                     3 months ended 3 months ended
                                       December 31,   December 31,
                                           2008           2007
                                     --------------  ------------
EBITDA                               $    (971,800)  $(1,649,500)
       Net interest expense               (133,600)     (187,900)
       Depreciation and amortization      (145,200)     (168,400)
                                     --------------  ------------
NET LOSS                             $  (1,250,600)  $(2,005,800)
                                     ==============  ============

Dividends
         The Company paid quarterly in-kind Series B Preferred Stock Dividends during the quarter ended December 31, 2008 of $23,300. In addition, the Company paid cash dividends during the quarter ended December 31, 2008 of $68,300 and declared an additional $105,900 of cash dividends related to the Series D Preferred Stock during the quarter ended December 31, 2008. No Series D Preferred Stock was outstanding during the comparable period ended December 31, 2007.

Net Loss Attributable to Common Shareholders
         Net Loss Attributable to Common Shareholders for the quarter ended December 31, 2008 amounted to ($1,379,800), or ($.04) per share, compared to a loss of ($2,026,900), or ($.09) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

        (B) Six months ended December 31, 2008 versus six months ended December 31, 2007

Net Sales
         Consolidated net sales for the six months ended December 31, 2008 were $11,383,000, an increase of $3,060,200, or 36.8%, compared to sales of $8,322,800 reported for the first six months of fiscal 2008. The increase resulted from an increase in sales of the RFID Technology segment of $2,677,900, or 394%, a $1,122,200, or 20.1%, increase in sales of the Company's Wireless Asset Management, offset by a decrease of $739,900, or 35.9%, in the Company's Data Storage segment. The increase in the RFID Technology segment resulted from sales under existing contracts as additional progress on the contracts was achieved and the increase in Wireless Asset Management segment sales resulted primarily from increased hardware sales. The 35.9% decrease in sales in the Data Storage segment resulted from the segment's inability to replace some large orders that were billed in the six-month period of the prior year. The Company does not consider the first six-month percentage increases or decreases to be indicative of a trend.

Gross Profit
         Consolidated gross profit for the six months ended December 31, 2008 amounted to $2,989,300, an increase of $235,400, or 8.5%, compared to $2,753,900 in gross profit reported for the comparable period of the prior year. The gross profit increase was due to an increase of $781,200 in the Company's RFID Technology Segment, increasing to $844,300 from $63,100 for the comparable period of the prior year. The RFID Technology segment increase was offset by decreases in both the Wireless Asset Management and Data Storage segments. The Wireless Asset Management segment gross profit decreased by $378,900, or 17.8%, to $1,747,000 from $2,125,900 in the same period for the prior fiscal year. Gross profit reported for the Data Storage segment of $398,000 for the six months ended December 31, 2008 represents a decrease of $166,900, or 29.5%, when compared to $564,900 reported by the Data Storage segment for the same period of the prior fiscal year. The increase in gross profit for the RFID Technology segment resulted from increased sales and an increase in gross margins to 25.1% for the six months ended December 31, 2008 from 9.3% in the prior fiscal year. The Data Storage segment's decrease in gross profit resulted from reduced revenues, explained above, offset slightly by an improvement in gross margins. The Wireless Asset Management segment's reduction in gross profit and reduced gross margin resulted primarily from unusually high warranty costs related to an early version of ReeferTrak product and additional cost incurred to assist current customers in their transition from analog to digital hardware products.

         Consolidated gross margins decreased from 33.1% in the prior year to 26.3% in the current year, due primarily to the reduced gross margin of the Wireless Asset Management segment. Gross margin can be impacted in all business segments by economic conditions and specific market pressures. As a result, the changes in gross margins reported for the current six months are not considered to be trends.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses, excluding corporate expenses of $409,700, for the current six months ended December 31, 2008 decreased to $4,365,100, a decrease of $858,800, or 16.4%, when compared to $5,223,900 incurred in the comparable period of fiscal year 2008. The decrease was due to decreases in all business segments, including a $362,700, or 31.5%, decrease in the RFID Technology segment due primarily to deferral of certain engineering costs, $276,000 decrease, or 33.2%, in the Data Storage segment related to decreased sales commissions and a reduction of general and administrative expenses and a decrease of $220,100, or 6.8% in the Wireless Asset Management segment related to decreased sales commissions and a reduction of general and administrative expenses.

Operating Loss
         Operating Loss for the six-month period was ($1,785,500) compared to an Operating Loss of ($3,128,400) reported for the same period of the prior year, an improvement of $1,342,900, or 42.9%. The improved operating results are due to improved results in the RFID Technology segment, which reported an Operating Profit of $56,500 compared to a ($1,087,400) Operating Loss reported for the same period of the prior year, and improved results in the Data Storage segment, which reduced its Operating Loss to ($157,500), a reduction of $109,100, or 40.9%, when compared to ($266,600) reported in the six months ended December 31, 2007. The Wireless Asset Management segment reported an operating loss for the six-month period of ($1,274,800), compared to an operating loss of ($1,116,000) for the comparable period of the prior year, an increase of ($158,800), or 14.2%. Corporate expenses decreased by 37.8% to ($409,700) from ($658,400), a decrease of $248,700, due primarily to the recovery of legal expenses related to the TSIN lawsuit that has been settled.

Other Income and Expense
         Net interest expense for the period increased to $512,100, an increase of $113,900, or 28.6%, compared to net interest expense of $398,200 for the same period in the prior year. The increase was due to a one-time accelerated amortization of deferred loan costs of approximately $216,000 related to the prepayment on the ComVest term loan. The increase in interest expense was partially offset by reduced borrowings and a reduced interest rate.

         The Company reported Other Income (Loss) of ($184,800) for the six-month period ended December 31, 2008, compared to Other Income of $37,600 reported for the comparable period of the prior fiscal year. The reduction in Other Income was due to a $187,500 charge in the quarter ended September 30, 2008 related to reduction in estimated value of the Company's 8.9% investment in TSIN.

         The operations of TSI were acquired in May of 2002 by the issuance of
2.4 million (post October 16, 2006 reverse split) shares of the Company's Class A Common Stock and the assumptions of certain specific liabilities. In anticipation of the transaction, the Company had acquired approximately 8.9% of the then outstanding shares of TSIN. TSIN had stated it was its intent to liquidate enough shares of the Alanco stock to pay off all TSIN liabilities and to distribute the remaining Alanco shares to the TSIN stockholders. To reflect the 8.9% investment in TSIN subsequent to the acquisition, the Company estimated that approximately 2.25 million shares would be remaining after payment of all TSIN liabilities and that an 8.9% ownership would receive approximately 200,000 shares upon distribution. Therefore, the Company recorded 200,000 treasury shares valued at market price on the transaction date.

         On January 30, 2003, a shareholder of TSIN filed suit naming as defendants the Company and its wholly owned subsidiary, ATSI. The complaint set forth various allegations and sought damages arising out of the Company's acquisition of substantially all of the assets of TSIN. Eventually, the lawsuit was transferred to TSIN who became the plaintiff and continued the legal process until September 2007 when the parties to the lawsuit entered into a Settlement Agreement more fully explained in Note K - TSIN Litigation Settlement. From 2003 through September 2007, TSIN incurred significant legal expenses associated with the lawsuit, which reduced the number of Alanco shares available to TSIN shareholders upon distribution. To reflect that reduction in investment value of the Company's 8.9% ownership in TSIN, the Company reduced the estimated number of treasury shares to be acquired upon distribution from 200,000 shares to 100,000 shares and recorded a charge to other expenses of $187,500 during the quarter ended September 30, 2008.

(Loss) Earnings before Interest, Depreciation & Amortization (EBITDA)
         The Company believes that (loss) earnings before net interest expense, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2009 fiscal year six months represents a loss of ($1,684,400) compared to a loss of ($2,752,800) for the same period of the prior fiscal year, an improvement of $1,068,400, or 38.8%. A reconciliation of EBITDA to Net Loss for the six-month period ended December 31, 2008 and 2007 is presented below:

                  EBITDA RECONCILIATION to NET LOSS (unaudited)

                                     6 months ended 6 months ended
                                       December 31,   December 31,
                                           2008           2007
                                     --------------  ------------
EBITDA                               $  (1,684,400)  $(2,752,800)
       Net interest expense               (512,100)     (398,200)
       Depreciation and amortization      (285,900)     (338,000)
                                     --------------  ------------
NET LOSS                             $  (2,482,400)  $(3,489,000)
                                     ==============  ============

Dividends
         The Company paid quarterly in-kind Series B Preferred Stock Dividends during the six-month period ended December 31, 2008 of $46,000. During the prior year quarter ended December 31, 2007, the Company paid in-kind dividends for Series A and Series B Preferred Stock valued at $378,100. All Series A Preferred

Stock had been converted to Common Stock as of June 30, 2008. In addition, the Company paid cash dividends during the period ended December 31, 2008 of $68,300 and declared an additional $105,900 of cash dividends related to the Series D Preferred Stock. No Series D Preferred Stock was outstanding during the comparable period ended December 31, 2007.

Net Loss Attributable to Common Shareholders
         Net Loss Attributable to Common Shareholders for the six months ended December 30, 2008 amounted to ($2,702,600), or ($.09) per share, compared to a loss of ($3,867,100), or ($.17) per share, in the comparable period of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at December 31, 2008 exceeded current liabilities by $901,500, resulting in a current ratio of 1.14 to 1. The comparable working capital at June 30, 2008 was $759,300, reflecting a current ratio of 1.10 to 1. The improvement in current ratio at December 31, 2008 versus June 30, 2008 resulted from the completion of a private offering to accredited investors whereby the Company issued 180,000 shares of Series D Preferred Stock at a price of $10.00 per share raising approximately $1.8 million.

         Consolidated accounts receivable of $2,345,000 at December 31, 2008 reflects a decrease of $445,600, or 16.0%, when compared to the $2,790,600 reported as consolidated accounts receivable at June 30, 2008. The accounts receivable balance at December 31, 2008 for the Data Storage segment represents sixteen days' sales in receivables, an increase compared to eight days' sales at June 30, 2008. The increase was due primarily to a decrease in the proportion of credit card sales during the current period compared to the comparable period ended June 30, 2008. The days' sales calculation of the Data Storage segment can be significantly affected by the proportion of credit card sales in the last month of the reporting period and therefore, the increase in days' sales for the Data Storage segment is not considered a trend.

         The accounts receivable balance for the Wireless Asset Management segment at December 31, 2008 was $2,054,600 compared to $1,783,700 at June 30, 2008, an increase of $270,900, or 15.2%. Days' sales in receivables for the Wireless Asset Management increased to fifty-six from fifty-five days' sales in receivables reported at June 30, 2008.

         The accounts receivable balance at December 31, 2008 for the RFID Technology segment represents nine days' sales in receivables as compared to two hundred and three days' sales in receivables at June 30, 2008. Days' sales in receivables for the RFID Technology segment are distorted at June 30, 2008 due to the lack of significant sales. The days' sales calculation for the RFID Technology segment is significantly affected by the payment terms of the individual system contracts and the current reduction in days sales should not be considered a trend.

         Consolidated inventories at December 31, 2008 amounted to $3,404,200, a decrease of $1,386,700, or 28.9%, when compared to $4,790,900 at June 30, 2008.
The inventory balance at December 31, 2008 for the Data Storage segment reflected an inventory turnover of 2.6 compared to an inventory turnover of 3.4 at June 30, 2008. The inventory balance for the Wireless Asset Management segment at December 31, 2008 was $1,776,500 compared to $2,024,100 at June 30, 2008, a decrease of $247,600, or 12.3%. The inventory balance at December 31, 2008 for the Wireless Asset Management segment represents an inventory turnover of 5.6 compared to 4.1 as of June 30, 2008. The inventory balance of the RFID Technology segment at December 31, 2008 represents inventory turnover of 5.4 as compared to .72 at June 30, 2008 due to increased shipments for existing contracts.

         At December 31, 2008, the Company had fully drawn available funds of $2.5 million under a $2.5 million line of credit agreement. See Note J - Line of Credit and Term Loan for additional discussion of the existing line of credit agreement.

         Cash used in operations for the six month period ended December 31, 2008 was $1,270,300, a decrease of $3,199,300, or 71.6%, when compared to cash used in operations of $4,469,600 for the comparable period ended December 31, 2007. The decrease in cash used in operating activities during the six-month period resulted primarily from a decrease in inventories and reduced net loss.

         During the six-months ended December 31, 2008, the Company reported cash used by investing activities of $100,400, compared to $61,600 reported for the same period in the prior fiscal year. The increase in cash used by investing activities is the result of a reduction in cash provided from discontinued operations and assets held for sale as well as a reduction in purchase of property, plant and equipment compared to the prior fiscal year period ended December 30, 2007.

         Cash provided by financing activities for the six months ended December 31, 2008 amounted to approximately $1.2 million, a decrease of about $3.1 million compared to the approximately $4.3 million provided by financing activities for the six months ended December 31, 2007. The decrease in financing activity resulted primarily from a $2.7 million reduction in proceeds from sale of equity instruments during the period ended December 31, 2008 compared to the same period of the prior fiscal year. In addition, the Company's net repayment on borrowings during the current period was approximately $250,000 higher than the same period of the prior fiscal year.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2009 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at December 31, 2008. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2009. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4T - CONTROLS AND PROCEDURES


(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on their evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weakness identified as of June 30, 2008. Notwithstanding the existence of the material weakness identified as of June 30, 2008, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.

(b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     The Company has taken or will be taking the following actions to improve internal control over financial reporting:

o During the remaining period through the year ending June 30, 2009, we intend to devote resources to properly assess, and remedy if needed, our control environment and entity-level controls.

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

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the quarter ended December 31, 2008. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended December 31, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

         Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company has appealed the decision to the Arizona Court of Appeals and anticipates a favorable decision in the spring of 2009.

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

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of December 31, 2008, there was no such other litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the six months ended December 31, 2008, the Company issued 4,600 Shares of Series B Preferred Stock as in-kind dividend payments, 180,000 shares of Series D Preferred Stock in a private offering to accredited investors and a total of 342,400 shares of Class A Common Stock, including 14,400 shares for services rendered, 228,000 shares issued for stock options exercised and 100,000 shares issued in an acquisition.

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

Date:    February 13, 2009

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

Date:    February 13, 2009

/s/ John A. Carlson
---------------------
John A. Carlson
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

                                           /s/ Robert R. Kauffman
                                           Robert R. Kauffman
                                           Chairman and Chief Executive Officer
                                           Alanco Technologies, Inc.
Dated:   February 13, 2009

EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

                                            /s/ John A. Carlson
                                            John A. Carlson
                                            Chief Financial Officer
                                            Alanco Technologies, Inc.
Dated:   February 13, 2009