Form 10KSB/A
period 2008-06-30
ALANCO TECHNOLOGIES INC
filed 2009-02-26
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES



                                  FORM 10-KSB/A

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

                          EXPLANATORY NOTE ON AMENDMENT

This amendment No. 1 to Form 10-KSB for the fiscal year ended June 30, 2008 and 2007 is being filed for the purpose of adding the Consent of Independent Registered Public Accounting Firm in Exhibit 23.2 which was inadvertently omitted from the original filing. This amendment has no effect on previously reported net loss or net loss per share.

Except for the item described above, none of the information contained in our original filing on Form 10-KSB has been updated, modified or revised. The remainder of our original report on Form 10-KSB is included herein for the convenience of the reader.



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

       23.2  Consent of Independent Registered Public Accounting Firm

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

                                        ALANCO TECHNOLOGIES, INC.
                                        (Registrant)
                                        /s/ John A. Carlson
                                        -------------------
                                        John A. Carlson
                                        Chief Financial Officer
Date: September 26, 2008

EXHIBIT 23.2

SEMPLE, MARCHAL & COOPER, LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

2700 NORTH CENTRAL AVENUE, NINTH FLOOR, PHOENIX, ARIZONA 85004
TEL 602-234-1500  *  FAX 602-234-1867


            Consent of Independent Registered Public Accounting Firm



Alanco Technologies, Inc.
Scottsdale, Arizona

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-149485) of Alanco Technologies, Inc. of our report dated September 28, 2008, relating to the consolidated financial statements, which appear in this Form 10-KSB.


/s/ Semple, Marchal & Cooper, LLP
---------------------------------
Semple, Marchal & Cooper, LLP
Phoenix, AZ

September 28, 2008

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