Form 10-Q
period 2009-03-31
ALANCO TECHNOLOGIES INC
filed 2009-05-15
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

_X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
(Issuer’s telephone number)

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

Non-accelerated file     ___     Smaller reporting company      X_

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     ___     Yes     _X_     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 11, 2009 there were 32,204,900 shares, net of treasury shares, of common stock outstanding.

INDEX
			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and June 30, 2008	4

		Condensed Consolidated Statements of Operations (Unaudited) For the three months ended March 31 , 2009 and 2008	5

		Condensed Consolidated Statements of Operations (Unaudited) For the nine months ended March 31, 2009 and 2008	6

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) For the nine months ended March 31, 2009	7

		Condensed Consolidated Statements of Cash Flows (Unaudited) For the nine months ended March 31, 2009 and 2008	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)		10
		Note A – Basis of Presentation and Recent Accounting Pronouncements
		Note B – Stock Based Compensation
		Note C – Inventories
		Note D – Contracts in Process
		Note E – Assets Held For Sale
		Note F – Deferred Revenue
		Note G – Loss Per Share
		Note H – Equity
		Note I – Industry Segment Data
		Note J – Related Party Transactions
		Note K – Line of Credit and Term Loan
		Note L – TSIN Litigation Settlement
		Note M – Litigation
		Note N – International Distribution, Licensing and Manufacturing Agreement
		Note O – Subsequent Events
		Note P – Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4T.	Controls and Procedures	27

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	28

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29

	Item 4.	Submission of Matters to a Vote of Security Holders	29

	Item 6.	Exhibits	30

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

ALANCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND JUNE 30, 2008

	March 31, 2009	June 30, 2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$489,200	$726,900
Accounts receivable, net	2,469,000	2,790,600
Notes receivable, current	-	29,600
Costs and estimated earnings in excess of billings
on uncompleted contracts	373,200	-
Inventories, net	2,437,500	3,987,600
Assets held for sale	737,100	883,300
Prepaid expenses and other current assets	1,072,500	333,600
Total current assets	7,578,500	8,751,600

PROPERTY, PLANT AND EQUIPMENT, NET	406,000	237,200

OTHER ASSETS
Goodwill, net	17,931,700	17,931,700
Other intangible assets, net	1,322,900	1,564,100
Other assets	421,700	612,300
Total other assets	19,676,300	20,108,100
TOTAL ASSETS	$27,660,800	$29,096,900

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expense	$3,998,700	$4,410,600
Capital lease	13,500	-
Dividends payable	103,600	-
Billings in excess of costs and estimated earnings
on uncompleted contracts	555,300	667,900
Notes payable, current	1,061,200	1,794,500
Customer advances	63,500	53,300
Liabilities related to assets held for sale	477,300	541,100
Deferred revenue	738,600	585,800
Total current liabilities	7,011,700	8,053,200

LONG TERM LIABILITIES
Notes payable, long term	4,050,000	3,508,400
Capital lease, long term	28,200	-
TOTAL LIABILITIES	11,089,900	11,561,600

Preferred Stock - Series B, 98,300 and 91,300
shares issued and outstanding, respectively	970,100	900,500

SHAREHOLDERS' EQUITY
Preferred - Series D - 500,000 shares authorized,
280,000 and 100,000 shares issued and outstanding, respectively	2,792,300	997,100
Common Stock - 32,184,900 and 31,427,300 shares outstanding,
net of 100,000 and 200,000 shares of treasury stock, respectively	104,221,200	103,213,000
Accumulated deficit	(91,412,700)	(87,575,300)
Total shareholders' equity	15,600,800	16,634,800

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$27,660,800	$29,096,900

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2009	2008

NET SALES	$4,609,700	$3,247,700

Cost of goods sold	3,053,600	2,237,900

GROSS PROFIT	1,556,100	1,009,800

Selling, general and administrative expense	2,280,100	2,378,600

OPERATING LOSS	(724,000)	(1,368,800)

OTHER INCOME & (EXPENSES)
Interest expense, net	(190,700)	(166,300)
Other income (expense)	(500)	21,600
	(191,200)	(144,700)

Loss on discontinued operations	(92,500)	(44,400)

NET LOSS	(1,007,700)	(1,557,900)

Preferred stock dividends	(127,200)	(642,100)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,134,900)	$(2,200,000)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
- Net loss attributable to common shareholders	$(0.04)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	31,932,200	23,453,000

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2009	2008

NET SALES	$14,670,000	$9,507,900

Cost of goods sold	10,676,600	6,309,100

GROSS PROFIT	3,993,400	3,198,800

Selling, general and administrative expense	6,345,400	7,429,400

OPERATING LOSS	(2,352,000)	(4,230,600)

OTHER INCOME & (EXPENSES)
Interest expense, net	(702,800)	(564,600)
Other income (expense)	(185,300)	59,300
	(888,100)	(505,300)

Loss on discontinued operations	(250,000)	(311,000)

NET LOSS	(3,490,100)	(5,046,900)

Preferred stock dividends	(347,300)	(1,020,200)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,837,400)	$(6,067,100)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
- Net loss attributable to common shareholders	$(0.12)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	31,669,000	22,749,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2009 (unaudited)

			SERIES D
	COMMON STOCK		PREFERRED STOCK		TREASURY STOCK		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	DEFICIT	TOTAL

Balances, June 30, 2008	31,627,300	$103,588,100	100,000	$997,100	200,000	$(375,100)	$(87,575,300)	$16,634,800
Shares issued for services and prepayments	154,400	65,800	-	-	-	-	-	65,800
Shares issued for options and warrants exercised	244,700	254,000	-	-	-	-	-	254,000
Shares issued for acquisition	100,000	72,900	-	-	-	-	-	72,900
Value of stock based compensation	-	360,800	-	-	-	-	-	360,800
Value of warrants issued for loan fees	-	62,400	-	-	-	-	-	62,400
Private offering, net of expenses	-	-	180,000	1,795,200	-	-	-	1,795,200
Reduced value of treasury shares	-	-	-	-	(100,000)	187,500	-	187,500
Series D Preferred dividends, paid
or accrued	158,500	49,100	-	-	-	-	(277,700)	(228,600)
Series B Preferred dividends, paid in kind	-	-	-	-	-	-	(69,600)	(69,600)
NASDAQ listing fees and other	-	(44,300)	-	-	-	-	-	(44,300)
Net loss	-	-	-	-	-	-	(3,490,100)	(3,490,100)
Balances, March 31, 2009	32,284,900	$104,408,800	280,000	$2,792,300	100,000	$(187,600)	$(91,412,700)	$15,600,800

See accompanying notes to condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(3,490,100)	$(5,046,900)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	442,400	499,300
Stock-based Compensation	360,800	298,500
Stock issued for services	23,600	69,200
Treasury share adjustment related to TSIN acquisition	187,500	-
Notes payable/receivable write-off associated with TSIN
settlement, net	(284,500)	-
Income from assets held for sale	-	(59,200)
Changes in:
Accounts receivable, net	321,600	216,200
Inventories, net	1,698,400	(1,753,800)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(373,200)	122,000
Prepaid expenses and other current assets	(738,100)	(66,700)
Accounts payable and accrued expenses	(424,800)	28,500
Deferred revenue	101,900	90,700
Billings in excess of costs and estimated earnings
on uncompleted contracts	(112,600)	28,100
Customer Advances	10,200	-
Other assets	278,400	(220,000)
Net cash used in operating activities	(1,998,500)	(5,794,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from discontinued operations and assets held for sale	-	59,200
Purchase of property, plant and equipment	(220,500)	(128,100)
Patent renewal and other	(12,700)	(1,000)
Net cash used in investing activities	(233,200)	(69,900)

See accompanying notes to condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, (continued)

	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) advances on line of credit	1,250,000	500,000
Capital leases	(8,300)	-
Repayment on borrowings	(1,627,600)	(961,600)
Proceeds from notes payable	500,000	-
Proceeds from sale of equity instruments and exercised options	2,049,200	6,860,200
Cash dividend paid	(125,000)	-
Other	(44,300)	(34,000)
Net cash provided by financing activities	1,994,000	6,364,600

NET INCREASE (DECREASE) IN CASH	(237,700)	500,600

CASH AND CASH EQUIVALENTS, beginning of period	726,900	615,800

CASH AND CASH EQUIVALENTS, end of period	$489,200	$1,116,400

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the period for interest	$261,100	$398,500

Non-Cash Activities:
Value of stocks and warrants issued for services and prepayments	$65,800	$69,200
Treasury Stock adjustment related to TSIN acquisition	$187,500	$-
Write-off of continent notes payables - TSIN settlement	$314,100	$-
Write-off of notes receivable - TSIN settlement	$29,600	$-
Shares issued in acquisition	$72,900	$-
Fixed assets purchased with a capital lease	$50,000	$-
Value of Stock & warrants issued for line of credit amendment	$62,400	$20,800
Value of Stock issued for note payable conversion	$-	$1,000,000
Dividend payable	$103,600	$-
Series A preferred stock dividend, paid in kind	$-	$692,900
Value of special Series A preferred stock dividend	$-	$264,000
Series B preferred stock dividend, paid in kind	$69,600	$63,300
Series D preferred stock dividend, paid in common stock	$49,100	$-
See accompanying notes to condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine-month period ended March 31, 2009 and 2008 includes compensation expense for all stock-based compensation awards granted during the period, or granted in a prior period if not fully vested as of July 1, 2006. Stock based compensation expense for all stock-based compensation awards granted prior to July 1, 2006 were based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after July 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (generally the option vesting term).

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in their adoption of SFAS 123R. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) regarding assumptions used in valuation methods. The Company has applied the provisions in SAB 110 in their valuation of stock based compensation.

     Long-lived assets and intangible assets – The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

Recent Accounting Pronouncements

     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2009, that are of significance, or potential significance, to us.

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

     In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of APB 14-1 on its financial position and results of operations.

     In June 2008, the FASB reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

     In October 2008, the FASB issued Staff Position No. EITF 08-9, “Milestones Method of Revenue Recognition” (“EITF 08-9”). EITF 08-9 addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The FASB staff could not reach agreement on transition of EITF 08-9. The Company is currently assessing the impact of EITF 08-9 on its financial position and results of operations.

Note B – Stock-Based Compensation

      The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company. The plans require that options be granted at a price not less than market on date of grant and are more fully discussed in Form 10-KSB for the year ended June 30, 2008.

     The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for prior awards of options:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assumptions for awards of options granted during the nine months ended March 31, 2009 were:

Awards Granted
Nine months ended
March 31, 2009
Dividend yield	0%
Expected volatility	62%
Weighted-average volatility	62%
Risk-free interest rate	4%
Expected lif of options (in years)	2.5 - 3.75
Weighted average grant-date fair value	$.54

     The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2009:

		Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining	Intrinsic
		Per Share	Contractual Term (1)	Value(2)

Outstanding July 1, 2008	6,673,000	$2.00	4.10
Granted	1,165,000	$1.18	4.44
Exercised	(228,000)	$1.07	-
Forfeited or expired	(255,700)	$1.88	-
Outstanding March 31, 2009	7,354,300	$1.90	3.57	$0
Exercisable March 31, 2009	4,957,100	$2.02	3.55	$0

(1) Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2009, for those awards that have an exercise price below the closing price as of March 31, 2009 of $0.39.

Note C – Inventories

Inventories are recorded at the lower of cost or market. The composition of inventories as of March 31, 2009 and June 30, 2008 are summarized as follows:

	March 31,	June 30,
	2009	2008
	(unaudited)
Raw materials and purchased parts	$2,949,000	$4,304,100
Work-in-process	-	-
Finished goods	163,800	359,800
	3,112,800	4,663,900
Less allowance for obsolescence	(675,300)	(676,300)
	$2,437,500	$3,987,600

Note D – Contracts In Process

     Costs incurred and estimated earnings and billings in the RFID Technology segment related to contracts for the installation of TSI PRISM systems in process at March 31, 2009 and June 30, 2008 consist of the following:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	March 31,	June 30,
	2009	2008
	(unaudited)
Costs incurred on uncompleted contracts to date	$3,337,700	$510,400
Estimated gross profit earned to date	972,100	138,800
Revenue earned to date	4,309,800	649,200
Less: Billings to date	(4,491,900)	(1,317,100)

	$(182,100)	$(667,900)

     At March 31, 2009, the net billings in excess of costs and estimated earnings is presented in the condensed consolidated balance sheet as billings in excess of costs and estimated earnings on uncompleted contracts of ($555,300) and costs and estimated earnings in excess of billings on uncompleted contracts of $373,200.

Note E – Assets Held For Sale

      During the quarter ended March 31, 2009, the Company implemented a plan to divest the Company’s Data Storage segment and reinvest the proceeds into the Company’s Wireless Asset Management and RFID Technology segments. At March 31, 2009 and June 30, 2008, the “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” consisted of the Data Storage segment assets and liabilities. If the Data Storage segment had been included in consolidated operating results, sales for the nine-months ended March 31, 2009 would have been increased to $16,447,200 (a $1,777,200 increase), a 31.7% increase, compared to $12,490,700 (a $2,982,800 increase) for the same period of the prior year. Sales for the quarter ended March 31, 2009 would have increased to $5,064,200 (a $454,500 increase), an increase of 21.5%, compared to $4,167,900 (a $920,200 increase) reported for the quarter ended March 31, 2008. The reclassification of the Data Services segment to “Assets Held for Sale” does not affect the reported net loss for the periods presented. The Company has entered into an agreement with an investment banker to represent the Company in the sale of the “Assets Held for Sale,” however a firm acceptable offer has not yet been received. The Company is continuing to operate the segment and believes the net asset value recorded for the business segment is appropriate.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note F – Deferred Revenue

     Deferred revenues at March 31, 2009 and June 30, 2008 consist of the following:

	March 31,	June 30,
	2009	2008
	(unaudited)
Deferred revenue	$738,600	$585,800
Less - current portion	(738,600)	(585,800)
Deferred revenue - long term	$-	$-

Note G - Loss Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options, warrants, and convertible debt that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2009, there were no potentially dilutive securities included in the weighted average shares of common stock outstanding as inclusion of outstanding stock options, warrants, and stock issuable upon conversion of debt would be anti-dilutive.

Note H – Equity

During the nine months ended March 31, 2009, the Company issued a total of 657,600 shares of the Company’s Class A Common Stock. Included were 154,400 shares issued for services valued at $65,800; 244,700 shares were issued for options and warrants exercised for proceeds of $254,000; 158,500 shares, with a market value of $49,100, were issued as partial payment of series D Preferred dividends and 100,000 shares, valued at $72,900, were issued in the acquisition of certain assets of MicroLogic, Inc., a business which employs an integrated fleet management system that transmits the location, run-hours and key operating metrics of mobile construction equipment to customers in real-time, using satellite communications, GPS positioning and Internet technologies. The stock transaction for the acquisition of the MicroLogic assets, effective on November 1, 2008, was valued at approximately $150,000 and is not material to the condensed consolidated financial statements pursuant to the rules of the SEC.

The Company also completed a private offering to accredited investors during the quarter ended September 30, 2008, with the issuance of 180,000 shares of Class D Preferred Stock at a price of $10 per share. 72%, or 130,000 of the 180,000 Series D Preferred Shares, were sold to directors and officers of the Company. The Company received $1,795,200, net of expenses of $4,800, for the offering.

The value of employee stock-based compensation recognized for the nine months ended March 31, 2009 amounted to $360,900, compared to $298,500 recognized in the comparable nine-month period of the prior fiscal year. See Note A – Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company’s policies related to employee stock-based compensation.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

     The Company declared and paid dividends-in-kind on the Company’s Series B preferred shares through the issuance of 7,000 shares of Series B Preferred Stock valued at $69,600, compared to 6,300 shares valued at $63,300 for the comparable period of the prior year. The Company also accrued dividends during the nine months ended March 31, 2009 on the Series D Preferred Stock of $277,700, paying $125,000 in cash and $49,100 in common stock during the period, with the remainder of $103,600 accrued but unpaid at March 31, 2009. The Company’s Preferred Stocks are more fully discussed in the Form 10-KSB for the year ended June 30, 2008.

ALANCO TECHNOLOGIES, INC.

Note I –Industry Segment Data

Information concerning operations by industry segment follows (unaudited):

	Nine Months ended March 31,		Three Months ended March 31,
	2009	2008	2009	2008
Revenue
Wireless Asset Management	$10,460,300	$8,592,700	$3,758,000	$3,012,600
RFID Technology	4,209,700	915,200	851,700	235,100
Total Revenue	$14,670,000	$9,507,900	$4,609,700	$3,247,700

Gross Profit
Wireless Asset Management	$2,720,800	$3,100,000	$1,127,900	$974,100
RFID Technology	1,272,600	98,800	428,200	35,700
Total Gross Profit	$3,993,400	$3,198,800	$1,556,100	$1,009,800

Gross Margin
Wireless Asset Management	26.0%	36.1%	30.0%	32.3%
RFID Technology	30.2%	10.8%	50.3%	15.2%
Overall Gross Margin	27.2%	33.6%	33.8%	31.1%

Selling, General and Administrative Expense
Wireless Asset Management	$4,394,900	$4,766,700	$1,527,100	$1,524,800
RFID Technology	1,180,300	1,677,700	392,500	527,200
Total Segment Operating Expense	$5,575,200	$6,444,400	$1,919,600	$2,052,000

Operating Profit (Loss)
Wireless Asset Management	$(1,674,100)	$(1,666,700)	$(399,200)	$(550,700)
RFID Technology	92,300	(1,578,900)	35,700	(491,500)
Corporate Expense, net	(770,200)	(985,000)	(360,500)	(326,600)
Operating Loss	$(2,352,000)	$(4,230,600)	$(724,000)	$(1,368,800)

Depreciation and Amortization
Assets held for sale	$15,000	$20,500	$4,900	$5,400
Wireless Asset Management	365,300	340,600	129,300	112,000
RFID Technology	61,600	137,400	22,100	43,500
Corporate	500	800	200	300
Total Depreciation and Amortization	$442,400	$499,300	$156,500	$161,200

	March 31, 2009	June 30, 2008
Accounts Receivable, net
Data Storage (1)	$171,200	$78,700
Wireless Asset Management	1,860,700	1,783,700
RFID Technology	437,100	910,600
Corporate	-	17,600
Total Accounts Receivable	$2,469,000	$2,790,600

Inventories, net
Wireless Asset Management	$1,434,600	$2,024,100
RFID Technology	1,002,900	1,963,500
Total Inventories	$2,437,500	$3,987,600

(1) The Company believes that Data Storage accounts receivable will not be sold with the sale of the "Assets Held for Sale" and accordingly have included the Data Storage segment balances in the consolidated accounts receivable balances in both March 31, 2009 and June 30, 2008.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note J – Related Party Transactions

     The Company has a line of credit agreement (“Agreement”), more fully discussed in the Company’s Form 10-KSB for the year ended June 30, 2008, with a private trust (“Lender”) controlled by Mr. Donald Anderson, owner of approximately 13% of the Company’s stock and member of the Company’s Board of Directors. The Agreement was amended in August 2008 increasing the credit limit by $500,000 to $2.5 million and again in January 2009, increasing the $2.5 million to $3.25 million. The interest rate on the August 2008 increase of $500,000 was fixed at twelve (12%) percent per annum and the Lender was given the right to convert up to $1 million of the outstanding balance into Class A Common Stock of the Company at a price of $1.25 per share. (The Lender previously had the right to convert up to $500,000 of the outstanding balance at a price of $1.50 per share). The interest rate for the January 2009 increase of $750,000 was also fixed at 12% in connection with the January 2009 amendment and the Company agreed to modify certain terms of existing warrants held by the Lender to purchase a total 270,000 shares of the Company’s Class A Common Stock (prices from $1.25 to $2.37 per share). The modifications included extending the expiration date by 24 months and reducing the exercise price to $.60 per share. The warrant modifications had a Black-Scholes valuation of $62,400, which has been deferred as loan costs and will be amortized over the remaining period of the Agreement. Repayment of the $750,000 draw is specified as $375,000 due on or before September 30, 2009 and $375,000 due on or before March 31, 2010.

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

     During January 2009, as an incentive for the holder to partially exercise warrants, the Company modified warrants issued to Programmed Land, Inc. to purchase 200,000 shares of the Company’s Class A Common Stock by reducing the strike price to $.60 per share and extending the expiration date by two years. The modified warrants had a strike price of between $1.25 and $2.37 per share and expired in November 2009 and June 2010. Programmed Land, Inc. is controlled by Donald Anderson, a member of the Company’s Board of Directors and owner of approximately 13% of the Company’s stock. During the quarter, the holder exercised 16,667 warrants with proceeds of $10,000.

Note K – Line of Credit and Term Loan

     At March 31, 2009, the Company had an outstanding balance under a line of credit agreement of $3,250,000. The balance is under a $3.25 million line of credit agreement with a private trust, entered into in June 2002 and last modified in January 2009. Under the Agreement, the Company must maintain a minimum balance due of at least $2.5 million through the July 1, 2010 maturity date. Interest is accrued at the prime rate plus 3% for any balance up to $2 million and 12% on balances in excess of $2 million. At March 31, 2009, the Company had drawn the maximum balance under the Agreement. See Note J – Related Party Transactions for discussion of amendments effective during the current period.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

     In December 2008, the Company agreed to amend a $360,000 note due to Tenix Holdings, Inc. (a prior investor in StarTrak) whereby the note will draw interest at 12% per annum and is due in full on June 1, 2009.

       Note L – TSIN Litigation Settlement

           On January 30, 2003, a shareholder of TSIN filed suit naming as defendants the Company and its wholly owned subsidiary, ATSI. The complaint set forth various allegations and sought damages arising out of the Company's acquisition of substantially all of the assets of TSIN.

          The parties to the lawsuit entered into a Settlement Agreement, which was attached as an exhibit to Form 8-K filed on September 21, 2007. In place of the litigation, the Settlement Agreement provided for a valuation procedure, conducted by an independent third party valuation expert, to value (i) the assets transferred by TSIN to Alanco and ATSI in connection with the Acquisition Agreement (“Business Value”), and (ii) the consideration paid by Alanco to TSIN (“Consideration Value”). If the Consideration Value was determined to be within 15% of the Business Value, neither party was entitled to any damages or claims. All of the pending litigation matters were dismissed by the parties pending the appraisal. The appraisal was completed on October 7, 2008 and found that the Consideration Value was within 15% of the Business Value, finally resolving the dispute.

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

     The Settlement Agreement permits Alanco to continue to pursue its claims previously represented by filed Proofs of Claim against the TSIN estate which are unrelated to the settled lawsuit, which include claims for certain expenses incurred by Alanco on behalf of TSIN following the acquisition and claims for indemnity relating to obligations of TSIN not assumed by Alanco. The Company anticipates resolution of those claims in the near future.

Note M – Litigation

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

ALANCO TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

          Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney’s fees and costs. The Company appealed the decision to the Arizona Court of Appeals. The Court of Appeals issued its initial findings which vacated the award of attorney’s fees against the Company as well as some of the damages awarded to the plaintiff. The Company has filed a motion to reconsider with the Court of Appeals seeking additional relief from the lower court action before the matter is returned to the lower court for implementation of the Court of Appeals’ orders.

          The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of March 31, 2009, there was no such additional litigation pending deemed material by the Company.

Note N – International Distribution, Licensing and Manufacturing Agreement

          The Company’s Alanco/TSI PRISM (TSI) subsidiary entered into international distribution, licensing and manufacturing agreements on March 31, 2009 with G4S Justice Services Inc. (G4S). Under terms of the agreement, G4S has been granted exclusive distribution and licensing rights for the TSI system outside the continental U.S. Within the continental U.S., G4S will participate with TSI on certain major new market opportunities where the combined businesses can add value to the customer. G4S will also manufacture the RF transmitter bracelets worn by the offender/detainees within prison and detention facilities utilizing TSI’s RFID monitoring system. The agreement specifies initial licensing fees and advance royalty payments of $1 million which was paid subsequent to March 31, 2009. $250,000 related to a perpetual license was recognized as revenue in the quarter ended March 31, 2009. The agreement is more fully discussed in a press released dated April 2, 2009.

Note O – Subsequent Events

      Subsequent to March 31, 2009, the Company modified certain outstanding stock options issued to employees, officers and directors of the Company, reducing the exercise price and decreasing the number of shares under the option. The stock options that were affected totaled approximately 6.5 million shares with a range of exercise prices from $1.20 to $5.00 per share. The new exercise prices for the modified stock options ranged from $.50 to $1.00 per share. The stock options modification process reduced the approximate 6.5 million shares by 20% to approximately 5.2 million shares. The expiration dates of the applicable stock options were not modified and ranged from June 2009 to November 2015.

     In conformity with current accounting practices, the Company determined, using the Black Scholes model, a current value for the applicable stock options immediately prior to modification and immediately after the modification, determining the modified stock options had a current value of approximately $250,000 greater than the unmodified stock options. The Company policy is to amortize all values for stock options granted over the option vesting period.

Note P - Liquidity

During the nine months ended March 31, 2009, the Company reported a net loss of approximately $3.5 million. During fiscal year ended June 30, 2008 the Company reported a net loss of approximately $7.3 million. Although the Company raised additional capital during the current period, the significant losses raise doubt about the ability of the Company to continue as a going concern.  During fiscal 2009, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required.  While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations.  As a result, the Company’s registered independent public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2008. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ALANCO TECHNOLOGIES, INC.

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

ALANCO TECHNOLOGIES, INC.

General

     Information on industry segments is incorporated by reference from Note I – Industry Segment Data to the Condensed Consolidated Financial Statements.

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

     Long-lived assets and intangible assets – The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected undiscounted cash flows.

Results of Operations

(A)     Three months ended March 31, 2009 versus three months ended March 31, 2008

Net Sales

     Consolidated comparable net sales for the three months ended March 31, 2009 were $4,609,700, an increase of $1,362,000, or 42.0%, from the $3,247,700 of comparable sales reported for the third quarter of fiscal 2008. The increase resulted from increases in both the Wireless Asset Management and RFID Technology segments. The Wireless Asset Management segment increased sales by 24.7%, to $3,758,000, an increase of $745,400, compared to $3,012,600 reported for the three months ended March 31, 2008. The Company’s RFID Technology segment reported quarterly sales of $851,700, compared to $235,100 reported for the same quarter of the prior year, an increase of $616,600.

ALANCO TECHNOLOGIES, INC.

     The increase in the RFID Technology segment sales resulted from revenue recognized under existing contracts, primarily the TSI/PRISM system being installed at the Washington DC jail; and revenue related to fees for a technology license issued during the quarter. The increase in Wireless Asset Management segment sales resulted from increased customer product demand for both hardware and data services. The Company does not consider the current quarter percentage increases or decreases to be indicative of a trend.

Gross Profit

     Consolidated gross profit for the quarter ended March 31, 2009 amounted to $1,556,100, an increase of $546,300, or 54.1%, from the comparable gross profit of $1,009,800 reported for the same quarter of the prior year. The gross profit increases were again due to increases in both the Wireless Asset Management and RFID Technology segments. The gross profit of the Wireless Asset Management segment increased by 15.8%, or $153,800, increasing to $1,127,900 in the quarter ended March 31, 2009 when compared to $974,100 reported in the comparable quarter of the prior fiscal year. Gross margins for the Wireless Asset Management segment decreased from 32.3% in the comparable quarter of the prior year to 30.0% in the current quarter. The increase in gross profit was due primarily to higher sales while the decrease in gross margin was due to high warranty costs related to an early version of ReeferTrak product and additional cost incurred to assist current customers in their transition from analog to digital hardware products.

      The RFID Technology segment gross profit increased to $428,200 in the quarter ended March 31, 2009, compared to $35,700 reported in the comparable quarter of the prior fiscal year, an increase of $392,500. Gross margins for the RFID Technology segment increased to 50.3% in the current quarter compared to 15.2% for the comparable quarter of the prior year. The increase in gross profit and gross margin was due primarily to a fee related to a perpetual license issued during the quarter and to higher contract sales. The Company does not consider the current quarter margin increases or decreases to be indicative of a trend.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses, excluding corporate expenses of $360,500, for the current quarter decreased to $1,919,600, a decrease of $132,400, or 6.5%, when compared to $2,052,000 incurred in the same quarter of fiscal year 2008. The decrease was due to a $134,700, or 25.6%, decrease in the SG&A expense for the RFID Technology segment, due primarily to deferral of certain engineering costs and TSI cost reduction efforts. The Wireless Asset Management segment reported no significant change, reporting SG&A expense of $1,527,100 in the current quarter compared to $1,524,800 in the comparable quarter of the prior year.

Operating Loss

     Operating Loss reported for the quarter was ($724,000) compared to an Operating Loss of ($1,368,800) reported for the same quarter of the prior year, an improvement of $644,800, or 47.1%. The improved operating results are due to improved results in the RFID Technology segment, which reported an Operating Profit of $35,700 for the quarter ended March 31, 2009, compared to an Operating Loss ($491,500) reported for the same quarter of the prior year, and improved results in the Wireless Asset Management segment, which reduced its Operating Loss to ($399,200), a reduction of $151,500, or 27.5%, when compared to ($550,700) reported in the comparable period of the prior fiscal year. Corporate expenses increased to ($360,500), from ($326,600), an increase of $33,900, or 10.4%, related primarily to an increase in outside services.

Other Income and Expense

     Net interest expense for the quarter increased to $190,700, an increase of $24,400, or 14.7%, compared to net interest expense of $166,300 for the same quarter in the prior year. The increase was due primarily to additional net borrowings in the current quarter compared to the same quarter in the prior year. The Company reported Other Loss of ($500) in the current quarter compared to Other Income of $21,600 related to the liquidation of restaurant equipment assets for the comparable quarter of the prior fiscal year.

ALANCO TECHNOLOGIES, INC.

(Loss) Earnings before Interest, Depreciation & Amortization (EBITDA)

     The Company believes that (loss) earnings before net interest expense, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco’s 2009 fiscal year third quarter ended March 31, 2009 represents a loss of ($660,500) compared to a loss of ($1,230,400) for the same quarter of the prior fiscal year, an improvement of $569,900, or 46.3%. A reconciliation of EBITDA to Net Loss for the quarters ended March 31, 2009 and 2008 is presented below:

EBITDA RECONCILIATION to NET LOSS (unaudited)

	3 months ended	3 months ended
	March 31,	March 31,
	2009	2008
EBITDA	$(660,500)	$(1,230,400)

Net interest expense	(190,700)	(166,300)
Depreciation and amortization	(156,500)	(161,200)

NET LOSS	$(1,007,700)	$(1,557,900)

Dividends
     The Company paid quarterly in-kind Series B Preferred Stock Dividends during the quarter ended March 31, 2009 of $23,600. In addition, the Company accrued quarterly dividends related to the Series D Preferred Stock of $103,600.

Net Loss Attributable to Common Shareholders

     Net Loss Attributable to Common Shareholders for the quarter ended March 31, 2009 amounted to ($1,134,900), or ($.04) per share, compared to a loss of ($2,200,000), or ($.09) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

(B)     Nine months ended March 31, 2009 versus nine months ended March 31, 2008

Net Sales

     Consolidated net sales for the nine months ended March 31, 2009 were $14,670,000, an increase of $5,162,100, or 54.3%, compared to sales of $9,507,900 reported for the nine months ended March 31, 2008. The sales increase resulted from increases in sales for both the RFID Technology and the Wireless Asset Management segments. The RFID Technology segment reported sales of $4,209,700, an increase of $3,294,500, compared to $915,200 reported for the comparable period of the prior year. The Wireless Asset Management segment reported a 21.7% sales increase for the nine month period, reporting sales of $10,460,300, an increase of $1,867,600, compared to $8,592,700 reported for the prior year. The increase in sales for the RFID Technology segment resulted from increased revenues recognized as installation progress continued on existing contracts and revenue was earned related to fees for a technology license issued during the quarter. The increase in Wireless Asset Management segment sales resulted primarily from increased hardware sales. The Company does not consider the first nine-month percentage increases or decreases to be indicative of a trend.

ALANCO TECHNOLOGIES, INC.

Gross Profit

     Consolidated gross profit for the nine months ended March 31, 2009 increased by $794,600, or 24.8%, to $3,993,400 from comparable gross profit of $3,198,800 reported for the same period of the prior year. The gross profit increase was due to an increase of $1,173,800 in the Company’s RFID Technology Segment, increasing to $1,272,600 from $98,800 reported on a comparable basis in the prior year. The Wireless Asset Management segment gross profit decreased by $379,200, or 12.2%, to $2,720,800 from $3,100,000 in the prior fiscal year. The increase in gross profit for the RFID Technology segment resulted from increased sales and an increase in gross margin to 30.2% for the nine months ended March 31, 2009 from 10.8% in the same period of the prior fiscal year. The Wireless Asset Management segment’s reduction in gross profit and reduced gross margin resulted primarily from unusually high warranty costs related to an early version of ReeferTrak product and additional cost incurred to assist current customers in their transition from analog to digital hardware products.

     Consolidated gross margins decreased from 33.6% in the prior year to 27.2% in the current year, due primarily to the reduced gross margin of the Wireless Asset Management segment. Gross margin can be impacted in all business segments by economic conditions and specific market pressures. As a result, the changes in gross margins reported for the current nine-months are not considered to be trends.

Selling, General and Administrative Expenses

     Comparable selling, general and administrative (“SG&A”) expenses, excluding corporate expenses of $770,200, for the current nine months ended March 31, 2009 decreased to $5,575,200, a decrease of $869,200, or 13.5%, compared to $6,444,400 incurred in the comparable period of fiscal year 2008. The decrease was due to decreases in both business segments, including a $497,400, or 29.7%, decrease in the RFID Technology segment due primarily to deferral of certain engineering costs; and a $371,800, or 7.8%, decrease in SG&A expense for the Wireless Asset Management segment due to reduced sales expense and general expense reductions initiated during the period.

Operating Loss

     Operating Loss for the nine-month period was ($2,352,000) compared to an Operating Loss of ($4,230,600) reported for the same period of the prior year, an improvement of $1,878,600, or 44.4%. The improved operating results are due to improved results in the RFID Technology segment, which reported an Operating Profit of $92,300 compared to a ($1,578,900) Operating Loss reported for the same period of the prior year. The Wireless Asset Management segment reported an operating loss for the nine-month period of ($1,674,100), compared to an operating loss of ($1,666,700) for the comparable period of the prior year. Corporate expenses decreased by 21.8% to ($770,200) from ($985,000), a decrease of $214,800, due primarily to the recovery of legal expenses related to the TSIN lawsuit that has been settled.

Other Income and Expense

     Net interest expense for the period increased to $702,800, an increase of $138,200, or 24.4%, compared to net interest expense of $564,600 for the same period in the prior year. The increase was due primarily to a one-time accelerated amortization of deferred loan costs of approximately $216,000 related to the prepayment on the ComVest term loan. The increase in interest expense was partially offset by interest rate reduction related to decreases in the prime rate.

     The Company reported Other Income (Expense) of ($185,300) for the nine-month period ended March 31, 2009, compared to Other Income of $59,300 reported for the comparable period of the prior fiscal year. The reduction in Other Income was primarily due to a $187,500 charge in the quarter ended September 30, 2008 related to reduction in estimated value of the Company’s 8.9% investment in TSIN.

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

ALANCO TECHNOLOGIES, INC.

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

(Loss) Earnings before Interest, Depreciation & Amortization (EBITDA)

     The Company believes that (loss) earnings before net interest expense, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco’s nine months ended March 31, 2009 represents a loss of ($2,344,900) compared to a loss of ($3,983,000) for the same period of the prior fiscal year, an improvement of $1,638,100, or 41.1%. A reconciliation of EBITDA to Net Loss for the nine-month period ended March 31, 2009 and 2008 is presented below:

EBITDA RECONCILIATION to NET LOSS (unaudited)

	9 months ended	9 months ended
	March 31,	March 31,
	2009	2008
EBITDA	$(2,344,900)	$(3,983,000)

Net interest expense	(702,800)	(564,600)
Depreciation and amortization	(442,400)	(499,300)

NET LOSS	$(3,490,100)	$(5,046,900)

Dividends
     The Company paid quarterly in-kind Series B Preferred Stock Dividends during the nine-month period ended March 31, 2009 of $69,600. In addition, the Company accrued dividends on its Series D Preferred Stock during the nine-month period of $277,700, of which approximately $125,000 was paid in cash, $49,100 was paid in shares of the Company’s Class A Common Stock (valued at market) and $103,600 remained accrued but unpaid as of March 31, 2009. Preferred stock dividends recorded for the same period of the prior year were $1,020,200 and consisted of quarterly in-kind dividends of $756,200 related to Series A and Series B Preferred Stock; and a special $264,000 dividend recorded due to a beneficial conversion feature based upon the implied value of warrants issued in the Series A Preferred Stock Offering that increased the Net Loss Attributable to Common Shareholders , but has no affect on the Company’s cash or equity. All Series A Preferred Stock had been converted to Common Stock as of June 30, 2008.

Net Loss Attributable to Common Shareholders

     Net Loss Attributable to Common Shareholders for the nine-months ended March 31, 2009 amounted to ($3,837,400), or ($.12) per share, compared to a loss of ($6,067,100), or ($.27) per share, in the comparable period of the prior year. The Company anticipates improved future operating results in all business segments. However, actual results in the Wireless Asset Management segment, Data Storage segment and the RFID Technology segment may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

ALANCO TECHNOLOGIES, INC.

Liquidity and Capital Resources

The Company’s current assets at March 31, 2009 exceeded current liabilities by $566,800, resulting in a current ratio of 1.08 to 1. At June 30, 2008, current assets exceeded current liabilities by $698,400 and reflected a current ratio of 1.1 to 1. The slight deterioration in current ratio at March 31, 2009 versus June 30, 2008 resulted primarily from Operating Losses incurred during the nine-month period.

     Consolidated accounts receivable, including receivables of the Data Storage segment, of $2,469,000 at March 31, 2009 reflects a decrease of $321,600, or 11.5%, when compared to the $2,790,600 reported as consolidated accounts receivable at June 30, 2008. The accounts receivable balance at March 31, 2009 for the Data Storage segment represents twenty-six days’ sales in receivables, an increase compared to eight days’ sales at June 30, 2008. The increase was due to a decrease in the proportion of credit card sales. The days’ sales calculation of the Data Storage segment can be significantly affected by the proportion of credit card sales in the last month of the reporting period and therefore, the increase or decrease in days’ sales for the Data Storage segment is not considered a trend.

The accounts receivable balance for the Wireless Asset Management segment at March 31, 2009 was $1,860,700 compared to $1,783,700 at June 30, 2008, an increase of $77,000, or 4.3%. Days’ sales in receivables for the Wireless Asset Management decreased to forty-nine days from fifty-five days’ sales in receivables reported at June 30, 2008.

The accounts receivable balance at March 31, 2009 for the RFID Technology segment was $437,100 which represents twenty-eight days’ sales in receivables as compared to over two hundred days’ sales in receivables at June 30, 2008. Days’ sales in receivables for the RFID Technology segment are distorted at both March 31, 2009 and June 30, 2008 due to the minimal reported sales for the period ended June 30, 2008 and due to the Company’s accounting method of recognizing contract revenue on a percentage of completion method, whereby accounts receivable balances may be deferred and excluded from reported revenue. It should be noted that the majority of the RFID Technology segment sales are to government entities and bad debts are minimal.

Consolidated inventories at March 31, 2009, excluding inventory presented as “Assets Held for Sale,” amounted to $2,437,500, a decrease of $1,550,100, or 38.9%, when compared to $3,987,600 at June 30, 2008. The inventory balance for the Wireless Asset Management segment at March 31, 2009 was $1,434,600 compared to $2,024,100 at June 30, 2008, a decrease of $589,500, or 29.1%. The inventory balance at March 31, 2009 for the Wireless Asset Management segment represents an inventory turnover of 7.2 compared to 4.1 as of June 30, 2008. The inventory balance of the RFID Technology segment at March 31, 2009 was $1,002,900 compared to $1,963,500 at June 30, 2008, a decrease of $960,600, or 48.9%. The inventory balance at March 31, 2009 for the RFID Technology segment represents an inventory turnover of 3.9 as compared to .72 at June 30, 2008.

At March 31, 2009, the Company had an outstanding balance of $3,250,000 under a $3.25 million formula-based revolving line of credit agreement. The line of credit formula is based upon current asset values and is used to finance working capital. At March 31, 2009, the Company had no availability under the line of credit. See Line of Credit and Term Loan Footnote K for additional discussion of the existing line of credit agreement.

Cash used in operations for the nine-month period ended March 31, 2009 was $1,998,500, a decrease of $3,795,600, or 65.5%, when compared to cash used in operations of $5,794,100 for the comparable period ended March 31, 2008. The decrease during the current nine-month period compared to the same period of the prior year resulted primarily from a reduction in net loss and reductions in inventories and accounts receivable offset by an increase in prepaid expenses and other assets.

ALANCO TECHNOLOGIES, INC.

During the nine months ended March 31, 2009, the Company reported cash used in investing activities of ($233,200), compared to ($69,900) reported for the same period in the prior fiscal year. The increase in cash used in investing activities is the result of increased purchase of property, plan and equipment during the period and cash generated from the sale of assets in the prior fiscal year period ended March 31, 2008 when the Company generated cash from the liquidation of its restaurant equipment assets.

Cash provided by financing activities for the nine months ended March 31, 2009 amounted to $1,994,000, a decrease of $4,370,600 compared to the $6,364,600 provided by financing activities for the nine months ended March 31, 2008. The decrease resulted primarily from $6.8 million in proceeds from the sale of equity instruments during the nine-month period ended March 31, 2008 compared to a $2 million sale of equity instruments in the current period.

The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2009 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at March 31, 2009. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2009. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company’s efforts will be successful. The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4T – CONTROLS AND PROCEDURES

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weakness identified as of June 30, 2008. Notwithstanding the existence of the material weakness identified as of June 30, 2008, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

ALANCO TECHNOLOGIES, INC.

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

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the quarter ended March 31, 2009.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended March 31, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

          Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney’s fees and costs. The Company appealed the decision to the Arizona Court of Appeals. The Court of Appeals issued its initial findings which vacated the award of attorney’s fees against the Company as well as some of the damages awarded to the plaintiff. The Company has filed a motion to reconsider with the Court of Appeals seeking additional relief from the lower court action before the matter is returned to the lower court for implementation of the Court of Appeals’ orders.

ALANCO TECHNOLOGIES, INC.

          The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of March 31, 2009, there was no such additional litigation pending deemed material by the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the nine months ended March 31, 2009, the Company issued 7,000 shares of Series B Preferred Stock as in-kind dividend payments, 180,000 shares of Series D Preferred Stock in a private offering to accredited investors and a total of 657,600 shares of Class A Common Stock, including 154,400 shares issued for services, 244,700 shares for options and warrants exercised, 158,500 shares for partial payment of Series D Preferred dividends and 100,000 shares issued in the acquisition of MicroLogic, Inc.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on January 16, 2009, the following proposals were voted upon and approved by the stockholders.

Proposal # 1	Election of Directors

		For	Withhold	Total Voting
	Harold S. Carpenter	23,719,092	610,543	24,329,635
	Robert R. Kauffman	23,103,357	1,226,278	24,329,635
	James T. Hecker	23,051,917	1,277,718	24,329,635
	Thomas C. LaVoy	22,911,862	1,417,773	24,329,635
	John A. Carlson	23,044,238	1,285,397	24,329,635
	Donald E. Anderson	23,219,071	1,110,564	24,329,635
	Timothy P. Slifkin	23,738,452	591,183	24,329,635

Proposal # 2     Approval of Reverse Stock Split

For	Against	Abstain	Total Voting
23,180,194	1,114,351	35,089	24,329,634

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

Date:     May 14, 2009

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

Date:     May 14, 2009

/s/ John A. Carlson
_____________________
John A. Carlson
Executive Vice President and Chief Financial Officer

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:     May 14, 2009

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:     May 14, 2009