Form 10-K
period 2009-06-30
ALANCO TECHNOLOGIES INC
filed 2009-09-30
CIK 98618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

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

COMMON STOCK

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

___ Yes X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

____ Yes X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ___     Accelerated filer           ___      Non-accelerated filer     ___     Smaller reporting company  X_

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

     ___     Yes     X      No

State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $9,768,000 as of September 25, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 25, 2009 there were 32,617,000 shares, net of treasury shares,

of common stock outstanding.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; unfavorable result of current pending litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers; federal and/or state regulatory and legislative actions; customer preferences and spending patterns; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Alanco Technologies, Inc. was incorporated in 1969 under the laws of the State of Arizona. Unless otherwise noted, the "Company" or “Alanco” refers to Alanco Technologies, Inc. and its wholly owned subsidiaries. Alanco (Nasdaq: ALAN) is a provider of advanced information technology solutions with the Company’s operations for fiscal year ended June 30, 2009 diversified into two reporting business segments including: (i) RFID Technology – incorporating design, production, marketing and distribution of RFID (Radio Frequency Identification) tracking technology, and (ii) Wireless Asset Management – incorporating the design, production, marketing, distribution and monitoring of wireless asset management products, primarily for the transportation industry.

The Company acquired its RFID (Radio Frequency Identification) tracking technology known as the TSI PRISM system in May 2002 through the acquisition of the operations of Technology Systems International, Inc., a Nevada corporation (“TSIN”). The June 30, 2006 acquisition of StarTrak Systems, LLC (“StarTrak”), a Delaware LLC located in Morris Plains, New Jersey, added Wireless Asset Management, an additional reporting business segment described as a provider of wireless cellular and GPS tracking and monitoring services, which are offered on a monthly subscription basis to various industry segments. The company’s primary focus is currently the refrigerated or “Reefer” segment of the transport industry, providing the dominant share of all wireless tracking, monitoring and control services to this market segment.

At June 30, 2008 the Company reported a third business segment, Data Storage – incorporating the manufacturing, marketing and distribution of data storage products. During the quarter ended March 31, 2009, the Company implemented a plan to divest the Data Storage segment and reinvest the proceeds into the Company’s Wireless Asset Management and RFID Technology segments. As reported in the attached financial statements contained in Item 8 of this Form 10-K, at June 30, 2009 and 2008, the “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” consisted of the Data Storage segment asset and liabilities. Operating results for the Data Storage segment for the fiscal years ended June 30, 2009 and 2008 are presented as Loss from Discontinued Operations.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

RECENT BUSINESS DEVELOPMENTS

            The Company was notified by Nasdaq on September 15, 2009 that the Company failed to comply with the minimum bid price of $1.00 per share requirement for continued listing as set forth in NASDAQ Marketplace Rule 4310 (c) (4) (the “Rule”). Therefore in accordance with the Rule, the Company will be provided 180 calendar days or until March 15, 2010, to regain compliance. If the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ Staff will provide written notification that the Company complies with the rule. If compliance with this Rule cannot be demonstrated by March 15, 2010, Staff will determine whether the Company meets the NASDAQ Smallcap Market initial listing criteria as set forth in Marketplace Rule 4310 (c), except for the bid price requirement. If it meets the initial listing criteria, Staff will notify the Company that it has been granted an additional 180 calendar days to meet the $1.00 minimum bid price requirement. If the Company is not eligible for an additional compliance period, Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Staff’s determination to delist it securities to a Listing Qualification Panel.

            On September 15, 2009 the Company announced that it had completed a financing with several independent accredited investors. The financing was comprised of the sale of 135,000 shares of convertible Series E Preferred Stock. The proceeds received by the Company from the offering were $541,000, net of approximately $62,000 in related expenses. The Series E shares accrue a 5% cash dividend and are convertible into twelve (12) shares of the Company’s Class A Common Stock. The Powers, Preferences, Rights and Limitations of the Series E Preferred Stock were included as attachments to an 8-K filed September 17, 2009. See Shareholders’ Equity footnote to the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2009 contained in Item 8 of this 10-K for additional discussion of the Series E Preferred Stock.

            The Company negotiated and executed a $1 million Amended and Restated Convertible Term Note during September 2009, reducing the amount of the payments initially due and modifying the terms under which the balance of the note may be converted into common stock. The form of the Amended and Restated Convertible Term Note was included as an attachment to an 8-K filed on September 11, 2009. See Subsequent Events footnote to the June 30, 2009 consolidated financial statements contained in Item 8 of this 10-K for additional discussion on the amendment to the Convertible Term Note.

            The Company’s subsidiary, StarTrak Systems, LLC, announced on July 7, 2009 that during the quarter ended June 30, 2009 it had added 18 new fleet customers that collectively operate over 3,000 refrigerated trucks and trailers. More than 125 refrigerated transport customers now subscribe to StarTrak’s comprehensive reefer monitoring and management services.

DESCRIPTION OF BUSINESS

RFID TECHNOLOGY SEGMENT

            The Company acquired the operations of Technology Systems International, Inc., a Nevada Corporation (“TSIN”) in the fiscal year ended June 30, 2002. The technology consisted of the proprietary TSI PRISM™ wireless 915 MHz RFID tracking capabilities utilized primarily in correctional facilities, security management and personnel monitoring. The acquisition was effected through a wholly owned subsidiary, Technology Systems International, Inc., an Arizona corporation, by the issuance of Alanco Class A Common Stock to purchase TSIN’s assets and assumption of specific liabilities of TSIN. During the fiscal year 2005, the Company changed the name of Technology Systems International, Inc. to Alanco/TSI PRISM, Inc. (“ATSI”).

In March 2005, Alanco entered into a technology license agreement (“License”) with a developer of RFID real-time location services technology utilizing 2.4 GHz wireless networking standards. The License currently grants to Alanco a five-year worldwide license for the corrections market, to acquire, modify or combine the 2.4 GHz technology with Alanco’s 915 MHz TSI PRISM technology. The Company believes the 2.4 GHz technology has certain application advantages over the 915 MHz technology in international markets and in some segments of the U.S. corrections market.

            Marketing - ATSI markets both its TSI PRISM™ 915 MHz and 2.4 GHz RFID tracking systems in the United States through the Company’s direct sales representatives and strategic partnerships. The primary focus of the marketing effort has been directed at the domestic state and federal correctional facilities and county jail markets. Internationally, ATSI is providing transmitter technology for projects in the corrections market in Europe and Australia.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

           During the quarter ended June 30, 2009, the Company announced that it had entered into international distribution, licensing and manufacturing agreements with G4S Justice Services Inc. (G4S). Under terms of the international distributing agreement, G4S has been granted exclusive distribution and licensing rights for the TSI system outside the continental U.S. Within the continental U.S., G4S will participate with TSI on certain major new market opportunities where the combined businesses can add value to the customer. G4S is the world’s leading international security solutions group, which specializes in outsourced business processes in sectors where security and safety risks are considered a strategic threat. Listed on the London Stock Exchange, G4S 2008 consolidated revenues were approximately $8 billion USD. G4S has in excess of 585,000 employees with operations in over 110 countries.

Raw Materials - The RFID Technology segment utilizes various domestic subcontractors and product suppliers for materials and parts used to manufacture and install its products. Due to the limited number of system installations and product suppliers, approximately 64% of the those purchases for fiscal year ended June 30, 2009 were made from three vendors, including 22% from the licensor of the 2.4 GHz technology, 28% from an electronics supplier and 13.7% from a metal fabricator. During the fiscal year ended June 30, 2008, 78% of purchases were made from the licensor of the 2.4 GHz technology.

The Company anticipates continued concentration of vendor purchases; however, additional electric parts and metal fabricator suppliers are readily available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

Competitive Conditions – We believe the TSI PRISM™ system is the only known wireless RFID continuous real-time tracking technology currently available to the correctional facilities market. There are other companies attempting to introduce area location and monitoring technologies in the correctional facilities market, offering an area or zone detection system. However, at this time those technologies are not capable of providing continuous real-time tracking for more than a limited number of inmates or staff in a concentrated area.

Employees - The Company’s RFID tracking segment employed sixteen full-time employees at both June 30, 2009 and 2008.

Seasonality of Business - Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to state and federal government customers that are affected by annual budget schedules and economic conditions.

Dependence Upon Key Customers - The RFID Technology segment continues in an early stage of commercial market development in the United States. Targeted customers operate the majority of the prison facilities in the United States and include the 50 state governments, numerous county governments and the federal government. During the twelve months ended June 30, 2009, three customers individually accounted for more than 10% of the segment’s fiscal year 2009 revenues for a total of 78% of total segment revenues and 94.1% of total segment accounts receivable. During fiscal year 2008, five customers individually accounted for more than 10% of segment revenues for a total of 76% of total segment revenues and 72% of total segment accounts receivable.

            Backlog Orders - The Company operates using system order contracts that it considers to be firm and non-cancelable and extended maintenance contracts not longer than twelve months. Under this method, the Company had an order backlog as of June 30, 2009 of approximately $700,000. That backlog does not consider the estimated revenue from 19 U.S. Immigration Detention Facilities, previously announced by the Company, which are currently being designed and planned under an award to Northrop Grumman Corporation to provide RFID inmate tracking systems. At June 30, 2008, the backlog order value was approximately $5.5 million.

Research & Development - The Company estimated that the ATSI operations spent approximately $400,000 in research and development expenditures, recorded as selling, general and administrative expense, during fiscal years 2009 and 2008, respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

WIRELESS ASSET MANAGEMENT

The Company’s Wireless Asset Management business segment was established by the acquisition, effective June 30, 2006, of StarTrak Systems, LLC (“StarTrak”), a privately held Delaware LLC located in Morris Plains, New Jersey. StarTrak is a leading provider of wireless cellular, satellite and GPS tracking and monitoring services which are offered on a monthly subscription basis to various transportation industry segments. The Company’s primary focus is currently the refrigerated or “Reefer” segment of the transport industry. StarTrak provides the dominant share of all wireless tracking, monitoring and control services to this market segment.

Marketing – StarTrak markets its wireless tracking and subscription data services in the United States, both through dealers and the Company’s direct sales representatives. The primary focus of the marketing effort has been directed at the domestic refrigerated transport market and the reefer equipment providers. The Company is also expanding international sales opportunities and expects that segment to grow as well.

Raw Materials – The Wireless Asset Management segment utilizes various domestic suppliers for materials, parts and assembly used to manufacture its hardware products and a number of suppliers for its air time purchases, both cellular and satellite, required to provide its data services. For fiscal year ended June 30, 2009, one provider of parts and assembly accounted for 21% of total segment purchases and one vendor who provides satellite air time accounted for 27% of total purchases. During fiscal 2008, one provider of parts and assembly accounted for 24% of total purchases and one vendor who provides satellite air time accounted for 27% of total purchases.

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

Competitive Conditions - StarTrak is the dominant provider of wireless tracking and monitoring services that offers a subscription program targeted to the refrigerated or “Reefer” segment of the transport industry. There are other companies marketing tracking services to the general transport industry; however, to our knowledge, none have the capability of providing integration with the major manufacturers’ “Reefer” electronic systems that allows for the monitoring of various sensor data for control of such equipment on a real-time basis.

Employees - The Company’s Wireless Asset Management segment employed thirty-six full-time and part-time employees as of June 30, 2009 and 2008, respectively.

Seasonality of Business - Location and tracking products have minimal seasonality. However, many of the products in this segment are marketed to commercial customers that are affected by annual budget schedules and economic conditions. Further, high asset utilization during the summer months can cause some seasonal effects on deployment of units.

Dependence Upon Key Customers – In the Wireless Asset Management segment, three customers individually accounted for a total of 44.9% of fiscal year 2009 revenues and 52.3% of total segment accounts receivable.  During fiscal year 2008, the same three customers accounted for 55.8% of total segment revenues and 58.8% of total segment accounts receivable.

            Backlog Orders - The Company operates using order contracts that it considers to be firm and non-cancelable. Under this method, the Company had unfulfilled contracts as of June 30, 2009 and 2008 of approximately $8.5 and $8 million, respectively.

Research & Development - The Company estimates it spent approximately $300,000 and $250,000 in research and development expenditures, recorded as selling, general and administrative expense, in fiscal years 2009 and 2008, respectively.

COMPUTER DATA STORAGE SEGMENT

            At June 30, 2008 the Company reported a third business segment, Data Storage – incorporating the manufacturing, marketing and distribution of data storage products. During the quarter ended March 31, 2009, the Company implemented a plan to divest the Data Storage segment and reinvest the proceeds into the Company’s Wireless Asset Management and RFID Technology segments. At June 30, 2009 and 2008, the “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” consisted of the Data Storage segment's asset and liabilities. Operating results for the Data Storage segment for the fiscal years ended June 30, 2009 and 2008 are presented as Loss from Discontinued Operations.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Data Storage Segment represents the operations of Excel/Meridian Data, Inc. (“Excel”). Excel, a Dallas, Texas-based provider of data storage networking products and services, is a manufacturer and marketer of data storage networking products and is recognized as a leading provider of optical storage devices, such as CD/DVD-ROM servers. Excel also markets a Network Attached Storage (“NAS”) product line and other storage products incorporating state-of-the-art software technology.

Marketing - Excel markets optical storage and NAS products, primarily in the United States, through national advertising, telemarketing and Company sales representatives.

Raw Materials – During fiscal years 2009 four (4) suppliers accounted for more than 10% of purchases totaling 72% of total segment purchases.  During fiscal year 2008, two suppliers accounted for more than 66% of material and parts purchases. One supplier accounted for 34% and a second supplier accounted for 32% of purchases. The Company anticipates continued concentration of vendor purchases; however, additional suppliers are available at competitive pricing levels. The Company does not foresee any future significant shortages or substantial price increases that cannot be recovered from its customers.

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

Employees - As of June 30, 2009, the Company’s computer data storage business employed eight full-time employees, compared to sixteen full-time employees as of June 30, 2008.

Seasonality of Business - Computer data storage products have minimal seasonality. However, many of the products in this segment are marketed to business customers, which in some cases can be significantly affected by budget restraints and economic conditions.

Dependence Upon Key Customers - During fiscal year 2009 one customer accounted for 11.7% of revenues and during fiscal year 2008 one customer accounted for 10.5% of revenues.

Backlog Orders - The Company operates using customer purchase orders that in some cases may not be considered firm and non-cancelable. Methods of defining a firm "Backlog Order" are being evaluated, and if the Company utilizes that information in evaluating sales activity, the information will be reported.

Research & Development - The Company estimates it spent approximately $75,000 and $100,000 in research and development expenditures, recorded as selling, general and administrative expense, for fiscal years 2009 and 2008, respectively.

ITEM 1A. RISK FACTORS

An investment in Alanco involves a high degree of risk. In addition to the other information included in this Form 10-K, you should carefully consider the following risk factors in determining whether or not to purchase shares of Alanco Class A Common Stock. These matters should be considered in conjunction with the other information included or incorporated by reference in this filing. This Form 10-K contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of our management, directors or officers primarily with respect to our future operating performance. Prospective purchasers of our securities are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information set out below, identifies important factors that could cause such differences. See “Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995.”

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

We may not be able to reach the sales goals anticipated from the StarTrak Systems acquisition. We acquired the operations of StarTrak Systems, LLC (“StarTrak”) effective June 30, 2006. StarTrak is a leading provider of wireless tracking and subscription data services to the transportation industry, with a focus upon the refrigerated or “Reefer” segment of the transport industry. StarTrak provides wireless (including GPS, cellular and radio) tracking, monitoring and control services to this market. We are anticipating significant revenue growth from sales of StarTrak products in the transportation market. There is no certainty that we will be able to capture the required market share for StarTrak to achieve its anticipated financial success. The StarTrak system is currently being marketed to the transportation market as a tool to increase efficiency and reduce costs of the refrigerated supply chain by wireless monitoring and control of critical Reefer data, including GPS location, cargo temperatures and Reefer fuel levels. Although StarTrak is the dominant provider for tracking, management and control services of the refrigeration transport market and is currently the only tracking system, to the best of our knowledge, which is able to provide direct interaction with the customer allowing for remote adjustments of variables controlled by the unit, there are other tracking/monitoring systems being marketed to the refrigerated transport industry. There is no certainty that the transportation industry will adopt this technology broadly enough for us to reach our marketing projections.

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

We may continue to experience lower than anticipated sales in our TSI PRISM division. We acquired the business and assets of Technology Systems International, Inc. (“TSI”) effective June 2002, creating the Company’s RFID Technology segment. During fiscal 2005, we changed the name of Technology Systems International, Inc. to Alanco/TSI PRISM, Inc. (“ATSI”). We had anticipated significant revenue growth from sales of the TSI PRISM tracking system in the corrections market in prior years which was not realized. We continue to anticipate future significant revenue growth from sales of the TSI PRISM tracking system; however, there is no certainty that we will be able to capture the required market share for ATSI to achieve its anticipated financial success. The TSI PRISM system is currently being marketed to the corrections market as a prison and jail management tool and officer safety system. Although there are other inmate and officer monitoring systems being marketed to the corrections industry, the TSI PRISM system is currently the only system, to the best of our knowledge, which is able to continuously (every two seconds) monitor the location of both officers and prisoners, both inside and outside of buildings. There is no certainty that the corrections industry will adopt this technology broadly enough for us to reach our marketing projections.

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

Worsening general economic conditions may negatively affect our potential customers' ability and willingness to purchase the products sold by our Company.  Both our RFID Technology and our Data Storage segment rely on a strong economy to support technology spending by our customers.  Our Data Storage segment sells network attached storage systems to mid-sized network users.  Previous deterioration in general economic conditions resulted in reduced spending by our customers for technology in general, including the products sold by us.  We have the ability to reduce overhead to assist in offsetting our reduced sales volume; however, if the economic conditions were to deteriorate, we could experience a material adverse impact on our business, operating results, and financial conditions.  See previous section discussing the budget constraints of our RFID government customers.  As some government funding is supplied by sales tax and income tax revenues, a reduction in economic activity reduces governmental revenues and the monies that can be budgeted for TSI PRISM systems.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Acts of domestic terrorism and war have impacted general economic conditions and may impact the industry and our ability to operate profitably.On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. On October 7, 2001, the United States launched military actions on Afghanistan, and in 2003 launched military attacks on Iraq with ongoing operations in both areas. As a result of those terrorist acts and military actions, there has been a disruption in general economic activity and a diversion of governmental funding to those endeavors that would otherwise have been available for the purchase of products and systems such as those sold by the Company. There may be other consequences resulting from those acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate. These terrorist acts and acts of war may continue to impact the economy, and in turn, reduce the demand for our products and services, which would harm our ability to make a profit. Also, as federal dollars are redirected to military efforts, they may not be available for the purchase of new federal prison monitoring systems from our ATSI subsidiary.

The Company may not have sufficient capital to meet its liquidity needs if we are not able to carry out our fiscal year 2009 operating plan; Uncertainty of proceeds and additional financing. The Company incurred significant losses during fiscal year 2009 and fiscal year 2008 and has experienced significant losses in prior years. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, we believe that, based on our fiscal 2010 operating plan, cash flow and additional funding sources will be adequate to meet our anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of interest on our indebtedness. We will need to materially reduce expenses, or raise additional funds through public or private debt or equity financing, or both, if the revenue and cash flow elements of our 2010 operating plan are not met. If we need to seek additional financing to meet working capital requirements, there can be no assurance that additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our business, operating results, financial condition and ability to continue operations will be materially adversely affected.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

We may not be able to sell our Excel Meridian Data subsidiary, reported as Assets held for sale at June 30, 2009. Because of the current economic downturn and Excel’s lack of sustained profitability, we may be unable to sell Excel, or may be unable to sell Excel for a value equal to or greater than its carrying value as of June 30, 2009.

If Excel continues as a subsidiary, we may lack the capital for our Excel Meridian Data subsidiary to compete effectively in the data storage market. Because we are significantly smaller than many of our competitors in the data storage business, we may lack the capital required to increase our market share. We operate in a very competitive environment, competing against numerous other companies, many of whom have greater financial resources and market position than we do.

We may not be able to maintain NASDAQ listing if we are unable to achieve a stock price above the minimum $1.00 bid price per share. Our Class A Common Stock currently trades on the NASDAQ Capital Market under the symbol “ALAN.” However, there can be no assurance that an active trading market in our Class A Common Stock will be available at any particular future time.

The Company was notified by Nasdaq on September 15, 2009 that the Company failed to comply with the minimum bid price of $1.00 per share requirement for continued listing as set forth in NASDAQ Marketplace Rule 4310 (c) (4) (the “Rule”). Therefore in accordance with the Rule, the Company will be provided 180 calendar days or until March 15, 2010, to regain compliance. If the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ Staff will provide written notification that it complies with the rule. If compliance with this Rule cannot be demonstrated by March 15, 2010, Staff will determine whether the Company meets the NASDAQ Smallcap Market initial listing criteria as set forth in Marketplace Rule 4310 (c), except for the bid price requirement. If it meets the initial listing criteria, Staff will notify the Company that it has been granted an additional 180 calendar days to meet the $1.00 minimum bid price requirement. If the Company is not eligible for an additional compliance period, Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Staff’s determination to delist its securities to a Listing Qualification Panel.

There can be no assurance that the Company’s stock will trade above the minimum NASDAQ $1.00 per share bid requirement, or that the company will meet, on March 15, 2010, Nasdaq Small cap Market initial listing criteria, except the minimum bid price requirement, as discussed above, or that the Company will be able to maintain listing requirements in the future, resulting in additional notifications that delisting may occur.

The Company does not anticipate payment of dividends on Common Stock. We do not anticipate that we will pay cash dividends on our Class A Common Stock in the foreseeable future. The payment of dividends by us will depend on our earnings, financial condition, and such other factors, as our Board of Directors may consider relevant. We currently plan to retain earnings to provide for the development of our business.

Our articles of incorporation and Arizona law may have the effect of making it more expensive or more difficult for a third party to acquire, or to acquire control of, us.Our articles of incorporation make it possible for our Board of Directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of us. Arizona law prohibits a publicly held Arizona corporation from engaging in certain business combinations with certain persons, who acquire our securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner. This provision has the effect of discouraging transactions not approved by our Board of Directors as required by the statute which may discourage third parties from attempting to acquire us or to acquire control of us even if the attempt would result in a premium over market price for the shares of common stock held by our shareholders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Certain provisions in our Alanco shareholder rights plan may discourage a takeover attempt.We have implemented a shareholder rights plan which could make an unsolicited takeover of our company more difficult. As a result, shareholders holding a controlling block of shares may be deprived of the opportunity to sell their shares to potential acquirers at a premium over prevailing market prices. This potential inability to obtain a premium could reduce the market price of our common stock.

The market price of Alanco Class A Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

·	progress of our products through development and marketing;
·	announcements of technological innovations or new products by us or our competitors;
·	government regulatory action affecting our products or competitors' products in both the United States and foreign countries;
·	developments or disputes concerning patent or proprietary rights;
·	actual or anticipated fluctuations in our operating results;
·	the loss of key management or technical personnel;
·	the loss of major customers or suppliers;
·	the outcome of any future litigation;
·	changes in our financial estimates by securities analysts;
·	general market conditions for emerging growth and technology companies;
·	broad market fluctuations;
·	recovery from natural disasters; and
·	economic conditions in the United States or abroad.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate office and the ATSI operation are located in an approximate 9,300 square foot leased facility in Scottsdale, Arizona. The current lease expires July 31, 2010.

Excel/Meridian Data, Inc. entered into an office/manufacturing space lease during fiscal year 2001 for approximately 11,300 square feet in Carrollton, Texas. The initial five year lease has been extended and is currently scheduled to expire in May of 2012. Startrak Systems, LLC, is currently occupying approximately 14,000 square feet of an office/manufacturing facility located in Morris Plain, New Jersey. StarTrak signed a new lease in February 2008 and moved into the new facility in November 2008. The lease will expire on October 31, 2018.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings - The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The Company continues as a party to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company. The actions are more fully described below.

            StarTrak Systems Litigation

           On July 12, 2007, the Company’s subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd., Satamatics, Inc., and Farruhk Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), for misappropriation of trade secrets, violation of confidentiality agreements and contempt for violation of a previously issued court order concerning such trade secrets issued to Brian Hester. Brian Hester and Farruhk Shahzad are previous employees of StarTrak, and the Company believes that they have employed and/or are attempting to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. The Company is seeking injunctive relief and damages from the defendants. Settlement discussions are proceeding and the Company anticipates conclusion of the litigation in the near future.

         Arraid Litigation

         On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney’s fees and costs. The Company appealed the decision to the Arizona Court of Appeals. The Court of Appeals vacated the award of attorney’s fees against the Company as well as some of the damages awarded to the plaintiff, awarded the Company $60,000 in appeal legal fees and in excess of $10,000 in appeal costs, and returned the case to the trial court to determine the final judgment and to award the successful party its legal fees. The matter has been fully briefed in the Superior Court and the company anticipates final resolution of the matter in the near future.

        The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2009 there was no such litigation pending deemed material by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Shareholders during the fourth quarter of fiscal year ended June 30, 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

         Alanco's common stock is traded on the Nasdaq Capital Market under the symbol "ALAN."

         The following table sets forth high and low sale prices for each fiscal quarter for the last two fiscal years. Such quotations represent inter-dealer prices without retail mark-ups, markdowns, or commissions and, accordingly, may not represent actual transactions.

	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High	Low

September 30	$ 1.47	$ 1.00	$ 2.60	$ 1.47
December 31	$ 1.12	$ 0.34	$ 2.26	$ 1.28
March 31	$ 0.72	$ 0.16	$ 1.61	$ 0.85
June 30	$ 1.30	$ 0.28	$ 1.70	$ 0.86

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

         As of June 30, 2009 and 2008 Alanco had approximately 1,000 holders of record of its Class A Common Stock. This does not include beneficial owners holding shares in street name.

        During the fiscal year ended June 30, 2009, the Company issued 835,900 shares of its Class A Common Stock, including 251,100 shares issued in connection with exercise of employee stock options and warrants, 260,800 as payment of Series D Preferred Stock dividends and 120,000 shares were issued for the acquisition of certain assets and liabilities of MicroLogic, Inc. and 204,000 shares issued for services.

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

         Alanco has paid no Common Stock cash dividends and has no current plans to do so. During fiscal year ended June 30, 2009, holders of Series D Convertible Preferred Stock received, in addition to the 260,800 shares of common stock discussed above, “paid-in-kind” dividends of 5,547 valued at $55,400. Holders of Series B Convertible Preferred Stock received “paid-in-kind” dividends during fiscal years ended June 30, 2009 and 2008 of 9,400 shares and 8,500 shares, respectively.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Critical Accounting Policies

          “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and receivables, estimated fair value of stock based compensation, warranty reserves, impairment of long-lived and intangible assets, realizability of deferred tax assets and estimating potential liabilities relating to ongoing litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

          The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the critical accounting policies presented below as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements. The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

          In accordance with accounting principles generally accepted in the United States of America, the Company is reporting consolidated revenues for fiscal years ended June 30, 2009 and 2008 from its RFID Technology segment and Wireless Asset Management segment. The Data Storage segment, reported as an operating segment in prior years, is reported as discontinued operations for fiscal years 2009 and 2008.

          The following table is a summary of the results of operations and other financial information by major segment:

	Wireless
	Asset	RFID
	Management	Technology	Corporate	Total
Fiscal year 2009
Sales	$13,633,600	$5,468,400	$-	$19,102,000
Cost of Goods Sold	9,686,100	3,540,200	-	13,226,300
Gross Profit	3,947,500	1,928,200	-	5,875,700
Selling, General & Administrative	5,671,300	1,630,000	916,500	8,217,800
Stock based compensation expense	319,500	58,900	1,092,900	1,471,300
Operating Income (Loss)	$(2,043,300)	$239,300	$(2,009,400)	$(3,813,400)
Gross Margin	29.0%	35.3%		30.8%

Accounts Receivable, net	$1,484,600	$736,900	$81,500	$2,303,000	(1)
Inventory, net	$1,354,800	$980,000	$-	$2,334,800
Total Assets	$17,977,300	$7,390,000	$707,200	$26,074,500
Capital Expenditures	$234,200	$89,600	$1,500	$325,300
Research & Development	$300,000	$400,000	$-	$700,000
Depreciation & Amortization	$499,600	$84,400	$800	$584,800

Fiscal year 2008
Sales	$11,838,900	$1,639,400	$-	$13,478,300
Cost of Goods Sold	8,319,800	1,408,000	-	9,727,800
Gross Profit	3,519,100	231,400	-	3,750,500
Selling, General & Administrative	6,064,900	2,166,400	1,253,400	9,484,700
Stock based compensation expense	236,700	16,800	169,700	423,200
Operating Loss	$(2,782,500)	$(1,951,800)	$(1,423,100)	$(6,157,400)
Gross Margin	29.7%	14.1%		27.8%

Accounts Receivable, net	$1,783,700	$910,600	$96,300	$2,790,600	(1)
Inventory, net	$2,024,100	$1,963,500	$-	$3,987,600
Total Assets	$18,701,600	$8,117,100	$1,394,900	$28,213,600
Capital Expenditures	$145,600	$15,500	$1,000	$162,100
Research & Development	$250,000	$400,000	$-	$650,000
Depreciation & Amortization	$455,600	$143,400	$1,000	$600,000
(1) The Company believes that Data Storage accounts receivable will not be included in the sale of "Assets Held for Sale" and accordingly has included that segments accounts receivable balance in Corporate accounts receivables at both June 30, 2009 and 2008.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Sales

         Consolidated net sales for fiscal year 2009 were $19,102,000, a 41.7% increase when compared to $13,478,300 reported for fiscal year 2008. The increase in sales resulted from increases for both the RFID Technology segment and the Wireless Asset Management segments.

         The Company’s Wireless Asset Management segment reported a sales increase of $1,794,700, or 15.2%, to $13,633,600 compared to prior year sales of $11,838,900. The sales increase resulted from increased product demand in the refrigerated truck/trailer market. Although revenues on a quarter to quarter comparison may fluctuate, management believes that increases in hardware sales and monitoring revenues will continue to increase in fiscal year ended 2010 through new product introductions and increased market penetration.

         Sales for the RFID Technology segment increased by $3,829,000, or 234%, when compared to the prior fiscal year. The improvement in the RFID Technology segment sales reflects momentum in customer acceptance of the TSI PRSIM tracking and monitoring technology and reflects the completion of the long sales cycles required for customers to understand the advantages of the TSI PRISM technology and then secure budget approval for an acquisition This sales improvement has been achieved while maintaining the pricing structure it has utilized over the past few years.

        The sales process for the TSI PRISM products is protracted because it generally involves four separate phases: 1) product presentation to a state director of corrections, 2) obtaining the state director of correction’s agreement to position the product among the top priorities of his budget, 3) competing with other state projects for funding and 4) publishing the RFP (request for proposal) and awarding the contract. RFID segment customers are currently at various phases in the procurement process, and we believe that although TSI PRISM revenues may fluctuate on a quarter to quarter comparison basis, management believes that sales will continue to increase in fiscal year 2010 as the funding phase is completed and contracts are awarded.

         As further evidence of improved market penetration by the TSI PRISM technology, the Company announced during the year that TSI PRISM had been selected as subcontractor for tracking and monitoring technology required for nineteen (19) federal immigration detention facilities under a three year, $44 million contract awarded to Northrop Grumman Corporation (“Northrop”). The Department of Homeland Security awarded Northrop a task order to provide infrastructure and an integrated system that will locate and track detainees, reserve bed space among various facilities and manage detainee transportation requirements. The facilities, housing in excess of 20,000 alien detainees, are operated by the U.S. Immigration and Custom Enforcement-Detention and Removal Operations (ICE-DRO), an agency of the Department of Homeland Security (DHS).

         If the Data Storage segment had been included in consolidated operating results, consolidated sales for the year ended June 30, 2009 would have been increased to $21,259,100 (a $4,048,100 increase), a 23.5% increase, compared to $17,211,000 that would have been reported for the same period of the prior year.

Gross Profit

         The Company reported gross profit for fiscal year 2009 of $5,875,700 (30.8% of sales), an increase of $2,125,300 or 56.7%, when compared to $3,750,400 (27.8% of sales) for the prior year. The improvement in gross margin resulted from improved gross profit in both the RFID Technology segment and the Wireless Asset Management segment.

          Fiscal year 2009 gross profits for the Wireless Asset Management segment increased to $3,947,500 (29.0% of sales), an increase of $428,400 or 12.2% compared to $3,519,100 (29.7% of sales) in gross profit reported for fiscal year ended June 30, 2008. The increase in gross profit resulted from additional hardware sales and data services revenue compared to the prior year. The margins in fiscal 2009 continued to be negatively effected by additional costs (estimated at approximately $800,000) required to convert current customers from control channel to GSM products, and special inventory obsolescence reserve adjustments of approximately $150,000 recorded due to the changeover to the new RT6000 product line.

          The RFID Technology segment reported gross profit of $1,928,200 (35.3% of sales), a 733% increase compared to the $231,300 (14.1% of sales) reported for the prior fiscal year. The increase resulted primarily from increased sales as discussed above. In addition, gross margin for the RFID Technology segment in fiscal year 2008 was negatively affected by a strategic decision to install a system at a low margin that provided a significant opportunity to test certain design concepts with an objective of developing a lower cost RFID system designed for a new market and not due to other changes in pricing strategy. We believe that reported gross margin for fiscal years 2009 is more reflective of expected gross margin under higher sales levels.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

          If the Data Storage segment had been included in consolidated operating results, consolidated gross profit for the year ended June 30, 2009 would have increased to $6,461,200 (30.4% of sales), an increases of $1,712,600, or 36.1%, compared to $4,748,600 that would have been reported for the same period of the prior year.

Selling, General & Administrative Expense

          Fiscal year 2009 Selling, general and administrative (SGA) expense, excluding amortization of stock based compensation, decreased to $8,217,800, a decreases of $1,267,100, or 13.4%, when compared to $9,484,900 reported for fiscal year 2008. The reduction in SGA expense was achieved in all areas of the Company.

          The Wireless Asset Management segment’s SGA expenses decreased $393,600, or 6.5%, to $5,671,300, compared to $6,064,900 reported for fiscal year ended June 30, 2008 due primarily to reductions of sales commissions related to a large contract completed in fiscal 2008. RFID Technology segment reduced SGA expense to $1,630,000, a reduction of $536,400, or 24.8% compared to $2,166,400 reported in the prior year. The decrease was due to the capitalization of approximately $400,000 of engineering expense related to software development and the allocation of certain SGA costs to current contracts. Corporate SGA expense decreased to $916,500 in fiscal 2009, from $1,253,400 reported in fiscal year 2008, a decrease of $336,900, or 26.9%, due to a reduction in legal expense resulting from the TSIN litigation settlement that allowed the Company to write-off certain recorded liabilities as a recovery of legal fees.

          If the Data Storage segment had been included in consolidated operating results, consolidated SGA for the year ended June 30, 2009 would have been $7,176,200, a decrease of $2,340,800, or 24.6% when compared to $9,517,000 reported for the fiscal year 2008.

          Stock based compensation expense increased substantially to $1,471,300 in the fiscal year ended June 30, 2009, a 248% increase compared to $423,000 reported in fiscal year 2008. The $1,048,300 increase resulted from the Company’s decision to change amortization assumptions of approximately $135,000, changes in vesting for company directors and officers of approximately $700,000, and additional expense related to repricing certain employee stock options during the fiscal year ended June 30, 2009 of approximately $166,900.

Operating Loss

          The loss from operations for fiscal year ended June 30, 2009 was ($3,813,400), a $2,344,000, or 38.1%, improvement when compared to the operating loss for the prior fiscal year of ($6,157,300). The Wireless Asset Management segment reduced its operating loss by $739,200, reporting an operating loss of ($2,043,300) in fiscal year 2009 compared to ($2,782,500) in the prior fiscal year. The RFID Technology segment reported an operating profit of $239,300, compared to an operating loss to ($1,951,800) reported in fiscal year ended June 30, 2008.

          If the Data Storage segment had been included in consolidated operating results, consolidated operating loss for the year ended June 30, 2009 would have been ($4,204,900), an improvement of $2,409,400, or 36.4% when compared to the fiscal year 2008 operating loss of ($6,614,300).

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
Loss From Continuing Operations
           The loss from continuing operations for the fiscal year ended June 30, 2009 was ($5,057,000), a $1,812,800 or 26.4% decrease when compared to a loss of ($6,869,800) at June 30, 2008. The decrease in loss from continuing operations included a $2,344,000 improvement in operating loss explained above offset by an increase of $107,800 in net interest expense and an increase of $423,400 in other expense. Fiscal year 2009 interest expense, net of interest income, was $900,700, compared to net interest expense of $792,900 for the previous year. The increase was due primarily to a one-time accelerated amortization of deferred loan costs of approximately $216,000 related to the prepayment on the ComVest term loan as partially offset by an interest rate reduction related to decreases in the prime rate.

           The Company reported Other Expense of ($342,900) for the year ended June 30, 2009, compared to Other Income of $80,500 reported for the comparable period of the prior fiscal year. Other income for fiscal 2008 related to the final liquidation of Fry Guy assets. The current fiscal year Other Expense was due primarily to a $345,100 charge during the current fiscal year to reduce the estimated value of the Company’s 8.9% investment in TSIN.

        The operations of ATSI were acquired in May of 2002 by the issuance of 2.4 million (post October 16, 2006 reverse split) shares of the Company’s Class A Common Stock and the assumptions of certain specific liabilities. In anticipation of the transaction, the Company had acquired approximately 8.9% of the then outstanding shares of TSIN. TSIN had stated it was its intent to liquidate enough shares of the Alanco stock to pay off all TSIN liabilities and to distribute the remaining Alanco shares to the TSIN stockholders. To reflect the 8.9% investment in TSIN subsequent to the acquisition, the Company estimated that approximately 2.25 million shares would be remaining after payment of all TSIN liabilities and that an 8.9% ownership would receive approximately 200,000 shares upon distribution. Therefore, the Company recorded 200,000 treasury shares valued at market price on the transaction date.

        On January 30, 2003, a shareholder of TSIN filed suit naming as defendants the Company and its wholly owned subsidiary, ATSI. The complaint set forth various allegations and sought damages arising out of the Company's acquisition of substantially all of the assets of TSIN. Eventually, the lawsuit was transferred to TSIN who became the plaintiff and continued the legal process until September 2007 when the parties to the lawsuit entered into a Settlement Agreement more fully explained in Note 8 – TSIN Litigation Settlement of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. From 2003 through September 2007, TSIN incurred significant legal expenses associated with the lawsuit, forcing TSIN to sell a significant portion of the Alanco share held, thereby reducing the number of Alanco shares available to TSIN shareholders upon distribution. To reflect that reduction in investment value of the Company’s 8.9% ownership in TSIN, the Company, during fiscal year ended June 30, 2009, reduced the estimated number of treasury shares to be received upon distribution from 200,000 shares to 16,000 shares and recorded a charge to other expenses of $345,100.

Loss From Discontinued Operations

          The loss from discontinued operations represents the loss from the Data Storage segment which has been classified as an Asset Held for Sale at June 30, 2009 and 2008. For the fiscal year ended June 30, 2009 the loss from discontinued operations was ($391,500), an improvement of $47,800 when compared to a loss of ($439,300) for fiscal year 2008.

EBITDA

           The Company believes that (loss) earnings before net interest income, income taxes, depreciation and amortization of intangible assets (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with GAAP, or as a measure of our performance or liquidity. EBITDA for Alanco’s fiscal year 2009 represents a loss of ($3,571,500) compared to a loss of ($5,476,900) for the same period of the prior year. EBITDA before stock-based compensation decreased to ($2,100,200) compared to ($5,053,900) reported in the prior period an improvement of $2,953,700 or 58.4%. Reconciliation between EBITDA and Loss From Continuing Operations is presented below:

EBITDA RECONCILIATION TO LOSS FROM CONTINUING OPERATIONS
	Fiscal Years Ended
	June 30, 2009	June 30, 2008
EBITDA before Stock-based compensation	$(2,100,200)	$(5,053,900)
Stock-based compensation	(1,471,300)	(423,000)
EBITDA	(3,571,500)	(5,476,900)
Net interest expense	(900,700)	(792,900)
Depreciation and amortization	(584,800)	(600,000)
LOSS FROM CONTINUING OPERATIONS	$(5,057,000)	$(6,869,800)

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Dividends

           Preferred Stock dividends expensed during fiscal year 2009 amounted to $478,200, including preferred stock dividends of $149,500 paid in-kind, $97,200 paid in Class A Common Stock, $125,000 paid in cash and $106,500 accrued but unpaid at June 30, 2009. The $478,200 in preferred dividends expense was a significant decrease compared to Preferred Stock dividends of $2,439,500 paid in the prior year. The decrease is primarily due to the conversion of all Series A Preferred Stock into Class A Common Stock at June 20, 2008 and therefore the elimination of associated dividends. See Note 14 – Shareholders’ Equity of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional discussion of Preferred Stock transactions.

Net Loss Attributable to Common Stockholders

            Consolidated net loss attributable to Common stockholders for fiscal year ended June 30, 2009 was ($5,926,700), or ($.19) per share, a decrease of 39.2% when compared to a net loss attributable to Common stockholder of ($9,748,600), or ($.42) per share, for the prior year.

           Net cash used in operating activities for the fiscal year ended June 30, 2009 was ($1,476,500) compared with net cash used in operating activities for the prior fiscal year of ($6,619,200). The reduction of $5,142,700, resulted primarily from a reduction in loss from continuing operations compared to the prior year and a reduction in both accounts receivable and inventory. Accounts receivable and inventory decreased by approximately $2.4 million in the current fiscal year compared to an increase of approximately $1.5 million in the prior year. See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flow contained in Item 8 of this Form 10-K.

          Any new Statements of the Financial Accounting Standards affecting the Company are disclosed in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Liquidity and Capital Resources

          The Company’s current liabilities exceeded its current assets by $277,800 at June 30, 2009, representing a current ratio of .96 to 1. At June 30, 2008 the Company's current assets exceeded current liabilities by $698,400 and reflected a current ratio of 1.1 to 1. The slight deterioration in current ratio at June 30, 2009 versus June 30, 2008 resulted primarily from Operating Losses during the twelve-month period.

          Consolidated accounts receivable at June 30, 2009 of $2,303,000, forty days’ sales in receivables, reflects a decrease of $487,600, or 17.5%, compared to the $2,790,600, fifty-nine days’ sales in receivables, reported at the end of fiscal year 2008. The decrease in days’ sales was reported in both the Wireless Asset Management and the RFID segments.

          The Wireless Asset Management segment reported an Accounts Receivable balance at June 30, 2009 of $1,484,600, or 64.5% of the current fiscal year end consolidated balance, compared to 63.9% of the consolidated balance at the prior fiscal year end. The $1,484,600 June 30, 2009 balance for the Wireless Asset Management segment represented forty days’ sales compared to an accounts receivable balance at June 30, 2008 of $1,783,700, representing fifty-five days’ sales. The decrease in days’ sales resulted from improved sales over the prior fiscal year as well as the segment’s efforts to improve collections.

          Receivables for the Data Storage segment increased by $2,800, or 3.6%, and RFID Technology segment decreased by $173,700, or 19.1%. The Data Storage segment accounts receivable balance at June 30, 2009 of $81,500 represented fourteen days’ sales in receivables compared to $78,700 or eight days, at fiscal year end 2008. Days’ sales in receivables for the Data Storage segment may be significantly affected by the percentage of credit card sales in a particular period versus a comparable period and therefore a change in days’ sales in receivables is not considered a trend towards faster or slower receivable collection. Days’ sales for the RFID Technology segment, forty-nine days at June 30, 2009 is a significant improvement as compared to two hundred and three days at June 30, 2008. The change is primarily due to the increased sales volume in fiscal year 2009 as compared to 2008, approximately $5.4M versus $1.6M respectively.

          Consolidated inventories at June 30, 2009, excluding inventory presented as “Assets Held for Sale,” amounted to $2,334,800, a decrease of $1,652,800, or 41.4%, when compared to $3,987,600 at June 30, 2008. $983,500 or 59.5% of the current year decrease was reported by the RFID Technology segment, reporting inventories of $980,000 at June 30, 2009, a decrease of $983,500, or 50.1%, from $1,963,500 at fiscal year end 2008. The decrease in inventories was due to delivery of material purchase in fiscal year 2008 for projects which were delivered largely in the first quarter of fiscal year 2009. Inventory turns for the fiscal year ended June 30, 2009 was 3.6 as compared to .72 for fiscal year 2008. The improvement is primarily due to the significant improvement in sales during fiscal year 2009. The Wireless Asset Management segment inventory accounted for $1,354,800, or 58% of the consolidated balances, representing an inventory turn of 7 as compared to 4.1 for the prior year. The Wireless Asset Management segment inventory levels decreased due improved sales volume during the fiscal year 2009 as compared to fiscal year 2008, approximately $13.6 million and $11.8 million respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

           Net cash used in investing activities during the current year was ($325,500), compared to net cash used in investing activities in fiscal 2008 of ($90,500), a 235,000 increase. The current year increase was due to leasehold improvements, equipment and furniture and fixtures purchased for the new StarTrak office/production facilities in Morris Plains, NJ.

           Net cash provided by financing activities during fiscal year ended June 30, 2009 amounted to $1,488,600, a reduction of $5,332,200 compared to $6,820,800 for the fiscal year ended June 30, 2008. During fiscal year 2008, the Company had raised over $5 million through the sale of common stock, a reduction of $4,883,000 compared to approximate $208,000 in net proceeds from the sale of common stock in the fiscal year ended June 30, 2009. In addition, during fiscal 2008 the Company raised $2.7 million from the sale of preferred stock compared to approximately $1.8 million raised from the sale of preferred stock in the current year.

           At June 30, 2009, the Company had a $3,250,000 line of credit balance under a $3.25 million line of credit agreement with a private trust that was last amended in January of 2009. Under the amended agreement, which expires on July 1, 2010, the Company must maintain a minimum outstanding balance under the line of $2.50 million and pay interest at prime plus 3% (6.25% at June 30, 2009) on the outstanding balance up to $2 million and 12% on any balance in excess of $2 million. In addition, $1,000,000 of the outstanding balance is convertible into Class A Common Shares of the Company at a price of $1.25 per share. Interest payments made under the Agreement amount to $220,800 and $170,500 in fiscal years ended June 30, 2009 and 2008, respectively. Due to the minimum borrowing requirement and the July 2010 expiration, the balance due is presented at June 30, 2009 and 2008 as notes payable, long term. See Note 9 - Line of Credit and Notes Payable to consolidated financial statements for additional discussion on the line of credit agreement.

           Considering the Company’s working capital position at year end and the projected cash requirements to fund operations, management estimates that the year end cash balance of $413,500 would have been adequate to meet cash requirements for approximately a three-month period. Subsequent to year end, the Company completed additional financings as explained in Note 18 - Subsequent Events in the consolidated financial statements.

           Although management cannot assure that future operations will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, operating projections, additional capital raised subsequent to June 30, 2009 and working capital that we plan on raising during the year, may provide adequate capital resources to maintain operations for the next year. If additional working capital is required during fiscal 2010 and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. Accordingly, the consolidated financial statements contained in Item 8 of this Form 10-K have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Product and Environmental Contingencies

           The Company is not aware of any material liabilities, either product or environmental related.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2009 and 2008 and the results of its operations, changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, anticipates additional losses in the next year, and has insufficient working capital as of June 30, 2009 to fund the anticipated losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
September 28, 2009

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
ASSETS	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$413,500	$726,900
Accounts receivable, net	2,303,000	2,790,600
Notes receivable	-	29,600
Inventories, net	2,334,800	3,987,600
Costs and estimated earnings in excess of billings on uncompleted contracts	172,500	-
Assets held for sale	644,300	883,300
Prepaid expenses and other current assets	921,100	333,600
Total current assets	6,789,200	8,751,600
PROPERTY, PLANT AND EQUIPMENT, NET	415,600	237,200
OTHER ASSETS
Goodwill	17,931,700	17,931,700
Other intangible assets, net	1,217,300	1,564,100
Other assets	365,000	612,300
Total other assets	19,514,000	20,108,100
TOTAL ASSETS	$26,718,800	$29,096,900
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,055,600	$4,410,600
Dividends payable	106,500	-
Billings in excess of costs and estimated earnings on uncompleted contracts	245,500	667,900
Notes payable, current	1,716,500	1,794,500
Capital leases	15,100	-
Customer advances	192,900	53,300
Liabilities related to assets held for sale	431,100	541,100
Deferred revenue	303,800	585,800
Total current liabilities	7,067,000	8,053,200
LONG-TERM LIABILITIES
Notes payable, long-term	3,394,700	3,508,400
Deferred revenue, long-term	256,000	-
Capital leases, long-term	23,200	-
TOTAL LIABILITIES	10,740,900	11,561,600
Preferred Stock - Series B Convertible - 500,000 shares authorized,
100,700 and 91,300 issued and outstanding, respectively	994,500	900,500
SHAREHOLDERS' EQUITY
Preferred Stock
Preferred Stock - Series D, 500,000 shares authorized	2,847,700	997,100
285,500 and 100,000 issued and outstanding, respectively
Preferred Stock - Series E Convertible - 750,000 shares authorized, 15,000
and 0 shares issued and outstanding at June 30, 2009 and 2008, respectively	67,500	-
Common Stock
Class A - 75,000,000 shares authorized, 32,447,600 and 31,427,400 shares, net of 16,000 and 200,000 treasury shares at a cost of $30,000 and $375,100
outstanding at June 30, 2009 and 2008, respectively	105,570,200	103,213,000
Class B - 25,000,000 shares authorized and 0 shares outstanding	-	-
Accumulated deficit	(93,502,000)	(87,575,300)
Total shareholders' equity	14,983,400	16,634,800
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$26,718,800	$29,096,900

See accompanying notes to consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,
	2009	2008
NET SALES	$19,102,000	$13,478,300

Cost of goods sold	13,226,300	9,727,800

GROSS PROFIT	5,875,700	3,750,500

Selling, general and administrative expenses	7,633,000	8,884,900
Amortization of stock-based compensation	1,471,300	423,000
Depreciation and amortization	584,800	600,000
OPERATING LOSS	(3,813,400)	(6,157,400)

OTHER INCOME & EXPENSES
Interest expense, net	(900,700)	(792,900)
Other income (expense), net	(342,900)	80,500
LOSS FROM CONTINUING OPERATIONS	(5,057,000)	(6,869,800)

LOSS FROM DISCONTINUED OPERATIONS	(391,500)	(439,300)

NET LOSS	(5,448,500)	(7,309,100)

Preferred stock dividends	(478,200)	(2,439,500)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,926,700)	$(9,748,600)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.16)	$(0.30)
Discontinued operations	$(0.01)	$(0.02)
Preferred stock dividends	$(0.02)	$(0.11)
Net loss attributable to common shareholders	$(0.19)	$(0.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	31,789,700	22,995,800

See accompanying notes to consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	CONVERTIBLE PREFERRED STOCK		PREFERRED STOCK		CONVERTIBLE PREFERRED STOCK
	SERIES A		SERIES D		SERIES E
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	TOTAL
Balances, June 30, 2007	3,759,800	$4,930,100	-	$-	-	$-	$4,930,100
Private Offerings, Net	1,425,500	1,736,500	100,000	997,100	-	-	2,733,600
Special Dividend related to conversion	597,600	896,400	-	-	-	-	896,400
Conversion of Series A Preferred Stock	(6,574,300)	(8,750,000)	-	-	-	-	(8,750,000)
Preferred Dividend, Series A, paid in kind	791,400	1,187,000	-	-	-	-	1,187,000
Preferred Dividends, Series D, cash	-	-	-	-	-	-	-
Balances, June 30, 2008	-	$-	100,000	$997,100	-	$-	$997,100
Private Offerings, Net	-	-	180,000	1,795,200	-	-	1,795,200
Shares issued for services	-	-	-	-	15,000	67,500	67,500
Preferred Dividend, Series D, Paid in kind	-	-	5,500	55,400	-	-	55,400
Balances, June 30, 2009	-	$-	285,500	$2,847,700	15,000	$67,500	$2,915,200

See accompanying notes to consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (continued)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

					PREFERRED
	COMMON STOCK		TREASURY STOCK		STOCK	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	DEFICIT	TOTAL
Balances, June 30, 2007	20,423,100	$87,970,200	200,000	$(375,100)	$4,930,100	$(77,826,700)	$14,698,500
Options exercised	10,000	9,200	-	-	-	-	9,200
Shares issued for services	41,500	69,200	-	-	-	-	69,200
Shares and warrants issued for loan fees	10,000	20,800	-	-	-	-	20,800
Private Offerings, net	2,453,900	5,123,700	-	-	2,733,600	-	7,857,300
Special Dividend related to conversion	-	-	-	-	896,400	(896,400)	-
Conversion of note payable to equity	800,000	1,000,000	-	-	-	-	1,000,000
Value of stock based compensation	-	423,000	-	-	-	-	423,000
Value of imputed Series A Preferred Stock Dividend	-	264,000	-	-	-	(264,000)	-
Conversion of Series A Preferred Stock	7,889,200	8,750,000	-	-	(8,750,000)	-	-
Preferred Dividend, Series A, paid in kind	-	-	-	-	1,187,000	(1,187,000)	-
Preferred Dividend, Series B, paid in kind	-	-	-	-	-	(85,500)	(85,500)
Preferred Dividends, Series D, cash	-	-	-	-	-	(6,600)	(6,600)
NASDAQ listing of additional shares fee	-	(42,000)	-	-	-	-	(42,000)
Net loss	-	-	-	-	-	(7,309,100)	(7,309,100)
Balances, June 30, 2008	31,627,700	$103,588,100	200,000	$(375,100)	$997,100	$(87,575,300)	$16,634,800
Options and warrants exercised	251,100	257,200	-	-	-	-	257,200
Shares issued for services	204,000	85,300	-	-	67,500	-	152,800
Shares issued for acquisition	120,000	78,700	-	-	-	-	78,700
Private Offerings, net	-	-	-	-	1,795,200	-	1,795,200
Value of stock based compensation	-	1,480,600	-	-	-	-	1,480,600
Value of warrants issued for loan fees	-	62,400	-	-	-	-	62,400
Reduce value of treasury shares	-	-	(184,000)	345,100	-	-	345,100
Preferred Dividend, paid in kind	-	-	-	-	55,400	(149,500)	(94,100)
Preferred Dividend, Series D, paid in Common Stock	260,800	97,200	-	-	-	(97,200)	-
Preferred Dividends, Series D, cash	-	-	-	-	-	(125,000)	(125,000)
Preferred Dividends, Series D, accrued at June 30, 2009	-	-	-	-	-	(106,500)	(106,500)
NASDAQ listing of additional shares fee	-	(49,300)	-	-	-	-	(49,300)
Net loss	-	-	-	-	-	(5,448,500)	(5,448,500)
Balances, June 30, 2009	32,463,600	$105,600,200	16,000	$(30,000)	$2,915,200	$(93,502,000)	$14,983,400

See accompanying notes to consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(5,448,500)	$(7,309,100)
Adjustments to reconcile net income to net
Cash used in operating activities:
Depreciation and amortization	605,000	654,200
Stock and warrants issued for services	152,800	69,200
Stock-based compensation	1,480,600	423,000
Treasury share adjustment related to TSIN acquisition	345,100	-
Income from assets held for sale	-	(80,500)
Notes payable/receivable write-off associated with TSIN	(284,500)	-
Changes in operating assets and liabilities:
Accounts receivable, net	487,600	(542,000)
Inventories, net	1,929,000	(982,800)
Prepaid expenses and other current assets	(570,100)	49,200
Accounts payable and accrued expenses	117,800	552,600
Deferred revenue	(108,700)	(133,500)
Costs and estimated earnings in excess of billings	-	122,000
on uncompleted contracts	(172,500)	-
Billings in excess of costs and estimated earnings
on uncompleted contracts	(422,400)	667,900
Customer advances	139,600	53,300
Other assets	272,700	(162,700)
Net cash used in continuing operations	(1,476,500)	(6,619,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from assets held for sale -Fry Guy	-	80,500
Purchase of property, plant and equipment	(313,000)	(169,900)
Patent renewal and other	-	(1,100)
Purchase of MicroLogic	(12,500)	-
Net cash provided by (used in) investing activities	(325,500)	(90,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) advances on line of credit	1,250,000	500,000
Repayment on borrowings	(1,627,700)	(1,497,100)
Repayment on capital leases	(11,700)	-
Net proceeds from sale of preferred stock	1,795,200	2,733,600
Series D preferred stock - cash dividends	(125,100)	(6,600)
Net proceeds from sale of common stock	207,900	5,090,900
Net cash provided by financing activities	1,488,600	6,820,800

NET INCREASE (DECREASE) IN CASH	(313,400)	111,100

CASH AND CASH EQUIVALENTS, beginning of period	726,900	615,800

CASH AND CASH EQUIVALENTS, end of period	$413,500	$726,900

See accompanying notes to consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2009	2008
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Net cash paid during the period for interest	$470,600	$568,500
Non-cash activities:
Value of stock and warrants issued for services and prepayments	$152,800	$69,200
Treasury Stock adjustment related to TSIN acquisition	$345,100	$-
Write-off of contingent notes payable - TSIN settlement	$314,100	$-
Write-off of notes receivable - TSIN settlement	$29,600	$-
Fix assets purchased with capital lease	$50,000	$-
Value of shares issued in acquisition	$78,700	$-
Value of stock and warrants issued for loan fees	$62,400	$20,800
Dividend payable	$106,500	$-
Conversion of notes payable to equity	$-	$1,000,000
Series A preferred stock dividend, paid in kind	$-	$2,083,400
Series B preferred stock dividend, paid in kind	$94,000	$85,500
Series D preferred stock dividend, paid in kind	$55,400	$-
Series D preferred stock dividend, paid common stock	$97,200	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

Alanco Technologies, Inc. and subsidiaries’ (the “Company”) business operations for the past several years have emphasized a plan to strategically position the Company as a provider of information technology specializing in tracking and monitoring. The Company initiated its strategic direction in fiscal year 2002 when it acquired wireless tracking RFID (Radio Frequency Identification) technology designed to be used in the corrections market, through its acquisition of the operations of Technology Systems International, Inc., a Nevada corporation (“TSIN”). The Company expanded its footprint in wireless tracking and data services into wireless asset management for the refrigerated or “Reefer” market through the acquisition, effective June 30, 2006, of StarTrak Systems, LLC, a Delaware corporation, (“StarTrak”), a provider of GPS tracking and wireless data services for the Reefer segment of the transport industry. In fiscal years 2009 and 2008, the Company had continued operations in the RFID Technology and Wireless Asset Management business segments.

Principles of Consolidation - The consolidated financial statements for the years ended June 30, 2009 and 2008 include the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco/TSI PRISM, Inc. (“ATSI”), Excel/Meridian Data, Inc. (“Excel”), Fry Guy, Inc. (”Fry Guy”) and StarTrak Systems, LLC (“StarTrak”) (collectively, the “Company”). The operating results for Excel for both fiscal years 2009 and 2008 are presented as discontinued operations. All subsidiaries are Arizona corporations, except Fry Guy, which is a Nevada corporation and StarTrak Systems, LLC, which is a Delaware LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $235,200 and $109,700 at June 30, 2009 and 2008, respectively. The Company does not typically accrue interest or fees on past due amounts.

Inventories - Inventories consist of materials and parts and finished goods. Inventories are stated at the lower of cost or market. Cost is calculated using the average-cost method for the Data Storage and Wireless Asset Management segments and first-in, first-out (“FIFO”) for the RFID Technology segment.

Prepaid Expenses and Other Assets - Included in prepaid expenses and other assets at June 30, 2009, are net deferred software development costs.  During the fiscal year 2009, $400,000 of software development costs were deferred, $134,000 were expensed to cost of sales, RFID Technology segment, resulting in net deferred software costs at June 30, 2009 of $266,000.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method, generally over a 3 to 10 year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Betterments are capitalized as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature or with regards to long-term notes payable based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Goodwill and Other Intangible Assets - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets. SFAS No. 142 requires that goodwill and identifiable acquired intangible assets with indefinite useful lives shall no longer be amortized, but tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 142 also requires the amortization of identifiable assets with finite useful lives. Identifiable acquired intangible assets, which are subject to amortization, are to be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company elected to adopt the provisions of SFAS No. 142 as of July 1, 2001 at which time only one business segment called the Data Storage segment was presented, which consisted of two separate entities. In May of 2002 the Company added its ATSI unit (the RFID Technology segment) and, effective June 30, 2006, it added its StarTrak unit (the Wireless Asset Management segment). Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to June 30, 2001 ceased, and intangible assets acquired prior to June 30, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS No. 141 were reclassified to goodwill. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional goodwill impairment assessment. The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with the carrying amount. The Company determines the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to the reporting units. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting units by applying third-party market value indicators to the reporting unit’s projected earnings before interest, taxes, depreciation and amortization. The Company completed its impairment tests with no adjustment to the carrying value of its goodwill as of June 30, 2009.

Intangible assets consist of goodwill, the excess of purchase price over fair value of net assets acquired in connection with the acquisitions of its wholly owned subsidiaries, and other intangible assets, including cost of licenses, patents, developed software, etc. Prior to fiscal year 2002, goodwill was being amortized over 15 years. Commencing in fiscal

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

year 2002, the Company adopted SFAS 142 and ceased amortizing goodwill balances over a specific period pursuant to SFAS 142. However, per Company policy, goodwill balances are reviewed at least annually to determine appropriateness of valuation and presentation based upon anticipated cash flows. See Impairment of Intangibles and Other Long-lived assets below for additional discussion of valuation for Intangible Assets.

The following is a summary of Goodwill, net:

	RFID	Data
	Technology	Storage	StarTrak	Total
Balance as of June 30, 2009 and 2008	$5,076,700	$279,600	$12,575,400	$17,931,700

On November 10, 2008, the Company announced the acquisition of certain assets of MicroLogic, Inc, (“MicroLogic”), a business that employs an integrated fleet management system that transmits the location, run-hours and key operating metrics of mobile construction equipment to customers in real-time, using satellite communications, GPS positioning and Internet technologies. The purchase price of $91,200, considering the issuance of 120,000 Class A Common Shares, valued at $78,700 and related acquisition costs of $12,500, is not considered material to the consolidated financial statements pursuant to the rules of the SEC. The purchase price in excess of net tangible assets acquired amounted to $91,200, which has been allocated $63,900 to Technology and Software Development and $27,300 to Customer Base and Backlog, based on estimated fair values of the assets.

Other intangible assets consist of the following:

	Amortization	Gross		Net Other
	Period	Carrying	Accumulated	Intangible
	(in years)	Value	Amortization	Assets
Other Intangible Assets
Patents license	3	$57,000	$(54,200)	$2,800
Manufacturing license	6	500,000	(500,000)	-
Technology and software
development	5-6	1,842,000	(1,014,000)	828,000
Customer base and backlog	Various	1,300,000	(600,000)	700,000
Technology license	5	90,000	(56,700)	33,300
As of June 30, 2008		$3,789,000	$(2,224,900)	$1,564,100

Patents license	3	$57,000	$(55,900)	$1,100
Manufacturing license	6	500,000	(500,000)	-
Technology and software
development	5-6	1,905,900	(1,228,100)	677,800
Customer base and backlog	Various	1,327,400	(804,000)	523,400
Technology license	5	90,000	(75,000)	15,000
As of June 30, 2009		$3,880,300	$(2,663,000)	$1,217,300

The amortization expenses for aggregate other intangible assets for the fiscal years ended June 30, 2009 and 2008 were $438,000 and $503,200, respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the estimated amortization charges related to the other intangible assets as of June 30, 2009:

June 30,	Amount
2010	$440,000
2011	423,700
2012	321,700
2013	13,700
2014	13,700
Thereafter	4,500
$1,217,300

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

The Company makes significant assumptions concerning the estimated fair value of stock based compensation, the carrying value of its goodwill and other intangible assets, warranty reserves, percentage of completion method of accounting, income and expense recognition, allowances for inventory and receivables, realization of deferred tax assets, and investments. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

Impairment of Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. No impairment charge was recorded during fiscal years ended June 30, 2009 or 2008.

Revenue Recognition - The Company sells various products and services including a tracking and monitoring system for monitoring inmates and staff in prisons and county jails, monitoring/data transmission products and data services focused at the refrigerated or “Reefer” segment of the transport industry and data storage networking products. In addition, the Company provides extended warranty/maintenance contracts that in some cases include on site support. The Company sells products and services through its direct sales force as well as independent resellers.

The Company recognizes revenue, net of anticipated returns, generally at the time products are shipped to customers, or at the time service is provided. Deferred revenue relates primarily to extended warranty/maintenance contracts and is recognized ratably over the term of the maintenance or data services contract period. Revenues for products and services are generally recognized when all of the following have been met:

·	Persuasive evidence of an arrangement exists;
·	Delivery, which is typically FOB shipping point or when the service has been performed;
·	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and
·	Collectability is probable.

Data services and maintenance agreements are typically stated separately in an agreement. We have classified the value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months as a non-current liability.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Loss Per Share - The loss per share (“EPS”) is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2009 and 2008, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). Stock options representing 6,044,700 shares of Class A Common Stock were outstanding at year-end with exercise prices ranging between $.50 and $4.37. The weighted average exercise price for all outstanding options was $0.94. Stock warrants representing 4,666,400 Class A Common Shares were outstanding at year-end with exercise prices ranging between $.60 and $5.00. The weighted average exercise price was $2.03. In addition, $1 million of the outstanding balance under the line of credit agreement is convertible into Class A Common Shares of the Company at a price of $1.25 per share and the $1 million ComVest note is convertible, at June 30, 2009, at $1.21 per share. See Note 18 – Subsequent Event for discussion of an Amended and Restated Convertible Term Note related to the ComVest note that, among other things, changes the conversion price and repayment terms.

At June 30, 2009, Preferred Stock outstanding included 100,700 shares of Series B Convertible Preferred Stock, 285,500 shares of Series D Preferred Stock (non-convertible) and 15,000 shares of Series E Convertible Preferred Stock outstanding. The Series B Convertible Preferred shares are convertible into Class A Common shares at a ratio of 5.2 shares of common stock for each share of Series B Preferred. The Series E Convertible Preferred shares are each convertible into 12 shares of Class A Common shares. If both the Series B and Series E Convertible Preferred Stock had been converted into common shares at June 30, 2009 there would have been an additional 703,600 Class A Common shares outstanding.

Stock Option Plans - The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the fiscal years ended June 30, 2009 and 2008 include compensation expense for all stock-based compensation awards granted during the year, or granted prior to, but not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after June 30, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

·

Expected term for current year grants was determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available.

·	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company’s common stock over the expected term of the award;

·	Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

·	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential forfeitures.

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

All business segments of the Company utilize various domestic suppliers for purchases of materials and parts used to manufacture its products. During fiscal year ended June 30, 2009, due to the advantage of volume manufacturing, three suppliers for the RFID Technology segment accounted for approximately 64% of purchases with the largest supplier accounting for approximately 28%. During the prior year, one supplier provided 78% of purchases in the year ended June 30, 2008. Two domestic suppliers for the Wireless Asset Management segment accounted for approximately 21% and 27% of those purchases in fiscal year 2009, while the same suppliers accounted for 24% and 27% of total purchases in the prior fiscal year. During fiscal 2009 four (4) suppliers for the Data Storage segment accounted for more than 10% of purchases totaling 72% of total segment purchases. During 2008, two suppliers accounted for more than 66% of material and parts purchases. One supplier accounted for 34% and a second supplier accounted for 32% of purchases.

The Company anticipates that due to the advantages of volume manufacturing, a concentration of vendor purchases may occur in all business segments; however, additional suppliers are readily available at competitive pricing levels.

One Data Storage customer accounted for 12% of the segment’s fiscal year 2009 revenues, while a different customer accounted for 10.5% of that segment’s sales in fiscal year 2008. Neither customer had accounts receivable outstanding at the respective year end. In the RFID Technology segment, three customers individually accounted for more than 10% of the segment’s fiscal year 2009 revenues for a total of 78% of total segment revenues and 94% of total segment accounts receivable. During fiscal 2008, five customers individually accounted for more than 10% of segment revenues for a total of 76% of total segment revenues and 92% of total segment accounts receivable. In the Wireless Asset Management segment, three customers individually accounted for a total of 44.9% of fiscal year 2009 revenues and 52.3% of total segment accounts receivable. During fiscal 2008, the same three customers accounted for 55.8% of total segment revenues and 58.8% of total segment accounts receivable. Sales concentrations in all three business segments are the result of large contracts received or substantially fulfilled during the year. Sales concentrations may continue; however, large contract customers generally change from year to year.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company invests its excess cash in short term bank investments that in some cases exceeds the maximum FDIC insurance amount. At June 30, 2009, deposits in excess of FDIC insured limits amounted to $216,200. The Company in the future may elect to increase the number of accounts and the number of banks to keep the balances within the insurable amount.

Segment Information - SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company had identified RFID Technology and Wireless Asset Management as the two continuing operating segments of the Company for fiscal years 2009 and 2008. See Note 16 for further information related to the Company’s operating segments.

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”, which established how companies should measure fair value when they are required to use a fair value measure for recognition of disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for the Company in July 2008. The Company has evaluated the implact of this Statement on our consolidated financial statements, and has determined that SFAS 157 does not have a material effect.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165 “Subsequent Events”. This statement was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This statement sets forth the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS No. 165 are effective for financial periods ending after June 15, 2009 and the Company has incorporated them into its consolidated financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. This statement was issued to establish the FASB Accounting Standards Codification as the source of authoritative U.S. Generally Accepted Accounting Principles to be applied to nongovernmental entities. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual period ending after September 15, 2009. The Company is currently assessing the impact of SFAS No. 168 on it financial reporting.

2.     STOCK-BASED COMPENSATION

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company. The plans require that options be granted at a price not less than market on date of grant.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

             Assumptions for awards of options granted during the years ended June 30, 2009 and 2008 were:

	Awards Granted During The Year Ended
	June 30, 2009	June 30, 2008
Dividend yield	0%	0%
Expected volatility	62%	62%
Weighted-average volatility	62%	62%
Risk-free interest rate	4%	4%
Expected life of options (in years)	3.75%	5%
Weighted average grant-date Black Scholes
calculated fair value	$0.55	$0.66

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s stock option activity during fiscal year 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
	Number of	Exercise Price	Contractual	Fair	Intrinsic
	Shares	Per Share	Term (1)	Value	Value(2)

Outstanding July 1, 2008	6,673,000	$2.00	4.10	$4,247,800	$-
Shares repriced during period	(5,727,000)	$2.04	-	(187,900)	-
Repriced replacement shares	4,581,600	$0.80	3.14	354,800	-
Granted	1,165,000	$1.18	4.19	635,800	-
Exercised	(234,400)	$1.05	-	(149,200)	-
Forfeited or expired	(413,500)	$1.86	-	(263,200)	-
Outstanding June 30, 2009	6,044,700	$0.94	3.41	$4,638,100	$-
Exercisable June 30, 2009	4,157,900	$0.94	3.35	$3,190,400	$-

(1) Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of June 30, 2009, for those awards that have an exercise price currently below the closing price as of June 30, 2009 of $.41.

During the fourth quarter of fiscal year 2009, the Board of Directors of the Company authorized the repricing of stock options to acquire up to 5,727,000 shares of the Company’s Class A Common Stock. The selected stock options were held by directors, officers and employees of the Company, had a weighted average exercise price per share of $2.04 and an average remaining contractual term of slightly more than three years. The current value of the options selected for repricing, based upon the Black-Scholes valuation method, was approximately $187,900.

The holders of the selected stock options were offered repriced options with a weighted average exercise price of $.80 and the identical remaining contractual term, however, the new stock options were to acquire shares representing a 20% reduction from initial shares under the repriced options. The value of the repriced stock options, again based upon the Black Scholes valuation method, was $354,800 or $166,900 greater that the repriced stock options resulting in an additional stock based compensation expense of $166,900 recorded as additional stock based compensation expense in the fourth quarter of fiscal year ended June 30, 2009.

As of June 30, 2009, total compensation costs related to non-vested awards not yet recognized amount to approximately $519,600 and are expected to be recognized as follows: fiscal year 2010 - $308,800; fiscal year 2011 - $167,400; fiscal year 2012 - $40,100 and fiscal year 2013 - $3,300.

3.     LIQUIDITY AND GOING CONCERN

The Company incurred significant losses and negative cash flows from operations during fiscal year ended June 30, 2009 and in prior fiscal years, and anticipates additional losses and negative cash flows in early fiscal year 2010. These factors, as well as the uncertain conditions that the Company faces regarding its ability to secure significant contracts for the TSI PRISM installations and StarTrak products, creates an uncertainty about the Company’s ability to finance its operations and remain a going concern. Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, management believes cash balances at June 30, 2009 of approximately $413,500 and the raising of approximately $541,000 of additional equity capital through the issuance of Series E Preferred Stock subsequent to year end, additional working capital anticipated to be generated through the sale of equity and working capital generated from the Company’s operations, will provide adequate capital resources to maintain the Company’s net cash requirements for the next year. However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.     ASSETS HELD FOR SALE

During the quarter ended March 31, 2009, the Company implemented a plan to divest the operations of the Company’s Data Storage segment and reinvest the proceeds into the Company’s Wireless Asset Management and RFID Technology segments. At June 30, 2009 and June 30, 2008, the “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” consisted of the Data Storage segment assets and liabilities. The reclassification of the Data Services segment to “Assets Held for Sale” does not affect the reported net loss for the periods presented. The Company has entered into an agreement with an investment banker to represent the Company in the sale of the Data Storage segment assets, however a firm acceptable offer has not yet been received. The Company is continuing to operate the segment and believes the net asset value recorded for the business segment is appropriate.

5.         NOTES RECEIVABLE

During fiscal 2009, the Company concluded the TSIN Litigation by executing a settlement agreement that was based upon an independent valuation of the assets of TSIN on the date of acquisition by the Company. The appraisal was completed on October 7, 2008 and found that the consideration value paid by the Company for TSIN assets was within an acceptable value range, finally resolving the dispute. Pursuant to the terms of the Settlement Agreement, substantially all claims between the parties were cancelled resulting in the write-off of the $29,600 note receivable balance. See Note 8 – TSIN Litigation Settlement for additional discussion of the settlement agreement.

The note receivable balance of $29,600 at June 30, 2008 related to advances made to TSIN in fiscal year 2005 to assist the newly elected TSIN board of directors in obtaining legal representation. The Company had received payments prior to June 30, 2008 on the note of approximately $50,000, reducing the note balance to $29,600 at June 30, 2008.

6.          INVENTORIES

Inventories consist of the following at June 30:

	2009	2008
Raw materials and purchased parts	$2,935,600	$4,304,100
Finished goods	172,600	359,800
	3,108,200	4,663,900
Less reserves for obsolescence	(773,400)	(676,300)
	$2,334,800	$3,987,600

Inventory for the Data Storage segment is included in Assets Held for Sale in the consolidated balance sheets at both June 30, 2009 and 2008. If the Data Storage segment’s inventory balance is included in the consolidated inventory, inventory balances would increase by $527,200, net of a $59,300 reserve, and $803,300, net of a $56,000 reserve, at June 30, 2009 and 2008, respectively.

7.         PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at June 30:

	2009	2008
Machinery and equipment	$436,200	$329,200
Furniture and office equipment	652,500	500,100
Marketing site equipment	50,000	50,000
Leasehold improvement	99,800	33,900
	1,238,500	913,200
Less accumulated depreciation	(822,900)	(676,000)
Net book value	$415,600	$237,200

Property, Plant and Equipment for the Data Storage segment is included in Assets Held for Sale in the consolidated balance sheets at both June 30, 2009 and 2008. If the Data Storage Property, Plant and Equipment balance is included in the consolidated Property, Plant and Equipment, the net balances would increased by $49,900 and $32,400 at June 30, 2009 and 2008, respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related depreciation expense for the years ended June 30, 2009 and 2008, was $146,800 and $123,200, respectively. Including Data Storage segment, consolidated depreciation expense would increase to $167,000 and $151,000, respectively.

8.          TSIN LITIGATION SETTLEMENT

On January 30, 2003, a shareholder of TSIN filed suite naming as defendants the Company and its wholly owned subsidiary, ATSI.  The complaint set forth various allegations and sought damages arising out of the Company's acquisition of substantially all of the assets of TSIN.

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

As a result of the Settlement Agreement with the TSIN Bankruptcy Trustee and conclusions of the third party appraiser, all obligations of Alanco and ATSI to TSIN have been fully resolved, including any unpaid or contingent liabilities arising from the acquisition agreement through which Alanco acquired the assets of TSIN. Based upon the settlement, the Company recognized the write-off of approximately $314,100 in notes payable, including accrued interest, presented in the notes to the condensed consolidated financial statements at June 30, 2008 as contingent notes payable and the $29,600 note receivable, among other claims, and recognized the adjustment as a reduction in legal expenses.

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

9.          LINE OF CREDIT AND NOTES PAYABLE

Notes payable at June 30, 2009 and 2008 consist of the following:

	2009	2008
Contingent notes payable - TSI	$-	$314,100
Notes payable - Trust	3,250,000	2,000,000
Notes payable - StarTrak Acquisition	361,200	461,200
Notes Payable - Vendor	500,000	-
Notes payable - Comvest Capital	1,000,000	2,527,600
Notes payable	5,111,200	5,302,900
Less current portion	(1,716,500)	(1,794,500)
Notes payable - long term	$3,394,700	$3,508,400

At June 30, 2009, the Company has a $3,250,000 outstanding balance, presented as Notes payable – long-term, under a $3.25 million Line of Credit Agreement (“Agreement”), presented in the table above as “Notes Payable – Trust”. The Agreement is with a private trust controlled by Mr. Donald Anderson, owner of approximately 11.3% of the Company’s Class A Common Stock and member of the Company’s Board of Directors and was initially entered into in June 2002, for an initial credit line of $1.3 million secured by substantially all of the assets of the Company. The Agreement has been amended various times since June 2002 with the last modification in January 2009. Under the amended agreement, which expires on July 1, 2010, the Company must maintain a minimum outstanding balance under the line of $2.50 million and pay interest at prime plus 3%

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6.25% at June 30, 2009) on the outstanding balance up to $2 million and 12% on any balance in excess of $2 million. Under the Agreement, the lender has the unilateral right to reduce the line of credit under Agreement to $1.5 million, at which time the minimum outstanding balance under the Agreement reduces from $3.25 million to $1.5 million. In addition, $1,000,000 of the outstanding balance is convertible into Class A Common Shares of the Company at a price of $1.25 per share. Interest payments made under the Agreement amount to $220,800 and $170,500 in fiscal years ended June 30, 2009 and 2008, respectively.

The Contingent notes payable – TSI at June 30, 2008 represented payables assumed as a contingent obligation under the TSI acquisition agreement. Under a Settlement Agreement executed in September 2007, all obligations of Alanco and ATSI to TSIN have been fully resolved, including the Contingent notes payable. See Note 8 for discussion on the TSIN Settlement.

Notes payable – StarTrak Acquisition at both June 30, 2009 and 2008 represent primarily the balance of unsecured notes assumed in the StarTrak acquisition. During Fiscal 2009, various payments on the note were made reducing the balance from $460,000 to $360,000, with the remaining balance due on December 1, 2008. In December 2008, the Company agreed to amend the $360,000 Tenix note whereby the note would accrue interest at 12% per annum and was due June 1, 2009. See Note 18 – Subsequent Events that discusses a restructuring of the Tenix note subsequent to year-end.

The $500,000 note payable - vendor was issued to TransCore Link Logistics Corp (TransCore), a StarTrak vendor who received the note in conversion of $500,000 of vendor payables. The unsecured note accrues interest, paid quarterly, at 15%, matures on December 31, 2011 and can be prepaid any time without penalty. During the quarter ended September 30, 2008, the Company was notified by Mr. Donald Anderson, a major shareholder and Director of the Company, that a trust controlled by the Anderson family had purchased the note from TransCore. The Anderson Trust currently holds the note and received $56,300 in interest payments during fiscal 2009 from the Company.

During August 2008, the Company amended its term loan agreement with ComVest Capital LLC, allowing the Company to prepay the term loan without penalty and delaying related future monthly installment payments. The term loan, secured by certain assets of the Company, was prepaid down to $1 million during the quarter ended September 30, 2008, delaying future installment payments of $100,000 per month until September 2009 and resulting in a new loan maturity date of June 2010. Under the amended agreement, ComVest has the right to convert any outstanding principal amount and/or accrued interest thereon into Class A Common Stock at a price of $1.21 per share. In addition, the interest rate for the remaining $1 million balance at year end was 10.5%. Due to the prepayment, the Company expensed in the quarter ended September 30, 2008 previously deferred loan costs of approximately $216,000. During fiscal years 2009 and 2008 the Company paid $97,000 and $338,700, respectively, in interest to ComVest under the agreement. As of June 30, 2009, the note had minimum non-contingent required payments of $100,000 per month starting September 1, 2009, with the final payment on June 1, 2010. See Note 18 - Subsequent Event for additional discussion of a subsequent restructuring of the ComVest term loan.

10.        CONTRACTS IN PROGRESS

The Company had three uncompleted contracts in progress at both June 30, 2009 and 2008 within the RFID Technology segment, for the installation of TSI PRISM systems. Billings in excess of costs and estimated earnings at June 30, 2009 and 2008 consist of the following:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30, 2009	June 30, 2008
Costs incurred on uncompleted contracts	$4,066,700	$510,400
Gross profit earned to date	1,392,700	138,800
Revenues earned to date	5,459,400	649,200
Less: billings to date	(5,532,400)	(1,317,100)
Billings in excess of costs and estimated
earnings on uncompleted contracts, net	$(73,000)	$(667,900)

At June 30, 2009, the net billings in excess of costs and estimated earnings is presented in the consolidated balance sheet as billings in excess of costs and estimated earnings on uncompleted contracts of ($245,500) and costs and estimated earnings in excess of billings on uncompleted contract of $172,500.

11.        INCOME TAXES

             A reconciliation of anticipated statutory rates is as follows:

	2009	2008

Statutory rate	34.0%	34.0%
State income taxes, net of federal income
tax benefit	5.0%	5.0%
Reduction in valuation allowance related
to net operating loss carry-forwards and change
in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

The components of the net deferred tax asset (liability) recognized as of June 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	$19,500,000	$18,000,000
Property, plant and equipment	(1,050,000)	(1,000,000)
Other permanent timing differences	400,000	400,000
Less: Valuation allowance	(18,850,000)	(17,400,000)

Net deferred tax	$--	$--

A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits. The valuation allowance reflects a 100% reserve for all years reported above. At June 30, 2009, the Company had net operating loss and capital loss carry-forwards for federal tax purposes of approximately $51,000,000. The loss carry-forwards, unless utilized, will expire from 2010 through 2029.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.      Related Party Transactions

At June 30, 2009 and 2008, the Company had a line of credit agreement (“Agreement”), more fully discussed in Note 9 – Line of Credit and Notes Payable, with a private trust (“Lender”) controlled by Mr. Donald Anderson, owner of approximately 11.3% of the Company’s Class A Common Stock and member of the Company’s Board of Directors. The Agreement was amended in August 2008 increasing the credit limit by $500,000 to $2.5 million and again in January 2009, increasing the $2.5 million to $3.25 million. The interest rate on the August 2008 increase of $500,000 was fixed at twelve (12%) percent per annum and the Lender was given the right to convert up to $1 million of the outstanding balance into Class A Common Stock of the Company at a price of $1.25 per share. (The Lender previously had the right to convert up to $500,000 of the outstanding balance at a price of $1.50 per share). The interest rate for the January 2009 increase of $750,000 was also fixed at 12% in connection with the January 2009 amendment and the Company agreed to modify certain terms of existing warrants held by the Lender to purchase a total 270,000 shares of the Company’s Class A Common Stock (prices from $1.25 to $2.37 per share). The modifications included extending the expiration date by 24 months and reducing the exercise price to $.60 per share. The warrant modifications had a Black-Scholes valuation of $62,400, which has been deferred as loan costs and will be amortized over the remaining period of the Agreement. Repayment of the $750,000 draw is specified as $375,000 due on or before September 30, 2009 and $375,000 due on or before March 31, 2010.

During the quarter ended September 30, 2008, the Company was notified by Mr. Donald Anderson that the Anderson Trust had purchased a StarTrak issued note payable in the amount of $500,000 from TransCore Link Logistics Corp., a vendor of StarTrak who had received the note earlier in the quarter. The note accrues interest at 15% per annum and interest is paid quarterly. The note matures on December 31, 2011 and can be prepaid at any time without penalty.

The board of directors of the Company, during its October 2008 board meeting, approved a one-year expiration date extension for a group of warrants issued pursuant to private offerings to accredited investors for the purchase of Class A Common Stock. The warrants grant the right to purchase a total of 20,000 shares of the Company’s Class A Common shares at a price of $1.50 per share and 460,000 shares at $1.25 per share. The warrants to purchase 20,000 shares at a price of $1.50 per share now expire on October 31, 2009, and the warrants to purchase 460,000 shares at a price of $1.25 per share now expire on November 16, 2009. Warrants for 300,000 of the 460,000 shares, or 65% of the total, were held by officers and directors of the Company.

During January 2009, as an incentive for the holder to partially exercise warrants, the Company modified warrants issued to Programmed Land, Inc. to purchase 200,000 shares of the Company’s Class A Common Stock by reducing the strike price to $.60 per share and extending the expiration date by two years. The modified warrants had a strike price of between $1.25 and $2.37 per share and expired in November 2009 and June 2010. Programmed Land, Inc. is controlled by Donald Anderson, a member of the Company’s Board of Directors and owner of approximately 11.3% of the Company’s stock. During January 2009, the holder exercised 16,667 warrants with proceeds of $10,000.

The Company’s subsidiary, StarTrak Systems, LLC, obtains certain software engineering services from ST Wireless, a company organized and operating under the laws of India. Timothy P. Slifkin, a director of Alanco and StarTrak’s president, had assisted with the formation of ST Wireless in India, prior to Alanco's acquisition of StarTrak in June 2006.   ST Wireless has continued to perform those software engineering services since the acquisition.  For the years ended June 30, 2009 and 2008, StarTrak paid ST Wireless $24,400 and $180,900, respectively, for services performed. Mr. Slifkin represents that he has no ownership interest in ST Wireless, nor does he have any option to acquire any interest in ST Wireless, however he does have a relationship with ST Wireless as described in the following paragraph.

Mr. Slifkin has recently informed Alanco that he owns 60% of the outstanding membership interests of August Matrix, LLC, a New Jersey limited liability company formed in 2008 to represent ST Wireless in the United States. Since August, 2008, StarTrak has remitted all payments to August Matrix for services provided by ST Wireless to StarTrak. For the year ended June 30, 2009 StarTrak paid August Matrix $205,400 (Mr. Slifkin’s apportioned share being $123,200) and is currently paying August Matrix approximately $18,000 (Mr. Slifkin’s portion being $10,800) per month. Mr. Slifkin further informed the Company that all of the monies paid by StarTrak to August Matrix were, in turn, paid by August Matrix to ST Wireless for the benefit of StarTrak, and that Mr. Slifkin has received no disbursements or compensation from either August Matrix or ST Wireless. Amounts due either ST Wireless or August Matrix at June 30, 2009 or 2008 were not deemed material.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal year 2008, as more fully described in Note 14 - Shareholders’ Equity, the Company raised approximately $7.9 million in private offerings to accredited investors, with $1.3 million being attributable to insiders of the Company.

13.       COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain facilities under non-cancelable operating lease agreements that expire through fiscal year 2018. Future minimum payments under non-cancelable operating leases at June 30, 2009 for fiscal years ended 2010 through 2014 are as follows:

Years Ended	Operating
June 30,	Leases
2010	$462,500
2011	299,500
2012	270,100
2013	188,800
2014	192,400
$1,413,300

Future minimum payments for fiscal years 2015 through 2018 amount to $873,800. Rent expense related to these operating leases totaled approximately $425,000 and $324,700 for the years ended June 30, 2009 and 2008, respectively.

Legal Proceedings – The Company is a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The Company continues as a party to certain post-litigation procedures relating to the acquisition, in May of 2002, of substantially all the assets of Technology Systems International, Inc., a Nevada Corporation (“TSIN”), and to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company. The legal proceedings are more fully described below.

StarTrak Systems Litigation

On July 12, 2007, the Company’s subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd., Satamatics, Inc., and Farruhk Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), for misappropriation of trade secrets, violation of confidentiality agreements and contempt for violation of a previously issued court order concerning such trade secrets issued to Brian Hester. Brian Hester and Farruhk Shahzad are previous employees of StarTrak, and the Company believes that they have employed and/or are attempting to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. The Company is seeking injunctive relief and damages from the defendants. Settlement discussions are proceeding and the Company anticipates conclusion of the litigation in the near future.

Arraid Litigation

On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney’s fees and costs. The Company appealed the decision to the Arizona Court of Appeals. The Court of Appeals vacated the award of attorney’s fees against the Company as well as some of the damages awarded to the plaintiff, awarded the Company $60,000 in appeal legal fees and in excess of $10,000 in appeal costs, and returned the case to the trial court to determine the final judgment and to award the successful party its legal fees. The matter has been fully briefed in the Superior Court and the company anticipates final resolution of the matter in the near future.

The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2009 there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	SHAREHOLDERS’ EQUITY

Preferred Shares – In fiscal 2003, the Company allocated 5,000,000 of the 25,000,000 authorized shares of the Company’s Preferred Stock to be known as Series A Convertible Preferred Stock (“Series A”). Holders of Series A Preferred Stock are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 12% per annum, paid in kind semi-annually, based upon a per share value of $1.50 for purposes of such dividend payment. Dividends shall accrue and be cumulative from the date of issue. The Company had completed a number of private transactions with accredited investors resulting in the issuance of Series A Preferred Stock. In that regard, the Company completed, during the quarter ended March 31, 2008, an offering to accredited investors of 1,425,500 Units at a unit price of $1.50, each unit consisting of one share of its Series A Convertible Preferred Stock (“Series A”) together with a 5-year warrant to purchase one share of the Company’s Class A Common Stock at a price of $1.75 per share. The warrants included a redemption feature that effectively forces the warrant to be exercised in the event the market price of the Company’s Common Stock reached $3.50 per share. The Series A Convertible Preferred Stock is convertible into 1.2 shares of the Company’s Class A Common Stock. The Company may redeem the Series A Preferred Shares for $1.50 per share, provided the Common Stock achieves a trading value in excess of $5.00 for twenty consecutive trading days and meets minimum daily trading volume requirements. The Company received $2,107,500, net of expense, from the offering with $1,736,500 attributable to the Series A Preferred Stock and $371,000 attributable to the warrants to purchase common shares and as such recorded in Common Stock.

The Series A Preferred Stock offering was recorded giving consideration to the value of the underlying common shares into which the Preferred A is convertible and to a Black Scholes value for the related warrants. The Company allocated the proceeds of the offering based upon related fair values. The Black Scholes method does not consider the effect of the warrant’s force conversion feature and no adjustment was made. Based upon the implied value of warrants, utilizing a volatility of 62% based on weekly weighted average changes in the market price and an assumed time to expiration of 912 days, a beneficial conversion feature of $264,000 was determined and is recorded as a special Series A Preferred Stock Dividend. The implied value for the warrants has been credited to Common Stock in fiscal year 2008. The recording of the Series A Preferred Stock beneficial conversion feature under this methodology increases the Net Loss Attributable to Common Shareholders by the amount of the special dividend but has no effect on cash or equity.

The Company’s board of directors elected, during the fourth quarter of fiscal 2008, to provide an incentive to the holders of Series A Preferred Stock to convert their Preferred Shares into Class A Common Shares at the ratio of 1.2 shares of Common Stock for each share of Series A Preferred Stock. As part of that incentive, the board declared a regular Series A Preferred “in-kind” semi-annual dividend (normally scheduled to be declared in July 2008) one month early and declared an additional special 10% “in-kind” dividend to holders of Series A Preferred Stock who converted their holdings into Class A Common Stock of the Company by the end of fiscal year 2008. As a result of that incentive, all Series A Preferred Shares were converted into common shares by June 30, 2008. The additional special 10% dividend issued to Series A Preferred Stock holders as incentive to convert to common stock amounted to 597,600 shares valued at $896,400.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company issued 791,400 shares (excluding the special conversion dividend) representing “in kind” dividends to the holders of Series A shares in fiscal 2008, with a values of approximately $1,187,000. 329,400 shares representing fiscal 2008 “in kind” dividends were related to the dividend normally declared in the following fiscal year. During fiscal 2008, 6,574,300 Series A Convertible Preferred Stock were converted into Class A Common Shares and at June 30, 2009 and 2008, no Series A Preferred Stock remained outstanding.

During the quarter ended June 30, 2008, the Company allocated 500,000 of the authorized shares of the Company’s Preferred Stock to be known as Series D Preferred Stock (“Series D”). The Series D Preferred Stock has a priority ranking superior to the Common Stock of the Company and all other series of preferred stock, except the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which has a ranking superior to the Series D Preferred Stock, with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company. Holders of Series D are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual cash dividend of 15% per annum, paid quarterly, based upon a per share value of $10.00 for purposes of such dividend payment. The rate increases to 20% in the event the Series D is not redeemed by December 31, 2009. Dividends shall accrue and be cumulative from the date of issue.

The Company completed a private offering to accredited investors during the quarter ended September 30, 2008, with the issuance of 180,000 shares of Class D Preferred Stock at a price of $10 per share. 130,000, or 72%, of the 180,000 Series D Preferred Shares were sold to directors and officers of the Company, including 100,000 issued to companies controlled by Mr. Anderson. The Company received $1,795,200, net of expenses of $4,800, for the offering.

During the quarter ended June 30, 2009, the Company allocated 750,000 of the authorized shares of the Company's Preferred Stock to be known as Series E Convertible Preferred Stock ("Series E").  The Series E shares are each convertible into 12 shares of Common Stock and each Series E Share has voting rights equal to the number of shares of Common Stock into which the Series E is convertible.  The Series E Preferred Stock has a priority ranking superior to the Common Stock of the Company and all other series of preferred stock of the Company, except the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series D Preferred Stock of the Company, which all shall have a ranking superior to the Series E Convertible Preferred Stock, with respect to payment of dividends, and upon dissolution, liquidation and winding-up of the Company.  Holders of Series E are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual cash dividend of 5% per annum, paid quarterly, to shareholders of record on the respective record date.  Dividends on each share of the Series E Convertible Preferred Stock shall accrue and be cumulative from the date of issue.

The Company issued 15,000 Series E shares during the quarter ended June 30, 2009 to a vendor for services valued at $67,500.  See Note 18 - Subsequent Events that discusses additional Series E Convertible Preferred Stock issued subsequent to year-end.

During the fourth quarter of fiscal 2008, the Company completed a private offering to accredited investors of the Series D shares at a price of $10.00 per share. The Company issued 100,000 shares under the offering and received $1,000,000 ($997,100 net of expenses). During the first quarter of fiscal 2009, the Company completed another round of Series D Preferred Shares in a private offering to accredited investors receiving $1,795,200, net of expenses of $4,700. The Series D shares have a stated accumulated dividend rate of 15% of the $10.00 par value and are not convertible into common shares. Each share of Series D Preferred Stock has voting rights equal to 7 shares of the Company’s Common Stock. 50% (50,000 shares) of the Series D shares issued were purchased by a trust controlled by an insider of the Company.

During fiscal 2002, the Company allocated 500,000 of the authorized shares of the Company’s Preferred Stock to be known as Series B Convertible Preferred Stock (“Series B”), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share and 200,000 warrants to purchase Common Stock at an exercise price of $2.50 per share for a value received of $500,000 ($487,300 net of related expenses). The Series B Convertible Preferred Stock has priority ranking superior to the Common Stock of the Company and all other series of preferred stock with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company. The preferred shares are each convertible into 5.2 shares of Common Stock and each Series B Preferred Share has voting rights equal to the number of shares of Common Stock into which the Series B is convertible. Holders of shares of the Company’s Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment. Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind." Dividends on Series B Preferred Shares paid "in-kind" during fiscal 2009 and fiscal 2008 amounted to 9,400 and 8,600 Series B Preferred Shares with values of approximately $94,100 and $85,500, respectively. At June 30, 2009 and 2008, there were 100,700 and 91,3 00 shares of Series B Convertible Preferred Stock outstanding, respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Series A, Series B, Series D, and Series E Preferred Shares are characterized as "restricted securities" under federal securities laws as they were acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act of 1933, as amended, only in certain limited circumstances.

The following is a summary of Preferred Stock Dividends paid during the fiscal years ended June 30:

	2009	2008
Preferred Dividends, Series A paid in kind	$-	$2,083,400
Value of Imputed Series A Preferred Stock Dividends	-	264,000
Preferred Dividends, Series B paid in kind	94,000	85,500
Preferred Dividends, Series D paid in kind	55,500	-
Preferred Dividends, Series D paid in Class A
Common Stock	97,200	-
Preferred Dividends, Series A paid in cash	125,000	6,600
Preferred Dividends, Accrued and unpaid at June 30, 2009	106,500	-
Total Preferred Stock Dividends Expense	$478,200	$2,439,500

Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of Class A Common Stock (reduced from the previously authorized 100,000,000 shares), each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share. No Class B Common Stock has been issued and none was outstanding at June 30, 2009 and 2008.

During the fiscal year ended June 30, 2009, the Company issued 836,300 of Class A Common Stock. 251,100 shares, valued at $257,200, were issued for options and warrants exercised, 204,000 shares were issued in exchange for services valued at $85,300, 120,000 shares, valued at $78,700, were issued for an acquisition and 260,800 shares valued at $97,200 were issued in partial payment of Series D Preferred Stock dividends. The Company also recognized as an expense during the year, $1,480,600 related to the value of stock based compensation (Stock Options). In addition, the Company agreed, as partial consideration for an amendment to a line of credit, to modify terms of existing outstanding warrants held by the Lender to purchase a total of 270,000 shares of the Company’s Class A Common Stock (prices from $1.25 to $2.37 per share). The modifications included extending the expiration date by 24 months and reducing the exercise price to $.60 per share. The warrant modification had a Black-Scholes valuation of $62,400, which has been recorded as equity. Nasdaq listing fees for fiscal 2009 amounted to $49,300.

The Company issued during fiscal year 2008 a total of 11,204,600 shares of Class A Common Stock. 7,889,200 shares, valued at $8,750,000, were issued for the conversion of 6,574,300 Series A Preferred Shares to Common Shares. 2,453,900 shares were issued in connection with August 2007 private offerings of units consisting of one share of Class A Common Stock together with a 3-year warrant to purchase .4 shares of the Company’s Class A Common Stock at a price of $3.00 per share. The units were priced at $2.00 per unit, resulting in proceeds, net of costs of $172,300, of $4,752,700. In addition, 800,000 shares were issued to convert $1,000,000 of the Tenix notes payable to equity. Of the remaining shares, 10,000 were issued in connection with the exercise of employee stock options resulting in proceeds of $9,200, 41,500 shares, valued at $69,200, were issued to outside vendors as payment for services rendered, and 10,000 shares were issued for loan fees valued at $20,800. Additional increases to common stock resulted from an imputed common stock dividend of $264,000 and warrants to purchase 1,425,500 shares at $1.75 per share, valued at $371,000, related to a private offering of units that consisted of Series A Preferred Stock and warrants and $423,000 related to the value of stock based compensation expensed during the year. Nasdaq listing fees, associated with listing the additional shares in fiscal year 2008, amounted to $42,000.

During the fourth quarter of fiscal year 2009, the Board of Directors of the Company authorized the repricing of stock options to acquire up to 5,727,000 shares of the Company’s Class A Common Stock. The selected stock options were held by directors, officers and employees of the Company, had a weighted average exercise price per share of $2.04 and an average remaining contractual term of slightly more than three years. The current value of the options selected for repricing, based upon the Black-Scholes valuation method, was approximately $187,900.

The holders of the selected stock options were offered repriced options with a weighted average exercise price of $.80 and the identical remaining contractual term, however, the new stock options were to acquire shares representing a 20% reduction from initial shares under the repriced options. The value of the repriced stock options, again based upon the Black Scholes valuation method, was $354,800 or $166,900 greater that the repriced stock options resulting in an additional stock based compensation expense of $166,900 recorded as additional stock based compensation expense in the fourth quarter of fiscal year ended June 30, 2009.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company also elected to immediately vest certain stock options held by officers and directors where continued employment was not required under the vesting schedule. The immediate vesting resulted in additional stock based compensation expense for the fiscal year ended June 30, 2009 of approximately $700,000.

The value of employee stock-based compensation recognized for the year ended June 30, 2009 and 2008 amounted to $1,480,600 and $423,000, respectively. The Company initiated the expensing of stock-based compensation on July 1, 2006. See Note 1 – Nature of Operations and Significant Accounting Policies and Note 2 – Stock-Based Compensation for additional discussion of the Company’s policies related to employee stock-based compensation.

Warrants - As of June 30, 2009, the Company had 4,666,400 warrants outstanding with a weighted average exercise price of $2.03. The life of the outstanding warrants extends from October 2009 through April 2016. The following is a table of activity related to all warrants.

		Weighted
	Number of	Average
	Shares	Exercise Price $
WARRANTS OUTSTANDING, June 30, 2007	3,098,300	$2.19
Granted	2,531,600	2.26
Exercised	-	-
Canceled/Expired	(298,000)	2.33
WARRANTS OUTSTANDING, June 30, 2008	5,331,900	$2.15
Granted	-	-
Exercised	(16,700)	0.60
Canceled/Expired	(648,800)	2.12
WARRANTS OUTSTANDING, June 30, 2009	4,666,400	$2.03

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Details relative to the 4,666,400 outstanding warrants at fiscal 2009 year end are outlined below.

Outstanding Warrants

Date of Grant	Number of Shares	Exercise Price $	Date of Expiration	Purpose of Issuance
10/31/2003	20,000	$0.60	10/31/2011	(1)
4/18/2004	280,000	$5.00	8/2/2009	(2)
3/22/2005	30,000	$0.60	3/22/2012	(1)
3/23/2005	200,000	$2.50	3/23/2010	(3)
6/29/2005	102,000	$2.37	6/29/2010	(4)
6/29/2005	223,300	$0.60	6/29/2012	(4)
11/16/2005	300,000	$1.25	11/16/2009	(4)
11/16/2005	160,000	$0.60	11/16/2011	(4)
4/26/2006	328,000	$1.62	4/25/2016	(5)
7/14/2006	72,000	$1.50	7/14/2011	(6)
7/14/2006	216,000	$1.50	1/30/2012	(6)
9/28/2006	283,500	$1.80	9/30/2011	(7)
6/25/2007	20,000	$0.60	6/29/2012	(1)
8/6/2007	331,600	$3.00	8/6/2010	(8)
8/6/2007	300,000	$2.00	8/6/2010	(8)
8/13/2007	374,500	$3.00	8/13/2010	(8)
1/18/2008	1,425,500	$1.75	1/18/2013	(6)
Total Warrants Outstanding
at 6/30/2009	4,666,400

(1) Issued in consideration for line of credit agreement
(2) Issued in connection with April 2004 private offering
(3) Issued for outside services rendered
(4) Issued in consideration for exercise of expiring warrants above market price
(5) Issued in connection with April 2006 private offering
(6) Issued in connection with sale of Series A Preferred Stock
(7) Issued in connection with September 2006 term loan financing
(8) Issued in connection with August 2007 private offering

There were 16,667 warrants exercised in fiscal 2009 generating $10,000. During fiscal 2008, no warrants were exercised.

Stock Options - As of June 30, 2009, the Company had a total of 6,044,700 stock options outstanding with a weighted average exercise price of $0.94. Of these options, 4,157,900 are exercisable at 2009 fiscal year end. The tables below, as well as the narrative following, provide further information regarding the Company’s stock options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a table of activity of all options:

		Weighted
	Number of	Average
	Shares	Exercise Price $
OPTIONS OUTSTANDING, June 30, 2007	5,543,800	$1.97
Granted	1,293,000	2.16
Exercised	(10,000)	0.92
Canceled/Expired	(153,800)	2.36
OPTIONS OUTSTANDING, June 30, 2008	6,673,000	$2.00
Shares repriced during period	(5,727,000)	2.04
Repriced replacement shares	4,581,600	0.80
Granted	1,165,000	1.18
Exercised	(234,400)	1.05
Canceled/Expired	(413,500)	1.86
OPTIONS OUTSTANDING, June 30, 2009	6,044,700	$0.94

For all options granted during fiscal years 2009 and 2008 the option price was not less than the market price, as defined in the stock option plans, of the Company's Common Stock on the grant date. At June 30, 2009 options for 4,157,900 shares were exercisable and options for the remaining shares become exercisable within the next four years. If not previously exercised, options outstanding at June 30, 2009 will expire as follows:

Calendar Year	Number of	Weighted Average
of Expiration	Shares	Exercise Price $
2009	129,600	$0.74
2010	89,600	0.79
2011	1,876,400	0.78
2012	1,421,900	0.91
2013	1,338,000	1.09
2014	560,800	1.13
2015	608,400	1.03
2016	20,000	1.60
	6,044,700	$0.94

Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2009 is as follows:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Price	Shares	Life (in years)	Price	Shares	Price
$0.50-$0.75	3,325,000	2.38	$0.73	2,373,300	$0.73
$0.92-$1.15	1,722,200	5.08	$1.00	1,390,100	$1.00
$1.20-$1.25	723,000	4.18	$1.20	120,000	$1.22
$1.75-$1.82	60,000	3.38	$1.80	60,000	$1.80
$2.00-$2.25	64,000	1.53	$2.19	64,000	$2.19
$2.50-$4.37	150,500	2.66	$2.67	150,500	$2.67

Totals	6,044,700		$0.94	4,157,900	$0.94

The Company’s Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company’s Board of Directors. Company stock options are issued to employees at an exercise price not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. Options granted to employees under the Stock Option Plans, which are terminated prior to exercise, are considered to be available for grant to subsequent employees. Total issued stock options for any plan may exceed those authorized due to termination of prior non-exercised grants. Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Unless otherwise established by the Committee, the standard vesting schedule for the incentive stock options issued currently is 10% vested immediately upon grant, 15% vested after twelve months from date of grant, 25% after two years from the date of grant, 25% after three years, and 25% after four years. All of the options have been or will be registered on Form S-8 filings. See Notes 1 and 2 for a discussion of the applicable accounting treatment of stock-based compensation for fiscal years 2009 and 2008.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alanco Stock Option Summary (1)
as of June 30, 2009
							Balance	Exercise
Plan		Authorized	Issued	Exercised	Modified or Cancelled	Outstanding	to Issue	Price Range (5)

Misc	(2)	N/A	1,468,000	550,000	515,600	402,400	0	$0.75 - $2.50
1998	(3)	300,000	656,800	77,000	415,800	164,000	0	$0.50 - $2.00
1998 D&O	(4)	300,000	300,000	168,400	98,000	33,600	0	$0.50 - $4.37
1999	(3)	600,000	1,630,500	210,000	1,084,500	336,000	54,000	$0.50 - $1.75
1999 D&O	(4)	200,000	258,000	0	96,400	161,600	38,400	$0.50 - $3.75
2000	(3)	400,000	817,000	131,700	455,700	229,600	38,700	$0.75 - $2.12
2000 D&O	(4)	200,000	196,000	48,000	23,200	124,800	27,200	$0.75 - $.92
2002	(3)	600,000	712,000	0	235,200	476,800	123,200	$0.75 - $2.25
2002 D&O	(4)	200,000	200,000	16,000	43,200	140,800	43,200	$1.00
2004	(3)	800,000	1,028,000	0	410,400	617,600	182,400	$0.75- $1.15
2004 D&O	(4)	400,000	396,000	0	76,000	320,000	80,000	$0.75- $1.15
2005	(3)	1,200,000	1,284,000	0	386,800	897,200	302,800	$0.75- $1.82
2005 D&O	(4)	400,000	400,000	0	80,000	320,000	80,000	$0.75
2006	(3)	3,000,000	1,729,000	0	353,700	1,375,300	1,624,700	$0.75-$2.50
2006 D&O	(4)	1,000,000	500,000	0	55,000	445,000	555,000	$0.75-$1.20

Totals		9,600,000	11,575,300	1,201,100	4,329,500	6,044,700	3,149,600

(1) Only includes plans with options currently outstanding or having a balance available to issue.
(2) Options issued to officers and other employees outside of any plan as an inducement at time of employment.
(3) Employee Incentive Stock Option Plan
(4) Directors and Officers Stock Option Plan
(5) Range of exercise prices for outstanding options only.

15.        RETIREMENT PLAN

The Company provides a 401(k) retirement plan for its employees. Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment. Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate. The Company matches 25% of the amount deferred by employees, matching up to 4% of an employee’s annual compensation. The Company’s matching contributions totaled $20,800 and $29,100 for the years ended June 30, 2009 and 2008, respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.     SEGMENT REPORTING

           The following table is a summary of the results of operations and other financial information by major segment:

	Wireless
	Asset	RFID
	Management	Technology	Corporate	Total
Fiscal year 2009
Sales	$13,633,600	$5,468,400	$-	$19,102,000
Cost of Goods Sold	9,686,100	3,540,200	-	13,226,300
Gross Profit	3,947,500	1,928,200	-	5,875,700
Selling, General & Administrative	5,671,300	1,630,000	916,500	8,217,800
Stock based compensation expense	319,500	58,900	1,092,900	1,471,300
Operating Loss	$(2,043,300)	$239,300	$(2,009,400)	$(3,813,400)
Gross Margin	29.0%	35.3%		30.8%

Accounts Receivable, net	$1,484,600	$736,900	$81,500	$2,303,000	(1)
Inventory, net	$1,354,800	$980,000	$-	$2,334,800
Total Assets	$17,977,300	$7,390,000	$707,200	$26,074,500
Capital Expenditures	$234,200	$89,600	$1,500	$325,300
Research & Development	$300,000	$400,000	$-	$700,000
Depreciation & Amortization	$499,600	$84,400	$800	$584,800

Fiscal year 2008
Sales	$11,838,900	$1,639,400	$-	$13,478,300
Cost of Goods Sold	8,319,800	1,408,000	-	9,727,800
Gross Profit	3,519,100	231,400	-	3,750,500
Selling, General & Administrative	6,064,900	2,166,400	1,253,400	9,484,700
Stock based compensation expense	236,700	16,800	169,700	423,200
Operating Loss	$(2,782,500)	$(1,951,800)	$(1,423,100)	$(6,157,400)
Gross Margin	29.7%	14.1%		27.8%

Accounts Receivable, net	$1,783,700	$910,600	$96,300	$2,790,600	(1)
Inventory, net	$2,024,100	$1,963,500	$-	$3,987,600
Total Assets	$18,701,600	$8,117,100	$1,394,900	$28,213,600
Capital Expenditures	$145,600	$15,500	$1,000	$162,100
Research & Development	$250,000	$400,000	$-	$650,000
Depreciation & Amortization	$455,600	$143,400	$1,000	$600,000
(1) The Company believes that Data Storage accounts receivable will not be included in the sale of "Assets Held for Sale" and accordingly has included that segment's accounts receivable balance in Corporate accounts receivables at both June 30, 2009 and 2008.

17.        SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2009 and 2008. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto.  The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Net Sales	$5,454,500	$4,605,800	$4,609,700	$4,432,000
Cost of sales	4,055,400	3,413,600	3,053,600	2,524,500
Gross profit	1,399,100	1,192,200	1,556,100	1,907,500
Loss from Continuing Operations	(1,121,200)	(1,203,600)	(915,200)	(1,817,000)
Loss from Discontinued Operations	(110,500)	(47,000)	(92,400)	(141,600)
Net loss*	(1,322,700)	(1,379,800)	(1,134,900)	(2,089,300)
Loss per share - basic & diluted	$(0.04)	$(0.04)	$(0.04)	$(0.06)
Weighted Average Shares	31,454,100	31,823,600	31,932,200	32,252,300

2008
Net Sales	$3,429,700	$2,830,400	$3,247,700	$3,970,500
Cost of sales	2,141,500	1,929,600	2,237,900	3,418,800
Gross profit	1,288,200	900,800	1,009,800	551,700
Loss from Continuing Operations	(1,334,500)	(1,887,900)	(1,496,000)	(2,133,800)
Loss from Discontinued Operations	(148,700)	(117,900)	(61,900)	(128,400)
Net loss*	(1,840,200)	(2,026,900)	(2,200,000)	(3,681,500)
Loss per share - basic & diluted	$(0.08)	$(0.09)	$(0.09)	$(0.16)
Weighted Average Shares	21,872,200	21,890,100	23,453,000	22,995,800

*Attributable to Common Shareholders

18.        SUBSEQUENT EVENTS

The Company was notified by Nasdaq on September 15, 2009 that the Company failed to comply with the minimum bid price of $1.00 per share requirement for continued listing as set forth in NASDAQ Marketplace Rule 4310 (c) (4) (the “Rule”). Therefore in accordance with the Rule, the Company will be provided 180 calendar days or until March 15, 2010, to regain compliance. If the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ Staff will provide written notification that it complies with the rule. If compliance with this Rule cannot be demonstrated by March 15, 2010, Staff will determine whether the Company meets the NASDAQ Smallcap Market initial listing criteria as set forth in Marketplace Rule 4310 (c), except for the bid price requirement. If it meets the initial listing criteria, Staff will notify the Company that it has been granted an additional 180 calendar days to meet the $1.00 minimum bid price requirement. If the Company is not eligible for an additional compliance period, Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Staff’s determination to delist it securities to a Listing Qualification Panel.

On September 15, 2009 the Company announced that it had completed a financing with several independent accredited investors. The financing was comprised of the sale of 135,000 shares of convertible Series E Preferred Stock. The proceeds received by the Company from the offering was $541,000, net of approximately $62,000 in related expenses. The Series E shares accrue a 5% cash dividend and are convertible into twelve (12) shares of the Company’s Class A Common Stock. The Powers, Preferences, Rights and Limitations of the Series E Preferred Stock were included as attachments to an 8-K filed September 17, 2009. See Note 14 - Shareholders’ Equity the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2009 for additional discussion of the Series E Preferred Stock.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company negotiated and executed a $1 million Amended and Restated Convertible Term Note with ComVest Capital LLC during September 2009, reducing the amount of the payments initially due and modifying the terms under which the balance of the note may be converted into common stock. The balance of the note remains due in full by June 2010. The form of Amended and Restated Convertible Term Note was included as an attachment to an 8-K filed on September 11, 2009.

The Company’s subsidiary, StarTrak Systems, LLC, announced on July 7, 2009 that during the quarter ended June 30, 2009 it had added 18 (unaudited) new fleet customers that collectively operate over 3,000 (unaudited) refrigerated trucks and trailers. More than 125 (unaudited) refrigerated transport customers now subscribe to StarTrak’s comprehensive reefer monitoring and management services.

The Company executed an agreement with Tenix Holding, Inc. on September 16, 2006, subject to Board of Director’s approval, converting the remaining principal balance of a $360,000 note payable, plus all accrued interest, held by Tenix Holding, Inc., into 1,000,000 unregistered shares of the Company’s Class A Common Stock. The agreement contained certain stipulations as to the weighted average closing price for the Company’s stock price over the period October 1 through November 30, 2009 and could result in the Company issuing up to a maximum of 50,000 additional shares. The agreement was included as an attachment to an 8-K filed September 22, 2009.

The Company has evaluated subsequent events through September 29, 2009, which is the date that the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

ITEM 9A (T). CONTROLS AND PROCEDURES

(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of such date discussed below. Notwithstanding, the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)    MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

      With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2009, the Company determined that there were control deficiencies that constituted material weakness, as described below.

•

As more fully discussed in Note 12 – Related Party Transactions, a director of the Company, who is also President of wholly owned subsidiary (StarTrak), has recently informed the Company that he owns 60% of the outstanding membership interests of August Matrix, LLC, a New Jersey limited liability company formed in 2008 to represent a StarTrak vendor, ST Wireless. ST Wireless, is a company organized and operating under the laws of India that has provided software engineering services to StarTrak for a number of years. Since August 2008, StarTrak has remitted all payments for ST Wireless services to August Matrix. This relationship has not been appropriately disclosed, as required, in the Company’s prior filings.

         •       We have not assessed our control environment or entity-level controls. Due to time and staff constraints, we did not perform an assessment of our control environment or entity-level controls in accordance with COSO standards.

•       We have not tested the operating effectiveness of our controls over financial reporting. During our review process we created and implemented new controls and procedures. However due to time and staff constraints, we did not test our controls over financial reporting in accordance with COSO standards. Since we have not completely tested our controls, we have determined that our controls over financial reporting were ineffective.

•       The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training to analyze, review, and monitor the accounting of inventory adjustments that are significant or non-routine with regard to the flow of inventory material through the warehouse. As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for inventory adjustments that are significant or non-routine. This material weakness resulted in errors in the preliminary June 30, 2009 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses as described above.

The Company has taken the following actions to improve internal control over financial reporting:

•

The Audit Committee of the Board of Directors will recommended that the Board of Directors adopt a formal policy requiring each director and executive officer of the  Company to annually complete a Director’s and Officers’ Questionnaire designed to update biographical information, disclose economic relationships with related parties, verify individual stock ownership (including beneficial ownership) and disclose other pertinent information that may require disclosure in Company filings. Failure to comply with the policy would result in appropriate action by the Board of Directors.

•	During the remaining period through the year ending June 30, 2010, we intend to devote resources, to properly assess, and remedy if needed, our control environment and entity-level controls.

•

During the remaining period through the year ending June 30, 2010, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards.

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
In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the year ended June 30, 2009.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

ITEM 9B. OTHER INFORMATION

None

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company are:

Name	Age	Position	Year First Director

Harold S. Carpenter	75	Director	1995
James T. Hecker	52	Director	1997
Robert R. Kauffman	69	Director/C.O.B./C.E.O.	1998
Thomas C. LaVoy	49	Director	1998
John A. Carlson	62	Director/E.V.P./C.F.O.	1999
Donald E. Anderson	75	Director	2002
Timothy P. Slifkin	54	Director/C.E.O. - StarTrak	2006

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Timothy P. Slifkin:     Timothy P. Slifkin, President and Chief Executive Officer of the Company’s subsidiary, StarTrak Systems, LLC, is directly responsible for development of StarTrak's wireless product line and for leading the North American rail industry's acceptance of the technology for damage prevention, refrigeration transport, and asset management applications. Mr. Slifkin has been developing remote monitoring systems since founding Elexor Associates in 1986, and in developing and deploying wireless systems (satellite and terrestrial) since 1992. He has several patents issued or pending on related technology. Prior to founding StarTrak, Mr. Slifkin was employed with Hewlett Packard, Johannson Microwave, American Microsystems, and Jet Propulsion Laboratories. Mr. Slifkin holds a Bachelors Degree in Engineering.

Non-Director Significant Employees

The following table provides information regarding key officers for the Company’s primary subsidiaries.

Name	Age	Position	Year Appointed to Position
Greg M. Oester	61	President - Alanco/TSI PRISM, Inc.	2002
Thomas A. Robinson	48	Executive Vice President - StarTrak Systems, LLC	2006

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

Audit/Corporate Governance Committee

The Audit/Corporate Governance Committee of the Board of Directors is currently comprised of three independent directors, and operates under a written charter adopted by the Board. The Audit/Corporate Governance Committee Charter was included as Exhibit A in the Company’s Definitive Proxy Statement filed with the SEC on October 18, 2004. The members of the Audit/Corporate Governance Committee are Harold S. Carpenter, a CEO with over 30 years senior management experience, James T. Hecker, an attorney and CPA, and Thomas C. LaVoy, a CPA. All three individuals are experienced in reading and understanding financial statements, and, in fact, are deemed to be financial experts as defined by audit committee requirements.

The Audit/Corporate Governance Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor engaged for the purpose of preparing an audit report or performing other audit, review or attest services for the Company. The auditor reports directly to the Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee has established “whistleblower” procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The Audit/Corporate Governance Committee provides general oversight of the Company’s financial reporting and disclosure practices, system of internal controls, and the Company’s processes for monitoring compliance by the Company with Company policies. The Audit/Corporate Governance Committee reviews with the Company’s registered public accounts the scope of the audit for the year, the results of the audit when completed, and the registered public accountant's fee for services performed. The Audit/Corporate Governance Committee also recommends registered public accountants to the Board of Directors and reviews with management various matters related to its internal accounting controls. During the last fiscal year, there were three meetings of the Audit/Corporate Governance Committee.

Management is responsible for the Company’s internal controls and the financial reporting process. The registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and issuing a report thereon. The Audit/Corporate Governance Committee is responsible for overseeing and monitoring the quality of the Company’s accounting and auditing practices.

The members of the Audit/Corporate Governance Committee are not professionally engaged in the practice of auditing or accounting and may not be experts in the fields of accounting or auditing, or in determining auditor independence. Members of the Audit/Corporate Governance Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent registered public accounting firm. Accordingly, the Audit/Corporate Governance Committee's oversight does not provide an independent basis to determine that management has maintained procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit/Corporate Governance Committee's considerations and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with the standards of the Public Company Accounting Oversite Board (United States), that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that the Company's independent registered public accounting firm are in fact "independent."

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, Directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5’s were required, the Company believes that as of the date of filing of this Form 10-K, all Section 16(a) filing requirements applicable to its officers, Directors and greater than 10% beneficial owners were satisfied.

Code of Ethics

The Company has adopted a Corporate Code of Business Conduct and Ethics, which was included as Exhibit 99.2 in the Company’s Form 10-QSB filed with the SEC on November 15, 2004. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

The Code of Business Conduct and Ethics is presented on the Company’s web page under the subheading “Corporate Governance.” Shareholders may receive a copy of the Company's adopted Code of Conduct, without charge, via e-mail request to alanco@alanco.com, by calling the Company at 480-607-1010, Ext. 857, or by writing to the Company to the attention of the Company’s Corporate Secretary at 15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by the Company for the services rendered during the fiscal years ended June 30, 2009, 2008 and 2007 to the Company's Chief Executive Officer, Chief Financial Officer, President of the Company’s subsidiary, Alanco/TSI PRISM, Inc. (ATSI), President of the Company’s subsidiary, StarTrak Systems, LLC (STS), and Executive Vice President of the Company’s subsidiary, StarTrak Systems, LLC, whose salaries and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers"). No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last three fiscal years.

		Annual Compensation			Long-Term Compensation
Name and				Other (1)	Securities (# shares)
Principal		Annual		Annual	Underlying Options
Position		Salary	Bonus	Compensation $	Granted during FY

Robert R. Kauffman, C.E.O.
FY 2009		$233,750	None	$17,400	250,000
FY 2008		247,500	None	17,400	200,000
FY 2007		250,000	None	17,400	60,000
John A. Carlson, C.F.O.
FY 2009		208,250	None	10,483	120,000
FY 2008		220,500	None	10,405	100,000
FY 2007		222,500	None	10,400	20,000
Greg M. Oester, President, ATSI
FY 2009		135,831	None	None	50,000
FY 2008		139,050	None	None	50,000
FY 2007		154,500	None	None	0
Timothy P. Slifkin, President, STS
FY 2009		151,667	None	1,517	25,000
FY 2008	(2)	333,332	None	3,081	100,000
FY 2007		160,000	None	667	0
Thomas A. Robinson, Exec V.P., STS
FY 2009		151,667	None	1,517	25,000
FY 2008	(3)	343,333	None	3,104	100,000
FY 2007		160,000	None	667	0

(1)	Represents supplemental executive benefit reimbursement for the year and Company matching for
Alanco's 401(K) Profit Sharing Plan.

(2)	Includes $156,665 compensation accrued in prior years but paid during fiscal 2008.
(3)	Includes $166,666 compensation accrued in prior years but paid during fiscal 2008.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2009, to each of the Named Executive Officers and/or Directors and to all other employees as a group. No stock appreciation rights ("SARs") have been granted by the Company.

INDIVIDUAL GRANTS

	Number of
	Securities
	Underlying	% of Total	Exercise
	Options	Options	Price	Grant	Expiration
Name	Granted	Granted	($/Sh)	Date	Date
Robert Kauffman	250,000	21.46%	$1.20	8/19/2008	8/19/2013
John Carlson	120,000	10.30%	$1.20	8/19/2008	8/19/2013
Harold Carpenter	75,000	6.44%	$1.20	8/19/2008	8/19/2013
Donald Anderson	75,000	6.44%	$1.20	8/19/2008	8/19/2013
Thomas LaVoy	75,000	6.44%	$1.20	8/19/2008	8/19/2013
James Hecker	75,000	6.44%	$1.20	8/19/2008	8/19/2013
Timothy Slifkin	25,000	2.15%	$1.20	8/19/2008	8/19/2013
Greg Oester	50,000	4.29%	$1.20	8/19/2008	8/19/2013
Tom Robinson	25,000	2.15%	$1.20	8/19/2008	8/19/2013
Other Employees	395,000	33.91%	$1.00 - $1.40	7/07/2008 - 12/23/2008	7/07/2013 - 12/23/2013
Total	1,165,000	100.00%

All options are granted at a price not less than “grant-date market.” During the fiscal year 413,500 previously granted stock options expired or were cancelled.

Aggregated Options and Warrants - Exercised in Last Fiscal Year and Values at Fiscal Year End

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2009, and the value of the unexercised, in-the-money options at June 30, 2009.

Name	Shares Acquired On Exercise During 2009 Fiscal Year	Value Realized ($) (1)	Unexercised Options & Warrants at Fiscal Year End (Shares) (2)	Value of Unexercised In-The-Money Options & Warrants at FYE ($) (3)
Robert Kauffman	192,000	$15,360	1,044,000	$0
John Carlson	36,000	1,440	486,000	0
Harold Carpenter	0	-	343,700	0
James Hecker	0	-	145,900	0
Thomas LaVoy	0	-	142,300	0
Donald Anderson	16,667	(1,667)	1,332,433	0
Timothy Slifkin	0	-	294,000	0
Greg Oester	0	-	378,000	0
Thomas Robinson	0	-	324,000	0

(1)
Calculated as the difference between closing price on the date exercised and the exercise price, multiplied by the number of options exercised.

(2)
Represents the number of securities underlying unexercised options and warrants that were exercisable at 2009 Fiscal Year End.

(3)
Calculated as the difference between the closing price of the Company’s Common Stock on June 30, 2009, and the exercise price for those options exercisable on June 30, 2009, with an exercise price less than the closing price, multiplied by the number of applicable options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Option Grants Subsequent to Fiscal Year End

The following table sets forth information regarding employee stock options granted after June 30, 2009.

	Number of
	Underlying
	Securities
	Options		Date of	Date	Expiration	Option
Name	Granted		Grant	Exercisable	Date	Price
Robert R. Kauffman	200,000	(1)	7/13/09	(2) 7/13/14		$0.50
John A. Carlson	125,000	(1)	7/13/09	(2) 7/13/14		$0.50
Donald E. Anderson	75,000	(1)	7/13/09	(2) 7/13/14		$0.50
Harold S. Carpenter	75,000	(1)	7/13/09	(2) 7/13/14		$0.50
James T. Hecker	75,000	(1)	7/13/09	(2) 7/13/14		$0.50
Thomas C. LaVoy	75,000	(1)	7/13/09	(2) 7/13/14		$0.50
Timothy P. Slifkin	50,000	(1)	7/13/09	(3) 7/13/14		$0.50
Greg M. Oester	50,000	(1)	7/13/09	(3) 7/13/14		$0.50
Thomas A. Robinson	50,000	(1)	7/13/09	(3) 7/13/14		$0.50
Other Employees	390,000	(1)	7/13/09	(3) 7/13/14		$0.50

(1) Issued pursuant to the 1998, 1999, 2005 & 2006 Stock Option Plans.
(2) Immediately vested.
(3) 10% vest on 7/13/2009, 15% vest on 7/13/2010, 25% vest on 7/13/2011,
25% vest on 7/13/2012 and 25% vest on 7/13/2013.

Employment Agreements and Executive Compensation

The Executive Officers are at-will employees without employment agreements.

Compensation of Directors

During fiscal year 2009, non-employee Directors were compensated for their services in cash ($750 per meeting per day up to a maximum of $1,500 per meeting) and through the grant of options to acquire shares of Class A Common Stock as provided by the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and 2006 Directors and Officers Stock Option Plans (the “D&O Plans”) which are described below. All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

The 1996 Directors and Officers Stock Option Plan was approved by the Board of Directors on September 9, 1996. Shareholders approved the 1998, 1999, 2000, 2002, 2004, 2005, and 2006 Directors and Officers Stock Option Plans on November 6, 1998, November 5, 1999, November 10, 2000, November 22, 2002, November 19, 2004, January 20, 2006, and January 30, 2007, respectively. The purpose of the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and 2006 D&O Plans is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to acquire shares of the Company’s common stock. All Directors and Executive Officers of the Company are eligible to participate in the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and 2006 Plans. Newly appointed Directors receive options to purchase shares of common stock at fair market value. Upon each subsequent anniversary of the election to the Board of Directors, each non-employee Director may receive an additional option to purchase shares of common stock at fair market value.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or voting rights as of September 25, 2009. Information regarding the stock ownership of Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, Donald E. Anderson, Alanco Director, Timothy P. Slifkin, StarTrak Chief Executive Officer, and Thomas A. Robinson, StarTrak Executive Vice President, is also shown in the table in the following section, Current Directors and Executive Officers.

Five Percent Owners

		Class A
		Common	Series B	Preferred		Total		Total	Total
		Shares	and	Shares		Voting		Stock	Stock,
		Owned	Series D	Owned		Rights	Exercisable	Owned	Options &
	Class A	Percent	Preferred	Percent		Owned	Stock	and	Warrants
	Common	of	Shares	of	Total	Percent	Options	Options	Percent of
	Shares	Class	Owned	Class	Voting	of	and	&	Voting
	Owned	(6)	(7)	(8)	Rights	Class	Warrants	Warrants	Rights (9)

Donald E. Anderson (1)	3,685,627	11.33%	161,331	55.24%	4,814,944	13.72%	1,436,433	6,251,377	17.12%
Robert R. Kauffman (2)	1,843,312	5.67%	0	--	1,843,312	5.25%	1,293,500	3,136,812	8.62%
Timothy P. Slifkin (3)	2,287,558	7.03%	12,449	4.26%	2,374,701	6.77%	302,000	2,676,701	7.56%
The Rhino Fund LLLP 4)	1,321,546	4.06%	50,000	17.12%	1,671,546	4.76%	340,667	2,012,213	5.68%
Tom Robinson (5)	1,500,129	4.61%	8,299	2.84%	1,558,222	4.44%	332,000	1,890,222	5.34%

(1)    The number of shares, options and warrants owned includes: The Anderson Family Trust, owner of 2,061,113 shares of Alanco Class A Common Stock, 53,777 shares of Alanco Series D Non-Convertible Preferred Stock and 670,000 exercisable warrants; Programmed Land, Inc., owner of 1,616,514 shares of Alanco Class A Common Stock, 53,777 shares of Alanco Series D Non-Convertible Preferred Stock and 516,833 exercisable warrants; Pine Summit Bible Camp and Conference Center, owner of 53,777 shares of Alanco Series D Non-Convertible Preferred Stock, all of which Mr. Anderson claims beneficial ownership; and 8,000 shares of Alanco Class A Common Stock and 249,600 exercisable options owned by Mr. Anderson. Mr. Anderson also has an additional 95,000 stock options. The 161,331 shares of Series D Non-Convertible Preferred Stock beneficially owned by Mr. Anderson represent 55.24% of the total Series D Non-Convertible Preferred shares outstanding. Mr. Anderson’s address is 11804 North Sundown Drive, Scottsdale, Arizona 85260.

(2)    In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares. If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may receive additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned. Mr. Kauffman also has an additional 319,500 stock options. The address for Mr. Kauffman is: c/o Alanco Technologies, Inc., 15575 North 83rd Way, Suite 3, Scottsdale, Arizona 85260.

(3)    In addition to the stock options shown above, Timothy P. Slifkin, President of StarTrak Systems, LLC, has 168,000 options with a vesting schedule ranging from October 5, 2009 to July 13, 2013. The 12,449 shares of Series D Non-Convertible Preferred Stock beneficially owned by Mr. Slifkin represent 4.26% of the total Series D Non-Convertible Preferred shares outstanding.The address for Mr. Slifkin is: c/o StarTrak Systems, LLC, 106 The American Road, Morris Plains, NJ 07950.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

(4)     The 50,000 shares of Series D Non-Convertible Preferred Stock owned by The Rhino Fund, LLLP, managed by Rhino Capital, Inc., a private capital management company, represent 17.12% of the total Series D Non-Convertible Preferred shares outstanding. The address for Rhino Capital, Inc. is 32065 Castle Court, Suite 100, Evergreen, CO 80439.

(5)     In addition to the stock options shown above, Thomas A. Robinson, Executive Vice President of StarTrak Systems, LLC, has 168,000 options with a vesting schedule ranging from October 5, 2009 to July 13, 2013. The 8,299 shares of Series D Non-Convertible Preferred Stock beneficially owned by Mr. Robinson represent 2.84% of the total Series D Non-Convertible Preferred shares outstanding.The address for Mr. Robinson is: c/o StarTrak Systems, LLC, 106 The American Road, Morris Plains, NJ 07950.

(6)     The percentages for Class A Common Stock shown are calculated based upon 32,616,975 shares of Class A Common Stock outstanding on September 25, 2009. The percentages for Total Voting Rights are calculated based upon 35,185,433 voting rights on September 25, 2009.

(7)     Preferred Shares are Series D Non-Convertible Preferred Stock, each share of which has seven votes in matters submitted to shareholders for a vote. As of September 25, 2009, there are 292,079 shares of Series D Non-Convertible Preferred Stock outstanding. The 5% owners do not own any shares of the Series B Convertible Preferred Stock.

(8)     In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of voting rights shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of voting rights shares owned by any other stockholders.

(9)     In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by any other stockholders.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock and Preferred Stock beneficially owned as of September 25, 2009, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

	Securities of the Registrant Beneficially Owned (1)

								Stock		Total
	Class A	Shares	Series D		Shares		Shares	Options &	Total	Stock,
	Common	Owned	Preferred		Owned	Total	Owned	Warrants	Stock	Options
	Stock	Percent	Stock		Percent	Voting	Percent	Exercisable	Owned +	& Warrants
Name of	Shares	of Class	Shares		of Class	Rights	of Class	@ 9/25/09	Options &	Percent of
Beneficial Owner (2)	Owned	(7)	Owned		(7)	Owned	(7)	+ 60 days (8)	Warrants	Class (9)

Robert R. Kauffman (3)	1,843,312	5.65%	0		0.00%	1,843,312	5.24%	1,293,500	3,136,812	8.60%
Director/COB/CEO
John A. Carlson	403,338	1.24%	0		0.00%	403,338	1.15%	643,000	1,046,338	2.96%
Director/EVP/CFO
Harold S. Carpenter	725,626	2.22%	0	(5)	0.00%	725,626	2.06%	407,950	1,133,576	3.18%
Director
James T. Hecker	97,519	0.30%	0	(6)	0.00%	97,519	0.28%	242,150	339,669	0.96%
Director
Timothy P. Slifkin	2,287,558	7.01%	12,449		4.26%	2,374,701	6.75%	302,000	2,676,701	7.54%
Director/CEO -StarTrak
Thomas C. LaVoy	121,335	0.37%	10,000		3.42%	191,335	0.54%	238,550	429,885	1.21%
Director
Donald E. Anderson (4)	3,685,627	11.30%	161,331		55.24%	4,814,944	13.68%	1,446,433	6,261,377	17.09%
Director
Greg M. Oester	46,407	0.14%	0		0.00%	46,407	0.13%	389,000	435,407	1.22%
President - ATSI
Thomas A. Robinson	1,500,129	4.60%	8,299		2.84%	1,558,222	4.43%	332,000	1,890,222	5.32%
EVP - StarTrak

Officers and Directors	10,710,851	32.84%	192,079		65.76%	12,055,404	34.26%	5,294,583	17,349,987	42.86%
as a Group (8 individuals)

(1)     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally indicates voting or investment power with respect to securities. In accordance with SEC rules, shares that may be acquired upon conversion or exercise of stock options, warrants or convertible securities which are currently exercisable or which become exercisable within 60 days are deemed beneficially owned. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)     COB is Chairman of the Board; CEO is Chief Executive Officer; EVP is Executive Vice President; CFO is Chief Financial Officer.

(3)     In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares. If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may acquire additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned.

(4)     The number of shares, options and warrants owned includes: The Anderson Family Trust, owner of 2,061,113 shares of Alanco Class A Common Stock, 53,777 shares of Alanco Series D Non-Convertible Preferred Stock and 670,000 exercisable warrants; Programmed Land, Inc., owner of 1,616,514 shares of Alanco Class A Common Stock, 53,777 shares of Alanco Series D Non-Convertible Preferred Stock and 516,833 exercisable warrants; Pine Summit Bible Camp and Conference Center, owner of 53,777 shares of Alanco Series D Non-Convertible Preferred Stock, all of which Mr. Anderson claims beneficial ownership; and 8,000 shares of Alanco Class A Common Stock and 249,600 exercisable options owned by Mr. Anderson.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

(5)     Excludes 1,076,721 shares of Class A Common Stock, 50,000 shares of Series D Non-Convertible Preferred Stock and 159,000 warrants to purchase Class A Common Stock owned by Heartland Systems Co., a company for which Mr. Carpenter serves as an officer. Mr. Carpenter disclaims beneficial ownership of such shares.

(6)     Excludes 1,321,546 shares of Class A Common Stock, 50,000 shares of Series D Non-Convertible Preferred Stock and 340,667 warrants to purchase Class A Common Stock owned by Rhino Fund LLLP. The fund is controlled by Rhino Capital Incorporated, for which Mr. Hecker serves as Treasurer and General Counsel. Mr. Hecker disclaims beneficial ownership of such shares.

(7)     The percentages for Class A Common Stock shown are calculated based upon 32,616,975 shares of Class A Common Stock outstanding on September 25, 2009. The percentages for Series D Non-Convertible Preferred Stock are calculated based upon 292,079 shares of Series D Non-Convertible Preferred Stock outstanding on September 25, 2009, each share of which has seven votes in matters submitted to shareholders for a vote. The percentages for Total Voting Rights are calculated based upon 35,185,433 voting rights as of September 25, 2009.

(8)     Represents unexercised stock options and warrants issued to named executive officers and directors. All options and warrants listed that were issued to the executive officers and directors were exercisable at September 25, 2009, or will be exercisable within 60 days following September 25, 2009. Robert Kauffman also holds 279,500 options. John Carlson also holds 134,000 options. Harold Carpenter also holds 84,250 options. James Hecker also holds 76,250 options. Timothy Slifkin also holds the following options: 68,000 options exercisable in fiscal year 2010, 32,500 options exercisable in fiscal year 2011, 37,500 options exercisable in fiscal year 2012, 17,500 options exercisable in fiscal year 2013 and 12,500 options exercisable in fiscal year 2014. Thomas LaVoy also holds 76,250 options. Donald Anderson also holds 85,000 options. Greg Oester also holds the following options: 10,000 options exercisable in fiscal year 2010, 27,500 options exercisable in fiscal year 2011, 32,500 options exercisable in fiscal year 2012, 22,500 options exercisable in fiscal year 2013 and 12,500 options exercisable in fiscal year 2014. Thomas Robinson also holds the following options: 68,000 options exercisable in fiscal year 2010, 32,500 options exercisable in fiscal year 2011, 37,500 options exercisable in fiscal year 2012, 17,500 options exercisable in fiscal year 2013 and 12,500 options exercisable in fiscal year 2014.

(9)   The number and percentages shown include the voting rights shares actually owned as of September 25, 2009 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 25, 2009. The percentages shown are calculated based upon 35,185,433 voting rights as of September 25, 2009. In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management

Mr. Steve Oman, a former member of the Board of Directors, received compensation in the amount of approximately $107,600 and $108,100 for legal services to the Company for the fiscal years ended June 30, 2009 and 2008, respectively.

Mr. Donald Anderson, a member of the Board of Directors and trustee and beneficial owner of the Anderson Family Trust, was paid interest in fiscal year 2009 in the amount of approximately $277,100 under the Line of Credit Agreement and the Note payable – vendor and $170,500 under the Line of Credit Agreement in fiscal year 2008.

See Note 9 and 12 to the consolidated financials for additional related party transactions and discussion.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of the Company’s annual financial statements and review of the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, for the fiscal years ended June 30, 2009 and 2008 were approximately $200,000 and $211,000, respectively.

Audit Related Fees

In each of the last two fiscal years, there were no fees billed for assurance related services rendered by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” paragraph above.

Tax Fees

Semple, Marchal & Cooper, LLP prepared the Company’s tax returns for state and federal purposes. Tax return preparation fees for the fiscal years ended June 30, 2009 and 2008, were approximately $15,000 and $12,000, respectively.

All Other Fees

Other than the services described above under “Audit Fees”, during the fiscal year ended June 30, 2008, Semple, Marchal & Cooper, LLP also provided services related to filing a Form S-3 and related amendments with the Securities and Exchange Commission and billed related fees of approximately $18,000. No such services were provided during the fiscal year ended June 30, 2009.

Audit Committee Pre-Approval Policies and Procedures

The 2009 and 2008 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent accountants and the estimated fees related to these services. During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor. These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations. Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Exhibits

     3(i)     Articles of Incorporation of Alanco Technologies, Inc (1)
     3(ii)    Bylaws of Alanco Technologies, Inc (2)

    3(iii)   Amendment to Articles of Incorporation or Bylaws of Alanco Technologies, Inc (28)

     4.1      Series A Preferred Convertible Stock Description (3)
     4.2      Series B Preferred Convertible Stock Description (4)
     4.3      Series D Preferred Stock Description (5)
     4.4      Series D Preferred Stock Description Amendment (6)

     4.5      Series E Preferred Stock Description Amendment (28)

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
     (15)     Incorporated by reference to Form 8-K filed September 18, 2009
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

     (28)     Incorporated by reference to Form 8-K filed September 18, 2009

B. Schedules                         NONE

Exhibits or schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

ALANCO TECHNOLOGIES, INC.

                                                                                                                                                                ( Registrant)

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

Date: September 28, 2009

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT 31.1

Certification of
Chairman and Chief Executive Officer
of Alanco Technologies, Inc.

I, Robert R. Kauffman, certify that:

     1.     I have reviewed this annual report on Form 10-K of Alanco Technologies, Inc.;

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

     4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          (a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)     Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c)     Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

     5.     The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

          (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

          (b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:     September 28, 2009

/s/ Robert R. Kauffman
_____________________
Robert R. Kauffman
Chairman and Chief Executive Officer

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT 31.2

Certification of
Vice President and Chief Financial Officer
of Alanco Technologies, Inc.

I, John A. Carlson, certify that:

     1.     I have reviewed this annual report on Form 10-K of Alanco Technologies, Inc.;

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

     4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          (a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)     Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c)     Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

     5.     The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

          (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

          (b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:     September 28, 2009

/s/ John A. Carlson
_____________________
John A. Carlson
Vice President and Chief Financial Officer

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT 32.1

Certification of
Chief Executive Officer and Chief Financial Officer
of Alanco Technologies, Inc.

     This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this annual report of Form 10-K (the “Report”) for the period ended June 30, 2008 of Alanco Technologies, Inc. (the “Issuer”).

Each of the undersigned, who are the Chief Executive Officer and Chief Financial Officer, respectively, of Alanco Technologies, Inc., hereby certify that, to the best of each such officer’s knowledge:

(i)     the Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:     September 28, 2009

                                                                                                                                                                   /s/ Robert R. Kauffman
                                                                                                                                                                   ______________________
                                                                                                                                                                   Robert R. Kauffman
                                                                                                                                                                   Chief Executive Officer

                                                                                                                                                                    /s/ John A. Carlson
                                                                                                                                                                    ______________________
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

DATE: September 28, 2009

/s/ Robert R. Kauffman
Robert R. Kauffman, CEO, Chairman of the Board

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

     KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert R. Kauffman and John A. Carlson, and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him or in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          SIGNATURE                                                       TITLE                                                               DATE

     /s/Robert R. Kauffman                                           Director &                                                        September 28, 2009
      Robert R. Kauffman                                               Chief Executive Officer

      /s/James T. Hecker                                                 Director                                                           September 28, 2009
      James T. Hecker

     /s/Harold S. Carpenter                                            Director                                                           September 28, 2009
      Harold S. Carpenter

     /s/Thomas C. LaVoy                                               Director                                                           September 28, 2009
      Thomas C. LaVoy

     /s/Donald E. Anderson                                           Director                                                          September 28, 2009
      Donald E. Anderson

     /s/John A. Carlson                                                  Director &                                                      September 28, 2009
      John A. Carlson                                                      Chief Financial Officer

     /s/Timothy P.Slifkin                                                Director                                                           September 28, 2009
      Timothy P. Slifkin

By /s/     Robert R. Kauffman

Chairman and Chief Executive Officer

Transfer Agent

Computershare Trust Company, Inc.
350 Indiana Street, Suite 800
Golden, CO 80401
303-262-0600
Fax: 303-262-0700