Form 10-Q
period 2009-09-30
ALANCO TECHNOLOGIES INC
filed 2009-11-16
CIK 98618

ALANCO TECHNOLOGIES, INC.
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     _ X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---                     EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2009
                                               ------------------

       ____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _____________ to ____________

                          Commission file number 0-9347

                            ALANCO TECHNOLOGIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)
                                     Arizona
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   86-0220694
                                   ----------
                      (I.R.S. Employer Identification No.)

              15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (480) 607-1010
                                 --------------
                         (Registrant's telephone number)

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

Large accelerated filer            Accelerated filer
                        --------                                 -------
Non-accelerated filer              Smaller reporting company        X
                        --------                                 -------

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)       Yes      X        No
                                 ----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 6, 2009 there were 33,939,300 shares, net of treasury shares, of common stock outstanding.

                           ALANCO TECHNOLOGIES, INC.

                                     INDEX
                                                                          Page
                                                                         Number
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets as of
                     September 30, 2009 (Unaudited) and June 30, 2009.......4

                   Condensed Consolidated Statements of Operations
                     (Unaudited) For the three months ended
                     September 30, 2009 and 2008............................5

                   Condensed Consolidated Statements of Changes in
                     Shareholders' Equity (Unaudited) For the three
                     months ended September 30, 2009........................6

                   Condensed Consolidated Statements of Cash Flows
                     (Unaudited)For the three months ended
                     September 30, 2009 and 2008............................7

          Notes to Condensed Consolidated Financial Statements (Unaudited)..9
                   Note A - Basis of Presentation and Recent Accounting
                            Pronouncements
                   Note B - Stock-Based Compensation
                   Note C - Inventories
                   Note D - Assets Held for Sale
                   Note E - Deferred Revenue
                   Note F - Loss per Share
                   Note G - Equity
                   Note H - Related Party Transactions
                   Note I - Line of Credit and Term Loan
                   Note J - Litigation
                   Note K - Subsequent Events
                   Note L - Liquidity

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................19

          Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk...........................................24

          Item 4T. Controls and Procedures.................................24

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.......................................25

          Item 2.  Unregistered Sales of Equity Securities and
                     Use of Proceeds.......................................26

          Item 4.  Submission of Matters to a Vote of Security Holders.....26

          Item 6.  Exhibits................................................27

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

                            ALANCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009

                                        September 30, 2009       June 30, 2009
                                       --------------------   ------------------
ASSETS                                      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents           $            675,400   $          413,500
  Accounts receivable, net                       1,880,500            2,303,000
  Inventories, net                               1,207,700            1,354,800
  Assets held for sale                           7,430,300            7,574,100
  Prepaid expenses and other
    current assets                                 656,900              631,100
                                       --------------------   ------------------
    Total current assets                        11,850,800           12,276,500
                                       --------------------   ------------------

PROPERTY, PLANT AND EQUIPMENT, NET                 298,300              320,900
                                       --------------------   ------------------
OTHER ASSETS
  Goodwill                                      12,575,400           12,575,400
  Other intangible assets, net                   1,093,400            1,201,100
  Other assets                                     250,900              344,900
                                       --------------------   ------------------
    Total other assets                          13,919,700           14,121,400
                                       --------------------   ------------------
TOTAL ASSETS                          $         26,068,800   $       26,718,800
                                       ====================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued
    expenses                          $          1,904,900   $        2,539,300
  Dividends payable                                115,400              106,500
  Notes payable, current                         4,126,200            1,716,500
  Capital leases                                    15,800               15,100
  Customer advances                                325,400              192,900
  Liabilities related to assets held
    for sale                                     2,349,300            2,248,400
  Deferred revenue                                 560,100              248,300
                                       --------------------   ------------------
    Total current liabilities                    9,397,100            7,067,000

LONG-TERM LIABILITIES
  Notes payable, long-term                         500,000            3,394,700
  Deferred revenue, long-term                          -                256,000
  Capital leases, long-term                         18,900               23,200
                                       --------------------   ------------------
TOTAL LIABILITIES                                9,916,000           10,740,900
                                       --------------------   ------------------
  Preferred Stock - Series B
    Convertible - 500,000 shares
      authorized, 103,200 and 100,700
      issued and outstanding,
      respectively                               1,019,600             994,500
                                       --------------------   ------------------
SHAREHOLDERS' EQUITY
  Preferred Stock
    Preferred Stock - Series D
      - 500,000 shares authorized,
      292,000 and 285,500 shares issued
      and outstanding, respectively              2,913,000            2,847,700
    Preferred Stock - Series E
      Convertible - 750,000 shares
      authorized, 150,000 and 15,000
      shares issued and outstanding,
      respectively                                 608,500               67,500
  Common Stock
    Class A - 75,000,000 shares
      authorized, 33,888,900 and
      32,447,600 shares, net of 16,000
      and 16,000 treasury shares,
      outstanding at September 30, 2009
      and June 30, 2009, respectively          106,319,600          105,570,200
    Class B - 25,000,000 shares
      authorized and 0 shares
      outstanding
  Accumulated deficit                          (94,707,900)         (93,502,000)
                                       --------------------   ------------------
    Total shareholders' equity                  15,133,200           14,983,400
                                       --------------------   ------------------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                              $         26,068,800   $       26,718,800
                                       ====================   ==================
    See accompanying notes to the condensed consolidated financial statements
                                       4

                            ALANCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

                                                            2009        2008
                                                         ----------- -----------
NET SALES                                               $ 2,976,900 $ 3,312,700

  Cost of goods sold                                      1,587,700   2,508,200
                                                         ----------- -----------

GROSS PROFIT                                              1,389,200     804,500
                                                         ----------- -----------
OPERATING EXPENSES
  Selling, general and administrative expenses            1,311,300   1,339,800
  Corporate expenses                                        160,800       2,400
  Amortization of stock-based compensation                  168,800     113,100
  Depreciation and amortization                             135,600     115,700
                                                         ----------- -----------
                                                          1,776,500   1,571,000
                                                         ----------- -----------

OPERATING LOSS                                             (387,300)   (766,500)

OTHER INCOME & EXPENSES
  Interest expense, net                                    (174,500)   (378,400)
  Other income (expense), net                                  (800)   (183,400)
                                                         ----------- -----------
LOSS FROM CONTINUING OPERATIONS                            (562,600) (1,328,300)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 (502,800)     96,600

                                                         ----------- -----------
NET LOSS                                                 (1,065,400) (1,231,700)

  Preferred stock dividends                                (140,500)    (91,000)

                                                         ----------- -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS            $(1,205,900)$(1,322,700)
                                                         =========== ===========

NET LOSS PER SHARE - BASIC AND DILUTED
  Continuing operations                                 $     (0.02)$     (0.04)
  Discontinued operations                               $     (0.02)$      0.00
  Preferred stock dividends                             $     (0.00)$     (0.00)
                                                         ----------- -----------
  Net loss per share attributable to common shareholders$     (0.04)$     (0.04)
                                                         =========== ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               32,591,600  31,454,100
                                                         =========== ===========
    See accompanying notes to the condensed consolidated financial statements

                                                    ALANCO TECHNOLOGIES, INC.


                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)
                                                                                         SERIES E
                                             COMMON STOCK            SERIES D          CONVERTIBLE
                                       (NET OF TREASURY STOCK)    PREFERRED STOCK     PREFERRED STOCK    ACCUMULATED
                                          SHARES      AMOUNT     SHARES     AMOUNT   SHARES     AMOUNT     DEFICIT         TOTAL
                                       -----------------------  ------------------  ------------------  ------------- -------------
Balances, June 30, 2009                32,447,600 $105,570,200  285,500 $2,847,700   15,000  $  67,500  $(93,502,000)  $ 14,983,400

  Shares issued for services               50,000       19,000      -          -       -           -             -           19,000
  Shares issued for payment of notes    1,287,900      510,000      -          -       -           -             -          510,000
  Value of stock based compensation           -        179,200      -          -       -           -             -          179,200
  Private offering, net of expenses           -            -        -          -    135,000    541,000           -          541,000
  Series B preferred dividends, paid          -            -        -          -       -           -         (25,100)       (25,100)
  Series D preferred dividends, paid      103,400       41,200    6,500     65,300     -           -             -          106,500
  Series D preferred dividends, accrued       -            -        -          -       -           -        (110,000)      (110,000)
  Series E preferred dividends, paid
    or accrues                                -            -        -          -       -           -          (5,400)        (5,400)
  Net loss                                    -            -        -          -       -           -      (1,065,400)    (1,065,400)
                                       ---------- ------------ -------- ----------  -------  ---------  ------------- --------------
Balances, September 30, 2009           33,888,900 $106,319,600  292,000 $2,913,000  150,000  $ 608,500  $(94,707,900) $  15,133,200
                                       ========== ============ ======== ==========  =======  =========  ============= ==============

                                See accompanying notes to the consolidated financial statements

                                                                             6

                           ALANCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

                                                         2009          2008
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (1,065,400)  $ (1,231,700)
  Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization                        164,600        140,600
    Stock and warrants issued for services                69,000         18,800
    Stock-based compensation                             179,200        120,200
    Treasury shares adjustment related to
      TSIN acquisition                                       -          187,500
    Notes payable/receivable write-off associated
      with TSIN                                              -         (284,500)
  Changes in operating assets and liabilities:
    Accounts receivable, net                             422,500       (521,500)
    Inventories, net                                     215,700      1,114,900
    Prepaid expenses and other current assets            (41,500)      (235,000)
    Accounts payable and accrued expenses               (726,900)      (759,100)
    Deferred revenue                                     269,700        214,000
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                   64,000       (330,200)
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                  (43,300)       429,000
    Customer advances                                    155,300         14,600
    Other assets                                          94,000        246,700
                                                    -------------  -------------
  Net cash used in operations                           (243,100)      (875,700)
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment               (7,400)       (18,000)
                                                    -------------  -------------
  Net cash provided by (used in) investing
    activities                                      $     (7,400)  $    (18,000)
                                                    -------------  -------------

    See accompanying notes to the condensed consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, (continued)

                                                           2009         2008
                                                       -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayments) advances on line of credit       $      -     $   500,000
     Repayment on borrowings                              (25,000)   (1,587,600)
     Repayment on capital leases                           (3,600)          -
     Net proceeds from sale of preferred stock            541,000           -
     Proceeds from notes payable                              -         500,000
     Proceeds from sale of equity instruments, net            -       2,039,300
     Cash dividends paid                                      -         (68,300)
                                                       -----------  ------------
        Net cash provided by financing  activities        512,400     1,383,400
                                                       -----------  ------------

NET INCREASE (DECREASE) IN CASH                           261,900       489,700

CASH AND CASH EQUIVALENTS, beginning of period            413,500       726,900
                                                       -----------  ------------

CASH AND CASH EQUIVALENTS, end of period               $  675,400   $ 1,216,600
                                                       ===========  ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

     Net cash paid during the period for interest      $  115,800   $    70,500
                                                       ===========  ============

     Non-Cash Activities:
          Value of shares issued for services and
            credit line amendment                      $   19,000   $    18,800
                                                       ===========  ============
          Value of shares issued in payment of
            interest and services                      $   50,000   $       -
                                                       ===========  ============
          Treasury stock adjustment related to TSIN
            acquisition                                $      -     $   187,500
                                                       ===========  ============
          Write-off of contingent notes payable
            - TSIN settlement                          $      -     $   314,100
                                                       ===========  ============
          Write-off of notes receivable
            - TSIN settlement                          $      -     $    29,600
                                                       ===========  ============
          Value of stock issued for payment of notes   $  460,000   $       -
                                                       ===========  ============
          Series B preferred stock dividend,
            paid in kind                               $   25,100   $    22,700
                                                       ===========  ============
          Series D preferred stock dividend, accrued   $  110,000   $       -
                                                       ===========  ============
          Series E preferred stock dividend,
            paid or accrued                            $    5,400   $       -
                                                       ===========  ============

    See accompanying notes to the condensed consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation and Recent Accounting Pronouncements

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), has in recent years reported three business segments: Data Storage, Wireless Asset Management and RFID Technology. During fiscal year ended
June 30, 2009, the Company implemented a plan to divest the operations of the Company's Data Storage segment and reinvest the proceeds into the Company's Wireless Asset Management and RFID Technology segments. During the fiscal quarter ended September 30, 2009, the Company expanded its divestiture plan to include the RFID Technology segment. Accordingly, the "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" presented in the attached balance sheets as of September 30, 2009 and June 30, 2009 consist of both the Data Storage and the RFID Technology segment assets and liabilities.

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

         These interim condensed consolidated financial statements should be read in conjunction with the Company's June 30, 2009 Annual Report filed on Form 10-K. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period. The reclassifications had no effect on net loss.

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

         The Company has stock-based compensation plans and reports stock-based compensation expense for all stock-based compensation awards based on the estimated grant date fair value. The value of the compensation cost is amortized at a minimum on a straight-line basis over the requisite service periods of the award (generally the option vesting term).


         The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

         o Expected term is determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

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

         Fair value of financial instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature or with regards to long-term notes payable based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Recent Accounting Pronouncements

         With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2009, that are of significance, or potential significance, to us.

         In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of this guidance on our financial statements, and has determined that it will not have a material impact on the Company's financial statements.

         In May 2008, the FASB issued guidance which clarifies the accounting for convertible debt instruments and specifies that issuers should separately account for the liability and the equity components of convertible debt instruments that may be settled in cash upon conversion. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008. The Company has evaluated the impact of this statement and has determined that this clarification will not have a material impact on the Company's financial position and results of operations.

         In June 2008, the EITF reached a consensus that addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in FASB ASC 815-10-15. This consensus is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company has evaluated the impact of this statement on our financial statements, and has determined that the consensus did not have a material impact on its financial position and results of operations.

         In October 2008, the EITF issued guidance which addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The EITF could not reach agreement on the transition of this guidance. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

         In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments which are effective for interim and annual reporting periods ending after June 15, 2009. The guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments and changes the existing impairment model and modifies the presentation and frequency of related disclosures. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

                           ALANCO TECHNOLOGIES, INC.

         Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of US GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification" or "ASC") became the source of authoritative, nongovernmental US GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative US GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to US GAAP in the first quarter of fiscal 2010. As the Codification was not intended to change or alter existing US GAAP, it did not have any impact on the Company's condensed consolidated financial statements.

         In August 2009, the FASB issued guidance clarifying the measurement of liabilities at fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

         In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

         In October 2009, the FASB issued guidance on certain revenue arrangements that include software elements which changes the accounting model for revenue arrangements that include both tangible products and software elements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

Note B - Stock-Based Compensation

         The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company. The plans require that options be granted at a price not less than market on date of grant and are more fully discussed in our Form 10-K for the year ended June 30, 2009.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

Assumptions for awards of options granted during the three months ended September 30, 2009 were:

                                                     Awards granted during the
                                                         three months ended
                                                         September 30, 2009
                                                         ------------------
     Dividend yield                                             0%
     Expected volatility                                       62%
     Weighted-average volatility                               62%
     Risk-free interest rate                                    4%
     Expected life of options (in years)                        3.75
     Weighted average grant-date Black Scholes
       calculated fair value                                   $0.15

                           ALANCO TECHNOLOGIES, INC.

         The following table summarizes the Company's stock option activity during the first three months of fiscal 2010:

                                                        Weighted Average
                                          Weighted Average  Remaining  Aggregate
                                Number of  Exercise Price  Contractual Intrinsic
                                 Shares     Per Share        Term (1)   Value(2)
                               -------------------------  ------------  --------
Outstanding July 1, 2009        6,044,700      $0.94            3.41      $5,500
  Granted                       1,165,000 (3)  $0.50            4.79     $81,500
  Exercised                           -        $0.00              -          -
  Forfeited or expired           (188,700)     $0.86              -          -
                               -------------------------  ------------  --------
Outstanding September 30, 2009  7,021,000      $0.87            3.49     $87,000
                               ===========  ------------  ------------  --------
Exercisable September 30, 2009  5,887,200      $0.90            3.45     $57,100
                               ===========  ------------  ------------  --------

 (1) Remaining contractual term presented in years.
 (2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of September 30, 2009, for those awards that have an exercise price currently below the closing price as of September 30, 2009 of $0.57.
 (3) Options granted during the quarter ended September 30, 2009 totaling 1,165,000 shares had an aggregate fair value of $174,500.

Note C - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of September 30, 2009 and June 30, 2009 are summarized as follows:

                                                   September 30,      June 30,
                                                       2009             2009
                                                   ------------     ------------
                                                    (unaudited)
     Raw materials and purchased parts             $ 1,807,700      $ 1,954,800
     Finished goods                                        -                -
                                                   ------------     ------------
                                                     1,807,700        1,954,800
     Less reserves for obsolescence                   (600,000)        (600,000)
                                                   ------------     ------------
                                                   $ 1,207,700      $ 1,354,800
                                                   ============     ============

Note D - Assets Held For Sale

         During the quarter ended September 30, 2009 the Company expanded its divestiture plan by including RFID Technology segment assets along with Data Storage segment assets in its plan to divest certain assets and reinvest the proceeds into the Company's Wireless Asset Management segment. Accordingly, the "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" presented in the attached balance sheets as of September 30, 2009 and June 30, 2009 consist of both the Data Storage and the RFID Technology segment assets and liabilities. The reclassification of those segment assets and liabilities to "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" does not affect the reported net loss for the period presented. The Company has entered into agreements with investment bankers to represent the Company in the sale of those assets and liabilities; however, a firm acceptable offer has not yet been received. The Company is continuing to operate the segments and believes the net asset value recorded for the business segments are appropriate.

         The Data Storage segment and RFID Technology segment operating results for the quarters ended September 30, 2009 and 2008 were as follows:

                            ALANCO TECHNOLOGIES, INC.

                                             Data         RFID
                                            Storage     Technology      Total
                                           ---------   -----------   -----------
Three Months Ended September 30, 2009
Sales                                     $ 470,800   $   231,900   $   702,700
  Cost of Goods Sold                        298,600       240,600       539,200
                                           ---------   -----------   -----------
Gross Profit (Loss)                         172,200        (8,700)      163,500
  Selling, General & Administrative
    Expenses                                165,600       500,700       666,300
                                           ---------   -----------   -----------
Operating Income (Loss)                   $   6,600   $  (509,400)  $  (502,800)
                                           =========   ===========   ===========
Gross Margin                                   36.6%         -3.8%         23.3%
                                           =========   ===========   ===========

Capital Expenditures                      $     -     $     1,700   $     1,700
                                           =========   ===========   ===========
Depreciation & Amortization               $   6,900   $    22,100   $    29,000
                                           =========   ===========   ===========

As of September 30, 2009
Assets held for sale
  Inventory, net                          $ 450,900   $   987,700   $ 1,438,600
  Costs and estimated earnings in
    excess of billings                          -         108,500       108,500
  Prepaid expenses and other assets          85,000       319,400       404,400
  Property, plant and equipment, net         43,100        79,400       122,500
  Goodwill                                  279,600     5,076,700     5,356,300
                                           ---------   -----------   -----------
    Total                                 $ 858,600   $ 6,571,700   $ 7,430,300
                                           =========   ===========   ===========
Liabilities related to assets held for
  sale
  Billings in excess of costs and
    estimated earnings                    $     -     $   202,200   $   202,200
  Deferred warranty revenue and customer
    advances                                247,200     1,026,200     1,273,400
  Accounts payable and accrued expenses     186,200       687,500       873,700
                                           ---------   -----------   -----------
    Total                                 $ 433,400   $ 1,915,900   $ 2,349,300
                                           =========   ===========   ===========

Three Months Ended September 30, 2008
Sales                                     $ 573,300   $ 2,141,800   $ 2,715,100
  Cost of Goods Sold                        388,800     1,547,200     1,936,000
                                           ---------   -----------   -----------
Gross Profit                                184,500       594,600       779,100
  Selling, General & Administrative
    Expenses                                295,100       387,400       682,500
                                           ---------   -----------   -----------
Operating Income (Loss)                   $(110,600)  $   207,200   $    96,600
                                           =========   ===========   ===========
Gross Margin                                   32.2%         27.8%         28.7%
                                           =========   ===========   ===========

Capital Expenditures                      $      -    $     9,500   $     9,500
                                           =========   ===========   ===========
Depreciation & Amortization               $   5,100   $    19,800   $    24,900
                                           =========   ===========   ===========

As of September 30, 2009
Assets held for sale
  Inventory, net                          $ 527,200   $   980,000   $ 1,507,200
  Costs and estimated earnings in
    excess of billings                          -         172,500       172,500
  Prepaid expenses and other assets          67,100       326,300       393,400
  Property, plant and equipment, net         49,900        94,800       144,700
  Goodwill                                  279,600     5,076,700     5,356,300
                                           ---------   -----------   -----------
    Total                                 $ 923,800   $ 6,650,300   $ 7,574,100
                                           =========   ===========   ===========
Liabilities related to assets held for
  sale
  Billings in excess of costs and
    estimated earnings                    $     -     $   245,500   $   245,500
  Deferred warranty revenue and customer
    advances                                231,200       805,500     1,036,700
  Accounts payable and accrued expenses     199,900       766,300       966,200
                                           ---------   -----------   -----------
    Total                                 $ 431,100   $ 1,817,300   $ 2,248,400
                                           =========   ===========   ===========

                           ALANCO TECHNOLOGIES, INC.

         If the Data Storage segment had been included in continuing consolidated operating results for the period, sales for the three-months ended September 30, 2009 would have been $3,447,700 (a $438,300, or 11.3%, decrease), compared to $3,886,000 for the same period of the prior year. Gross profit would have increased to $1,561,500, an increase of 57.9%, or $572,500, when compared to the comparable quarter of the prior fiscal year. Selling, General and Administrative expenses would have been $1,682,200, a decrease of $130,200 when compared to the quarter ended September 30, 2008 and the operating loss would have been ($380,600) compared to an operating loss of ($877,100) for the same quarter of the prior year, a decrease of $496,500 or 56.6%. The improved operating results were due to improved margins (36.6% vs. 32.2%) and reduced Selling, General and Administrative expenses.

         Including the RFID Technology segment in continuing consolidated operating results, sales for the three-months ended September 30, 2009 would have been $3,208,800, a decrease of $2,245,700, or 41.2%, compared to $5,454,500 for the same period of the prior year. Gross profit would have increased to $1,380,600, a decrease of 1.3%, or $18,500, when compared to the comparable quarter of the prior fiscal year. Selling, General and Administrative expenses would have been $2,017,300, an increase of $112,600, or 5.9%, compared to the quarter ended September 30, 2008 and the operating loss would have been ($896,700) compared to an operating loss of ($559,300) for the same quarter of the prior year, an increase of $337,400 or 60.3%. The operating results for the RFID Technology segment were significantly affected by reduced revenues resulting from delays in customer progress on awarded contracts and lack of available project funding at both the state and federal level.

         The reclassification of the Data Storage and RFID Technology segments to "Assets Held for Sale" does not affect the reported net loss for the periods presented as both segments' results are reflected in Income (Loss) From Discontinued Operations. The Company has entered into an agreement with an investment banker to represent the Company in the sale of the Data Storage "Assets Held for Sale" and has entered into a separate agreement with a second investment banker to represent the Company in the sale of the RFID Technology "Assets Held for Sale." A firm acceptable offer has not yet been received for either segment. The Company is continuing to operate the segments and believes the net asset value recorded for the business segments are appropriate.

Note E - Deferred Revenue

         Deferred revenues at September 30, 2009 and June 30, 2009 consist of the following:

                                        September 30,            June 30,
                                            2009                   2009
                                    -------------------    --------------------
                                       (unaudited)
Deferred revenue                   $        560,100       $        248,300
Less - current portion                     (560,100)              (248,300)
                                    -------------------    --------------------
Deferred revenue - long term       $            -         $            -
                                    ===================    ====================

                           ALANCO TECHNOLOGIES, INC.

Note F - Loss Per Share

         Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options, warrants, and convertible debt that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2009, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive. However, there were 815,100 options and $100,000 of debt, convertible into 264,500 shares of common stock, whose exercise price and conversion price, respectively, were "in the money" at September 30, 2009.

Note G - Equity

         During the three months ended September 30, 2009, the Company issued a total of 1,441,300 shares of the Company's Class A Common Stock. Included were 50,000 shares issued for services valued at $19,000, 1,287,900 shares issued for payment of notes and interest valued at $510,000 and 103,400 common shares issued in payment of certain Series D Preferred Dividend obligations, valued at $41,200. The Company also issued 6,500 shares of Class D Preferred Stock in payment in-kind of certain Series D Preferred Dividend obligations, valued at $65,300.

         The Company completed a private offering to accredited investors during the quarter with the issuance of 135,000 shares of Series E Convertible Preferred Stock. The Company received $541,000, net of expenses of $62,000, for the offering.

         The Company declared and paid dividends-in-kind on the Company's Series B Convertible Preferred Stock through the issuance of 2,500 shares of Series B Preferred Stock valued at $25,100. The Company's Preferred Stocks are more fully discussed in the Form 10-K for the year ended June 30, 2009.

         The value of employee stock-based compensation recognized for the three months ended September 30, 2009 amounted to $179,200, compared to $120,200 recognized in the same quarter of the prior fiscal year. See Note A - Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

Note H - Related Party Transactions

         The Company has a line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-K for the year ended June 30, 2009 with a private trust ("Lender") controlled by Mr. Donald Anderson, a greater than five percent stockholder of the Company and member of the Company's Board of Directors. Mr. Anderson is also the holder of a $500,000 unsecured note issued by StarTrak Systems LLC, a wholly owned subsidiary of the Company and has disclosed beneficial ownership of approximately $1.6 million in Series D Preferred Stock owned by the Lender and by several related corporations. Mr. Anderson's investments in the Company are more fully discussed in the Company's Form 10-K for the fiscal year ended June 30, 2009.

         As discussed in the equity footnote above, during the quarter ended September 30, 2009, the Company issued a total of 103,400 shares of Class A Common Stock, valued at $41,200 and 6,500 shares of Series D Preferred Stock, valued at $65,300, in payment of Series D Preferred Stock dividends. $3,700, or 9% of the Class A Common Stock issued and $65,300, or 100% of the Series D Preferred Stock issued as Series D Preferred Stock dividend payments went to officers and directors of the Company.

                           ALANCO TECHNOLOGIES, INC.

Note I - Line of Credit and Term Loan

         At September 30, 2009, the Company had an outstanding balance under a line of credit agreement of $3,250,000. The balance is under a $3.25 million line of credit agreement with a private trust, entered into in June 2002 and last modified in January 2009. Under the Agreement, the Company must maintain a minimum balance due of at least $2.5 million through the July 1, 2010 maturity date. Interest is accrued at the prime rate plus 3% for any balance up to $2 million and 12% on balances in excess of $2 million. At September 30, 2009, the Company had drawn the maximum balance under the Agreement.

         During September 2009, the Company amended its term loan agreement with ComVest Capital LLC, reducing the principal payments required under the loan agreement for the months of September and October 2009 from $100,000 to $25,000 per month and for the months of November 2009 to January 2010 from $100,000 to $50,000. Under the amended agreement, ComVest has the right to convert any outstanding principal amount and/or accrued interest thereon into Class A Common Stock at a price of $.65 per share. In addition, ComVest has an option to (i) convert up to $100,000 of principal and interest due into Class A Common Stock at the conversion rate of $.3474 per share any time through October 31, 2009,
(ii) convert an additional $100,000 at the conversion price of $.378 per share during the period November 1, 2009 to December 31, 2009 and (iii) convert an additional $100,000 of principal and interest due into Class A Common Stock at a conversion price equal to ninety (90%) percent of the weighted average closing price for the Common Stock on the NASDAQ capital market for the five (5) trading days immediately before January 1, 2010, anytime between January 1, 2010 and February 28, 2010. The note shall bear interest at the rate of ten and one-half (10.5%) percent per annum, however, that during the continuance of any Event of Default, the interest rate hereunder shall increase to fifteen and one-half (15.5%) percent per annum.

         The Company also executed, on September 16, 2009, an amendment to a note issued to Tenix Holding Inc. with a remaining principal balance of $360,000. The amended note converts the remaining $360,000 principal balance plus all accrued interest into 1,000,000 shares of Class A Common Stock of the Company with a value of $410,000. The agreement further provides for the possible issuance of additional shares (not to exceed 150,000 shares) in the event the weighted average closing price for the shares of Alanco's Class A Common Stock for the period from October 1, 2009 through November 30, 2009 ("Measuring Period") is less than $.45 per share. The weighted average closing price for the period October 1, 2009 to November 10, 2009 was $.50 per share and no amount has been accrued for the possibility of additional shares being issued under the amended agreement.

Note J - Litigation

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

         StarTrak Systems Litigation
         ---------------------------

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

                           ALANCO TECHNOLOGIES, INC.

         Arraid Litigation
         -----------------

         On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company appealed the decision to the Arizona Court of Appeals. The Court of Appeals vacated the award of attorney's fees against the Company as well as some of the damages awarded to the plaintiff, awarded the Company $60,000 in appeal legal fees and in excess of $10,000 in appeal costs, and returned the case to the trial court to determine the final judgment and to award the successful party its legal fees. The matter has been heard in the Superior Court and the Company anticipates final resolution of the matter in the near future.

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of September 30, 2009 there was no such litigation pending deemed material by the Company.

Note K - Subsequent Events

         The Company announced on October 5, 2009 that its StarTrak Systems subsidiary has entered into a four year contract valued in excess of $3 million dollars with FFE Transportation Services, Inc. (NASDAQ: FFEX), a premier provider of refrigerated transportation and logistics services, for fleetwide deployment of StarTrak's ReeferTrak monitoring and management services. The new contract will commence immediately to outfit approximately 2,500 of FFE's refrigerated trailers with StarTrak's new ReeferTrak RT-6000 communicator/modem. StarTrak will also provide FFE with its extensive menu of unique reefer network management and control data services over an initial four year period.

         Subsequent to September 30, 2009, the Company issued 50,400 shares of Class A Common Stock, valued at $25,800, and 8,422 shares of Series D Preferred Stock, valued at $84,200, as payment for $110,000 in Series D Preferred Stock dividends that had been accrued at September 30, 2009. 13,300, or 26.4% of the Class A Common Shares and 6,500, or 77.2%, of the Series D Preferred Stock were issued to officers and directors of the Company.

         On October 6, 2009, the Company's board of directors modified certain warrants, scheduled to expire on November 16, 2009, to purchase 300,000 shares of the Company's Class A Common Stock (issued in a previous preferred stock offering) by reducing the exercise price from $1.25 to $.50 per share. Warrants to purchase 90,000 Class A Common Shares, or 30%, were held by officers and directors of the Company. Prior to expiration, the Company extended the expiration date of the warrants to November 16, 2010.

         During October 2009, the Company issued 70,000 shares of Series E Convertible Preferred Stock in a private offering to accredited investors for $308,250. 15,000, or 21.4%, of the shares were issued to an officer and director.

         On November 11, 2009, the Company announced a new strategic initiative focused on accelerating growth of the Company's core wireless monitoring services business, StarTrak Systems, LLC. Since Alanco acquired StarTrak in June, 2006, its sales have grown at a compounded rate of 25% to approximately $14 million in the fiscal year ending June 30, 2009. A key element of the new plan is significant additional non-dilutive financing expected to be generated through the divestiture of the Company's non-core assets, Alanco/TSI PRISM, Inc., its RFID inmate tracking business, and Excel Meridian

                           ALANCO TECHNOLOGIES, INC.

Data, Inc., its data storage products business. The Company estimates the cash market value of both businesses to total in excess of $10 million. Alanco is being advised on the TSI PRISM and Excel Meridian divestitures by Imperial Capital LLC, Los Angeles, CA, and Cove Partners LLC, San Diego, CA, respectively.

         The Company has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.

Note L - Liquidity

         During the quarter ended September 30, 2009, the Company reported a net loss of approximately $1.065 million. During fiscal year ended June 30, 2009, the Company reported losses from continuing operations of approximately $5.4 million. Although the Company raised additional capital during the current quarter and prior year, the significant losses raise doubt about the ability of the Company to continue as a going concern. During fiscal 2010, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity, and other financing as required. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. As a result, the Company's independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2009. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         Revenue recognition - The Company recognizes revenue, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided. Revenue from material long-term contracts that extend over a reporting period in all business segments are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined. Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. At the time a loss on a contract is known, the entire amount of the estimated ultimate loss is accrued.

         Long-lived assets and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

         Fair value of financial instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature or with regards to long-term notes payable based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Results of Operations

         Three months ended September 30, 2009 versus three months ended September 30, 2008

Net Sales
         Net sales from continuing operations for the first fiscal quarter ended September 30, 2009 were $2,976,900, a decrease of $335,800, or 10.1%, compared to net sales of $3,312,700 reported for the comparable quarter of the prior year. The decrease resulted from reduced hardware shipments under major contracts during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Although revenues are affected by general economic conditions and may fluctuate on a quarter to quarter comparison, management believes that both hardware sales and monitoring revenues will increase throughout fiscal year 2010 through new product introductions and increased market penetration.

                           ALANCO TECHNOLOGIES, INC.

Gross Profit
         Gross profit from continuing operations for the quarter ended September 30, 2009 amounted to $1,389,200, an increase of $584,700, or 72.7% compared to $804,500 in gross profit reported for the comparable quarter of the prior year. The gross profit increase was due to improved margins in both hardware sales and monitoring services. Gross margin increased to 46.7% compared to 24.3% reported in the same period of the prior year. The increase in gross profit and gross margin was primarily due to reduced warranty costs related to an early version of ReeferTrak product, the completion of shipments required to convert several major customers from analog to digital hardware products and a one time credit to data services cost of sales related to a vendor adjustment. Gross margin can be impacted in all business segments by economic conditions and specific market pressures. As a result, the changes in gross margins reported for the current quarter are not considered to be trends. Management does expect current fiscal year gross margins will continue to improve compared to the same periods in the prior year, although the gross margin improvement may not be as significant as was reported for the first quarter ended September 30, 2009.


Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2009 were $1,311,300, a $28,500, or 2.1%, decrease when compared to the $1,339,800 reported for the comparable period of the prior year. Corporate expenses reported for the current quarter of $160,800 represents an increase of $158,400 compared to $2,400 reported for the quarter ended September 30, 2008. Corporate expenses in the prior year were unusually low due to an approximate $297,000 credit from the recovery of legal fees relative to the TSIN lawsuit that was settled during the quarter ended September 30, 2008. The current quarter corporate expenses also included credits related to lawsuits. During the current quarter, the Arizona Court of Appeals vacated an award of attorney's fees and damages awarded to the Plaintiff in the Arriad Property lawsuit resulting in the reversal of related accruals in the amount of $126,800. If both quarters were adjusted for the unusual credits, the corporate expenses would reflect a decrease of $11,800, or 3.9%.

         Amortization of stock-based compensation reported for the quarter ended September 30, 2009 increased to $168,800, an increase of $55,700, or 49.2% due to the Company's election to accelerate vesting of certain officer, director and employee stock options, a 22% increase in the number of shares granted and change in assumptions used to value the stock options under the Black-Scholes valuation method.

         Depreciation and amortization expense for the quarter increased to $135,600, an increase of $19,900, or 17.2% due to additional production equipment and leasehold improvements at the Company's facilities in Morris Plains, New Jersey.

Operating Loss
         Operating Loss for the quarter ended September 30, 2009 was ($387,300) compared to an Operating Loss of ($766,500) reported for the same quarter of the prior year, an improvement of $379,200, or 49.5%. The improved operating results are due to a significant improvement in gross margins offset by increases in corporate expenses and stock-based compensation expense.

Other Income and Expense
         Net interest expense for the quarter decreased to $174,500, a decrease of $203,900, or 53.9%, compared to net interest expense of $378,400 for the same quarter in the prior year. The decrease was due to a one-time accelerated amortization of deferred loan costs of approximately $216,000 recorded in the quarter ended September 30, 2008 related to the prepayment on the ComVest term loan.

         The Company reported a reduction in Other Expense from $183,400 in the first quarter of the prior fiscal year to a loss of ($800) reported in the current quarter ended September 30, 2009. Other Expense for the prior year quarter included a $187,500 charge related to reduction in estimated value of the Company's 8.9% investment in TSIN.

                           ALANCO TECHNOLOGIES, INC.

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

         On January 30, 2003, a shareholder of TSIN filed suit naming as defendants the Company and its wholly owned subsidiary, ATSI. The complaint set forth various allegations and sought damages arising out of the Company's acquisition of substantially all of the assets of TSIN. Eventually, the lawsuit was transferred to TSIN who became the plaintiff and continued the legal process until September 2007 when the parties to the lawsuit entered into a Settlement Agreement. From 2003 through September 2007, TSIN incurred significant legal expenses associated with the lawsuit, which reduced the number of Alanco shares available to TSIN shareholders upon distribution. To reflect that reduction in investment value of the Company's 8.9% ownership in TSIN, the Company reduced the estimated number of treasury shares to be acquired upon distribution from 200,000 shares to 100,000 shares and recorded a charge to other expenses of $187,500 during the quarter ended September 30, 2008.

Discontinued Operations
         The Company reported a loss from Discontinued Operations for the quarter ended September 30, 2009 of ($502,800), an increase of approximately ($599,400) compared to income from Discontinued Operations of $96,600 reported for the comparable quarter of the prior year. The significant increase resulted primarily from a reduction in revenues in the RFID segment operations due to delays in the previously announced project to provide RFID inmate tracking systems for nineteen U.S. Immigration Detention Facilities. This project is expected to resume and accelerate in the January quarter of 2010.

(Loss) Earnings before Interest, Taxes, Dividends, Depreciation & Amortization (EBITDA)
         The Company believes that (loss) earnings before net interest expense, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA for Alanco's 2010 fiscal year first quarter represents a loss of ($726,300) compared to a loss of ($712,600) for the same quarter of the prior fiscal year, a change of $13,700, or 1.9%. EBITDA from continuing operations represents a Net Loss of ($252,500) and ($834,200) for the quarters ended September 30, 2009 and 2008, respectively. EBITDA before Stock-based compensation and Corporate Expense for the current quarter was $77,100 compared to a loss of ($718,700) for the comparable quarter of the prior year. A reconciliation of the EBITDA calculations are presented below:


          EBITDA RECONCILIATION to NET LOSS FROM CONTINUING OPERATIONS
                                   (Unaudited)

                                           3 months ended       3 months ended
                                            September 30,        September 30,
                                                 2009                 2008
                                         ------------------    -----------------
EBITDA before Stock-based compensation
and Corporate Expense                   $           77,100    $        (718,700)

       Corporate Expense                          (160,800)              (2,400)
       Stock-based compensation                   (168,800)            (113,100)
                                         ------------------    -----------------

EBITDA                                            (252,500)            (834,200)

       Net interest expense                       (174,500)            (378,400)
       Depreciation and amortization              (135,600)            (115,700)
                                         ------------------    -----------------
NET LOSS FROM CONTINUING OPERATIONS     $         (562,600)   $      (1,328,300)
                                         ==================    =================

                           ALANCO TECHNOLOGIES, INC.

Dividends

         Dividend expense for the three months ended September 30, 2009 was $140,500, an increase of $49,500, or 54.4%, over the $91,000 in preferred stock dividends recorded in the comparable period of the prior fiscal year. The increase resulted primarily due to additional Series D Preferred Stock outstanding during the current quarter as compared to the quarter ended September 30, 2008.

Net Loss Attributable to Common Shareholders
         Net Loss Attributable to Common Shareholders for the quarter ended September 30, 2009 amounted to ($1,205,900), or ($.04) per share, a $116,800 reduction when compared to a loss of ($1,322,700), or ($.04) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results, however, actual results may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at September 30, 2009 exceeded current liabilities by $2,453,700, resulting in a current ratio of 1.26 to 1. At June 30, 2009, current assets exceeded current liabilities by $5,209,500 reflecting a current ratio of 1.74 to 1. The change in current ratio at September 30, 2009 versus June 30, 2009 resulted from certain notes payable with maturity dates within one year being reclassified from long-term to current. See Note I - Line of Credit and Term Loan for further details on notes payable.

         Consolidated accounts receivable of $1,880,500 at September 30, 2009 reflects a decrease of $422,500, or 18.3%, when compared to the $2,303,000 reported as consolidated accounts receivable at June 30, 2009. The accounts receivable balance at September 30, 2009 includes receivables from the two business segments reported as "Assets Held for Sale" at both September 30, 2009 and June 30, 2009, as well as receivables from Wireless Asset Management segment, the Company's continuing operation. The accounts receivable balance for the Wireless Asset Management segment at September 30, 2009 was $1,449,900 compared to $1,484,600 at June 30, 2009, a decrease of $34,700, or 2.3%. Days' sales in receivables for the Wireless Asset Management increased to forty-four from forty days' sales in receivables reported at June 30, 2009.

         Receivables for the Data Storage at September 30, 2009 were $220,800, an increase of $139,300, compared to the $81,500 reported at June 30, 2009. Data Storage receivables represents forty-three days' sales in receivables, an increase compared to fourteen days' sales at June 30, 2009. The increase was due primarily to a decrease in the proportion of credit card sales during the current quarter compared to the year ended June 30, 2009. The days' sales calculation of the Data Storage segment can be significantly affected by the proportion of credit card sales in the last month of the reporting period and therefore, the increase in days' sales for the Data Storage segment is not considered a trend.

         Receivables for the RFID Technology segment at September 30, 2009 were $209,800, a decrease of $527,100, compared to the $736,900 reported at June 30, 2009. The accounts receivable balance at September 30, 2009 for the RFID Technology segment represents eighty-three days' sales in receivables as compared to forty-nine days' sales in receivables at June 30, 2009. Days' sales in receivables for the RFID Technology segment increased during the period ended September 30, 2009 primarily due to one receivable that is outstanding and past due. However, the days' sales in receivables for the RFID Technology segment can be distorted based on the sales for the periods reported.

         Inventories at September 30, 2009 represent only inventories for the Wireless Asset Management segment and amount to $1,207,700, a decrease of $147,100, or 10.9%, when compared to $1,354,800 reported at June 30, 2009. The inventory balance at September 30, 2009 for the Wireless Asset Management segment represents an inventory turnover of 5.3 compared to 7.0 as of June 30, 2009. The Company does not consider the reduced inventory turnover a trend and anticipates that calculation will fluctuate from quarter to quarter.

                           ALANCO TECHNOLOGIES, INC.

         At September 30, 2009, the Company had fully drawn available funds of $3.25 million under a $3.25 million line of credit agreement. See Note I - Line of Credit and Term Loan for additional discussion of the existing line of credit agreement.

         Cash used in operations for the three-month period ended September 30, 2009 was $243,100, a decrease of $632,600, or 72.2%, when compared to cash used in operations of $875,700 for the comparable period ended September 30, 2008. The decrease in cash used in operating activities during the three-month period resulted primarily from a decrease in receivables and reduced net loss.

         During the three months ended September 30, 2009, the Company reported cash used by investing activities of $7,400, compared to $18,000 reported for the same period in the prior fiscal year. The decrease in cash used by investing activities is the result of a reduction in purchase of property, plant and equipment compared to the prior fiscal year quarter ended September 30, 2008.

         Cash provided by financing activities for the three months ended September 30, 2009 amounted to $512,400, a decrease of $871,000, or 63%, compared to the $1,383,400 provided by financing activities for the three months ended September 30, 2008. The decrease in financing activity was primarily due to a $2 million proceeds from the sale of equity instruments during the previous quarter ended September 30, 2008.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2010 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowings, the exercise of stock options and warrants and/or the sale of stock in a private placement or public offering. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at September 30, 2009. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2010. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4T - CONTROLS AND PROCEDURES


(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on their evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weaknesses identified as of June 30, 2009 and discussed in the June 30, 2009 10-K. Notwithstanding the existence of the material weaknesses identified as of June 30, 2009, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.

                           ALANCO TECHNOLOGIES, INC.

(b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     The Company is continuing the process of developing and implementing a remediation plan to address the material weaknesses as described in Item 9(A)T of our June 30, 2009 Form 10-K.

     The Company has taken or plans to take the following actions to improve internal control over financial reporting:

         o During the remaining period through the year ending June 30, 2010, we intend to devote resources to properly assess, and remedy if needed, our control environment and entity-level controls.

         o During the remaining period through the year ending June 30, 2010, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with applicable standards.

         o The Company plans to continue to enhance the staffing and competency level within the department with training and periodic reviews.

         o The Company has implemented additional review procedures relative to payments to ST Wireless, an India based company that provides software engineering services to StarTrak Systems LLC, to enhance internal controls relative to issues discussed in the Company's Form 10-K filed on September 30, 2009.

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

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the quarter ended September 30, 2009. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended September 30, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.


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

                           ALANCO TECHNOLOGIES, INC.

         StarTrak Systems Litigation
         ---------------------------

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

         Arraid Litigation
         -----------------

         On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company appealed the decision to the Arizona Court of Appeals. The Court of Appeals vacated the award of attorney's fees against the Company as well as some of the damages awarded to the plaintiff, awarded the Company $60,000 in appeal legal fees and in excess of $10,000 in appeal costs, and returned the case to the trial court to determine the final judgment and to award the successful party its legal fees. The matter has been heard in the Superior Court and the Company anticipates final resolution of the matter in the near future.

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of September 30, 2009 there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2009, the Company issued 2,500 Shares of Series B Preferred Stock as in-kind dividend payments, 6,500 shares of Series D Preferred Stock as dividends paid in kind and a total of 1,441,300 shares of Class A Common Stock, including 50,000 shares for services rendered, 1,287,900 shares issued for payment of notes and interest, and 103,400 as payment for dividends on Series D preferred stock. During the three months ended September 30, 2009, the Company issued 135,000 shares of Series E Convertible Preferred Stock in a private offering to accredited investors.

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

                                       ALANCO TECHNOLOGIES, INC.
                                                   (Registrant)
                                                   /s/ John A. Carlson
                                                   -------------------
                                                   John A. Carlson
                                                   Chief Financial Officer
                                                   Alanco Technologies, Inc.

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

Date:    November 16, 2009

/s/ Robert R. Kauffman
________________________
Robert R. Kauffman
Chairman and Chief Executive Officer

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

Date:    November 16, 2009

/s/ John A. Carlson
________________________
John A. Carlson
Executive Vice President and Chief Financial Officer

                           ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:    November 16, 2009

                           ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.


                                       /s/ John A. Carlson
                                       -------------------
                                       John A. Carlson
                                       Chief Financial Officer
                                       Alanco Technologies, Inc.

Dated:    November 16, 2009