Form 10-Q
period 2009-12-31
ALANCO TECHNOLOGIES INC
filed 2010-02-16
CIK 98618

ALANCO TECHNOLOGIES, INC.
                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     _ X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2009
                                               -----------------

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

                                 (480) 607-1010
                         (Registrant's telephone number)
                 ______________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Non-accelerated file       ___      Smaller reporting company  X_

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
         ___      Yes         X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  As of February 9, 2010 there were 34,539,200 shares, net of treasury shares, of common stock outstanding.

                           ALANCO TECHNOLOGIES, INC.
                                      INDEX
                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets as of
                    December 31, 2009 (Unaudited) and June 30, 2009           4

                  Condensed Consolidated Statements of Operations
                    (Unaudited) For the three months ended December 31,
                    2009 and 2008                                             5

                  Condensed Consolidated Statements of Operations
                    (Unaudited) For the six months ended December 31, 2009
                    and 2008                                                  6

                  Condensed Consolidated Statements of Changes in
                    Shareholders' Equity (Unaudited) For the six months
                    ended December 31, 2009                                   7

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited) For the six months ended December 31,
                    2009 and 2008                                             8

                  Notes to Condensed Consolidated Financial Statements
                    (Unaudited)                                              10
                    Note A - Basis of Presentation and Recent Accounting
                             Pronouncements
                    Note B - Stock-Based Compensation
                    Note C - Inventories
                    Note D - Assets Held For Sale
                    Note E - Deferred Revenue
                    Note F - Loss per Share
                    Note G - Equity
                    Note H - Related Party Transactions
                    Note I - Line of Credit and Term Loan
                    Note J - Litigation
                    Note K - Subsequent Events
                    Note L - Liquidity

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  23

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk 30

         Item 4T. Controls and Procedures                                    30

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          32

         Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds 32

         Item 4.  Submission of Matters to a Vote of Security Holders        33

         Item 6.  Exhibits                                                   34

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

                           ALANCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2009 AND JUNE 30, 2009
                                              December 31, 2009   June 30, 2009
                                              ------------------  --------------
ASSETS                                           (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                  $          370,500  $      413,500
  Accounts receivable, net                            2,300,500       2,303,000
  Inventories, net                                      935,600       1,354,800
  Assets held for sale                                7,101,700       7,574,100
  Prepaid expenses and other current assets             500,200         631,100
                                              ------------------  --------------
    Total current assets                             11,208,500      12,276,500
                                              ------------------  --------------
PROPERTY, PLANT AND EQUIPMENT, NET                      271,600         320,900
                                              ------------------  --------------
OTHER ASSETS
  Goodwill, net                                      12,575,400      12,575,400
  Other intangible assets, net                          985,600       1,201,100
  Other assets                                          281,900         344,900
                                              ------------------  --------------
    Total other assets                               13,842,900      14,121,400
                                              ------------------  --------------
TOTAL ASSETS                                 $       25,323,000  $   26,718,800
                                              ==================  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses      $        1,952,900  $    2,539,300
  Dividends payable                                      74,900         106,500
  Notes payable, current                              2,550,000       1,716,500
  Capital leases, current                                16,600          15,100
  Customer advances                                     220,300         192,900
  Liabilites related to assets held for sale          2,091,000       2,248,400
  Deferred revenue, current                             258,700         248,300
                                              ------------------  --------------
    Total current liabilities                         7,164,400       7,067,000

LONG TERM LIABILITIES
  Notes payable, long term                            4,200,000       3,394,700
  Capital leases, long term                              14,500          23,200
  Deferred revenue, long term                           269,400         256,000
                                              ------------------  --------------
TOTAL LIABILITIES                                    11,648,300      10,740,900
                                              ------------------  --------------
  Preferred Stock - Series B, 105,800 and
    100,700 shares issued and outstanding,
    respectively                                      1,045,300         994,500
                                              ------------------  --------------
SHAREHOLDERS' EQUITY
  Preferred Stock
  Preferred - Series D - 500,000 shares
    authorized, 131,300 and 285,500 shares
    outstanding, respectively                         1,322,600       2,847,700
  Preferred - Series E Convertible - 750,000
    shares authorized, 220,000 and 15,000
    shares outstanding, respectively                    916,500          67,500
  Common Stock - 33,939,200 and 32,447,600
    shares outstanding, net of 16,000 shares of
    Treasury Stock outstanding at both
    December 31, 2009 and June 30, 2009.            106,406,200     105,570,200
  Accumulated deficit                               (96,015,900)    (93,502,000)
                                              ------------------  --------------
    Total shareholders' equity                       12,629,400      14,983,400
                                              ------------------  --------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $       25,323,000  $   26,718,800
                                              ==================  ==============

    See accompanying notes to the condensed consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

                                                          2009          2008
                                                      ------------  ------------

NET SALES                                            $  3,627,200  $  3,389,600
  Cost of goods sold                                    2,159,300     2,447,200
                                                      ------------  ------------
GROSS PROFIT                                            1,467,900       942,400

  Selling, general and administrative expense           1,373,700     1,322,200
  Corporate expense                                       269,700       304,500
  Amortization of stock-based compensation                 70,200       113,200
  Depreciation and amortizaton                            134,500       120,600
                                                      ------------  ------------
OPERATING LOSS                                           (380,200)     (918,100)

OTHER INCOME & (EXPENSES)
  Interest expense, net                                  (205,400)     (133,700)
  Other income (expense), net                              (1,100)       (1,400)
                                                      ------------  ------------
LOSS FROM CONTINUING OPERATIONS                          (586,700)   (1,053,200)

LOSS FROM DISCONTINUED OPERATIONS                        (603,600)     (197,500)
                                                      ------------  ------------
NET LOSS                                               (1,190,300)   (1,250,700)
  Preferred stock dividends                              (117,700)     (129,200)
                                                      ------------  ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS         $ (1,308,000) $ (1,379,900)
                                                      ============  ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  - Continuing operations                            $      (0.02) $      (0.03)
                                                      ============  ============
  - Discontinued operations                          $      (0.02) $      (0.01)
                                                      ============  ============
  - Preferred stock dividends                        $      (0.00) $      (0.00)
                                                      ============  ============
  - Net loss per share attributable to common
    shareholders                                     $      (0.04) $      (0.04)
                                                      ============  ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

  - Basic and diluted                                  33,931,000    31,823,600
                                                      ============  ============

    See accompanying notes to the condensed consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

                                                          2009          2008
                                                      ------------  ------------

NET SALES                                            $  6,604,100  $  6,702,300
  Cost of goods sold                                    3,747,000     4,955,400
                                                      ------------  ------------
GROSS PROFIT                                            2,857,100     1,746,900

  Selling, general and administrative expense           2,685,000     2,661,900
  Corporate expense                                       430,500       306,900
  Amortization of stock-based compensation                239,000       226,300
  Depreciation and amortizaton                            270,100       236,300
                                                      ------------  ------------
OPERATING LOSS                                           (767,500)   (1,684,500)

OTHER INCOME & (EXPENSES)
  Interest expense, net                                  (379,900)     (512,100)
  Other income (expense), net                              (1,900)     (184,800)
                                                      ------------  ------------
LOSS FROM CONTINUING OPERATIONS                        (1,149,300)   (2,381,400)

LOSS FROM DISCONTINUED OPERATIONS                      (1,106,400)     (101,000)
                                                      ------------  ------------
NET LOSS                                               (2,255,700)   (2,482,400)
  Preferred stock dividends                              (258,200)     (220,200)
                                                      ------------  ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS         $ (2,513,900) $ (2,702,600)
                                                      ============  ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED

  - Continuing operations                            $      (0.04) $      (0.08)
                                                      ============  ============
  - Discontinued operations                          $      (0.03) $      (0.00)
                                                      ============  ============
  - Preferred stock dividends                        $      (0.01) $      (0.01)
                                                      ============  ============
  - Net loss per share attributable to common
    shareholders                                     $      (0.08) $      (0.09)
                                                      ============  ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  - Basic and diluted                                  33,264,700    31,589,100
                                                      ============  ============

    See accompanying notes to the condensed consolidated financial statements

                                                    ALANCO TECHNOLOGIES, INC.

                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (unaudited)

                                                                     SERIES D            SERIES E
                                             COMMON STOCK         PREFERRED STOCK     PREFERRED STOCK    ACCUMULATED
                                          SHARES      AMOUNT     SHARES     AMOUNT   SHARES     AMOUNT     DEFICIT         TOTAL
                                       -----------------------  ------------------  ------------------  ------------- -------------
Balances, June 30, 2009                32,447,600 $105,570,200  285,500 $2,847,700   15,000  $  67,500  $(93,502,000)  $ 14,983,400

  Shares issued for services               50,000       19,000      -          -       -           -             -           19,000
  Shares issued for payment on note     1,287,800      510,000      -          -       -           -             -          510,000
  Value of stock based compensation           -        259,400      -          -       -           -             -          259,400
  Private offering, net of expenses           -            -        -         (700) 205,000    849,000           -          848,300
  Series D Preferred dividends, paid
    as indicated                          153,800       67,000   16,600    166,700     -           -             -          233,700
  Series D Preferred Stock converted
    to debt                                   -            -   (170,800)(1,691,100)    -           -             -       (1,691,100)
  Series B Preferred dividends, paid
    in kind                                   -            -        -          -       -           -         (50,700)       (50,700)
  Series D Preferred dividends, paid
    or accrued                                -            -        -          -       -           -        (177,400)      (177,400)
  Series E preferred dividends, paid
    or accrued                                -            -        -          -       -           -         (30,100)       (30,100)
  NASDAQ listing fees and other               -        (19,400)     -          -       -           -             -          (19,400)
  Net loss                                    -            -        -          -       -           -      (2,255,700)    (2,255,700)
                                       ---------- ------------ -------- ----------  -------  ---------  ------------- --------------
Balances, December 31 , 2009           33,939,200 $106,406,200  131,300 $1,322,600  220,000  $ 916,500  $(96,015,900) $  12,629,400
                                       ========== ============ ======== ==========  =======  =========  ============= ==============

                                See accompanying notes to the consolidated financial statements

                                                                             7

                            ALANCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

                                                       2009             2008
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations                 $  (2,255,700)  $  (2,482,400)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                    324,000         285,900
       Stock-based compensation                         259,400         240,500
       Stock issued for services                         19,000          18,800
       Treasury shares adjustment related to
         TSIN acquisition                                 -             187,500
       Impairment charge                                325,000             -
       Notes payable/receivable write-off
         associated with TSIN settlement, net             -            (284,500)
       Interest converted to equity                      50,000             -
       Fees and interest paid with debt                  96,200             -
  Changes in operating assets and liabilities:
       Accounts receivable, net                           2,500         445,600
       Inventories, net                                 474,300       1,386,700
       Costs in excess of billings and estimated
         earnings on uncompleted contracts               55,000        (415,100)
       Prepaid expenses and other current assets        119,900        (297,100)
       Accounts payable and accrued expenses         (1,421,800)       (472,400)
       Deferred revenue                                  91,600         259,200
       Billings and estimated earnings in excess of
         costs on uncompleted contracts                (139,700)       (208,100)
       Customer advances                                777,400         (40,800)
       Other assets                                      63,000         105,900
                                                   -------------   -------------
      Net cash used in operations                    (1,159,900)     (1,270,300)
                                                   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment             (10,900)        (87,700)
  Patent renewal and other                                -             (12,700)
                                                   -------------   -------------
  Net cash used in investing activities           $     (10,900)  $    (100,400)
                                                   -------------   -------------

    See accompanying notes to the condensed consolidated financial statements

                            ALANCO TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                FOR THE SIX MONTHS ENDED DECEMBER 31, (continued)
                                                       2009             2008
                                                   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) advances on line of credit           162,700         500,000
  Repayment on borrowings                               (51,200)     (1,627,600)
  Proceeds from debt                                    200,000         500,000
  Repayment of capital lease                             (7,200)            -
  Proceeds from sale of equity instruments              848,300       2,039,200
  Cash dividends paid                                    (5,400)       (174,200)
  Other                                                 (19,400)        (39,400)
                                                   -------------   -------------
    Net cash provided by financing  activities        1,127,800       1,198,000
                                                   -------------   -------------

NET DECREASE IN CASH                                    (43,000)       (172,700)

CASH AND CASH EQUIVALENTS, beginning of period          413,500         726,900
                                                   -------------   -------------

CASH AND CASH EQUIVALENTS, end of period          $     370,500   $     554,200
                                                   =============   =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Net cash paid during the period for interest    $     171,500   $     160,200
                                                   =============   =============

  Non-Cash Activities:
    Value of shares issued for services and
       credit line amendment                      $      19,000   $      18,800
                                                   =============   =============
    Treasury stock adjustment related to TSIN
       acquisition                                $       -       $     187,500
                                                   =============   =============
    Write-off of contingent notes payable -
       TSIN settlement                            $       -       $     314,100
                                                   =============   =============
    Write-off of notes receivable -
       TSIN settlement                            $       -       $      29,600
                                                   =============   =============
    Sharres issued in acquisition                 $       -       $      72,900
                                                   =============   =============
    Value of stock issued for payment of notes    $     460,000   $         -
                                                   =============   =============
    Series B preferred stock dividend,
       paid in kind                               $      50,700   $      46,000
                                                   =============   =============
    Series D preferred stock dividend,
       paid in kind                               $     166,700   $         -
                                                   =============   =============
    Series D preferred stock dividend,
       paid in common                             $      67,000   $         -
                                                   =============   =============
    Series D preferred stock converted to
       line of credit                             $   1,691,100   $         -
                                                   =============   =============

    See accompanying notes to the condensed consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation and Recent Accounting Pronouncements

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), has in recent years reported three business segments: Data Storage, Wireless Asset Management and RFID Technology. During fiscal year ended June 30, 2009, the Company implemented a plan to divest the operations of the Company's Data Storage segment and reinvest the proceeds into the Company's Wireless Asset Management and RFID Technology segments. During the fiscal quarter ended September 30, 2009, the Company expanded its divestiture plan to include the RFID Technology segment. Accordingly, the "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" presented in the attached balance sheets as of December 31, 2009 and June 30, 2009 consist of both the Data Storage and the RFID Technology segment assets and liabilities.

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

Recent Accounting Pronouncements

         With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2009, that are of significance, or potential significance, to us.

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

         In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments which are effective for interim and annual reporting periods ending after June 15, 2009. The guidance amends the other-than -temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments and changes the existing impairment model and modifies the presentation and frequency of related disclosures. The Company has evaluated the impact of this guidance on our financial statements, and has determined that it did not have a material impact on its financial position and results of operations.

         In August 2009, the FASB issued guidance clarifying the measurement of liabilities at fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company has evaluated the impact of this guidance on our financial statements, and has determined that it did not have a material impact on its financial position and results of operations.

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

         In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

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

Assumptions for awards of options granted during the six months ended December 31, 2009 were:

                                                               Awards granted
                                                              six months ended
                                                              December 31, 2009
                                                              -----------------
         Dividend yield                                               0%
         Expected volatility                                         62%
         Weighted-average volatility                                 62%
         Risk-free interest rate                                      4%
         Expected life of options (in years)                          3.75
         Weighted average grant-date fair value                      $0.15

The following table summarizes the Company's stock option activity during the first six months of fiscal 2010:

                           ALANCO TECHNOLOGIES, INC.

                               Weighted Average  Weighted Average      Aggregate
                                Exercise Price      Remaining          Intrinsic
                      Shares      Per Share     Contractual Term (1)   Value (2)
                   -----------  ---------------- -------------------- ----------

Outstanding
  July 1, 2009      6,044,700        $0.94              3.41               --
       Granted      1,415,000 (3)    $0.50              4.61               --
       Exercised        --           $0.00               --                --
       Forfeited
        or expired   (201,200)       $0.99               --                --
                   -----------  ---------------- -------------------- ----------
Outstanding
  December 31, 2009 7,258,500        $0.85              3.29               $0
                   ==========   ================ ==================== ==========
Exercisable
  December 31, 2009 5,990,200        $0.89              3.19               $0
                   ==========   ================ ==================== ==========

(1)    Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2009, for those awards that have an exercise price below the closing price as of December 31, 2009 of $0.33.
(3) Options granted during the six months ended December 31, 2009 totaling 1,415,000 shares had an aggregate fair value of $205,200, or $.15 per option share granted.

Note C - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of December 31, 2009 and June 30, 2009 are summarized as follows:

                                               December 31,        June 30,
                                                   2009              2009
                                               ------------       -----------
                                               (unaudited)
Raw materials and purchased parts             $  1,535,600       $ 1,954,800
Work-in-process                                      -                 -
                                               ------------       -----------
                                                 1,535,600         1,954,800
Less reserves for obsolescence                    (600,000)         (600,000)
                                               ------------       -----------
                                              $    935,600       $ 1,354,800
                                               ============       ===========
Note D - Assets Held For Sale

         During the quarter ended September 30, 2009 the Company expanded its divestiture plan by including RFID Technology segment assets along with Data Storage segment assets in its plan to divest certain assets and reinvest the proceeds into the Company's Wireless Asset Management segment. Accordingly, the "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" presented in the attached balance sheets as of December 31, 2009 and June 30, 2009 consist of both the Data Storage and the RFID Technology segment assets and liabilities. The reclassification of those segment assets and liabilities to "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" does not affect the reported net loss for the periods presented. The Company has entered into agreements with investment bankers to represent the Company in the sale of those assets and liabilities; however, a firm acceptable offer has not yet been received. In addition, the Company recorded, during the quarter ended December 31, 2009, an impairment charge relative to the Data Storage segment of $325,000, reducing "Assets Held for Sale" values to reflect the Company's latest assessment of sales value relative to recorded asset values and increasing the Loss from Discontinued Operations for the quarter ended December 31, 2009. The Company is continuing to operate the segments and believes the net asset value recorded for the business segments, as adjusted, are appropriate.

         The operating results for Assets Held for Sale (Data Storage segment and RFID Technology segment) for the six months and three months ended December 31, 2009 and 2008 were as follows:

                           ALANCO TECHNOLOGIES, INC.

Operating Results -Assets Held for Sale
                  Six Months Ended December 31,  Three Months Ended December 31,
                      2009             2008            2009            2008
                  -------------   -------------  --------------  ---------------
Sales
  Data Storage   $     829,500   $   1,322,700  $      358,700  $       749,300
  RFID Technology      563,700       3,358,000         331,800        1,216,200
                  -------------   -------------  --------------  ---------------
Total Sales      $   1,393,200   $   4,680,700  $      690,500  $     1,965,500
                  =============   =============  ==============  ===============

Gross Profit
  Data Storage   $     284,200   $     398,000  $      112,000  $       213,500
  RFID Technology      114,300         844,300         123,000          249,800
                  -------------   -------------  --------------  ---------------
Total Gross
  Profit         $     398,500   $   1,242,300  $      235,000  $       463,300
                  =============   =============  ==============  ===============

Gross Margin
  Data Storage            34.3%           30.1%           31.2%            28.5%
  RFID Technology         20.3%           25.1%           37.1%            20.5%
Total Gross Margin        28.6%           26.5%           34.0%            23.6%

Selling, General
  and Adm. Expense
  Data Storage   $     311,600   $     555,500  $      146,000  $       260,400
  Data Storage
    impairment charge  325,000            -            325,000             -
  RFID Technology      868,300         787,800         367,600          400,400
                  -------------   -------------  --------------  ---------------
Total SG&A Expense   1,504,900   $   1,343,300  $      838,600  $       660,800
                  =============   =============  ==============  ===============

Income (Loss) from
  discontinued operations
  Data Storage   $    (352,400)  $    (157,500) $     (359,000) $       (46,900)
  RFID Technology     (754,000)         56,500        (244,600)        (150,600)
                  -------------   -------------  --------------  ---------------
Total discontinued
  operations     $  (1,106,400)  $    (101,000) $     (603,600) $      (197,500)
                  =============   =============  ==============  ===============

Capital Expenditures
  Data Storage   $        -      $        -     $        -      $          -
  RFID Technology        5,600          40,600           3,900           31,000
                  -------------   -------------  --------------  ---------------
Total Capital
  Expenditures   $       5,600   $      40,600  $        3,900  $        31,000
                  =============   =============  ==============  ===============

Depreciation and
  Amortization
  Data Storage   $      13,600   $      10,100  $        6,700  $         5,000
  RFID Technology       42,300          39,500          20,200           19,700
                  -------------   -------------  --------------  ---------------
Total
  Depreciation and
  Amortization   $      55,900   $      49,600  $       26,900  $        24,700
                  =============   =============  ==============  ===============

                           ALANCO TECHNOLOGIES, INC.

Assets Held for Sale at December 31, 2009 and June 30, 2009 consisted of the following:

Net Assets Held for Sales Table
                                                      December 31,     June 30,
                                                          2009          2009
                                                      ------------  ------------
Assets held for sale
  Inventory, net
    Data Storage                                     $    414,700  $    527,200
    RFID Technology                                     1,037,400       980,000
                                                      ------------  ------------
  Total Inventory, net                               $  1,452,100  $  1,507,200
                                                      ============  ============
  Costs and estimated earnings in excess of
    billings RFID Technology                         $    117,600  $    172,500
                                                      ------------  ------------
  Total costs and estimated earnings in excess of
    billings                                         $    117,600  $    172,500
                                                      ============  ============
  Prepaid expenses and other assets
    Data Storage                                     $     92,300  $     67,100
    RFID Technology                                       302,100       326,300
                                                      ------------  ------------
  Total prepaid expenses and other assets            $    394,400  $    393,400
                                                      ============  ============
  Property, plant and equipment, net
    Data Storage                                     $     38,000  $     49,900
    RFID Technology                                        68,300        94,800
                                                      ------------  ------------
  Total property, plant and equipment, net           $    106,300  $    144,700
                                                      ============  ============
  Goodwill
    Data Storage                                     $    279,600  $    279,600
    Data Storage - impairment charge                     (325,000)         -
    RFID Technology                                     5,076,700     5,076,700
                                                      ------------  ------------
  Total goodwill                                     $  5,031,300  $  5,356,300
                                                      ============  ============
  Total assets held for sale                         $  7,101,700  $  7,574,100
                                                      ============  ============

Liabilities related to assets held for sale
  Billings in excess of costs and estimated earnings
    RFID Technology                                  $    105,800  $    245,500
                                                      ------------  ------------
  Total billings in excess of costs and estimated
    earnings                                         $    105,800  $    245,500
                                                      ============  ============
  Deferred warranty revenue and customer advances
    Data Storage                                     $     207,100 $    231,200
    RFID Technology                                        897,300      805,500
                                                      ------------  ------------
    Total deferred warranty revenue and customer
      advances                                       $  1,104,400  $  1,036,700
                                                      ============  ============
  Accounts payable and accrued expenses
    Data Storage                                     $    136,600  $    199,900
    RFID Technology                                       744,200       766,300
                                                      ------------  ------------
  Total accounts payable and accrued expenses        $    880,800  $    966,200
                                                      ============  ============
  Total liabilities related to assets held for sale  $  2,091,000  $  2,248,400
                                                      ============  ============

  The Company believes that Data Storage and RFID Technology cash and accounts receivable balances will not be included in the anticipated sales and accordingly has included those balances in consolidated cash and accounts receivable at December 31, 2009 and June 30, 2009.

                           ALANCO TECHNOLOGIES, INC.

         If Discontinued Operations had been included in the continuing consolidated operating results for the three-months ended December 31, 2009, sales would have been $4,317,700 compared to $5,355,100 for the same period of the prior year, a decrease of $1,037,400 or 19.4%. Gross profit would have increased to $1,702,900, an increase of $297,200 or 21.1%, when compared to the comparable quarter of the prior fiscal year. Selling, General and Administrative expenses would have increased $200,000 to $2,417,000 compared to $2,217,000 in the quarter ended December 31, 2008. The operating loss would have been ($983,800) compared to an operating loss of ($1,115,600) for the same quarter of the prior year, a decrease of $131,800 or 11.8%. The improved operating results were due primarily to improved margins (39.4% vs. 26.2%).

         If Discontinued Operations had been included in the continuing consolidated operating results for the six-months ended December 31, 2009, sales would have been $7,997,300 compared to $11,383,000 for the same period of the prior year, a decrease of $3,385,700 or 29.7%. The change in sales is primarily due to decreases in both the Data Storage segment and the RFID Technology segment. Gross profit would have increased to $3,255,600, an increase of $266,400 or 8.9%, when compared to the comparable quarter of the prior fiscal year. Selling, General and Administrative expenses would have increased $231,200 or 5.2% to $4,669,000 from $4,467,800 in the six-months ended December 31, 2008. The operating loss would have been ($1,873,900) compared to an operating loss of ($1,785,500) for the same period of the prior year, a decrease of $85,500 or 5%. The improved operating results were due to improved margins (40.7% vs. $26.3%).

         The reclassification of the Data Storage and RFID Technology segments to Discontinued Operations does not affect the reported net loss for the periods presented as both segments' results are reflected in Income (Loss) From Discontinued Operations.

                           ALANCO TECHNOLOGIES, INC.

Note E - Deferred Revenue

         Deferred revenues at December 31, 2009 and June 30, 2009 consist of the following:

                                      December 31,             June 30,
                                          2009                   2009
                                   -------------------    --------------------
                                      (unaudited)
Deferred revenue                  $           528,100    $            504,300
Less - current portion                       (258,700)               (248,300)
                                   -------------------    --------------------
Deferred revenue - long term      $           269,400    $            256,000
                                   ===================    ====================


Note F - Loss Per Share

         Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

                           ALANCO TECHNOLOGIES, INC.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options, warrants, and convertible debt that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2009, there were zero potentially dilutive securities included in the weighted average shares of common stock outstanding as inclusion of outstanding stock options, warrants, and stock issuable upon conversion of debt or preferred stock would be anti-dilutive.

Note G - Equity

         During the six months ended December 31, 2009, the Company issued a total of 1,491,600 shares of Class A Common Stock. Included were 50,000 shares issued for services valued at $19,000, 1,287,800 shares issued for payment of notes and interest valued at $510,000, and 153,800 Common shares issued in payment of certain Series D Preferred Dividend obligations, valued at $67,000. The Company also issued 14,900 shares, valued at $149,500, of Class D Preferred Stock as payment in-kind of certain Series D Preferred Dividend obligations.

         The Company also completed a private offering to accredited investors during the six months ended December 31, 2009, with the issuance of 205,000 shares of Series E Convertible Preferred Stock with a stated value of $4.50 per share, receiving $849,000, net of expenses. 7.3%, or 15,000, of the 205,000 Series E Preferred Shares were sold to a director and officer of the Company.

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

         The Company declared and paid dividends-in-kind on the Company's Series B preferred shares through the issuance of 5,100 shares of Series B Preferred Stock valued at $50,700. The Company's Preferred Stocks are more fully discussed in Form 10-K for the year ended June 30, 2009.

         The value of employee stock-based compensation recognized for the six months ended December 31, 2009 amounted to $259,400, compared to $240,500 recognized in the comparable six-month period of the prior fiscal year. See Note A - Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

Note H - Related Party Transactions

         The Company has a line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-K for the year ended June 30, 2009, with a private trust controlled by Mr. Donald Anderson, a greater than five percent shareholder of the Company and member of the Company's Board of Directors. Mr. Anderson was also the holder of a $500,000 unsecured note issued by StarTrak Systems LLC (a wholly owned subsidiary of the Company) and had disclosed beneficial ownership of approximately $1.69 million in Series D Preferred Stock owned by the trust and several related corporations. During the quarter ended December 31, 2009, the Company amended the Agreement increasing the credit line to $5.7 million and converting the $1.69 million of Series D Preferred Stock, the $500,000 unsecured note and approximately $96,200 of accrued interest and fees into the line of credit balance. The transaction resulted in a $5,537,300 balance due under the Agreement, leaving $162,700 available which the company had drawn as of December 31, 2009.

                           ALANCO TECHNOLOGIES, INC.

         As discussed in the equity footnote above, during the six months ended December 31, 2009, the Company issued a total of 153,800 shares of Class A Common Stock, valued at $67,000 and 14,900 shares of Series D Preferred Stock, valued at $149,500, in payment of Series D Preferred Stock dividends. Included were 16,100 shares of Class A Common Stock, or approximately 10.5%, valued at $7,500, issued to officers and directors of the Company. Officers and Directors of the Company were issued 13,100, or approximately 88%, of the 14,900 Series D Preferred shares issued as stock dividends. The Company also completed a private offering to accredited investors during the six months ended December 31, 2009, with the issuance of 205,000 shares of Series E Convertible Preferred Stock with a stated value of $4.50 per share, receiving $849,000, net of expenses. 7.3%, or 15,000, of the 205,000 Series E Preferred Shares were sold to a director and officer of the Company.

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

                           ALANCO TECHNOLOGIES, INC.

Note I - Line of Credit and Term Loan

         During the quarter ended December 31, 2009, the Company modified its line of credit agreement with a private trust, initially entered into in June 2002, (the "Agreement") increasing the credit line from $3.25 million to $5.7 million. The Agreement amendment converted $1,691,100 of Series D Preferred Stock held by the Lender or related entities, $96,200 of accrued interest and fees due the trust and a $500,000 term loan (issued by the Company's wholly owned subsidiary, StarTrak Systems LLC and held by the trust) into the line of credit balance, resulting in an available balance under the line of $162,700. Under the Agreement, the Company must maintain a minimum balance due of at least $2.5 million through the January 1, 2011 maturity date. Interest is accrued at the prime rate plus 3% for any balance up to $2 million and 12% on balances in excess of $2 million. At December 31, 2009, the Company had drawn the maximum balance under the Agreement.

         In November of 2009, the Company issued a $200,000 note payable to a private investor for additional working capital. The note is unsecured, bears interest at a rate of 10% and is due on March 31, 2010.

         The Company had amended its term loan agreement with ComVest Capital LLC in September 2009, reducing the principal payments required under the loan agreement for the months of September and October 2009 from $100,000 to $25,000 per month and for the months of November 2009 to January 2010 from $100,000 to $50,000. Under the amended agreement, ComVest has the right to convert any outstanding principal amount and/or accrued interest thereon into Class A Common Stock at a price of $.65 per share. In addition, ComVest has an option to (i) convert up to $100,000 of principal and interest due into Class A Common Stock at the conversion rate of $.3474 per share any time through October 31, 2009,
(ii) convert an additional $100,000 at the conversion price of $.378 per share during the period November 1, 2009 to December 31, 2009 and (iii) convert an additional $100,000 of principal and interest due into Class A Common Stock at a conversion price equal to ninety (90%) percent of the weighted average closing price for the Common Stock on the NASDAQ capital market for the five (5) trading days immediately before January 1, 2010, anytime between January 1, 2010 and February 28, 2010. The note shall bear interest at the rate of ten and one-half (10.5%) percent per annum, however, that during the continuance of any Event of Default, the interest rate hereunder shall increase to fifteen and one-half (15.5%) percent per annum. See subsequent footnote for additional amendments under the ComVest term loan agreement.

         On December 30, 2009, the Company again amended its term loan agreement with ComVest Capital LLC, modifying the principal payments required. Payments were restructured by eliminating a $50,000 payment due in January 2010 and stipulating the repayment of the remaining $850,000 balance at $100,000 per month for the months February through May 2010, with the final installment of $450,000 due on June 1, 2010. The amendment reduced the conversion price of up to $100,000 of principal and interest balance convertible anytime between January 1, 2010 and February 28, 2010 from ninety (90%) percent to eighty (80%) of the weighted average closing price for the Common Stock on the NASDAQ capital market for the five (5) trading days immediately before January 1, 2010.

         On September 16, 2009, the Company amended a note issued to Tenix Holding Inc. with a remaining principal balance of $360,000. The amended note converted the remaining $360,000 principal balance plus all accrued interest into 1,000,000 shares of Class A Common Stock of the Company with a value of $410,000. The agreement further provides for the possible issuance of additional shares (not to exceed 150,000 shares) in the event the weighted average closing price for the shares of Alanco's Class A Common Stock for the period from October 1, 2009 through November 30, 2009 ("Measuring Period") is less than $.45 per share. The weighted average closing price for the period October 1, 2009 to November 30, 2009 was in excess of $.45 and therefore, no additional shares will be issued under the amended agreement.

Note J - Litigation

         The Company was a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The

                           ALANCO TECHNOLOGIES, INC.

Company also was a party to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company. Both actions have terminated and are more fully described below.

         StarTrak Systems Litigation - On July 12, 2007, the Company's subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd., Satamatics, Inc., and Farruhk Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), claiming misappropriation of trade secrets and violation of confidentiality agreements. Brian Hester and Farruhk Shahzad were previously employees of StarTrak, and the Company alleged that they employed and/or attempted to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. StarTrak alleged that Satamatics misappropriated trade secrets relating to StarTrak's ReeferTrak product -- a GPS tracking, monitoring, and control system for transport refrigeration units -- in connection with Satamatics' competing ReeferMatics product. Each defendant expressly denied the allegations in the lawsuit. On November 17, 2009 the Company and all defendants (other than Brian Hester) entered into a settlement whereby all disputes among the parties were resolved and the lawsuit was dismissed with prejudice. The settlement prohibits Satamatics or its affiliates from selling or marketing ReeferMatics in certain regions including North America, Europe, China and Australia through December 31, 2011. Satamatics has never concluded a sale of ReeferMatics in these or other regions.

         Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company appealed the decision to the Arizona Court of Appeals. The Court of Appeals vacated the award of attorney's fees against the Company as well as some of the damages awarded to the plaintiff, awarded the Company $60,000 in appeal legal fees and in excess of $10,000 in appeal costs, and returned the case to the trial court to determine the final judgment. The trial court has issued its final judgment in the matter resulting in a net judgment in favor of the Company and against Arraid LLC in the approximate amount of $50,000.

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of December 31, 2009 there was no such litigation pending deemed material by the Company.

Note K - Subsequent Events

         Subsequent to December 31, 2009, the Company issued 137,200 shares of Class A Common Stock, valued at $38,400, and 1,200 shares of Series D Preferred Stock, valued at $11,800, as payment for $50,200 in Series D Preferred Stock dividends that had been accrued at December 31, 2009. None of the Class A Common Shares and all 1,200 of the Series D Preferred Stock issued as dividends were issued to officers and directors of the Company.

         ComVest Capital LLC, pursuant to a December 30, 2009 term loan amendment discussed in the equity footnote above, elected to convert a portion of its note into 200,000 shares of the Company's Class A Common Stock at a price equal to eighty (80%) of the five trading day weighted average closing price for the Common Stock on the NASDAQ capital market immediately prior to January 1, 2010. The value of the conversion, which was applied to the February 2010 payment, was $52,180, or $.26 per share.

         On January 13, 2010, the Company completed an additional private offering of 15,000 shares of the Company's Series E Convertible Preferred Stock ($4.50 per share stated value) to an accredited investor for $67,500.

                           ALANCO TECHNOLOGIES, INC.

         The Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") on January 18, 2010 with Seaside 88, LP, a Florida limited partnership ("Seaside"), relating to the sale of up to 2,000,000 shares of the Company's common stock. The Stock Purchase Agreement requires the Company to issue and sell, and Seaside to purchase, up to 200,000 shares of Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, beginning on January 19, 2010 (the "Initial Closing") and ending on or about the date that is eighteen (18) weeks subsequent to the Initial Closing. The purchase price of the Common Stock at each closing is an amount equal to the lower of (i) the volume weighted average of actual trading prices of the Common Stock on the NASDAQ Capital Market (the "VWAP") for the ten consecutive trading days immediately prior to a Closing Date multiplied by 0.86 and (ii) the VWAP for the trading day immediately prior to a Closing Date multiplied by 0.88. The Stock Purchase Agreement provides that the Company may terminate the agreement at any time, so long as all other obligations of the Company to Seaside, if any, have been retired or satisfied in full, upon ten days' prior written notice to Seaside. The price per share for the Initial Closing was $0.28486, and the Company raised gross proceeds of $56,972 at such Closing. The price per share for the second closing was $0.26282, and the Company raised gross proceeds of $52,564. The amounts to be raised in subsequent closings are not estimable as of the date of this Form 10-Q. Expenses related to the transactions amount to $25,000 for the first closing and $2,500 for each additional closing.

         The Offering is made pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-163288), which was declared effective by the Securities and Exchange Commission on December 30, 2009. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

         In a separate transaction with Seaside, Seaside loaned the Company $350,000 pursuant to the Company's promissory note in said amount, payable on or before May 1, 2010 (the "Promissory Note"). If not sooner paid, the net proceeds of the sale of the Shares to Seaside will be applied to reduce the outstanding balance of the Promissory Note.

         On January 29, 2010, the Company received a letter from NASDAQ indicating that the Company was out of compliance with Nasdaq rules pertaining to voting rates relative to the issuance of 205,000 shares of Series E Preferred Stock that has a heavier voting rate than the Company's outstanding Class A Common Stock, in violation of Nasdaq's voting rights rule and policy set forth in Listing Rule 5640 and IM-5640 ("the Rule"). The Series E Preferred Stock issued allowed the investors to vote the number of votes equal to the number of Class A Common Shares into which the Series E Preferred Stock is convertible. Under the Rule the holder of Series E Preferred Stock would be limited to the lesser of (i) the number of shares of Class A Common Stock into which the Preferred Stock is convertible, or (ii) that number which is equal to the purchase price per share of Series E Convertible Preferred Stock paid by the shareholder to the Company divided by the closing consolidated bid price of the Class A Common Stock on the trading day immediately previous to the issuance of the shares of Series E Convertible Preferred Stock. The maximum voting effect, assuming the maximum votes by the Preferred E stockholders, would be less than 1% of the outstanding voting rights. The Company will submit a plan by February 15, 2010 to regain compliance with the NASDAQ Rule. If the plan is accepted, Nasdaq can grant an extension of up to 105 calendar days from the date of this letter to evidence compliance.

         The Company is currently obtaining amendments to the Series E Convertible Preferred Stock purchase agreements modifying the voting rights to comply with the Rule. Once the amendments have been executed, the Company will amend the designation of the Series E Preferred Stock to comply with the Rule.

Note L - Liquidity

         During the six months ended December 31, 2009, the Company reported a Net Loss of approximately $2.3 million. During fiscal year ended June 30, 2009 the Company reported Net Loss of approximately $5.5 million. Although the Company raised additional capital during the current period, the significant losses raise doubt about the ability of the Company to continue as a going concern. During fiscal 2010, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its credit facility, and other financing as required. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. As a result, the Company's independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2009. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           ALANCO TECHNOLOGIES, INC.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-ooking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. The words "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "plan," "could," "target," "potential," "is likely," "will," "expect" and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the "safe harbor" provisions of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; unfavorable result of current pending litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers; federal and/or state regulatory and legislative actions; customer preferences and spending patterns; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships. New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

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

Results of Operations

     (A) Three months ended December 31, 2009 versus three months ended December 31, 2008

Net Sales
         Net sales from continuing operations for the second fiscal quarter ended December 31, 2009 were $3,627,200, an increase of $ 237,600, or 7.0%, compared to net sales of $3,389,600 reported for the comparable quarter of the prior year. The increase resulted from increased hardware shipments during the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008.

                           ALANCO TECHNOLOGIES, INC.

Although revenues are affected by general economic conditions and may fluctuate on a quarter to quarter comparison, management believes that both hardware sales and monitoring revenues will continue to increase throughout fiscal year 2010 through new product introductions and increased market penetration.

Gross Profit
         Gross profit from continuing operations for the quarter ended December 31, 2009 amounted to $1,467,900, an increase of $525,500, or 55.8% compared to $942,400 in gross profit reported for the comparable quarter of the prior year. The gross profit increase was due to improved margins in both hardware sales and monitoring services. Gross margin increased to 40.5% compared to 27.8% reported in the same period of the prior year. The increase in both gross profit and gross margin was due to reduced warranty costs related to an early version of ReeferTrak product that negatively effected margins in the quarter ended December 31, 2008 and the completion of low margin hardware shipments required to convert several major customers from analog to digital products. Gross margin can be impacted in all business segments by economic conditions and specific market pressures. As a result, the changes in gross margins reported for the current quarter are not considered to be trends. Management does expect current fiscal year gross margins will continue to improve compared to the same periods in the prior year, although the gross margin improvement may not be as significant as was reported for the second quarter ended December 31, 2009.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses for the quarter ended December 31, 2009 were $1,373,700, a $51,500, or 3.9%, increase when compared to the $1,322,200 reported for the comparable period of the prior year. The increase resulted primarily from increased sales expenses.

         Corporate expenses reported for the current quarter of $269,700 represents a decrease of $ 34,800 compared to $304,500 reported for the quarter ended December 31, 2008. Corporate expenses for the three months ended
December 31, 2009 decreased primarily due to a decrease in payroll expense as a result of reduced staffing.

         Amortization of stock-based compensation reported for the quarter ended December 31, 2009 decreased to $70,200, a decrease of $43,000, or 38%. The reduction relates primarily to the Company's election to accelerate vesting of certain officer, director and employee stock options in prior periods.

         Depreciation and amortization expense for the quarter increased to $134,500, an increase of $13,900, or 11.5% due to additional production equipment and leasehold improvements acquired in November 2008 at the Company's facilities in Morris Plains, New Jersey.

Operating Loss
         Operating Loss for the quarter ended December 31, 2009 was ($380,200) compared to an Operating Loss of ($918,100) reported for the same quarter of the prior year, an improvement of $537,900, or 58.6%. The improved operating results are due to a significant improvement in gross margins.

Other Income and Expense
         Net interest expense for the quarter increased to $205,400, an increase of $ 71,700, or 53.6%, compared to net interest expense of $133,700 for the same quarter in the prior year. The increase was due to increased borrowing compared to the comparable quarter ended December 31, 2008.

Loss From Continuing Operations
         Loss from continuing operations for the quarter decreased $466,500, or 44.3% to ($586,700) from ($1,053,200) in the quarter ended December 31, 2008.
The improvement is primarily due to improved gross profit as a result of improved sales and gross margins.

Discontinued Operations
         The Company reported a loss from Discontinued Operations for the quarter ended December 31, 2009 of ($603,600), an increase of ($406,100) compared to a loss from Discontinued Operations of ($197,500) reported for the comparable quarter of the prior year. The significant increase in loss from discontinued operations resulted primarily from a $325,000 impairment charge the Company recorded to reflect the anticipated reduced value of the Data Storage segment and a reduction in gross profits in the RFID segment operations due to delays in the previously announced project to provide RFID inmate tracking systems for nineteen U.S. Immigration Detention Facilities. This project is expected to resume and accelerate in the quarter ended March 31, 2010.

                           ALANCO TECHNOLOGIES, INC.

(Loss) Earnings before Interest, Taxes, Dividends, Depreciation & Amortization (EBITDA)

         The Company believes that earnings (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA from Continuing Operations for Alanco's 2010 fiscal year second quarter was a loss of ($246,800) an improvement of $552,000 when compared to an EBITDA loss of ($798,800) for the same quarter of the prior fiscal year. EBITDA before Stock-based compensation and Corporate Expense for the current quarter was $93,100, an improvement of $474,200, when compared to a loss of ($381,100) for the comparable quarter of the prior year. A reconciliation of the EBITDA calculations is presented below:

          EBITDA RECONCILIATION to NET LOSS FROM CONTINUING OPERATIONS
                                   (Unaudited)
                                           3 months ended       3 months ended
                                            December 31,          December 31,
                                               2009                  2008
                                           ---------------      ---------------
EBITDA before Stock-based compensation
and Corporate Expense                     $        93,100      $      (381,100)

    Corporate Expense                            (269,700)            (304,500)
    Stock-based compensation                      (70,200)            (113,200)
                                           ---------------      ---------------

EBITDA                                           (246,800)            (798,800)

  Net interest expense                           (205,400)            (133,700)
  Depreciation and amortization                  (134,500)            (120,600)
                                           ---------------      ----------------

NET LOSS FROM CONTINUING OPERATIONS       $      (586,700)     $     (1,053,100)
                                           ===============      ================

Dividends
         Dividend expense for the three months ended December 31, 2009 was $117,700, a decrease of $11,500, or 8.9%, compared to the $129,200 in preferred stock dividends recorded in the comparable period of the prior fiscal year. The decrease resulted primarily due to a reduction of Series D Preferred Stock outstanding during the current quarter as compared to the quarter ended December 31, 2008.

Net Loss Attributable to Common Shareholders
         Net Loss Attributable to Common Shareholders for the quarter ended December 31, 2009 amounted to ($1,308,000), or ($.04) per share, a $71,900 reduction when compared to a loss of ($1,379,900), or ($.04) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results, however, actual results may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

                           ALANCO TECHNOLOGIES, INC.

         (B) Six months ended December 31, 2009 versus six months ended December 31, 2008

Net Sales
         Net sales from continuing operations for the six months ended December 31, 2009 were $6,604,100, a decrease of $98,200, or 1.5%, compared to net sales of $6,702,300 reported for the comparable period of the prior year. The decrease resulted from reduced hardware shipments under major contracts during the first quarter of fiscal year 2010, ended September 30, 2009, compared to the comparable quarter of fiscal year 2009. Although revenues are affected by general economic conditions and may fluctuate on a quarter to quarter comparison, management believes that both hardware sales and monitoring revenues will increase throughout fiscal year 2010 through new product introductions and increased market penetration.

Gross Profit
         Gross profit from continuing operations for the six months ended December 31, 2009 amounted to $2,857,100, an increase of $1,110,200, or 63.6%
compared to $1,746,900 in gross profit reported for the six month period ended December 31, 2008. The gross profit increase was due to improved margins in both hardware sales and monitoring services. Gross margin increased to 43.3% compared to 26.1% reported in the same period of the prior year. The increase in gross profit and gross margin was primarily due to reduced warranty costs related to an early version of ReeferTrak product, the completion of shipments required to convert several major customers from analog to digital hardware products and a one time credit to data services cost of sales related to a vendor adjustment. Gross margin can be impacted by economic conditions and specific market pressures. As a result, the changes in gross margins reported for the current quarter are not considered to be trends. Management does expect current fiscal year gross margins will continue to improve compared to the same periods in the prior year, although the gross margin improvement may not be as significant as was reported for the six month period ended December 31, 2009.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses for the six months ended December 31, 2009 were $2,685,000, a $23,100, or 1%, increase when compared to the $2,661,900 reported for the comparable period of the prior year.

         Corporate expenses reported for the six months ended December 31, 2009 were $430,500, an increase of $123,600, or 40.3%, compared to $306,900 reported for the six months ended December 31, 2008. Corporate expenses in the prior year were unusually low due to an approximate $297,000 credit from the recovery of legal fees relative to the TSIN lawsuit that was settled during the quarter ended September 30, 2008. The current period corporate expenses also included credits related to lawsuits. During the quarter ended September 30, 2009, the Arizona Court of Appeals vacated an award of attorney's fees and damages awarded to the Plaintiff in the Arriad Property lawsuit resulting in the reversal of related accruals in the amount of $126,800. If both quarters were adjusted for the unusual credits, the corporate expenses would reflect an increase of $46,600, or 7.7%.

         Amortization of stock-based compensation reported for the six months ended December 31, 2009 increased to $239,000, an increase of $12,700, or 5.6%.

         Depreciation and amortization expense for the six months ended December 31, 2009 increased to $270,100, an increase of $33,800, or 14.3% due to additional production equipment and leasehold improvements at the Company's facilities in Morris Plains, New Jersey.

Operating Loss
         Operating Loss for the six months ended December 31, 2009 was ($767,500) compared to an Operating Loss of ($1,684,500) reported for the same period of the prior year, an improvement of $917,000, or a reduction of 54.4%. The improved operating results are due primarily to significant improvement in gross margins offset by increases in corporate expenses.

Other Income and Expense
         Net interest expense for the six months ended December 31, 2009 decreased to $379,900, a decrease of $132,200, or 25.8%, compared to net interest expense of $512,100 for the same period in the prior year. The decrease was due to a one-time accelerated amortization of deferred loan costs of approximately $216,000 recorded in the six months ended December 31, 2008 related to the prepayment on the ComVest term loan. Excluding the accelerated payment, interest expense actually increased by $83,800, or 28.3% due to additional borrowing during the current period compared to the prior year.

                           ALANCO TECHNOLOGIES, INC.

         The Company reported a reduction in Other Expense from ($184,800) in the first six month of the prior fiscal year to ($1,900) reported in the current six month period ended December 31, 2009. Other Expense for the prior year period included an $187,500 charge related to reduction in estimated value of the Company's 8.9% investment in TSIN as explained below.

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

Loss From Continuing Operations
         Loss from continuing operations for the six months decreaed $1,232,100, or 51.7% to ($1,149,300) from ($2,381,400) in the quarter ended
December 31, 2008. The improvement is primarily due to improved gross profit as a results of improved sales and gross margins.

Discontinued Operations
         The Company reported a loss from Discontinued Operations for the six months ended December 31, 2009 of ($1,106,400), a significant increase compared to the reported loss from discontinued operations of ($101,000) reported for the comparable period of the prior year. The significant increase resulted primarily from a $325,000 impairment charge that the Company recorded to reflect the anticipated reduced value of the data storage segment and a significant reduction in revenues in the RFID segment operations due to delays in the previously announced project to provide RFID inmate tracking systems for nineteen U.S. Immigration Detention Facilities. This project is expected to resume and accelerate during the quarter ended March 31, 2010.

(Loss) Earnings before Interest, Taxes, Dividends, Depreciation & Amortization (EBITDA)
         The Company believes that earnings (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA), is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA from Continuing Operations for Alanco's six months ended December 31, 2009 was a loss of ($499,300) an improvement of $1,133,700, or a 74% reduction, when compared to an EBITDA loss of ($1,633,000) for the same period of the prior fiscal year. EBITDA before Stock-based compensation and Corporate Expense for the current six month period was $170,200, an improvement of $1,270,000, when compared to a loss of ($1,099,800) for the comparable period of the prior year. A reconciliation of the EBITDA calculations is presented below:

                           ALANCO TECHNOLOGIES, INC.

          EBITDA RECONCILIATION to NET LOSS FROM CONTINUING OPERATIONS
                                   (Unaudited)

                                             6 months ended      6 months ended
                                               December 31,        December 31,
                                                  2009                  2008
                                             ---------------     ---------------
EBITDA before Stock-based compensation
and Corporate Expense                       $       170,200     $    (1,099,800)

  Corporate Expense                                (430,500)           (306,900)
  Stock-based compensation                         (239,000)           (226,300)
                                             ---------------     ---------------

EBITDA                                             (499,300)         (1,633,000)

  Net interest expense                             (379,900)           (512,100)
  Depreciation and amortization                    (270,100)           (236,300)
                                             ---------------     ---------------

NET LOSS FROM CONTINUING OPERATIONS         $    (1,149,300)    $    (2,381,400)
                                             ===============     ===============

Dividends

         Dividend expense for the six months ended December 31, 2009 was $258,200, an increase of $38,000, or 17.3%, over the $220,200 in preferred stock dividends recorded in the comparable period of the prior fiscal year. The increase resulted primarily due to additional Series D Preferred Stock outstanding during the first six months of fiscal year 2010 as compared to the six months ended December 31, 2008.

Net Loss Attributable to Common Shareholders
         Net Loss Attributable to Common Shareholders for the six months ended December 31, 2009 amounted to ($2,513,900), or ($.08) per share, an $188,700 reduction when compared to a loss of ($2,702,600), or ($.09) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results, however, actual results may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

         The Company's current assets at December 31, 2009 exceeded current liabilities by $4,044,100, resulting in a current ratio of 1.56 to 1. The comparable working capital at June 30, 2009 was $5,209,500, reflecting a current ratio of 1.74 to 1. The reduction in working capital at December 31, 2009 versus June 30, 2009 resulted from reduced inventories and a reduction in net Assets held for sale.

         Consolidated accounts receivable of $2,300,500 at December 31, 2009 (including both continuing and discontinued operations) reflects a small decrease compared to the $2,303,000 reported as consolidated accounts receivable at June 30, 2009. If we review Wireless Asset Management segment's balances separately, accounts receivables have increased from $1,484,600 at June 30, 2009 to $2,011,000 at December 31, 2009, an increase of $526,400, or 35.5%. The
Wireless Asset Management account receivable balance at December 31, 2009 reflects 56 days sales in receivables compared to 40 days sales in receivable at June 30, 2009. The increase resulted from approximately 61% of the second fiscal quarter hardware sales in the month of December 2009 compared to 34.7% recorded in the last month of the comparable quarter of the prior year.

                           ALANCO TECHNOLOGIES, INC.

         Inventories at December 31, 2009 amounted to $935,600, a decrease of $419,200, or 30.9%, when compared to $1,354,800 at June 30, 2009. The inventory balance at December 31, 2009 reflects only the Wireless Asset Management segment and represents an inventory turnover of 8 at December 31, 2009 compared to 7 as of June 30, 2009.

         At December 31, 2009, the Company had fully drawn available funds under a $5.7 million line of credit agreement. See Note J - Line of Credit and Term Loan for additional discussion of the existing line of credit agreement.

         Cash used in operations for the six-month period ended December 31, 2009 was $1,159,900, a decrease of $110,400, or 8.7%, when compared to cash used in operations of $1,270,300 for the comparable period ended December 31, 2008. The decrease in cash used in operating activities during the six-month period resulted primarily from a decrease in net loss and the net decrease in accounts payable and accrued expenses offset by an increase in customer advances.

         During the six-months ended December 31, 2009, the Company reported cash used by investing activities of $10,900 compared to $100,400 reported for the same period in the prior fiscal year. The decrease in cash used by investing activities is the result of a reduction in the purchase of property, plant and equipment and a reduction in patent renewal costs compared to the prior fiscal year period ended December 30, 2008.

         Cash provided by financing activities for the six-months ended December 31, 2009 amounted to $1,127,800 compared to $1,198,000 for the six months ended December 31, 2008, a decrease of $70,200, or 5.9%. The decrease in financing activity resulted primarily from a net decrease in repayment of borrowings offset by a decrease in proceeds from the sale of equity instruments as compared to the prior period.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2010 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at December 31, 2009. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2010. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4T - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on their evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weaknesses identified as of June 30, 2009. Notwithstanding the existence of the material weaknesses identified as of June 30, 2009, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.

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

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the six month period ended December 31, 2009. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the six month period ended December 31, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

PART II. OTHER INFORMATION

                           ALANCO TECHNOLOGIES, INC.

Item 1.  LEGAL PROCEEDINGS

         The Company was a plaintiff in litigation initiated by its subsidiary, StarTrak Systems, LLC, against former employees and others for violation of certain non-disclosure covenants and for misappropriation of trade secrets. The Company also was a party to litigation arising from an expired property lease between the Company's former subsidiary, Arraid, Inc., and Arraid Property L.L.C., an Arizona limited liability company. Both actions have terminated and are more fully described below.

         StarTrak Systems Litigation - On July 12, 2007, the Company's subsidiary, StarTrak Systems, LLC, commenced a lawsuit against Brian Hester, Satamatics, Ltd., Satamatics, Inc., and Farruhk Shahzad in the United States District Court, District of New Jersey, as case number 07-3203(DRD), claiming misappropriation of trade secrets and violation of confidentiality agreements. Brian Hester and Farruhk Shahzad were previously employees of StarTrak, and the Company alleged that they employed and/or attempted to employ trade secrets of StarTrak in connection with their association with Satamatics in direct competition with StarTrak. StarTrak alleged that Satamatics misappropriated trade secrets relating to StarTrak's ReeferTrak product -- a GPS tracking, monitoring, and control system for transport refrigeration units -- in connection with Satamatics' competing ReeferMatics product. Each defendant expressly denied the allegations in the lawsuit. On November 17, 2009 the Company and all defendants (other than Brian Hester) entered into a settlement whereby all disputes among the parties were resolved and the lawsuit was dismissed with prejudice. The settlement prohibits Satamatics or its affiliates from selling or marketing ReeferMatics in certain regions including North America, Europe, China and Australia through December 31, 2011. Satamatics has never concluded a sale of ReeferMatics in these or other regions.

         Arraid Litigation - On July 18, 2003, Arraid Property L.L.C., an Arizona Limited Liability Company ("Arraid LLC"), filed a complaint in the Arizona Superior Court in and for Maricopa County, Arizona (case number CV 2003-13999) against the Company and its wholly owned subsidiary, Arraid, Inc., alleging breach of lease and seeking substantial monetary damages in excess of $3 million. The suit relates to an expired lease agreement for property previously leased by Arraid. Following a trial, the Court found in favor of Arraid LLC against the Company with respect to certain factual findings resulting in damages owed by the Company in an amount of approximately $35,000, less than one percent of the amount sought by the plaintiff. The court determined that the plaintiff was the prevailing party, and awarded the plaintiff approximately $95,000 in attorney's fees and costs. The Company appealed the decision to the Arizona Court of Appeals. The Court of Appeals vacated the award of attorney's fees against the Company as well as some of the damages awarded to the plaintiff, awarded the Company $60,000 in appeal legal fees and in excess of $10,000 in appeal costs, and returned the case to the trial court to determine the final judgment. The trial court has issued its final judgment in the matter resulting in a net judgment in favor of the Company and against Arraid LLC in the approximate amount of $50,000.

         The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of December 31, 2009 there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the six months ended December 31, 2009, the Company issued 5,100 Shares of Series B Preferred Stock as in-kind dividend payments, 16,600 shares of Series D Preferred Stock as in-kind dividend payments, and a total of 1,491,600 shares of Class A Common Stock, including 50,000 shares for services rendered, 1,287,800 shares issued for payment of notes and interest and 153,800 issues in payment of Series D Preferred Stock dividends.

                           ALANCO TECHNOLOGIES, INC.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on January 19, 2010, the following proposals were voted upon and approved by the stockholders.

Proposal # 1  Election of Directors
                                       For          Withhold       Total Voting
              Harold S. Carpenter  19,134,271       2,614,881       21,749,152
              Robert R. Kauffman   19,714,673       2,034,479       21,749,152
              James T. Hecker      19,603,730       2,145,422       21,749,152
              Thomas C. LaVoy      19,143,342       2,605,810       21,749,152
              John A. Carlson      19,790,524       1,958,628       21,749,152
              Donald E. Anderson   19,499,763       2,249,389       21,749,152
              Timothy P. Slifkin   19,727,510       2,021,642       21,749,152


Proposal # 2 Approve a proposal to authorize the board of directors, only if necessary and prudent, to issue to investors not more than 7.5 million shares of Class A Common Stock, including shares potentially issuable upon exercise of warrants, in excess of the limitation as specified in Nasdaq Rule 5635(d)(1-2). The common shares may be sold at a discount not to exceed fifteen percent (15%) of the market value at the time of issuance.

     For                 Against              Abstain           Total Voting
 19,003,317             2,452,126             294,109            21,749,552

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

Date:    February 16, 2010

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

Date:    February 16, 2010

/s/ John A. Carlson
________________________
John A. Carlson
Executive Vice President and Chief Financial Officer

                           ALANCO TECHNOLOGIES, INC.


EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

                                           /s/ Robert R. Kauffman
                                           ----------------------
                                           Robert R. Kauffman
                                           Chairman and Chief Executive Officer
                                           Alanco Technologies, Inc.
Dated:   February 16, 2010

                           ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

                                           /s/ John A. Carlson
                                           -------------------
                                           John A. Carlson
                                           Chief Financial Officer
                                           Alanco Technologies, Inc.
Dated:   February 16, 2010