Form 10-Q
period 2010-03-31
ALANCO TECHNOLOGIES INC
filed 2010-05-17
CIK 98618

ALANCO TECHNOLOGIES, INC.
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     _ X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2010
                                                ----------------

       ____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _____________ to ____________

                          Commission file number 0-9347
                                                --------

                            ALANCO TECHNOLOGIES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                                     Arizona
                                    ---------
         (State or other jurisdiction of incorporation or organization)

                                   86-0220694
                                  ------------
                      (I.R.S. Employer Identification No.)

              15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260
               (Address of principal executive offices) (Zip Code)

                                 (480) 607-1010
                                ----------------
                         (Registrant's telephone number)
                 ______________________________________________
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements in the past 90 days.    X   Yes   ___  No
                                          -----
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ___      Accelerated filer         ___

Non-accelerated file       ___      Smaller reporting company  X
                                                             -----

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
         ___      Yes         X     No
                            -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    As of May 11, 2010 there were 36,224,100 shares, net of treasury shares,
    ------------------------------------------------------------------------
                          of common stock outstanding.
                          ----------------------------

                           ALANCO TECHNOLOGIES, INC.
                                      INDEX
                                                                          Page
                                                                         Number
PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements
                     Condensed Consolidated Balance Sheets as of
                       March 31, 2010 (Unaudited)and June 30, 2009          4

                     Condensed Consolidated Statements of Operations
                       (Unaudited) For the three months ended March 31,
                       2010 and 2009                                        5

                     Condensed Consolidated Statements of Operations
                       (Unaudited) For the nine months ended March 31,
                       2010 and 2009                                        6

                     Condensed Consolidated Statements of Changes in
                       Shareholders' Equity (Unaudited)For the nine months
                       ended March 31, 2010                                 7

                     Condensed Consolidated Statements of Cash Flows
                       (Unaudited) For the nine months ended March 31,
                       2010 and 2009                                        8

         Notes to Condensed Consolidated Financial Statements (Unaudited)  10
                     Note A -   Basis of Presentation and Recent Accounting
                                  Pronouncements
                     Note B -   Stock-Based Compensation
                     Note C -   Inventories
                     Note D -   Assets Held For Sale
                     Note E -   Deferred Revenue
                     Note F -   Loss per Share
                     Note G -   Equity
                     Note H -   Related Party Transactions
                     Note I -   Line of Credit and Term Loan
                     Note J -   Litigation
                     Note K -   Subsequent Events
                     Note L -   Liquidity


         Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 21

         Item 3.     Quantitative and Qualitative Disclosures About Market
                       Risk                                                28

         Item 4T.    Controls and Procedures                               28

PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings                                     29

         Item 2.     Unregistered Sale of Equity Securities and Use of
                       Proceeds                                            30

         Item 4.     Submission of Matters to a Vote of Security Holders   30

         Item 6.     Exhibits                                              31

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

                           ALANCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2010 AND JUNE 30, 2009
                                                    March 31, 2010 June 30, 2009
                                                     ------------   ------------
ASSETS                                                (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                       $    214,100   $    413,500
    Accounts receivable, net                           3,061,500      2,303,000
    Inventories, net                                   1,024,700      1,354,800
    Assets held for sale                               6,593,200      7,574,100
    Prepaid expenses and other current assets            501,500        631,100
                                                     ------------   ------------
      Total current assets                            11,395,000     12,276,500
                                                     ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, NET                       246,300        320,900
                                                     ------------   ------------
OTHER ASSETS
    Goodwill, net                                     12,575,400     12,575,400
    Other intangible assets, net                         877,900      1,201,100
    Other assets                                         223,500        344,900
                                                     ------------   ------------
      Total other assets                              13,676,800     14,121,400
                                                     ------------   ------------
TOTAL ASSETS                                        $ 25,318,100   $ 26,718,800
                                                     ============   ============
LIABILITIES AND  SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses           $  2,790,000   $  2,539,300
    Dividends payable                                     29,600        106,500
    Notes payable, current                             2,631,600      1,716,500
    Capital leases, current                               17,300         15,100
    Customer advances                                    120,400        192,900
    Liabilites related to assets held for sale         1,721,200      2,248,400
    Deferred revenue, current                            329,800        248,300
                                                     ------------   ------------
      Total current liabilities                        7,639,900      7,067,000

LONG TERM LIABILITIES
    Notes payable, long term                           4,200,000      3,394,700
    Capital leases, long term                              9,900         23,200
    Deferred revenue, long term                          290,600        256,000
                                                     ------------   ------------
TOTAL LIABILITIES                                     12,140,400     10,740,900
                                                     ------------   ------------
    Preferred Stock - Series B, 108,400 and
      100,700 shares issued and outstanding,
      respectively                                     1,071,600        994,500
                                                     ------------   ------------
SHAREHOLDERS' EQUITY
    Preferred - Series D - 500,000 shares
      authorized, 134,200 and 285,500 shares
      outstanding, respectively                        1,333,800      2,847,700
    Preferred - Series E Convertible - 750,000
      shares authorized, 235,000 and 15,000 shares
      outstanding, respectively                          977,300         67,500
    Common Stock - 35,511,300 and 32,447,600 shares
      outstanding, net of 16,000 shares of Treasury
      Stock outstanding at both March 31, 2010
      and June 30, 2009                              106,875,300    105,570,200
    Accumulated deficit                              (97,080,300)   (93,502,000)
                                                     ------------   ------------
    Total shareholders' equity                        12,106,100     14,983,400
                                                     ------------   ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 25,318,100   $ 26,718,800
                                                     ============   ============

    See accompanying notes to the condensed consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

                                                         2010           2009
                                                    -------------  -------------
NET SALES                                          $   3,825,800  $   3,758,000
    Cost of goods sold                                 2,188,400      2,784,100
                                                    -------------  -------------
GROSS PROFIT                                           1,637,400        973,900

    Selling, general and administrative expense        1,437,400      1,182,000
    Corporate expense                                    227,100        309,100
    Amortization of stock-based compensation              72,500        113,100
    Depreciation and amortizaton                         133,000        129,400
                                                    -------------  -------------
OPERATING LOSS                                          (232,600)      (759,700)

OTHER INCOME & (EXPENSES)
    Interest expense, net                               (277,400)      (190,600)
    Other income (expense), net                             (800)          (500)
                                                    -------------  -------------
LOSS FROM CONTINUING OPERATIONS                         (510,800)      (950,800)

LOSS FROM DISCONTINUED OPERATIONS                       (510,000)       (56,900)
                                                    -------------  -------------
NET LOSS                                              (1,020,800)    (1,007,700)
    Preferred stock dividends                            (43,600)      (127,200)
                                                    -------------  -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS       $  (1,064,400) $  (1,134,900)
                                                    =============  =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
         - Continuing operations                   $       (0.01) $       (0.03)
                                                    =============  =============
         - Discontinued operations                 $       (0.01) $       (0.00)
                                                    =============  =============
         - Preferred stock dividends               $       (0.00) $       (0.00)
                                                    =============  =============
         - Net loss per share attributable to
           common shareholders                     $       (0.03) $       (0.04)
                                                    =============  =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

         - Basic and diluted                          34,654,400     31,932,200
                                                    =============  =============

    See accompanying notes to the condensed consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)
                                                         2010           2009
                                                    -------------  -------------
NET SALES                                          $  10,430,000  $  10,460,300
    Cost of goods sold                                 5,935,500      7,739,500
                                                    -------------  -------------
GROSS PROFIT                                           4,494,500      2,720,800

    Selling, general and administrative expense        4,122,400      3,843,800
    Corporate expense                                    657,700        616,100
    Amortization of stock-based compensation             311,400        339,400
    Depreciation and amortizaton                         403,100        365,800
                                                    -------------  -------------
OPERATING LOSS                                        (1,000,100)    (2,444,300)

OTHER INCOME & (EXPENSES)
    Interest expense, net                               (657,300)      (702,700)
    Other income (expense), net                           (2,700)      (185,300)
                                                    -------------  -------------
LOSS FROM CONTINUING OPERATIONS                       (1,660,100)    (3,332,300)

LOSS FROM DISCONTINUED OPERATIONS                     (1,616,400)      (157,800)
                                                    -------------  -------------
NET LOSS                                              (3,276,500)    (3,490,100)
    Preferred stock dividends                           (301,800)      (347,300)
                                                    -------------  -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS       $  (3,578,300) $  (3,837,400)
                                                    =============  =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED

         - Continuing operations                   $       (0.05) $       (0.11)
                                                    =============  =============
         - Discontinued operations                 $       (0.05) $       (0.00)
                                                    =============  =============
         - Preferred stock dividends               $       (0.01) $       (0.01)
                                                    =============  =============
         - Net loss per share attributable to
           common shareholders                     $       (0.11) $       (0.12)
                                                    =============  =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

         - Basic and diluted                          33,720,200     31,669,000
                                                    =============  =============

    See accompanying notes to the condensed consolidated financial statements

                                                    ALANCO TECHNOLOGIES, INC.

                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE NINE MONTHS ENDED MARCH 31, 2010 (unaudited)

                                                                     SERIES D            SERIES E
                                             COMMON STOCK         PREFERRED STOCK     PREFERRED STOCK    ACCUMULATED
                                          SHARES      AMOUNT     SHARES     AMOUNT   SHARES     AMOUNT     DEFICIT         TOTAL
                                       -----------------------  ------------------  ------------------  ------------- -------------
Balances, June 30, 2009                32,447,600 $105,570,200  285,500 $2,847,700   15,000  $  67,500  $(93,502,000)  $ 14,983,400

  Shares issued for services               30,000       14,800      -          -       -           -             -           14,800
  Shares issued for payment on notes
    and interest                        2,542,800      816,000      -          -       -           -             -          816,000
  Value of stock based compensation           -        341,800      -          -       -           -             -          341,800
  Private offering, net of expenses       200,000       52,200      -       (1,300) 220,000    909,800           -          960,700
  Series D Preferred dividends, paid
    as indicated                          290,900      105,300   17,800    178,500     -           -             -          283,800
  Series D Preferred Stock converted
    to debt                                   -            -   (169,100)(1,691,100)    -           -             -       (1,691,100)
  Series B Preferred dividends, paid
    in kind                                   -            -        -          -       -           -         (77,000)       (77,000)
  Series D Preferred dividends, paid
    or accrued                                -            -        -          -       -           -        (194,100)      (194,100)
  Series E preferred dividends, paid
    or accrued                                -            -        -          -       -           -         (30,700)       (30,700)
  NASDAQ listing fees and other               -        (25,000)     -          -       -           -             -          (25,000)
  Net loss                                    -            -        -          -       -           -      (3,276,500)    (3,276,500)
                                       ---------- ------------ -------- ----------  -------  ---------  ------------- --------------
Balances, March 31, 2010               35,511,300 $106,875,300  134,200 $1,333,800  235,000  $ 977,300  $(97,080,300) $  12,106,100
                                       ========== ============ ======== ==========  =======  =========  ============= ==============

                                See accompanying notes to the consolidated financial statements

                                                              7

                           ALANCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

                                                          2010          2009
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss from continuing operations                  $ (3,276,500) $ (3,490,100)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
         Depreciation and amortization                    478,200       442,400
         Stock-based compensation                         341,800       360,800
         Stock issued for services                         14,800        23,600
         Treasury share adjustment related to
           TSIN acquisition                                   -         187,500
         Loss on sale of data storage assets               48,700          -
         Impairment charge                                325,000          -
         Notes payable/receivable write-off
           associated with TSIN settlement, net               -        (284,500)
         Interest converted to equity                      62,500          -
         Fees and interest paid with debt                 108,100          -
    Changes in operating assets and liabilities:
         Accounts receivable, net                        (758,500)      321,600
         Inventories, net                                 370,500     1,698,400
         Costs in excess of billings and estimated
           earnings on uncompleted contracts               56,600      (373,200)
         Prepaid expenses and other current assets        186,200      (738,100)
         Accounts payable and accrued expenses           (445,100)     (424,800)
         Deferred revenue                                 (13,700)      101,900
         Billings and estimated earnings in excess
           of costs on uncompleted contracts             (146,900)     (112,600)
         Customer advances                                677,500        10,200
         Other assets                                     143,600       278,400
                                                      ------------  ------------
    Net cash used in operations                        (1,827,200)   (1,998,500)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment             (15,200)     (220,500)
    Cash received for sale of net data storage assets      61,500          -
    Patent renewal and other                                  -         (12,700)
                                                      ------------  ------------
      Net cash provided (used) in investing
        activities                                   $     46,300  $   (233,200)
                                                      ------------  ------------

    See accompanying notes to the condensed consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                 FOR THE NINE MONTHS ENDED MARCH 31, (continued)

                                                          2010          2009
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (repayments) advances on line of credit           162,700     1,250,000
    Repayment on borrowings                              (305,500)   (1,627,600)
    Proceeds from debt                                    812,700       500,000
    Repayment of capital lease                            (11,100)       (8,300)
    Proceeds from sale of equity instruments              965,500     2,049,200
    Cash dividends paid                                   (17,800)     (125,000)
    Other                                                 (25,000)      (44,300)
                                                      ------------  ------------
      Net cash provided by financing activities         1,581,500     1,994,000
                                                      ------------  ------------

NET DECREASE IN CASH                                     (199,400)     (237,700)

CASH AND CASH EQUIVALENTS, beginning of period            413,500       726,900
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS, end of period             $    214,100  $    489,200
                                                      ============  ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

    Net cash paid during the period for interest     $    323,300  $    261,100
                                                      ============  ============

    Non-Cash Activities:
      Value of shares issued for services            $     14,800  $     65,800
                                                      ============  ============
      Treasury stock adjustment related to TSIN
        acquisition                                  $       -     $    187,500
                                                      ============  ============
      Write-off of contingent notes payable
        - TSIN settlement                            $       -     $    314,100
                                                      ============  ============
      Write-off of notes receivable-TSIN settlement  $       -     $     29,600
                                                      ============  ============
      Shares issued in acquisition                   $       -     $     72,900
                                                      ============  ============
      Fixed assets purchased with a capital lease    $       -     $     50,000
                                                      ============  ============
      Value of stock & warrants issued for line of
        credit amendment                             $       -     $     62,400
                                                      ============  ============
      Value of stock issued for payment of notes     $    748,700  $       -
                                                      ============  ============
      Value of stock issued for payment of interest  $     67,300  $       -
                                                      ============  ============
      Dividends payable                              $     29,600   $   103,600
                                                      ============  ============
      Series B preferred stock dividend,
        paid in kind                                 $     77,000  $     69,600
                                                      ============  ============
      Series D preferred stock dividend,
        paid in kind                                 $    178,500  $       -
                                                      ============  ============
      Series D preferred stock dividend,
        paid in common                               $    105,300  $     49,100
                                                      ============  ============
      Series D preferred stock converted
        to line of credit                            $  1,691,100  $       -
                                                      ============  ============
      Net data storage assets sold                   $    110,200  $       -
                                                      ============  ============

    See accompanying notes to the condensed consolidated financial statements

                           ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation and Recent Accounting Pronouncements

         Alanco Technologies, Inc., an Arizona corporation ("Alanco" or "Company"), has in recent years reported three business segments: Data Storage, Wireless Asset Management and RFID Technology. During fiscal year ended June 30, 2009, the Company implemented a plan to divest the operations of the Company's Data Storage segment and reinvest the proceeds into the Company's Wireless Asset Management and RFID Technology segments. The Company expanded its divestiture plan during the quarter ended September 30, 2009 to include the RFID Technology segment. During the current quarter ended March 31, 2010, the Company sold assets of its Data Storage segment. Accordingly, the "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" presented in the attached balance sheets as of March 31, 2010 consist of the RFID Technology segment and as of June 30, 2009 consist of both the Data Storage and the RFID Technology segment assets and liabilities.

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

         Long-lived assets, goodwill and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected discounted cash flows.

        The Company will complete a formal evaluation of goodwill and other intangible asset values as of June 30, 2010, the Company's fiscal year end. Although the Company is continuing to seek buyers for its RFID Technology segment, the Company recognizes that as of the filing of this Form 10-Q it has not received an acceptable offer, and that fact, coupled with the reduction in state governments revenue reducing their ability to fund projects, and the federal government action of putting on hold the significant DRO contract previously announced by the RFID Technology segment, it appears that a significant impairment charge may be required at year end. The Company cannot currently estimate an appropriate value of that potential impairment charge and therefore has not recorded an amount as of March 31, 2010. If no acceptable offer is received, or economic conditions do not improve, by June 30, 2010, the Company will reasses the goodwill value and may report an impairment charge of part, or all, of the $5,076,700 goodwill value reported at March 31, 2010 for the RFID Technology segment.

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

Recent Accounting Pronouncements

         With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2010, that are of significance, or potential significance, to us.

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

         In January 2010, the FASB issued guidance on the accounting for distributions to shareholders with components of stock and cash. The guidance is effective for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

                           ALANCO TECHNOLOGIES, INC.

         In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance is effective for fiscal years ending after December 15, 2009 and December 15, 2010. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

         In February 2010, the FASB issued guidance stating that SEC filers need not disclose the date through which subsequent events have been evaluated. The guidance is effective upon issuance and the Company has adopted this guidance.

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

Assumptions for awards of options granted during the nine months ended March 31, 2010 were:

                                                               Awards granted
                                                              nine months ended
                                                                March 31, 2010
                                                                --------------
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

         The following table summarizes the Company's stock option activity during the first nine months of fiscal 2010:

                                                    Weighted Average
                                    Weighted Average   Remaining      Aggregate
                                     Exercise Price    Contractual    Intrinsic
                              Shares     Per Share      Term (1)      Value (2)
                            ----------  -----------  -------------  ------------

Outstanding July 1, 2009    6,044,700      $0.94         3.41             --
    Granted                 1,415,000 (3)  $0.50         4.36             --
    Exercised                   --         $0.00          --              --
    Forfeited or expired     (379,850)     $0.98          --              --
                            ----------  -----------  -------------  ------------
Outstanding March 31, 2010  7,079,850      $0.85         3.04             $0
                            ==========  ===========  =============  ============
Exercisable March 31, 2010  5,939,500      $0.89         2.95             $0
                            ==========  ===========  =============  ============

(1) Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2010, for those awards that have an exercise price below the closing price as of March 31, 2010 of $0.23.
(3) Options granted during the nine months ended March 31, 2010 totaling 1,415,000 shares had an aggregate fair value of $205,200, or $.15 per option share granted.

                           ALANCO TECHNOLOGIES, INC.

Note C - Inventories

         Inventories are recorded at the lower of cost or market. The composition of inventories as of March 31, 2010 and June 30, 2009 are summarized as follows:

                                                   March 31,         June 30,
                                                     2010              2009
                                               ----------------  ---------------
                                                  (unaudited)
         Raw materials and purchased parts    $      1,439,700  $     1,954,800
         Work-in-process                                --               --
                                               ----------------  ---------------
                                                     1,439,700        1,954,800
         Less reserves for obsolescence               (415,000)        (600,000)
                                               ----------------  ---------------
                                              $      1,024,700  $     1,354,800
                                               ================  ===============


Note D - Assets Held For Sale

         During fiscal year ended June 30, 2009, the Company implemented a plan to divest the operations of its Data Storage segment and reinvest the proceeds into the Company's Wireless Asset Management and RFID Technology segments. The Company expanded its divestiture plan during the quarter ended September 30, 2009 to include the RFID Technology segment. The Company entered into agreements with investment bankers to represent the Company in the sale of those assets and liabilities. During the quarter ended March 31, 2010, the Company executed an agreement to sell substantially all of the assets and liabilities of its Data Storage segment. Accordingly, the "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" presented in the attached balance sheets as of March 31, 2010 consist primarily of the RFID Technology segment and as of June 30, 2009 consist of both the Data Storage and the RFID Technology segment assets and liabilities. The reclassification of those segment assets and liabilities to "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" does not affect the reported net loss for the periods presented.

         During the quarter ended March 31, 2010, the Company recorded a loss on the sale of approximately ($48,700) reducing "Assets Held for Sale" values to reflect the Company's latest assessment of sales value of the Data Storage segment assets. The loss on sale was in addition to the $325,000 impairment charge recorded during the quarter ended December 31, 2009. The loss on sale increased the Loss from Discontinued Operations for the quarter ended March 31, 2010. The Company is continuing to operate the RFID Technology segment and believes the net asset value recorded for the business segment is appropriate. However, at March 31, 2010, a firm acceptable offer has not yet been received for the RFID Technology segment assets and liabilities.

         The operating results for Assets Held for Sale (Data Storage segment and RFID Technology segment) for the nine months and three months ended
March 31, 2010 and 2009 were as follows:

                           ALANCO TECHNOLOGIES, INC.

Operating Results -Assets Held for Sale
                                  Nine Months Ended       Three Months Ended
                                      March 31,                March 31
                                  2010         2009        2010         2009
                              -----------  -----------  -----------  -----------
Sales
    Data Storage             $   974,100  $ 1,777,200  $   144,600  $   454,500
    RFID Technology              674,000    4,209,700      110,300      851,700
                              -----------  -----------  -----------  -----------
  Total Sales                $ 1,648,100  $ 5,986,900  $   254,900  $ 1,306,200
                              ===========  ===========  ===========  ===========

Gross Profit
    Data Storage             $   321,000  $   533,800  $    36,700  $   135,800
    RFID Technology               86,500    1,272,600      (27,700)     428,200
                              -----------  -----------  -----------  -----------
  Total Gross Profit         $   407,500  $ 1,806,400  $     9,000  $   564,000
                              ===========  ===========  ===========  ===========

Gross Margin
    Data Storage                    33.0%        30.0%        25.4%        29.9%
    RFID Technology                 12.8%        30.2%       -25.1%        50.3%
  Total Gross Margin                24.7%        30.2%         3.5%        43.2%

Selling, General and Adm.
 Expense
    Data Storage             $   410,400  $   783,800  $    98,800  $   228,300
    Data Storage impairment
     charge                      325,000          -           -            -
    RFID Technology            1,239,800    1,180,300      371,500      392,600
                              -----------  -----------  -----------  -----------
  Total SG&A Expense         $ 1,975,200  $ 1,964,100  $   470,300  $   620,900
                              ===========  ===========  ===========  ===========

Income (Loss) from
 discontinued operations
    Data Storage             $  (414,400) $  (250,000) $   (62,100) $   (92,500)
    Loss on Sale
     - Data Storage segment      (48,700)         -        (48,700)        -
    RFID Technology           (1,153,300)      92,200     (399,200)      35,600
                              -----------  -----------  -----------  -----------
  Total discontinued
   operations                $(1,616,400) $  (157,800) $  (510,000) $   (56,900)
                              ===========  ===========  ===========  ===========

Capital Expenditures
    Data Storage             $     -      $     1,000  $      -     $      -
    RFID Technology                5,600       83,000         -          40,500
                              -----------  -----------  -----------  -----------
  Total Capital Expenditures $     5,600  $    84,000  $      -     $    40,500
                              ===========  ===========  ===========  ===========

Depreciation and Amortization
    Data Storage             $    18,200  $    15,000  $     4,600  $     4,900
    RFID Technology               57,100       61,600       14,800       22,100
                              -----------  -----------  -----------  -----------
  Total Depreciation and
   Amortization              $    75,300  $    76,600  $    19,400  $    27,000
                              ===========  ===========  ===========  ===========

                           ALANCO TECHNOLOGIES, INC.

Assets Held for Sale at March 31, 2010 and June 30, 2009 consisted of the following:


Net Assets Held for Sales Table
                                                         March 31,     June 30,
                                                           2010          2009
                                                        -----------  -----------
Assets held for sale
  Inventory, net
      Data Storage                                     $    50,000  $   527,200
      RFID Technology                                      992,600      980,000
                                                        -----------  -----------
  Total Inventory, net                                 $ 1,042,600  $ 1,507,200
                                                        ===========  ===========
  Costs and estimated earnings in excess of billings
      RFID Technology                                  $   115,800  $   172,500
                                                        -----------  -----------
  Total costs and estimated earnings in excess of
   billings                                            $   115,800  $   172,500
                                                        ===========  ===========
  Prepaid expenses and other assets
      Data Storage                                     $      -     $    67,100
      RFID Technology                                      299,800      326,300
                                                        -----------  -----------
  Total prepaid expenses and other assets              $   299,800  $   393,400
                                                        ===========  ===========
  Property, plant and equipment, net
      Data Storage                                     $      -     $    49,900
      RFID Technology                                       58,300       94,800
                                                        -----------  -----------
  Total property, plant and equipment, net             $    58,300  $   144,700
                                                        ===========  ===========
  Goodwill
      Data Storage                                     $      -     $   279,600
      RFID Technology                                    5,076,700    5,076,700
                                                        -----------  -----------
  Total goodwill                                       $ 5,076,700  $ 5,356,300
                                                        ===========  ===========
  Total assets held for sale                           $ 6,593,200  $ 7,574,100
                                                        ===========  ===========

Liabilities related to assets held for sale
  Billings in excess of costs and estimated earnings
      RFID Technology                                  $    98,700  $   245,500
                                                        -----------  -----------
  Total billings in excess of costs and estimated
   earnings                                            $    98,700  $   245,500
                                                        ===========  ===========
  Deferred warranty revenue and customer advances
      Data Storage                                     $      -     $   231,200
      RFID Technology                                      811,400      805,500
                                                        -----------  -----------
  Total deferred warranty revenue and customer
   advances                                            $   811,400  $ 1,036,700
                                                        ===========  ===========
  Accounts payable and accrued expenses
      Data Storage                                     $      -     $   199,900
      RFID Technology                                      811,100      766,300
                                                        -----------  -----------
  Total accounts payable and accrued expenses          $   811,100  $   966,200
                                                        ===========  ===========
  Total liabilities related to assets held for sale    $ 1,721,200  $ 2,248,400
                                                        ===========  ===========

  The Company believes that cash and accounts receivable balances of entities held for sale will not be included in the anticipated sales and accordingly has included those balances in consolidated cash and accounts receivable balances presented.

                           ALANCO TECHNOLOGIES, INC.

         If Discontinued Operations had been included in the continuing consolidated operating results for the three-months ended March 31, 2010, sales would have been $4,080,700 compared to $5,064,200 for the same period of the prior year, a decrease of $983,500 or 19.4%. Gross profit would have increased to $1,646,400, an increase of $108,500 or 7.1%, when compared to the comparable quarter of the prior fiscal year. Selling, General and Administrative expenses would have increased $34,500 to $2,389,000 compared to $2,354,500 in the quarter ended March 31, 2009. The operating loss would have been ($742,600) compared to an operating loss of ($816,600) for the same quarter of the prior year, a decrease of $74,000 or 9.1%. The improved operating results were due primarily to improved margins (40.3% vs. 30.4%).

         If Discontinued Operations had been included in the continuing consolidated operating results for the nine-months ended March 31, 2010, sales would have been $12,078,100 compared to $16,447,200 for the same period of the prior year, a decrease of $4,369,100 or 26.6%. The change in sales is primarily due to decreases in both the Data Storage segment and the RFID Technology segment. Gross profit would have increased to $4,902,000, an increase of $374,900 or 8.3%, when compared to the comparable quarter of the prior fiscal year. Gross margins for the nine months ended March 31, 2010 improved to 40.6% from 27.5% for the same period of the prior year. Selling, General and Administrative expenses would have increased $389,300 or 5.5% to $7,518,500 from $7,129,200 in the nine-months ended March 31, 2009. The operating loss would have been ($2,616,500) compared to an operating loss of ($2,602,100) for the same period of the prior year, an increase of $14,400.

         Effective February 28, 2010, the Company sold its Data Storage operation to an entity controlled by an investment banking group located in Los Angeles, California. The net book value of assets sold, net of liabilities assumed by buyer, amounted to $110,200. The Company retained the accounts receivables at February 28, 2010 and the agreement requires the buyer to collect accounts receivable balances and transmit proceeds collected to the Company in a timely manner. The sale, net of costs, resulted in a loss on sale of approximately ($48,700).

         The reclassification of the Data Storage and RFID Technology segments to Discontinued Operations does not affect the reported net loss for the periods presented as both segments' results are reflected in Income (Loss) From Discontinued Operations.

Note E - Deferred Revenue

Deferred revenues at March 31, 2010 and June 30, 2009 consist of the following:


                                                   March 31,         June 30,
                                                     2010              2009
                                               ----------------  ---------------
                                                  (unaudited)
         Deferred revenue                     $        620,400  $       504,300
         Less - current portion                       (329,800)        (248,300)
                                               ----------------  ---------------
         Deferred revenue - long term         $        290,600  $       256,000
                                               ================  ===============


Note F - Loss Per Share

         Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options, warrants, and convertible debt that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2010, there were zero potentially dilutive securities included in the weighted average shares of common stock outstanding as inclusion of outstanding stock options, warrants, and stock issuable upon conversion of debt or preferred stock would be anti-dilutive.

                           ALANCO TECHNOLOGIES, INC.

Note G - Equity

         During the nine months ended March 31, 2010, the Company issued a total of 3,063,700 shares of Class A Common Stock. Included were 30,000 shares issued for services valued at $14,800, 290,900 Common shares issued in payment of certain Series D Preferred Dividend obligations,1,000,000 Common shares, valued at $410,000, issued to Tenix Holding, Inc. for payment of a note and related interest, 542,800 Common shares, valued at $166,500, issued to ComVest Capital, LLC in partial payment of notes payable and interest, and 1,200,000 Common shares (discussed below) issued to Seaside in connection with a stock purchase agreement discussed below. The Company also issued 17,800 shares, valued at $178,500, of Class D Preferred Stock as payment in-kind of certain Series D Preferred Dividend obligations.

         ComVest Capital LLC, pursuant to a December 30, 2009 term loan amendment discussed in the equity footnote above and in Note I - Line of Credit and Term Loan, elected during the nine months ended March 31, 2010 to convert a portion of its note into 542,800 shares of the Company's Class A Common Stock, valued at $166,500. The average value per share of the conversion payments was approximately $0.31 per share.

         On January 18, 2010, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") with Seaside 88, LP, a Florida limited partnership ("Seaside"), relating to the sale of up to 2,000,000 shares of the Company's common stock. The Stock Purchase Agreement requires the Company to issue and sell, and Seaside to purchase, up to 200,000 shares of Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, beginning on January 19, 2010 (the "Initial Closing") and ending on or about the date that is eighteen (18) weeks subsequent to the Initial Closing. The purchase price of the Common Stock at each closing is an amount equal to the lower of (i) the volume weighted average of actual trading prices of the Common Stock on the NASDAQ Capital Market (the "VWAP") for the ten consecutive trading days immediately prior to a Closing Date multiplied by 0.86 and (ii) the VWAP for the trading day immediately prior to a Closing Date multiplied by 0.88. The Stock Purchase Agreement provides that the Company may terminate the agreement at any time, so long as all other obligations of the Company to Seaside, if any, have been retired or satisfied in full, upon ten days' prior written notice to Seaside. Expenses related to the transactions amount to $25,000 for the first closing and $2,500 for each additional closing.

         The Offering is made pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-163288), which was declared effective by the Securities and Exchange Commission on December 30, 2009. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

         During the quarter ended March 31, 2010, the Company sold 1.2 million Class A Common shares under the Seaside Agreement for a gross amount of $298,600, or approximately $.25 per share. Expense related to the transaction amount to approximately $30,000. The amounts to be raised in subsequent closings are not estimable as of the date of this Form 10-Q.

         In a separate transaction during the quarter ended March 31, 2010 with Seaside, Seaside loaned the Company $350,000 pursuant to the Company's promissory note in said amount, payable on or before May 1, 2010 (the "Promissory Note"). If not sooner paid, the net proceeds of the sale of the Shares to Seaside will be applied to reduce the outstanding balance of the Promissory Note. The note has been paid in full.

         The Company also completed a private offering to accredited investors during the nine months ended March 31, 2010, with the issuance of 220,000 shares of Series E Convertible Preferred Stock with a stated value of $4.50 per share, receiving $909,800, net of expenses. 6.8%, or 15,000, of the 220,000 Series E Preferred Shares were sold to a director and officer of the Company.

                           ALANCO TECHNOLOGIES, INC.

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

         During the nine months ended March 31, 2010, the Company declared and paid dividends-in-kind on the Company's Series B preferred shares through the issuance of 7,700 shares of Series B Preferred Stock valued at $77,100. The Company's Preferred Stocks are more fully discussed in Form 10-K for the year ended June 30, 2009.

         The value of employee stock-based compensation recognized for the nine months ended March 31, 2010 amounted to $341,800, compared to $360,800 recognized in the comparable nine-month period of the prior fiscal year. See Note A - Basis of Presentation and Recent Accounting Pronouncements for additional discussion of the Company's policies related to employee stock-based compensation.

         On January 29, 2010, the Company received a letter from NASDAQ indicating that the Company was out of compliance with NASDAQ rules pertaining to voting rates relative to the issuance of 205,000 shares of Series E Preferred Stock that has a heavier voting rate than the Company's outstanding Class A Common Stock, in violation of NASDAQ's voting rights rule and policy set forth in Listing Rule 5640 and IM-5640 ("the Rule"). The Series E Preferred Stock issued allowed the investors to vote the number of votes equal to the number of Class A Common Shares into which the Series E Preferred Stock is convertible. Under the Rule the holder of Series E Preferred Stock would be limited to the lesser of (i) the number of shares of Class A Common Stock into which the Preferred Stock is convertible, or (ii) that number which is equal to the purchase price per share of Series E Convertible Preferred Stock paid by the shareholder to the Company divided by the closing consolidated bid price of the Class A Common Stock on the trading day immediately previous to the issuance of the shares of Series E Convertible Preferred Stock. The maximum voting effect, assuming the maximum votes by the Preferred E stockholders, would be less than 1% of the outstanding voting rights. The Company submitted a plan to regain compliance with the NASDAQ Rule which NASDAQ has accepted.

         The Company has obtained amendments to the Series E Convertible Preferred Stock purchase agreements modifying the voting rights to comply with the Rule and has amended the designation of the Series E Preferred Stock to comply with the Rule.

         During the quarter ended March 31, 2010, the Company completed an agreement with the Series D Preferred Stock shareholders to amend the Powers, Preferences, Rights and Limitations reducing dividends from 15% per annum to 5% and to provide a conversion feature into shares of the Company's Class A Common Stock at a rate of $0.50 per share.

Note H - Related Party Transactions

         The Company has a line of credit agreement ("Agreement"), more fully discussed in the Company's Form 10-K for the year ended June 30, 2009, with a private trust controlled by Mr. Donald Anderson, a greater than five percent shareholder of the Company and member of the Company's Board of Directors. Mr. Anderson was also the holder of a $500,000 unsecured note issued by StarTrak Systems LLC (a wholly owned subsidiary of the Company) and had disclosed beneficial ownership of approximately $1.69 million in Series D Preferred Stock owned by the trust and several related corporations. During the quarter ended December 31, 2009, the Company amended the Agreement increasing the credit line to $5.7 million and converting the $1.69 million of Series D Preferred Stock, the $500,000 note and approximately $96,200 of accrued interest and fees into the line of credit balance. The transaction resulted in a $5,537,300 balance due under the Agreement, leaving $162,700 available which the company had drawn as of December 31, 2009.

         As discussed in the equity footnote above, during the nine months ended March 31, 2010, the Company issued a total of 290,900 shares of Class A Common Stock, valued at $105,300 and 17,800 shares of Series D Preferred Stock, valued at $178,500, in payment of Series D Preferred Stock dividends. Included were 22,000 shares of Class A Common Stock, or approximately 8%, valued at $10,600, issued to officers and directors of the Company. Officers

                           ALANCO TECHNOLOGIES, INC.

and Directors of the Company were issued 14,200, or approximately 88%, of the 16,100 Series D Preferred shares issued as stock dividends. The Company also completed a private offering to accredited investors during the nine-months ended March 31, 2010, with the issuance of 220,000 shares of Series E Convertible Preferred Stock with a stated value of $4.50 per share, receiving $909,800, net of expenses. 6.8%, or 15,000, of the 220,000 Series E Preferred Shares were sold to a director and officer of the Company.

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

         On March 31, 2010, the Company issued a $100,000 note payable to an officer and director for an additional $100,000 of working capital provided to the Company. The note is unsecured, bears interest at a rate of 12% and is payable within thirty (30) days following written demand for such payment by the Holder.

Note I - Line of Credit and Term Loan

         During the quarter ended December 31, 2009, the Company modified its line of credit agreement with a private trust, initially entered into in June 2002, (the "Agreement") increasing the credit line from $3.25 million to $5.7 million. The Agreement amendment converted $1,691,100 of Series D Preferred Stock held by the Lender or related entities, $96,200 of accrued interest and fees due the trust and a $500,000 term loan (issued by the Company's wholly owned subsidiary, StarTrak Systems LLC and held by the trust) into the line of credit balance, resulting in an available balance under the line of $162,700. Under the Agreement, the Company must maintain a minimum balance due of at least $2.5 million through the January 1, 2011 maturity date. Interest is accrued at the prime rate plus 3% for any balance up to $2 million and 12% on balances in excess of $2 million. At March 31, 2010, the Company had drawn the maximum balance under the Agreement.

         In November of 2009, the Company issued a $200,000 note payable to a private investor for additional working capital. The note is unsecured, bears interest at a rate of 10% and was paid subsequent to March 31, 2010.

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

         On December 30, 2009, the Company again amended its term loan agreement with ComVest Capital LLC, modifying the principal payments required. Payments were restructured by eliminating a $50,000 payment due in January 2010 and stipulating the repayment of the remaining balance at $100,000 per month for the months February through May 2010, with the final installment due on June 1, 2010. The amendment reduced the conversion price of up to $100,000 of principal and interest balance convertible anytime between January 1, 2010 and February 28, 2010 from ninety (90%) percent to eighty (80%) of the weighted average closing price for the Common Stock on the NASDAQ capital market for the five (5) trading days immediately before January 1, 2010.

                           ALANCO TECHNOLOGIES, INC.

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

Note J - Litigation

         The Company may, from time to time, be involved in litigation arising from the normal course of business. As of March 31, 2010, there was no such litigation pending deemed material by the Company.

Note K - Subsequent Events

         Subsequent to March 31, 2010, the Company announced a major strategic investment by ORBCOMM, Inc., a global satellite data Communications Company focused on two-way Machine-to-Machine (M2M) communications and leading provider of space-based Automatic Identification System (AIS) services. ORBCOMM purchased 500,000 shares of Alanco Series E Convertible Preferred Stock for a total investment of $2,250,000 ($4.50 per preferred share convertible into twelve Class A Common Shares), and entered into a Product/Software Development Cooperation Agreement for Alanco's StarTrak Systems subsidiary to develop, manufacture and market new products featuring dual-mode cellular and ORBCOMM satellite communications capabilities, to operate over the ORBCOMM communication networks.

         Subsequent to March 31, 2010, the Company paid Series E Preferred Stock dividends of $12,900 in cash and issued 72,700 shares of Class A Common Stock, valued at $16,700 as payment for Series D Preferred Stock dividends that had been accrued at March 31, 2010. 6.4% of the Series E dividend was paid to an officer and director of the Company and 17,300, or 23.8%, of the shares were issued to officers and directors of the Company.

         In compliance with the terms of the Seaside Stock Purchase Agreement discussed in Note G - Equity above, the Company issued subsequent to March 31, 2010, 600,000 Class A Common shares, valued at $156,300.

Note L - Liquidity

         During the nine months ended March 31, 2010, the Company reported a Net Loss of approximately $3.3 million. During fiscal year ended June 30, 2009 the Company reported Net Loss of approximately $5.5 million.

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

         Long-lived assets, goodwill and intangible assets - The Company reviews carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected cash flows.

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

Results of Operations

         (A) Three months ended March 31, 2010 versus three months ended March 31, 2009

Net Sales
         Net sales from continuing operations for the third fiscal quarter ended March 31, 2010 were $3,825,800, an increase of $67,800, or 1.8%, compared to net sales of $3,758,000 reported for the comparable quarter of the prior year. The slight increase resulted from increased hardware shipments during the current quarter compared to the quarter ended March 31, 2009. Although revenues are affected by general economic conditions and may fluctuate on a quarter to quarter comparison, management believes that both hardware sales and monitoring revenues will continue to increase throughout fiscal year 2010 through new product introductions and increased market penetration.

                           ALANCO TECHNOLOGIES, INC.

Gross Profit
         Gross profit from continuing operations for the quarter ended March 31, 2010 amounted to $1,637,400, an increase of $663,500, or 68.1% compared to $973,900 in gross profit reported for the comparable quarter of the prior year. The gross profit increase was due to improved margins in both hardware sales and monitoring services. Gross margin increased to 42.8% compared to 25.9% reported in the same period of the prior year. The increase in both gross profit and gross margin was due primarily to reduced warranty costs related to an early version of ReeferTrak product that negatively effected margins in the quarter ended March 31, 2009 and the completion of low margin hardware shipments in the prior year required to convert several major customers from analog to digital products. Gross margin can be impacted in all business segments by economic conditions and specific market pressures. As a result, the changes in gross margins reported for the current quarter are not considered to be trends. Management does expect current fiscal year gross margins will continue to improve compared to the same periods in the prior year, although the gross margin improvement may not be as significant as was reported for the third quarter ended March 31, 2010.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2010 were $1,437,400, a $255,400, or 21.6%, increase when compared to the $1,182,000 reported for the comparable period of the prior year. The increase resulted primarily from increases in engineering, customer service and sales expense.

         Corporate expenses reported for the current quarter of $227,100 represents a decrease of $82,000 compared to $309,100 reported for the quarter ended March 31, 2009. Corporate expenses for the three months ended March 31, 2010 decreased primarily due to a reduction in payroll expense as a result of reduced staffing and reduced legal expense.

         Amortization of stock-based compensation reported for the quarter ended March 31, 2010 decreased to $72,500, a decrease of $40,600, or 35.9%, from $113,100 reported in the comparable quarter of the prior year. The reduction relates primarily to the Company's election to accelerate vesting of certain officer, director and employee stock options in prior periods.

         Depreciation and amortization expense for the quarter increased slightly to $133,000 from $129,400 in the same quarter of the prior period.

Operating Loss
         Operating Loss for the quarter ended March 31, 2010 was ($232,600) compared to an Operating Loss of ($759,700) reported for the same quarter of the prior year, an improvement of $527,100, or 69.4%. The improved operating results are due to a significant improvement in gross margins.

Other Income and Expense
         Net interest expense for the quarter increased to $277,400, an increase of $86,800, or 45.5%, compared to net interest expense of $190,600 for the same quarter in the prior year. The increase was due to increased borrowing compared to the comparable quarter ended March 31, 2009.

Loss From Continuing Operations
         Loss from continuing operations for the quarter decreased $440,000, or 46.3% to ($510,800) from ($ 950,800) in the quarter ended March 31, 2009. The improvement is primarily due to improved gross profit as a result of improved sales and gross margins.

Discontinued Operations
         The Company reported a loss from Discontinued Operations for the quarter ended March 31, 2010 of ($510,000), an increase of ($453,100) compared to a loss from Discontinued Operations of ($56,900) reported for the comparable quarter of the prior year. The significant increase in loss from discontinued operations resulted primarily from the approximately $48,700 loss the Company recorded on the sale of the Data Storage segment and a reduction in sales and related gross profits in the RFID segment operations due to delays in the previously announced project to provide RFID inmate tracking systems for nineteen U.S. Immigration Detention Facilities. This project is currently on hold.

                           ALANCO TECHNOLOGIES, INC.

(Loss) Earnings before Interest, Taxes, Dividends, Depreciation & Amortization (EBITDA)
         The Company believes that earnings (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA) is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA from Continuing Operations for Alanco's 2010 fiscal year third quarter was a loss of ($100,400) an improvement of $597,700 when compared to an EBITDA loss of ($698,100) for the same quarter of the prior fiscal year. EBITDA before Stock-based compensation and Corporate Expense for the current quarter was $199,200, an improvement of $407,800, when compared to a loss of ($208,600) for the comparable quarter of the prior year. A reconciliation of the EBITDA calculations is presented below:

          EBITDA RECONCILIATION to NET LOSS FROM CONTINUING OPERATIONS
                                   (Unaudited)

                                             3 months ended      3 months ended
                                                March 31,            March 31,
                                                  2010                 2009
                                             --------------      ---------------

EBITDA before Stock-based compensation
and Corporate Expense                       $      199,200      $      (208,600)

       Corporate Expense                          (227,100)            (309,100)
       Stock-based compensation                    (72,500)            (180,400)
                                             --------------      ---------------

EBITDA                                            (100,400)            (698,100)

       Net interest expense                       (277,400)            (190,600)
       Depreciation and amortization              (133,000)             (62,100)

                                             --------------      ---------------
NET LOSS FROM CONTINUING OPERATIONS         $     (510,800)     $      (950,800)
                                             ==============      ===============


Dividends
         Dividend expense for the three months ended March 31, 2010 was $43,600, a decrease of $83,600, or 65.7%, compared to the $127,200 in preferred stock dividends recorded in the comparable period of the prior fiscal year. The decrease resulted primarily due to the transfer of approximately $1.7 million of Series D Preferred Stock to Notes Payable during the quarter ended December 31, 2009.

Net Loss Attributable to Common Shareholders
         Net Loss Attributable to Common Shareholders for the quarter ended March 31, 2010 amounted to ($1,064,400), or ($.03) per share, a $70,500 reduction when compared to a loss of ($1,134,900), or ($.04) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results, however, actual results may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

        The Company will complete a formal evaluation of goodwill and other intangible asset values as of June 30, 2010, the Company's fiscal year end. Although the Company is continuing to seek buyers for its RFID Technology segment, the Company recognizes that as of the filing of this Form 10-Q it has not received an acceptable offer, and that fact, coupled with the reduction in state governments revenue reducing their ability to fund projects, and the federal government action of putting on hold the significant DRO contract previously announced by the RFID Technology segment, it appears that a significant impairment charge may be required at year end. The Company cannot currently estimate an appropriate value of that potential impairment charge and therefore has not recorded an amount as of March 31, 2010. If no acceptable offer is received, or economic conditions do not improve, by June 30, 2010, the Company will reasses the goodwill value and may report an impairment charge of part, or all, of the $5,076,700 goodwill value reported at March 31, 2010 for the RFID Technology segment.

                           ALANCO TECHNOLOGIES, INC.

         (B) Nine months ended March 31, 2010 versus nine months ended March 31, 2009

Net Sales
         Net sales from continuing operations for the nine months ended
March 31, 2010 were $10,430,000, a slight decrease of $30,300, or .3%, compared to net sales of $10,460,300 reported for the comparable period of the prior year. The decrease resulted from reduced hardware shipments under major contracts during the current year compared to the same period of fiscal year 2009. Although revenues are affected by general economic conditions and may fluctuate on a quarter to quarter comparison, management believes that both hardware sales and monitoring revenues will increase throughout fiscal year 2010 through new product introductions and increased market penetration.

Gross Profit
         Gross profit from continuing operations for the nine months ended
March 31, 2010 amounted to $4,494,500, an increase of $1,773,700, or 65.2%
compared to $2,720,800 in gross profit reported for the nine month period ended March 31, 2009. The gross profit increase was due to improved margins in both hardware sales and monitoring services. Gross margin increased to 43.1% compared to 26.0% reported in the same period of the prior year. The increase in gross profit and gross margin was primarily due to reduced warranty costs related to an early version of ReeferTrak product, the completion of shipments required to convert several major customers from analog to digital hardware products and a one time credit to data services cost of sales related to a vendor adjustment. Gross margin can be impacted by economic conditions and specific market pressures. As a result, the changes in gross margins reported for the current quarter are not considered to be trends. Management does expect current fiscal year gross margins will continue to improve compared to the same periods in the prior year, although the gross margin improvement may not be as significant as was reported for the nine month period ended March 31, 2010.

Selling, General and Administrative Expenses
         Selling, general and administrative ("SG&A") expenses for the nine months ended March 31, 2010 were $4,122,400, a $278,600, or 7.2%, increase when compared to the $3,843,800 reported for the comparable period of the prior year. The increase resulted primarily from increases in engineering, customer service and sales expense.

         Corporate expenses reported for the nine months ended March 31, 2010 were $657,700, an increase of $41,600, or 6.8%, compared to $616,100 reported for the nine months ended March 31, 2009. Corporate expenses in the prior year were unusually low due to an approximate $297,000 credit from the recovery of legal fees relative to the TSIN lawsuit that was settled during the quarter ended September 30, 2008. The current period corporate expenses also included credits related to lawsuits. During the quarter ended September 30, 2009, the Arizona Court of Appeals vacated an award of attorney's fees and damages awarded to the Plaintiff in the Arraid Property lawsuit resulting in the reversal of related accruals in the amount of $126,800. If both quarters were adjusted for the unusual credits, the corporate expenses for the nine months ended March 31, 2010 would reflect a decrease of $128,600, or 14%, due primarily to staff reductions.

         Amortization of stock-based compensation reported for the nine months ended March 31, 2010 decreased to $311,400, a decrease of $28,000, or 8.2%. The reduction relates primarily to the Company's election to accelerate vesting of certain officer, director and employee stock options in prior periods.

         Depreciation and amortization expense for the nine months ended March 31, 2010 increased to $403,100, an increase of $37,300, or 10.2% due to additional production equipment and leasehold improvements at the Company's facilities in Morris Plains, New Jersey.

Operating Loss
         Operating Loss for the nine months ended March 31, 2010 was ($1,000,100) compared to an Operating Loss of ($2,444,300) reported for the same period of the prior year, an improvement of $1,444,200, or a reduction of 59.1%. The improved operating results are due primarily to significant improvement in gross margins offset by increases in corporate expenses.

                           ALANCO TECHNOLOGIES, INC.

Other Income and Expense
         Net interest expense for the nine months ended March 31, 2010 decreased to $657,300, a decrease of $45,400, or 6.4%, compared to net interest expense of $702,700 for the same period in the prior year. The decrease was due to a one-time accelerated amortization of deferred loan costs of approximately $216,000 recorded in fiscal year 2009 related to the prepayment on the ComVest term loan. Excluding the accelerated amortization, interest expense actually increased by $170,600 due to additional borrowing during the current period compared to the prior year.

         The Company reported a reduction in Other Expense from ($185,300) in the first nine month of the prior fiscal year to ($2,700) reported in the current nine month period ended March 31, 2010. Other Expense for the prior year period included an $187,500 charge related to reduction in estimated value of the Company's 8.9% investment in TSIN as explained below.

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

Loss From Continuing Operations
         Loss from continuing operations for the nine months ended March 31, 2010 decreased $1,672,200, or 50.2% to ($1,660,100) from ($3,332,300) in the nine month period ended March 31, 2009. The improvement is primarily due to improved gross profit as a result of improved gross margins.

Discontinued Operations
         The Company reported a loss from Discontinued Operations for the nine months ended March 31, 2010 of ($1,616,400), a significant increase compared to the reported loss from discontinued operations of ($157,800) reported for the comparable period of the prior year. The significant increase in loss resulted primarily from a $325,000 impairment charge and $48,700 loss on sale that the Company recorded to reflect the anticipated reduced value of the data storage segment and a significant reduction in revenues in the RFID segment operations due to delays in the previously announced project to provide RFID inmate tracking systems for nineteen U.S. Immigration Detention Facilities. This project is currently on hold.

(Loss) Earnings before Interest, Taxes, Dividends, Depreciation & Amortization (EBITDA)
         The Company believes that earnings (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA) is an important measure used by management to measure performance. EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity. EBITDA from Continuing Operations for Alanco's nine months ended March 31, 2010 was a loss of ($599,700), an improvement of $1,664,100, or a 73.5% reduction, when compared to an EBITDA loss of ($2,263,800) for the same period of the prior fiscal year. EBITDA before Stock-based compensation and Corporate Expense for the current nine month period was $369,400, an improvement of $1,677,700, when compared to a loss of ($1,308,300) for the comparable period of the prior year. A reconciliation of the EBITDA calculations is presented below:

                           ALANCO TECHNOLOGIES, INC.

          EBITDA RECONCILIATION to NET LOSS FROM CONTINUING OPERATIONS
                                   (Unaudited)
                                              9 months ended      9 months ended
                                                 March 31,            March 31,
                                                   2010                 2009
                                              --------------      --------------
EBITDA before Stock-based compensation
and Corporate Expense                        $      369,400      $   (1,308,300)

       Corporate Expense                           (657,700)           (616,100)
       Stock-based compensation                    (311,400)           (339,400)
                                              --------------      --------------

EBITDA                                             (599,700)         (2,263,800)

       Net interest expense                        (657,300)           (702,700)
       Depreciation and amortization               (403,100)           (365,800)
                                              --------------      --------------

NET LOSS FROM CONTINUING OPERATIONS          $   (1,660,100)     $   (3,332,300)
                                              ==============      ==============


Dividends
         Dividend expense for the nine months ended March 31, 2010 was $301,800, a decrease of $45,500, or 13.1%, over the $347,300 in preferred stock dividends recorded in the comparable period of the prior fiscal year. The decrease resulted primarily due to the transfer of approximately $1.7 million of Series
D Preferred Stock to Notes Payable during the quarter ended December 31, 2009.

Net Loss Attributable to Common Shareholders
         Net Loss Attributable to Common Shareholders for the nine months ended March 31, 2010 amounted to ($3,578,300), or ($0.11) per share, a $259,100 reduction when compared to a loss of ($3,837,400), or ($0.12) per share, in the comparable quarter of the prior year. The Company anticipates improved future operating results, however, actual results may be affected by unfavorable economic conditions and reduced capital spending budgets. If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

         The Company will complete a formal evaluation of goodwill and other intangible asset values as of June 30, 2010, the Company's fiscal year end. Although the Company is continuing to seek buyers for its RFID Technology segment, the Company recognizes that as of the filing of this Form 10-Q it has not received an acceptable offer, and that fact, coupled with the reduction in state governments revenue reducing their ability to fund projects, and the federal government action of putting on hold the significant DRO contract previously announced by the RFID Technology segment, it appears that a significant impairment charge may be required at year end. The Company cannot currently estimate an appropriate value of that potential impairment charge and therefore has not recorded an amount as of March 31, 2010. If no acceptable offer is received, or economic conditions do not improve, by June 30, 2010, the Company will reasses the goodwill value and may report an impairment charge of part, or all, of the $5,076,700 goodwill value reported at March 31, 2010 for the RFID Technology segment.

Liquidity and Capital Resources

         The Company's current assets at March 31, 2010 exceeded current liabilities by $3,755,100, resulting in a current ratio of 1.49 to 1. The comparable working capital at June 30, 2009 was $5,209,500, reflecting a current ratio of 1.74 to 1. The reduction in working capital at March 31, 2010 versus June 30, 2009 resulted primarily from reduced inventories, a reduction in net Assets held for sale and an increase in current portion of notes payable.

         Consolidated accounts receivable of $3,061,500 at March 31, 2010 (including both continuing and discontinued operations) reflects an increase compared to the $2,303,000 reported as consolidated accounts receivable at June 30, 2009. Wireless Asset Management segment's accounts receivable balances, representing $2,894,700, or 94.6% of the consolidated balance, have increased from $1,484,600 at June 30, 2009 to $2,894,700 at March 31, 2010, an increase of
$1,410,100, or 95.0%. The Wireless Asset Management accounts receivable balance at March 31, 2010 reflects 76 days sales in receivables compared to 40 days sales in receivables at June 30, 2009. The increase resulted from an approximate $850,000 increase (79%) in March 2010 billings compared to billings in June 2009, special payment terms for approximately $500,000 receivable balance and the delayed payment of a large receivable balance related to international hardware shipments that has subsequently been paid.

                           ALANCO TECHNOLOGIES, INC.

         Inventories at March 31, 2010 amounted to $1,024,700, a decrease of $330,100, or 24.4%, when compared to $1,354,800 at June 30, 2009. The inventory balance at March 31, 2010 reflects only the Wireless Asset Management segment and represents an inventory turnover of 8 at March 31, 2010 compared to 7 as of June 30, 2009.

         At March 31, 2010, the Company had fully drawn available funds under a $5.7 million line of credit agreement. See Note J - Line of Credit and Term Loan for additional discussion of the existing line of credit agreement.

         Cash used in operations for the nine-month period ended March 31, 2010 was $1,827,200, a decrease of $171,300, or 8.6%, when compared to cash used in operations of $1,998,500 for the comparable period ended March 31, 2009.
The decrease in cash used in operating activities during the nine-month period resulted primarily from a decrease in net cash operating loss and a decrease in inventories, offset by an increase in accounts receivable.

         During the nine-months ended March 31, 2010, the Company reported cash provided by investing activities of $46,300 compared to cash used by investing activities of ($233,200) reported for the same period in the prior fiscal year. The increase in cash provided by investing activities is the result of a reduction in the purchase or property, plant and equipment, cash received for sale of net Data Storage assets and a reduction in patent renewal costs compared to the prior fiscal year period ended March 31, 2009.

         Cash provided by financing activities for the nine-months ended
March 31, 2010 amounted to $1,581,500 compared to $1,994,000 for the nine-months ended March 31, 2009, a decrease of $412,500, or 20.7%. The decrease in financing activity resulted primarily from a net decrease in proceeds from the sale of equity instruments.

         The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2010 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement. The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at March 31, 2010. If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan. The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2010. While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the nine month period ended March 31, 2010. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the nine month period ended March 31, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Company may, from time to time, be involved in litigation arising from the normal course of business. As of March 31, 2010, there was no such litigation pending deemed material by the Company.

                           ALANCO TECHNOLOGIES, INC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the nine months ended March 31, 2010, the Company issued 7,700 Shares of Series B Preferred Stock as in-kind dividend payments, 17,800 shares of Series D Preferred Stock as in-kind dividend payments, and a total of 1,863,700 shares of unregistered Class A Common Stock, including 30,000 shares for services rendered, 1,542,800 shares issued for payment of notes and interest and 290,900 issued in payment of Series D Preferred Stock dividends. Also during the nine months ended March 31, 2010 the Company issued 220,000 shares of Series E Preferred Stock. During the nine months ended March 31, 2010, the Company also issued 1.2 million shares of registered Class A Common Stock.

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

Date:    May 17, 2010

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

Date:    May 17, 2010

/s/ John A. Carlson
________________________
John A. Carlson
Executive Vice President and Chief Financial Officer

                           ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1.   The Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and
    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

                                            /s/ Robert R. Kauffman
                                            ----------------------
                                            Robert R. Kauffman
                                            Chairman and Chief Executive Officer
                                            Alanco Technologies, Inc.
Dated:   May 17, 2010

                           ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1.   The Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and
    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

                                            /s/ John A. Carlson
                                            -------------------
                                            John A. Carlson
                                            Chief Financial Officer
                                            Alanco Technologies, Inc.
Dated:   May 17, 2010