Form 10-K
period 2010-06-30
ALANCO TECHNOLOGIES INC
filed 2010-10-07
CIK 98618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

_ X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
 ____ Yes    X   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X   Yes   ___ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 X    Yes   ____No

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

Large accelerated filer  ___      Accelerated filer  ___    Non-accelerated filer  ___    Smaller reporting company       X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
___           Yes             X              No

State the aggregate market value, based upon the closing price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant:  $8,512,000 as of Company's second fiscal quarter ended December 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of September 28, 2010 there were 5,208,300 shares, net of treasury shares, of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Alanco Technologies, Inc. was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or “Alanco” refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  Alanco (Nasdaq: ALAN) is a provider of advanced information technology solutions with the Company’s operations for fiscal year ended June 30, 2010 divided into three business segments (two of which are classified as discontinued operations) including: (i) RFID Technology – incorporating design, production, marketing and distribution of RFID (Radio Frequency Identification) tracking technology, (ii) Wireless Asset Management – incorporating the design, production, marketing, distribution and monitoring of wireless asset management products, primarily for the transportation industry, and (iii) Data Storage – incorporating the manufacturing, marketing and distribution of data storage products.  At June 30, 2009 the Company had classified its Data Storage segment as Assets Held for Sale and during FY 2010 the Company added the RFID Technology segment.  At June 30, 2010, the Wireless Asset Management segment was the only segment classified as continuing operations as the RFID Technology segment and the Data Storage segment were classified as Assets Held for Sale.  Operating results for both the Data Storage and RFID Technology segments are presented as discontinued operations.

The June 30, 2006 acquisition of StarTrak Systems, LLC (“StarTrak”), a Delaware LLC located in Morris Plains, New Jersey, added Wireless Asset Management, a business segment described as a provider of wireless cellular and GPS tracking and monitoring services, which are offered on a monthly subscription basis to various industry segments.  StarTrak’s primary  focus is the refrigerated or “Reefer” segment of the transport industry, providing the dominant share of all wireless tracking, monitoring and control services to this market segment.

The Company acquired its RFID (Radio Frequency Identification) tracking technology known as the TSI PRISM system in May 2002 through the acquisition of the operations of Technology Systems International, Inc., a Nevada corporation (“TSIN”).  The Company entered the data storage market through its acquisition of Excel/Meridian Data, Inc., a manufacturer of attached storage devices and other storage related products for mid-range organizations.  Excel/Meridian Data, Inc. was sold in the third fiscal quarter ended March 31, 2010.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

RECENT BUSINESS DEVELOPMENTS

The Company announced on August 26, 2010 that the Board of Directors had elected to effect a 1 for 8 reverse split that was effective on Friday, August 27, 2010, when the Company’s common stock began trading on a post split-adjusted basis under the interim trading symbol “ALAND” for a period of 20 days, after which the Company’s trading symbol returned to “ALAN”.  (The Company again began trading under the trading symbol “ALAN” on September 27, 2010.)  The Company had previously received authority from its shareholders to effect a reverse split at a ratio within a specified range, if and as determined by the Board of Directors, in order to maintain NASDAQ listing.

As a result of the reverse split, each eight (8) shares of the Company’s Class A Common Stock outstanding at the time of the reverse split was automatically reclassified and changed into one share of common stock, and the total number of common shares outstanding were reduced from approximately 41.7 million shares to approximately 5.2 million shares post split.  The reverse stock split resulted in the same adjustment to the Company’s outstanding stock options and securities reserved for issuance under its current incentive plans.   No fractional shares were issued in connection with the reverse stock split.  Upon surrender of their stock certificates, shareholders have received, or will receive, cash in lieu of the fractional shares to which they would otherwise be entitled.  All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the loss per share for all periods presented to reflect the reverse stock split.

On August 18, 2010, the Company announced the divestiture of Alanco/TSI PRISM, Inc. (“TSI”) operations with the sale of assets and business of TSI to Black Creek Integrated Systems Corp., a private company located in Irondale, Alabama.  The transaction, which closed on August 17, 2010, consisted of approximately $2 million in cash, and a potential earn-out, not valued in the transaction, that could approach five hundred thousand to one million dollars.  With the previously announced (March 19, 2010) sale of the Company’s data storage operation, the transaction marks the completion of the Company’s asset divestiture program and redeployment of resources to focus upon growth of the Company’s StarTrak wireless asset management business.  The divestiture program significantly improved Alanco’s financial position by reducing secured debt and eliminating the large operating losses associated with the divested businesses.

DESCRIPTION OF CONTINUING OPERATIONS

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

Raw Materials – The Wireless Asset Management segment utilizes various domestic suppliers for materials, parts and assembly used to manufacture its hardware products and a number of suppliers for its air time purchases, both cellular and satellite, required to provide its data services.  For fiscal year ended June 30, 2010, one provider of parts and assembly accounted for 26% of total segment purchases and one vendor who provides satellite air time accounted for 30% of total purchases.  During fiscal 2009, one provider of parts and assembly accounted for 21% of total purchases and one vendor who provides satellite air time accounted for 27% of total purchases.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Employees - The Company’s Wireless Asset Management segment employed forty-three full-time and part-time employees as of June 30, 2010 and thirty-six full-time and part-time employees as of June 30, 2009.

Seasonality of Business - Location and tracking products have minimal seasonality.  However, many of the products in this segment are marketed to commercial customers that are affected by annual budget schedules and economic conditions. Further, high asset utilization during the summer months can cause some seasonal effects on deployment of units.

Dependence Upon Key Customers – StarTrak has numerous end customers, many of which chose to purchase StarTrak products from two primary OEM refrigerator equipment suppliers.  StarTrak is the only vendor currently providing the two OEMs with tracking and monitoring products for the refrigerated or Reefer segment of the transport industry.  Additionally, the company delivered product and provided subscription services under a contract with a major customer that amounted to 26.2% and 30.0% of segment revenue for fiscal years ended 2010 and 2009, respectively.

Backlog Orders - The Company operates using order contracts that it considers to be firm.  Under this method, the Company had unfulfilled contracts as of June 30, 2010 and 2009 of approximately $9.0 and $8.5 million, respectively.

Research & Development - The Company estimates it incurred approximately $300,000 in research and development expenditures, recorded as selling, general and administrative expenses, in both fiscal years 2010 and 2009.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Worsening general economic conditions may negatively affect our potential customers’ ability and willingness to purchase the products sold by our Company.   StarTrak relies on a strong economy to support technology spending by our customers.    Previous deterioration in general economic conditions resulted in reduced spending by our customers for our products.  We have the ability to reduce overhead to assist in offsetting reduced sales volume; however, if the economic conditions were to deteriorate, we could experience a material adverse impact on our business, operating results, and financial conditions.

Acts of domestic terrorism and war have impacted general economic conditions and may impact the industry and our ability to operate profitably.  On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C.  On October 7, 2001, the United States launched military actions on Afghanistan, and in 2003 launched military attacks on Iraq with ongoing operations in both areas.  As a result of those terrorist acts and military actions, there has been a disruption in general economic activity.  There may be other consequences resulting from those acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate.  These terrorist acts and acts of war may continue to impact the economy, and in turn, reduce the demand for our products and services, which would harm our ability to make a profit.

The Company may not have sufficient capital to meet its liquidity needs if we are not able to carry out our fiscal year 2011 operating plan; Uncertainty of proceeds and additional financing.  The Company incurred significant losses during fiscal year 2010 and fiscal year 2009 and has experienced significant losses in prior years.  Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, we believe that, based on our fiscal 2011 operating plan, cash flow and additional funding sources will be adequate to meet our anticipated future requirements for working capital expenditures, scheduled lease payments and scheduled payments of principal and interest on our indebtedness.  We will need to materially reduce expenses, or raise additional funds through public or private debt or equity financing, or both, if the revenue and cash flow elements of our 2011 operating plan are not met.  If we need to seek additional financing to meet working capital requirements, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our business, operating results, financial condition and ability to continue operations will be materially adversely affected.

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

Our StarTrak intellectual property protection may not be sufficient to maintain the value of such property rights.  Our primary business strategy is to develop StarTrak business opportunities.  The long-term success of this strategy depends in part upon StarTrak’s  intellectual property.  Although we are not currently aware of any conflicting technology rights that we deem a material issue, third parties may hold United States or foreign patents which may be asserted in the future against StarTrak, and there is no assurance that any license that might be required under such patents could be obtained on commercially reasonable terms, or otherwise.  Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.  In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Our efforts to prohibit others from infringing upon  StarTrak’s  intellectual property may not be adequate.  Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, there can be no assurance that we will be successful in doing so or that the steps taken by us in this regard will be adequate to deter infringement, misuse, misappropriation or independent third-party development of our technology or intellectual property rights or to prevent an unauthorized third party from copying or otherwise obtaining and using our products or technology.  Litigation may also become necessary to defend or enforce our proprietary rights.  Any of such events could have a negative impact on our competitive position in the markets we serve.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The loss of key corporate or subsidiary executives would have a negative effect on our Company.  Our performance is substantially dependent on the services and performance of our executive officers and key employees.  The loss of the services of any of our executive officers or key employees could have a material adverse effect on our business, operating results and financial condition due to their extensive industry specific knowledge and comprehensive operating plans for the Company.  Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel.  At June 30, 2010, none of our executive officers are bound by an employment agreement, and none are covered by key-man insurance.

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

We may not be able to maintain NASDAQ listing if we are unable to keep our stock price above the minimum $1.00 bid price per share.  Our Class A Common Stock at June 30, 2010 traded on the NASDAQ Capital Market under the symbol “ALAN.”  However, there can be no assurance that an active trading market in our Class A Common Stock will be available at any particular future time.

The Company was notified by NASDAQ on September 15, 2009 that the Company failed to comply with the minimum bid price of $1.00 per share requirement for continued listing as set forth in NASDAQ Marketplace Rule 4310 (c) (4) (the “Rule”).  Therefore in accordance with the Rule, the Company was provided 180 calendar days or until March 15, 2010, to regain compliance.

On March 19, 2010, the Company announced that it had received a Staff Determination letter from NASDAQ indicating that the Company had not complied with the minimum bid price requirements for continued listing as set forth in NASDAQ Listing Rule 55509(a)(2) (the “Rule”), and that its securities may be subject to delisting from the NASDAQ Capital Market.  Under the Rule, the Company appealed the Staff determination and requested a hearing before the NASDAQ Hearing Panel (the “Panel”).  Under NASDAQ Listing Rules, a request for a hearing stays the delisting action pending the issuance of a written determination by the Panel.  As a result of the appeal, the NASDAQ Hearing Panel determined the Company was in full compliance with all other NASDAQ continuing listing requirements and granted an extension until September 13, 2010 to regain the minimum NASDAQ bid price requirements of $1.00 per share.

The Company announced on August 26, 2010 that its Board of Directors had elected to effect a 1 for 8 reverse stock split that became effective on Friday, August 27, 2010, when the Company’s common stock began trading on a post split-adjusted basis under the interim trading symbol “ALAND” for a period of 20 days, after which the Company’s trading symbol returned to “ALAN”.  The Company had previously received authority from its shareholders to affect a reverse split at a ratio within a specified range to maintain its NASDAQ listing.

On September 15, 2010, the Company announced that it had received notification from NASDAQ that the Company has regained compliance with the minimum $1.00 per share bid price requirement for continued listing, and further, that the Company complies with all other applicable standards for continuing listing of its securities on the NASDAQ Stock Market.

There can be no assurance that the Company’s stock will continue to trade above the minimum NASDAQ $1.00 per share bid requirement, or that the Company will be able to maintain listing requirements in the future, resulting in additional notifications that delisting may occur.

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

The market price of Alanco Class A Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

•	progress of our products through development and marketing;

•	announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our products or competitors' products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	actual or anticipated fluctuations in our operating results;

•	loss of a major lender;

•	the loss of key management or technical personnel;

•	the loss of major customers or suppliers;

•	the outcome of any future litigation;

•	changes in our financial estimates by securities analysts;

•	general market conditions for emerging growth and technology companies;

•	broad market fluctuations;

•	recovery from natural disasters; and

•	economic conditions in the United States or abroad.

Future sales of Alanco Class A Common Stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings. We cannot predict the effect, if any, those future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time.  For example, the availability of the shares covered by S-3 registration statements for sale, or of common stock by our existing stockholders under Rule 144, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At June 30, 2010, the Company’s corporate office and the ATSI operation were located in an approximate 9,300 square foot leased facility in Scottsdale, Arizona.  On May 25, 2010, Alanco/TSI executed an extension of the current lease through July 31, 2011.  The extension allowed TSI to defer a portion of the rent and CAM charges currently due and to reduce the square footage by 3,428 square feet to 5,864 effective August 1, 2010.  As a result, the monthly base rent, CAM and taxes were reduced effective August 1, 2010 from $14,924 per month to $5,755 per month, excluding any deferred amounts.  In addition, TSI shall have the right to terminate the lease after July 31, 2010 in the event that TSI is sold or the technology is licensed to a non-related third party, provided that TSI gives the landlord written notice of its intent to terminate the lease no less than three (3) months prior to the optional termination date.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Startrak Systems, LLC, is currently occupying approximately 14,000 square feet of an office/manufacturing facility located in Morris Plains, New Jersey.  StarTrak signed the new lease in February 2008 and moved into the new facility in November 2008.  The lease will expire on October 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings - The Company’s subsidiary, StarTrak Systems, has recently been made a defendant concerning certain patent infringement claims as follows:

Arrivalstar S.A, et all. v. StarTrak Systems, LLC, et al.  Case No.: 4:10-CV-0033.  This action is a patent infringement action venued in the United States District Court for the Northern District of Indiana.  StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued.  StarTrak is represented in this matter by the firm Holland & Knight, 131 South Dearborn Street, 30th Floor, Chicago, IL 60603.

Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327.  This action is another patent infringement action venued in the United States District Court for the Eastern District of Texas.  Again, StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued.  StarTrak is represented in this matter by the firm Novak Druce & Quigg, LLP, 1000 Louisiana Street, Fifty Third Floor, Houston, Texas 77002.

Both of these lawsuits are quite early in the discovery stage and StarTrak’s counsel have not had the opportunity to form an opinion concerning the likely outcome.  However, the Company’s management believes that the suits are without merit and the Company will vigorously defend itself in the matters.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of June 30, 2010 there was no such litigation pending deemed material by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Shareholders during the fourth quarter of fiscal year ended June 30, 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,  RELATED
                STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Alanco's common stock is traded on the Nasdaq Capital Market under the symbol "ALAN."

The following table sets forth high and low sale prices adjusted for the reverse stock split for each fiscal quarter for the last two fiscal years.  Such quotations represent inter-dealer prices without retail mark-ups, markdowns, or commissions and, accordingly, may not represent actual transactions.

	Fiscal 2010		Fiscal 2009
Quarter Ended	High	Low	High	Low

September 30	$ 4.58	$ 2.80	$ 11.76	$8.00
December 31	$ 5.12	$ 2.24	$ 8.96	$2.72
March 31	$ 2.96	$ 1.84	$ 5.76	$1.28
June 30	$ 4.72	$ 1.60	$ 10.04	$2.24

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

As of June 30, 2010 and 2009 Alanco had approximately 1,000 holders of record of its Class A Common Stock.  This does not include beneficial owners holding shares in street name.

The Company issued a total of 104,500 shares of its Class A Common Stock during fiscal year ended June 30, 2009.   Of those shares, 31,400 shares were issued in connection with the exercise of employee stock options and warrants, 32,600 were issued as payment of Series D Preferred Stock dividends, 15,000 shares were issued for the acquisition of certain assets and liabilities of MicroLogic, Inc. and 25,500 shares were issued for services.

During the fiscal year ended June 30, 2010, the Company issued 609,500 shares of its Class A Common Stock, including 376,900 issued for payment on notes, 45,500 as payment of Series D Preferred Stock dividends, 8,700 shares issued for services and 178,400 shares issued in a Private Offering.

Alanco has paid no Common Stock cash dividends and has no current plans to do so.  During fiscal year ended June 30, 2010, holders of Series B Convertible Preferred Stock received “paid-in-kind” dividends during fiscal year ended June 30, 2010 of 10,500 shares, valued at $104,000.  Holders of Series D Convertible Preferred Stock received, in addition to the 45,500 shares of common stock discussed above, “paid-in-kind” dividends of 17,800 shares valued at $178,500 and holders of Series E Convertible Preferred received $30,700 in cash dividends during fiscal year ended June 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and receivables, estimated fair value of stock based compensation, warranty reserves, percentage of completion method of accounting, income and expense recognition, realization of deferred tax assets and investments, and impairment of long-lived and intangible assets.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

These policies include, but are not limited to, revenue recognition, the carrying value of goodwill and other intangible assets, estimates related to the valuation of inventory and receivables and the ultimate resolution of the current StarTrak litigation that is more fully discussed in Item 3, Legal Proceedings.

Results of Operations

In accordance with accounting principles generally accepted in the United States of America, the Company is reporting revenues for fiscal years ended June 30, 2010 and 2009 from StarTrak Systems, LLC, its Wireless Asset Management segment. The RFID Technology and Data Storage segments, reported as operating segments in prior years, are reported as discontinued operations on the accompanying financial statements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table is a summary of the results of operations and other financial information by major segment:

	Wireless	DISCONTINUED OPERATIONS
	Asset	RFID	Data
	Management	Technology	Storage	Total
Fiscal year 2010
Sales	$14,632,400	$829,400	$974,100	$1,803,500
Cost of Goods Sold	8,664,400	756,300	653,100	1,409,400
Gross Profit	5,968,000	73,100	321,000	394,100

Gross Margin	40.8%	8.8%	33.0%	21.9%

Selling, General & Administrative	5,779,500	1,574,900	388,600	1,963,500
Corporate Expense	946,300	-	-	-
Impairment charge	-	4,500,000	373,700	4,873,700
Stock based compensation expense	400,300	35,700	3,600	39,300
Depreciation and Amortization	534,900	68,000	18,200	86,200
Total Selling, General & Administrative	7,661,000	6,178,600	784,100	6,962,700
Operating Income (Loss)	$(1,693,000)	$(6,105,500)	$(463,100)	$(6,568,600)

Fiscal year 2009
Sales	$13,633,600	$5,468,400	$2,157,100	$7,625,500
Cost of Goods Sold	9,686,100	3,540,200	1,571,600	5,111,800
Gross Profit	3,947,500	1,928,200	585,500	2,513,700

Gross Margin	29.0%	35.3%	27.1%	33.0%

Selling, General & Administrative	5,171,700	1,545,600	947,400	2,493,000
Corporate Expense	915,800	-	-	-
Stock based compensation expense	1,412,400	58,900	9,300	68,200
Depreciation and Amortization	500,400	84,400	20,200	104,600
	8,000,300	1,688,900	976,900	2,665,800
Operating Income (Loss)	$(4,052,800)	$239,300	$(391,400)	$(152,100)

Sales
Reported net sales from continuing operations for fiscal year 2010 were $14,632,400, a 7.3% increase when compared to $13,633,600 reported for fiscal year 2009.  The sales increase for the year resulted primarily from increased product demand in the refrigerated truck/trailer market and increases in the data services revenue as more units are monitored under monitoring contracts.

 Sales for the fourth quarter of fiscal year 2010 amounted to $4,202,500, a 32.4% increase when compared to $3,173,300 reported for the comparable quarter of the prior fiscal year.  Although revenues on a quarter to quarter comparison may fluctuate, management believes that increases in hardware sales and monitoring revenues will continue to increase in fiscal year ended June 30, 2011 through new product introductions and increased market penetration.

If the RFID Technology and Data Storage segments had been included in the consolidated operating results, consolidated sales for the year ended June 30, 2010 would have been $16,435,900 compared to $21,259,100 for fiscal year ended June 30, 2009, a decrease of $4,823,200, or 22.7%.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Gross Profit

The Company reported gross profit for fiscal year 2010 of $5,968,000 (40.8% of sales), an increase of $2,020,500 or 51.2%, when compared to $3,947,500 (29.0% of sales) for the prior year.  The improvement in gross margin resulted from improved margins in sales for both hardware products and monitoring services.  The increase in both gross profit and gross margin was due primarily to reduced warranty costs related to an early version of ReeferTrak product shipments that negatively affected margins, and the completion of low margin hardware sales in the prior year required to convert several major customers from analog to digital products.  Gross margin can be impacted by economic conditions and specific market pressures.  As a result, the change in gross margin reported for the current period is not considered to be a trend. Management does expect fiscal year gross margins will continue to improve compared to the same periods in the prior year, although the gross margin improvement may not be as significant as was reported for the year ended June 30, 2010.

If the RFID Technology and Data Storage segments had been included in consolidated operating results, consolidated gross profit for the year ended June 30, 2010 would have increased to $6,362,100 (38.7% of sales), a decrease of $99,100, or 1.5%, compared to $6,461,200 that would have been reported for the same period of the prior year.

Selling, General & Administrative Expense

Fiscal year 2010 total Selling, general and administrative (SG&A) expense, including stock based compensation expense and depreciation and amortization decreased to $7,661,000, a decrease of $339,300, or  4.2%, when compared to $8,000,300 reported for fiscal year 2009.  The decrease resulted primarily from a decrease in reported stock based compensation from $1,412,400 in fiscal year 2009 to $400,300 in the current fiscal year due to the FYE 2009 election to change certain amortization assumptions ($135,000), change stock option vesting for Company directors and officers ($700,000) and to reprice certain employee stock options ($166,900) for a total cost of approximately $1 million.

SG&A expense, excluding corporate expense, stock based compensation and depreciation and amortization actually increased by $607,800, or 11.8%, to $5,779,500 from $5,171,700 reported for fiscal year ended June 30, 2009 due to increases in sales and marketing, engineering and administrative expenses.  Corporate expenses increased to $946,300, an increase of $30,500, or 3.3%, compared to $915,800 reported for fiscal year ended June 30, 2009.  Stock based compensation for the year ended June 30, 2010 decreased significantly to $400,300, a decrease of $1,012,100, or 71.7% from $1,412,400 for the year ended June 30, 2009 as discussed above, and depreciation and amortization increased slightly to $534,900, a 6.9% increase from the $500,400 reported in the previous year.

If the discontinued operations had been included in consolidated operating results, total SG&A expenses for the year ended June 30, 2010 would have been $14,623,700, an increase of $3,957,600, or 37.1% when compared to $10,666,100 that would have been reported in fiscal year 2009.  The increase resulted from $4,873,700 in impairment charges recorded during the current fiscal year to reduce the value of Assets Held for Sale.  Excluding the impairment charges, total SG&A expense for the current fiscal year would have decreased $916,100 from $10,666,100 reported in fiscal year ended June 30, 2009 to $9,750,000 reported in the fiscal year ended June 30, 2010.

Operating Loss

The operating loss for fiscal year ended June 30, 2010 was ($1,693,000), a $2,359,800, or 58%, improvement when compared to the operating loss for the prior fiscal year of ($4,052,800).  The significant improvement in operating loss was due primarily to improved gross profit margins on both hardware product sales and monitoring services revenue.  If the discontinued operations had been included in the consolidated operating results, consolidated operating loss for the year ended June 30, 2010 would have been ($8,261,600), an increase of ($4,056,700), a 96% increase when compared to the operating loss (including discontinued operations) of ($4,204,900), primarily due to the previously discussed impairment charges of $4,873,700 recorded in fiscal year ended June 30, 2010.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Loss From Continuing Operations

The loss from continuing operations for the fiscal year ended June 30, 2010 was ($2,558,800), a $2,737,600 improvement when compared to the loss from continuing operations of ($5,296,400) reported for fiscal year ended June 30, 2009.   The decrease in loss from continuing operations resulted from the improvement in reported operating loss for the current fiscal year discussed above, a decrease in interest expense from $900,700 in fiscal year 2009 to $862,300 in the current fiscal year due to a fiscal year 2009 interest charge of $216,000 related to a prepayment on the ComVest term loan, and the reduction of other expense of $339,400, from ($342,900) in fiscal year 2009 to ($3,500) in the current fiscal year, due to a $345,100 charge recorded during fiscal year 2009 to reduce the estimated value of the Company’s investment in TSIN.

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

On January 30, 2003, a shareholder of TSIN filed suit naming as defendants the Company and its wholly owned subsidiary, ATSI.  The complaint set forth various allegations and sought damages arising out of the Company's acquisition of substantially all of the assets of TSIN.  Eventually, the lawsuit was transferred to TSIN who became the plaintiff and continued the legal process until September 2007 when the parties to the lawsuit entered into a Settlement Agreement.  From 2003 through September 2007, TSIN incurred significant legal expenses associated with the lawsuit, forcing TSIN to sell a significant portion of the Alanco shares held, thereby reducing the number of Alanco shares available to TSIN shareholders upon distribution.  To reflect that reduction in investment value of the Company’s 8.9% ownership in TSIN, the Company, during fiscal year ended June 30, 2009, reduced the estimated number of treasury shares to be acquired upon distribution from 200,000 shares to 16,000 shares and recorded a charge to other expenses of $345,100.

Loss From Discontinued Operations

The loss from discontinued operations represents the operating results for the Data Storage and RFID Technology segments which have been classified as Assets Held for Sale.  The Data Storage operations were sold in the third quarter ended March 31, 2010 and the RFID Technology segment was sold subsequent to June 30, 2010 in the first quarter of fiscal year ended June 30, 2011.  For the fiscal year ended June 30, 2010 the loss from discontinued operations was ($6,568,600) or ($1.53) per share compared to a loss from discontinued operations of   ($152,100), or ($.04) per share.  $4,873,700, or ($1.13) per share of the increased loss from discontinued operations related to impairment charges recorded in fiscal year ended June 30, 2010.

EBITDAS

The Company believes that (loss) earnings before net interest expense, income taxes, depreciation and amortization of intangible assets and stock-based compensation (EBITDAS), is an important measure used by management to measure performance.  EBITDAS may also be used by certain investors to compare and analyze our operating results between accounting periods.  However, EBITDAS should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with GAAP, or as a measure of our performance or liquidity.  EBITDAS for Alanco’s fiscal year 2010 represents a loss of ($761,300) compared to a loss of ($2,482,800) for the same period of the prior year.  EBITDA before stock-based compensation decreased to ($1,161,600) compared to ($3,895,300) reported in the prior period an improvement of $2,733,700 or 70%.  Reconciliation between EBITDAS and Loss From Continuing Operations is presented below:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EBITDA RECONCILIATION TO LOSS FROM CONTINUING OPERATIONS

	Fiscal Years Ended
	June 30, 2010	June 30, 2009
EBITDA before Stock-based compensation	$(761,300)	$(2,482,800)

Stock-based compensation	(400,300)	(1,412,500)

EBITDA	$(1,161,600)	$(3,895,300)

Net interest expense	(862,300)	(900,700)
Depreciation and amortization	(534,900)	(500,400)

LOSS FROM CONTINUING OPERATIONS	$(2,558,800)	$(5,296,400)

Dividends

Preferred Stock dividends expensed during fiscal year 2010 amounted to $385,300, including preferred stock dividends of $200,000 paid in-kind, $81,000 paid in Class A Common Stock, $17,200 paid by note payable, $30,700 paid in cash and $56,400 accrued but unpaid at June 30, 2010.  The $385,300 in preferred dividend expense was a significant decrease compared to Preferred Stock dividends of $478,200 paid in the prior year.  The decrease is due to the conversion of approximately $1.7 million of Series D into Notes Payable in November 2009 and therefore the elimination of associated dividends.  See Note 12 – Shareholders’ Equity for additional discussion of Preferred Stock transactions.

Net Loss Attributable to Common Stockholders

Consolidated net loss attributable to Common stockholders for fiscal year ended June 30, 2010 was ($9,512,700), or ($2.22) per share, an increase of 60.5% when compared to a net loss attributable to Common stockholders of ($5,926,700), or ($1.49) per share, for the prior year.

     Any new FASB Accounting Standards Codification updates affecting the Company are disclosed in the "Notes to Consolidated Financial Statements" included under Item 8 to this Form 10-K.

Liquidity and Capital Resources

The Company’s current liabilities exceeded its current assets by $3,388,900 at June 30, 2010, representing a current ratio of .67 to 1.  At June 30, 2009 the Company's current assets exceeded current liabilities by $5,209,500 and  reflected a current ratio of 1.74 to 1.  The deterioration in current ratio at June 30, 2010 versus June 30, 2009 resulted from Operating Losses during the twelve-month period, including $4,873,700 in impairment charges, and the recording of all notes payable at June 30, 2010 as current due to the January 1, 2011 maturity date of the line of credit agreement with a balance at June 30, 2010 of $5.7 million with the Anderson Trust.  The Company is committed to either retire the balance or extend the due date of the loan.

     Net cash used in operating activities for the fiscal year ended June 30, 2010 was ($3,686,700) compared with net cash used in operating activities for the prior fiscal year of ($1,476,500).  The increase of ($2,210,200) resulted primarily from an increase in accounts receivable of $190,900 during the current fiscal year (compared to a accounts receivable decrease of $487,600 in the prior period), an increase of $304,400 in inventories in fiscal year 2010 compared to a $1.9 million increase in the prior year and an approximate $1.5 million reduction in accounts payable and accrued liabilities compared to an increase in the prior year of $117,800.  See "Liquidity and Capital Resources" below for management's discussion of major items affecting the Consolidated Statement of Cash Flows.

Consolidated accounts receivable at June 30, 2010 of $2,493,900, fifty-five days’ sales in receivables, reflects an increase of $190,900, or 8.3%, compared to the $2,303,000, forty days’ sales in receivables, reported at the end of fiscal year 2009.  The increase in days’ sales was reported in all segments.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The Wireless Asset Management segment reported an Accounts Receivable balance at June 30, 2010 of $2,289,000, or 91.8% of the current fiscal year end consolidated balance, compared to 64.5% of the consolidated balance at the prior fiscal year end.  The $2,289,000 June 30, 2010 balance for the Wireless Asset Management segment represented fifty-seven days’ sales compared to an accounts receivable balance at June 30, 2009 of $1,484,600, representing forty days’ sales.  The increase in days’ sales resulted from an increase in Accounts Receivable resulting from a 32.4% increase in the fourth quarter sales as compared to the same quarter in the prior fiscal year.

Receivables for the Data Storage segment decreased by $11,500, or 14.1%, and RFID Technology segment decreased by $601,900, or 81.7%.  The Data Storage segment accounts receivable balance at June 30, 2010 of $70,000 represented twenty-six days’ sales in receivables compared to $81,500 or fourteen days, at fiscal year end 2009.  The increase in days’ sales in receivables for the Data Storage segment is due to the balance due by the purchaser of the Data Storage segment.  Days’ sales for the RFID Technology segment, fifty-nine days at June 30, 2010 is higher than the forty-nine days at June 30, 2009 and is primarily due to contract holdback which was received subsequent to year end.

Consolidated inventories at June 30, 2010, excluding inventory presented as “Assets Held for Sale,” amounted to $1,222,500, an increase of $132,200, or 9.8%, when compared to $1,354,700 at June 30, 2009.  The Wireless Asset Management segment inventory of $1,222,500 at June 30, 2010 represents an inventory turnover of 7.1 as compared to 7.0 for the prior fiscal year end.  If the RFID Technology and Data Storage segments were included in consolidated inventories, the inventory at June 30, 2010 would amount to $2,133,400, a decrease of $728,600, or 25.5% as compared to $2,862,000 as of June 30, 2009.  The RFID Technology segment inventory decreased to $860,900 at June 30, 2010, a decrease of $119,100, or 12.2% when compared to $980,000 in the prior year.  The decrease reflects shipments on contracts in progress during the fiscal year.  The Data Storage inventory at June 30, 2010 amounted to $50,000, a decrease of $477,200, or 90.5% when compared to inventory at June 30, 2009 of $527,200.  The decrease is reflective of the sale of Data Storage segment assets during the quarter ended March 31, 2010.

Net cash provided from investing activities during the current year was $24,300 compared to net cash used in investing activities in fiscal 2009 of ($325,700), a decrease in net cash used in investing activities of $350,000.   The current year decrease was due primarily to leasehold improvements, equipment and furniture and fixtures purchased for the new StarTrak office/production facilities in Morris Plains, NJ during the fiscal year 2009.

Net cash provided by financing activities during fiscal year ended June 30, 2010 amounted to $3,649,400, an increase of $2,160,800 compared to $1,488,600 for the fiscal year ended June 30, 2009.  During fiscal year 2010, the Company raised over $3.1 million through the sale of preferred stock, an increase of $1,346,900 compared to approximate $1.8 million in net proceeds from the sale of preferred stock during the fiscal year ended June 30, 2009.  In addition, during fiscal 2010 the Company increased its borrowings, net of repayments, by $264,400 compared to 2009 when the Company’s repayments, net of borrowing, amounted to $377,700, resulting in a total change in Net cash provided by financing activities of $642,100.

At June 30, 2010, the Company had a $5.7 million line of credit balance under a $5.7 million line of credit agreement with a private trust controlled by Mr. Donald Anderson, owner of approximately 8.6% of the Company's Class A Common Stock and a member of the Company's Board of Directors, that was last amended in November 2009.  Under the amended agreement, which matures on January 1, 2011, the Company must maintain a minimum outstanding balance under the line of $2.5 million and pay interest at prime plus 3% (6.25% at June 30, 2010) on the outstanding balance up to $2 million and 12% on any balance in excess of $2 million.  Under the Agreement, the lender has the unilateral right to reduce the line of credit to any amounts equal to or in excess of $1,500,000 upon ninety (90) days written notice to the Company.  The credit limit under the Agreement shall be reduced to $4.7 million upon the sale by the Company of any material portion of its assets.  In addition, $1,000,000 of the outstanding balance is convertible into Class A Common Stock of the Company at a price of $10.00 per share.  Interest payments made under the Agreement amount to $439,200 and $220,800 in fiscal years ended June 30, 2010 and 2009, respectively.  The Anderson Trust was also paid $18,700 in interest under a separate $500,000 note payable that was transferred to the line of credit agreement during the year.  The Company is committed to either retire the balance or extend the due date of the loan.  See Note 7 - Line of Credit and Notes Payable to the consolidated financial statements for additional discussion on the line of credit agreement.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                Although management cannot assure that future operations will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, operating projections, and working capital that we plan on raising during the year, may provide adequate capital resources to maintain operations for the next year.  If additional working capital is required during fiscal 2011 and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.  Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2010 discussing the substantial doubt of the Company's ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Product and Environmental Contingencies

The Company is not aware of any material liabilities, either product or environmental related.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Consolidated Balance Sheets As of June 30, 2010 and 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Consolidated Statements of Operations For the Years Ended June 30, 2010 and 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Consolidated Statement of Changes in Shareholders' Equity
For the Years Ended June 30, 2010 and 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Consolidated Statements of Cash Flows For the Years Ended June 30, 2010 and 2009 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2010 and 2009 and the results of its operations, changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, anticipates additional losses in the next year, and has insufficient working capital as of June 30, 2010 to fund the anticipated losses.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
October 6, 2010

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

ASSETS	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$400,500	$413,500
Accounts receivable, net	2,493,900	2,303,000
Inventories, net	1,222,500	1,354,800
Assets held for sale	1,971,000	7,574,100
Prepaid expenses and other current assets	654,700	631,100
Total current assets	6,742,600	12,276,500

PROPERTY, PLANT AND EQUIPMENT, NET	233,800	320,900

OTHER ASSETS
Goodwill	12,575,400	12,575,400
Other intangible assets, net	770,200	1,201,100
Other assets	174,200	344,900
Total other assets	13,519,800	14,121,400
TOTAL ASSETS	$20,496,200	$26,718,800

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,917,100	$2,539,300
Dividends payable	56,400	106,500
Notes payable, current	6,328,000	1,716,500
Capital leases, current	18,100	15,100
Customer advances	4,500	192,900
Liabilities related to assets held for sale	1,498,100	2,248,400
Deferred revenue, current	309,300	248,300
Total current liabilities	10,131,500	7,067,000

LONG-TERM LIABILITIES
Notes payable, long-term	-	3,394,700
Deferred reveue, long-term	375,500	256,000
Capital leases, long-term	5,000	23,200
TOTAL LIABILITIES	10,512,000	10,740,900

Preferred Stock - Series B Convertible - 500,000 shares authorized,
111,200 and 100,700 issued and outstanding, respectively	1,098,500	994,500

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred Stock - Series D Convertible, 500,000 shares authorized	1,333,800	2,847,700
134,200 and 285,500 issued and outstanding, respectively
Preferred Stock - Series E Convertible - 750,000 shares authorized,
735,000 and 15,000 shares issued and outstanding at June 30, 2010 and 2009, respectively	3,210,900	67,500
Common Stock
Class A - 75,000,000 shares authorized, 4,665,500 and 4,056,000 shares, net of
2,000 treasury shares at a cost of $30,000, outstanding at June 30, 2010 and 2009, respectively.	107,355,700	105,570,200
Class B - 25,000,000 shares authorized and 0 shares issued and outstanding	-	-

Accumulated deficit	(103,014,700)	(93,502,000)
Total shareholders' equity	8,885,700	14,983,400

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$20,496,200	$26,718,800

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2010	2009
NET SALES	$14,632,400	$13,633,600

Cost of goods sold	8,664,400	9,686,100

GROSS PROFIT	5,968,000	3,947,500

Selling, general and administrative expenses	5,779,500	5,171,700
Corporate expense	946,300	915,800
Amortization of stock-based compensation	400,300	1,412,400
Depreciation and amortization	534,900	500,400
OPERATING LOSS	(1,693,000)	(4,052,800)

OTHER INCOME & EXPENSES
Interest expense, net	(862,300)	(900,700)
Other income (expense), net	(3,500)	(342,900)
LOSS FROM CONTINUING OPERATIONS	(2,558,800)	(5,296,400)

DISCONTINUED OPERATIONS
Impairment charge	(4,873,700)	-
Loss from discontinued operations	(1,694,900)	(152,100)
LOSS FROM DISCONTINUED OPERATIONS	(6,568,600)	(152,100)

NET LOSS	(9,127,400)	(5,448,500)

Preferred stock dividends	(385,300)	(478,200)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,512,700)	$(5,926,700)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.60)	$(1.33)
Discontinued operations	$(1.53)	$(0.04)
Preferred stock dividends	$(0.09)	$(0.12)
Net loss attributable to common stockholders	$(2.22)	$(1.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,295,100	3,973,700

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

					CONVERTIBLE		CONVERTIBLE
					PREFERRED STOCK		PREFERRED STOCK
	COMMON STOCK		TREASURY STOCK		SERIES D		SERIES E		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	DEFICIT	TOTAL
Balances, June 30, 2008	3,953,500	$103,588,100	25,000	$(375,100)	100,000	$997,100	-	$-	$(85,575,300)	$16,634,800
Options and warrants exercised	31,400	257,200	-	-	-	-	-	-	-	257,200
Shares issued for services	25,500	85,300	-	-	-	-	15,000	67,500	-	152,800
Shares issued for acquisition	15,000	78,700	-	-	-	-	-	-	-	78,700
Private Offerings, net	-	-	-	-	180,000	1,795,200	-	-	-	1,795,200
Value of stock based compensation	-	1,480,600	-	-	-	-	-	-	-	1,480,600
Value of warrants issued for loan fees	-	62,400	-	-	-	-	-	-	-	62,400
Reduce value of treasury shares	-	-	(23,000)	345,100	-	-	-	-	-	345,100
Preferred Dividends, paid in kind	-	-	-	-	5,500	55,400	-	-	(149,500)	(94,100)
Preferred Dividend, Series D, paid in Common Stock	32,600	97,200	-	-	-	-	-	-	(97,200)	-
Preferred Dividends, Series D, cash	-	-	-	-	-	-	-	-	(125,000)	(125,000)
Preferred Dividends, Series D, accrued at June 30, 2009	-	-	-	-	-	-	-	-	(106,500)	(106,500)
NASDAQ listing of additional shares fee	-	(49,300	-	-	-	-	-	-	-	(49,300)
Net loss	-	-	-	-	-	-	-	-	(5,448,500)	(5,448,500)
Balances, June 30, 2009	4,058,000	$105,600,200	2,000	$(30,000)	285,500	$2,847,700	15,000	$67,500	$(93,502,000)	$14,983,400
Shares issued for services	8,700	25,700	-	-	-	-	-	-	-	25,700
Shares isued for payment on notes	376,900	937,300	-	-	-	-	-	-	-	937,300
Private Offerings, net	178,400	301,600	-	-	-	(1,300)	720,000	3,143,400	-	3,443,700
Value of stock based compensation	-	439,500	-	-	-	-	-	-	-	439,500
Preferred Dividend, paid as indicated	45,500	122,100	-	-	17,800	178,500	-	-	-	300,600
Series B preferred dividends, paid in kind	-	-	-	-	-	-	-	-	(104,000)	(104,000)
Series D preferred dividend, paid or accrued	-	-	-	-	-	-	-	-	(210,900)	(210,900)
Series E preferred dividends, paid or accrued	-	-	-	-	-	-	-	-	(70,400)	(70,400)
Series D preferred stock, converted to debt	-	-	-	-	(169,100)	(1,691,100)	-	-	-	(1,691,100)
NASDAQ listing of additional shares fee	-	(40,700	-	-	-	-	-	-	-	(40,700)
Net loss	-	-	-	-	-	-	-	-	(9,127,400)	(9,127,400)
Balances, June 30, 2010	4,667,500	$107,385,700	2,000	$(30,000)	134,200	$1,333,800	735,000	$3,210,900	$(103,014,700)	$8,885,700

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,127,400)	$(5,448,500)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	620,700	605,000
Stock and warrants issued for services	25,700	152,800
Stock-based compensation	439,500	1,480,600
Treasury share adjustment related to TSIN acquisition	-	345,100
Impairment charge	4,873,700	-
Notes payable/receivable write-off associated with TSIN	-	(284,500)
Interest converted to equity	62,500	-
Fees and interest paid with debt	108,100	-
Changes in operating assets and liabilities:
Accounts receivable, net	(190,900)	487,600
Inventories, net	304,400	1,929,000
Prepaid expenses and other current assets	2,500	(570,100)
Accounts payable and accrued expenses	(1,497,900)	117,800
Deferred revenue	7,400	(108,700)
Costs and estimated earnings in excess of billings
on uncompleted contracts	77,300	(172,500)
Billings in excess of costs and estimated earnings
on uncompleted contracts	(146,800)	(422,400)
Customer advances	561,600	139,600
Other assets	192,900	272,700
Net cash used in continuing operations	(3,686,700)	(1,476,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(37,200)	(313,000)
Cash received for sale of net data storage assets	61,500	-
Patent renewal and other	-	(12,500)
Net cash provided by (used in) investing activities	24,300	(325,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	800,800	1,250,000
Repayment on borrowings	(536,400)	(1,627,700)
Repayment on capital leases	(15,200)	(11,700)
Net proceeds from sale of preferred stock	3,142,100	1,795,200
Cash dividends paid	(18,500)	(125,100)
Net proceeds from sale of common stock	276,600	207,900
Net cash provided by financing activities	3,649,400	1,488,600

NET DECREASE IN CASH	(13,000)	(313,400)

CASH AND CASH EQUIVALENTS, beginning of period	413,500	726,900

CASH AND CASH EQUIVALENTS, end of period	$400,500	$413,500

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2010	2009
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Net cash paid during the period for interest	$773,000	$470,600
Non-cash activities:
Value of stock & warrants issued for services and prepayments	$25,700	$152,800
Shares issued for payment on debt and fees	$887,300	$-
Series D preferred stock converted to debt	$1,691,100	$-
Accrued interest paid with debt	$77,400	$-
Fees on line of credit paid with debt	$18,800	$-
Treasury Stock adjustment related to TSIN acquisition	$-	$345,100
Write-off of contingent notes payable - TSIN settlement	$-	$314,100
Write-off of notes receivable - TSIN settlement	$-	$29,600
Fixed assets purchased with capital lease	$-	$50,000
Value of shares issued in acquisition	$-	$78,700
Value of stock and warrants issued for loan fees	$-	$62,400
Dividend payable	$62,400	$106,500
Note payable to an officer for stock used to pay a liability	$28,000	$-
Series B preferred stock dividend, paid in kind	$104,000	$94,000
Series D preferred stock dividend, paid in kind	$178,500	$55,400
Series D preferred stock dividend, paid common stock	$122,100	$97,200

See accompanying notes in the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

Alanco Technologies, Inc. and subsidiaries’ (the “Company”) business operations primary focus is providing wireless monitoring and asset management solutions through its StarTrak Systems subsidiary.  StarTrak Systems is the dominant provider of tracking, monitoring and control services to the refrigerated or “Reefer” segment of the transportation marketplace, enabling customers to increase efficiency and reduce costs of the refrigerated supply chain.

Principles of Consolidation - The consolidated financial statements for the years ended June 30, 2010 and 2009 include the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco/TSI PRISM, Inc. (“ATSI”), Excel/Meridian Data, Inc. (“Excel”), Fry Guy Inc. (”Fry Guy”) and StarTrak Systems, LLC (“StarTrak”) (collectively, the “Company”).  The operating results for ATSI and Excel for both fiscal years 2010 and 2009 are presented as discontinued operations.  All subsidiaries are Arizona corporations, except Fry Guy Inc., which is a Nevada corporation and StarTrak Systems, LLC, which is a Delaware LLC.  StarTrak operations are reported as the only continuing operation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable Trade - The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts.  Provision for uncollectible accounts receivable amounted to approximately $40,000 and $56,000 at June 30, 2010 and 2009, respectively.  The Company does not typically accrue interest or fees on past due amounts and the accounts receivable are unsecured.

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

Fair Value of Financial Instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature or with regards to long-term notes payable based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Goodwill and Other Intangible Assets – The Accounting Standards Codification requires the use of the purchase method of accounting for all business combinations.   It also provides guidance on purchase accounting related to the recognition of intangible assets.  The ASC requires that goodwill and identifiable acquired intangible assets with indefinite useful lives shall no longer be amortized, but tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired.  The ASC also requires the amortization of identifiable assets with finite useful lives.  Identifiable acquired intangible assets, which are subject to amortization, are to be tested for impairment in accordance with the ASC.

During fiscal year ended June 30, 2010, the Company completed goodwill evaluations of Excel/Meridian Data, Inc. (an operation classified as Assets Held for Sale and sold during the quarter ended March 31, 2010), Alanco/TSI PRISM, Inc. (an operation classified as Assets Held for Sale during fiscal year ended June 30, 2010 and sold subsequent to year end), and StarTrak Systems, LLC, the Company’s primary subsidiary and only continuing operation.  The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with the carrying amount. The Company determines the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to the reporting units. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss.  Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  The Company estimates the fair value of its reporting units based on third party independent appraisals or sales of the reporting units' assets.  The Company completed its impairment tests and recorded a $4,873,700 impairment adjustment to the carrying amount of its goodwill during fiscal year ended June 30, 2010.  $4.5 million was recorded against the carrying value of Alanco/TSI PRISM, Inc. with the balance recorded against the carrying value of Excel/Meridian Data, Inc.

Intangible assets consist of goodwill, the excess of purchase price over fair value of net assets acquired in connection with the acquisition of its wholly owned subsidiary, and other intangible assets, including cost of licenses, patents, developed software, etc.  See Impairment of Intangibles and Other Long-lived assets below for additional discussion of valuation for Intangible Assets.

The following is a summary of Goodwill, net:

Total
StarTrak goodwill balance as of June 30, 2010 and 2009	$12,575,400

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Other intangible assets consist of the following:

	Amortization	Gross		Net Other
	Period	Carrying	Accumulated	Intangible
	(in years)	Value	Amortization	Assets
Other Intangible Assets
Technology and software
development	6	1,305,900	(628,100)	677,800
Customer base and backlog	Various	1,327,400	(804,100)	523,300
As of June 30, 2009		$2,633,300	$(1,432,200)	$1,201,100

Technology and software
development	6	1,305,900	(850,500)	455,400
Customer base and backlog	Various	1,327,400	(1,012,600)	314,800
As of June 30, 2010		$2,633,300	$(1,863,100)	$770,200

The amortization expenses for aggregate other intangible assets for the fiscal years ended June 30, 2010 and 2009 were $430,900 and $438,000, respectively.

The following table summarizes the estimated amortization charges related to the other intangible assets as of June 30, 2010:

June 30,	Amount
2011	$429,600
2012	326,800
2013	13,800
$770,200

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

Research & Development - The Company estimates it incurred approximately $300,000 in research and development expenditures, recorded as selling, general and administrative expenses, in both fiscal years 2010 and 2009.

The Company makes significant assumptions concerning the estimated fair value of stock based compensation, the realizability of its goodwill and other intangible assets, warranty reserves, percentage of completion method of accounting, income and expense recognition, allowances for inventory and receivables,  realization of deferred tax assets and investments and the ultimate resolution of the current StarTrak litigation.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

Impairment of Intangibles and Other Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable or for goodwill, at least on an annual basis. If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.     Impairment charges recorded during the fiscal year ended June 30, 2010 were $4,873,700.  No impairment charge was recorded in fiscal year ended June 30, 2009.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition - The Company’s continuing operation sells various products and services including  monitoring/data transmission products and data services focused at the refrigerated or “Reefer” segment of the transport industry.  In addition, the Company provides extended warranty/maintenance contracts.  The Company sells products and services through its direct sales force as well as resellers.

The Company recognizes revenue, net of anticipated returns, generally at the time products are shipped to customers, or at the time service is provided. Deferred revenue relates primarily to extended warranty/maintenance contracts and is recognized ratably over the term of the maintenance or data services contract period.  Revenues for products and services are generally recognized when all of the following have been met:

• Persuasive evidence of an arrangement exists;
• Delivery, which is typically FOB shipping point or when the service has been performed;
• The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and
• Collectability is probable.

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

Loss Per Share - The loss per share (“EPS”) is presented in accordance with the provisions of the Accounting Standards Codification (“ASC”).  Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for fiscal 2010 and 2009, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).  Stock options representing 955,800 shares of Class A Common Stock were outstanding at year-end with exercise prices ranging between $2.80 and $30.00. The weighted average exercise price for all outstanding options was $6.27.  Stock warrants representing 409,000 Class A Common Shares were outstanding at year-end with exercise prices ranging between $1.92 and $24.00.  The weighted average exercise price was $11.47.  In addition, $1 million of the outstanding balance under the line of credit agreement is convertible into Class A Common Shares of the Company at a price of $10.00 per share, the $500,000 ComVest note is convertible, at June 30, 2010, at $1.92 per share and $28,000 of a note due officer is convertible at $2.24 per share.  See Note 16 – Subsequent Events for discussion of payments on the ComVest note subsequent to June 30, 2010 related to the sale of TSI.

At June 30, 2010, Preferred Stock outstanding included 111,200 shares of Series B Convertible Preferred Stock, 134,200 shares of Series D Convertible Preferred Stock and 735,000 shares of Series E Convertible Preferred Stock outstanding.  The Series B Convertible Preferred shares are convertible into Class A Common shares at a ratio of .65 shares of common stock for each share of Series B Preferred.  The Series D Convertible Preferred shares are each convertible into 2.5 shares of Class A Common Stock.  The Series E Convertible Preferred shares are each convertible into 1.5 shares of Class A Common shares.  If the Series B, Series D, and Series E Convertible Preferred Stock had been converted into common shares at June 30, 2010 there would have been an additional 1,510,300 Class A Common shares outstanding.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options Plans - The Company has stock-based compensation plans and effective July 1, 2006, the Company adopted the fair value recognition provisions of ASC, using the modified prospective transition method and therefore have not restated results for prior periods.  Under this transition method, stock-based compensation expense for the fiscal years ended June 30, 2010 and 2009 include compensation expense for all stock-based compensation awards granted during the year, or granted prior to, but not fully vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the ASC.  Stock-based compensation expense for all stock-based compensation awards granted after June 30, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC.  The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

The Company utilizes various domestic suppliers for purchases of materials and parts used to manufacture its products.  During fiscal year ended June 30, 2010, due to the advantage of volume manufacturing, two domestic suppliers accounted for approximately 30% and 26% of those purchases, while the same suppliers accounted for 27% and 21% of total purchases in the prior fiscal year.  Balances owed to each vendor were approximately $211,400 and $175,300 and $753,400 and $29,500 at fiscal years ended June 30,2010 and 2009, respectively.  The Company anticipates that due to the advantages of volume manufacturing, a concentration of vendor purchases may occur; however, additional suppliers are readily available at competitive pricing levels.

StarTrak has numerous end customers, many of which chose to purchase StarTrak products from two primary OEM refrigerator equipment suppliers.  StarTrak is the only vendor currently providing the two OEMs with tracking and monitoring products for the refrigerated or Reefer segment of the transport industry.  Additionally, the company delivered product and provided subscription services under a contract with a major customer that amounted to 26.2% and 30.0% of revenue for fiscal years ended 2010 and 2009, respectively.  The customer owed StarTrak approximately $101,800 and $141,500 at fiscal years ended June 30, 2010 and 2009, respectively.

The Company invests its excess cash in short term bank investments that in some cases exceeds the maximum FDIC insurance amount.  At June 30, 2010, deposits in excess of FDIC insured limits amounted to $18,200.

Segment Information – ASC defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has presented Wireless Asset Management as the only continuing operating segments of the Company for fiscal years 2010 and 2009. See Note 14 for further information related to the Company’s operating segments.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

            Reverse Stock Split - The Company announced on August 26, 2010 that the Board of Directors had elected to effect a 1 for 8 reverse split that was effective on Friday, August     27, 2010, when the Company’s common stock began trading on a post split-adjusted basis under the interim trading symbol “ALAND” for a period of 20 days, after which the Company’s trading symbol returned to “ALAN”.  (The Company again began trading under the trading symbol “ALAN” on September 27, 2010.)  The Company had previously received authority from its shareholders to effect a reverse split at a ratio within a specified range, if and as determined by the Board of Directors, in order to maintain NASDAQ listing.

As a result of the reverse split, each eight (8) shares of the Company’s Class A Common Stock outstanding at the time of the reverse split was automatically reclassified and changed into one share of common stock, and the total number of common shares outstanding were reduced from approximately 41.7 million shares to approximately 5.2 million shares post split.  The reverse stock split resulted in the same adjustment to the Company’s outstanding stock options and securities reserved for issuance under its current incentive plans.   No fractional shares were issued in connection with the reverse stock split.  Upon surrender of their stock certificates, shareholders have received, or will receive, cash in lieu of the fractional shares to which they would otherwise be entitled.  All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the loss per share for all periods presented to reflect the reverse stock split.
Recent Accounting Pronouncements – With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the twelve months ended June 30, 2010, that are of significance, or potential significance, to us.

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

In January 2010, the FASB issued guidance on the accounting for distributions to shareholders with components of stock and cash.  The guidance is effective for the Company and believes the guidance will not have a material impact on its financial positiion and results of operations.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements.  The guidance is effective for the Company and believes the guidance will not have a material impact on its financial position and results of operations.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2010, the FASB issued guidance on accounting for technical amendments to various SEC rules and schedules.  The guidance is effective upon issuance and the Company is currently assessing the impact of this guidance on its financial position and results of operations.

In August 2010, the FASB issued guidance on accounting for various topics based on technical corrections to SEC paragraphs.  The guidance is effective upon issuance and the Company is current assessing the impact of this guidance on it financial position and results of operations.

2.         STOCK-BASED COMPENSATION

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on date of grant.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

            Assumptions for awards of options granted during the years ended June 30, 2010 and 2009 were:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                                                                     Awards Granted Years Ended
June 30, 2010     June 30, 2009
         Dividend yield                                                                                        0%                   0%
         Expected volatility                                                                                62%                 62%
         Weighted-average volatility                                                               62%                 62%
         Risk-free interest rate                                                                             4%                  4%
         Expected life of options (in years)                                                     3.75                  3.75
         Weighted average grant-date Black Scholes
           calculated fair value                                                                          $1.04                $4.40

The following table summarizes the Company’s stock option activity during fiscal year 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
	Number of	Exercise Price	Contractual	Fair	Intrinsic
	Shares	Per Share	Term (1)	Value	Value(2)

Outstanding July 1, 2009	755,600	$7.52	3.41	$4,638,100	$-
Granted	302,600	$3.52	4.27	314,800	-
Exercised	-	-	-	-	-
Forfeited or expired	(102,400)	$7.28	-	(628,600)	-
Outstanding June 30, 2010	955,800	$6.27	3.01	$4,324,300	$-
Exercisable June 30, 2010	738,300	$6.92	2.68	$3,265,100	$-

(1) Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of June 30, 2010, for those awards that have an exercise price currently below the closing price as of June 30, 2010 of $1.76.

As of June 30, 2010, total compensation costs related to non-vested awards not yet recognized amount to approximately $260,400 and are expected to be recognized as follows:  fiscal year 2011 - $161,300; fiscal year 2012 - $53,600, fiscal year 2013 - $32,700 and fiscal 2014 - $12,800.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.         LIQUIDITY AND GOING CONCERN

The Company incurred significant losses and negative cash flows from operations during fiscal year ended June 30, 2010 and in prior fiscal years, and anticipates additional losses and negative cash flows in early fiscal year 2011.  These factors, as well as the uncertain conditions that the Company faces regarding its ability to secure significant contracts for StarTrak products, creates an uncertainty about the Company’s ability to finance its operations and remain a going concern.  Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, management believes cash balances at June 30, 2010 of approximately $400,000, additional working capital anticipated to be generated through the sale of equity and working capital generated from the Company’s operations, will provide adequate capital resources to maintain the Company’s net cash requirements for the next year.  However, if additional working capital is required and not obtained through long-term debt, equity capital or operations, it could adversely affect future operations.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.  The Company requires and continues to pursue additional capital for growth and strategic plan implementation.  Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.        ASSETS HELD FOR SALE

During fiscal year ended June 30, 2009, the Company implemented a plan to divest the operations of its Data Storage segment and reinvest the proceeds into the Company’s Wireless Asset Management and RFID Technology segments.  The Company expanded its divestiture plan during the quarter ended September 30, 2009 to include the divestiture of the RFID Technology segment.  The Company entered into agreements with investment bankers to represent the Company in the sale of those assets and liabilities.  During the quarter ended March 31, 2010, the Company executed an agreement to sell substantially all the assets and liabilities of its Data Storage segment.  In August 2010, subsequent to year end, the company executed an agreement to sell substantially all the assets of it RFID Technology segment.  (See below for a discussion on the sale of the RFID Technology segment.)  Accordingly, the “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” presented in the attached balance sheets as of June 30, 2010 consist primarily of the RFID Technology segment and as of June 30, 2009 consist of both the Data Storage and the RFID Technology segment assets and liabilities.  The reclassification of those segment assets and liabilities to “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” does not affect the reported net loss for the periods presented.

The Company recorded impairment charges during FY 2010 of $4,873,700 to reflect the Company’s assessment of realizable value for both the Data Storage and RFID Technology segment’s recorded assets.  $4.5 million was recorded in the fourth quarter ended June 30, 2010 to reduce the RFID Technology segment values and $373,700 was recorded in prior quarters of the FY 2010 to reduce the value of the Data Storage segment assets valued.  The impairment charge increased the Loss from Discontinued Operations for the year ended June 30, 2010.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets Held for Sale at June 30, 2010 and 2009 consisted of the following:

Net Assets Held for Sale
	June 30, 2010	June 30, 2009
Assets held for sale
Inventory, net
Data Storage	$50,000	$527,200
RFID Technology	860,900	980,000
Total Inventory, net	$910,900	$1,507,200

Costs and estimated earnings in excess of billings
RFID Technology	$95,200	$172,500
Total costs and estimated earnings in excess of billings	$95,200	$172,500

Prepaid expenses and other assets
Data Storage	$-	$67,100
RFID Technology	328,800	326,300
Total prepaid expenses and other assets	$328,800	$393,400

Property, plant and equipment, net
Data Storage	$-	$49,900
RFID Technology	59,400	94,800
Total property, plant and equipment, net	$59,400	$144,700

Goodwill
Data Storage	$-	$279,600
RFID Technology	576,700	5,076,700
Total goodwill	$576,700	$5,356,300

Total assets held for sale	$1,971,000	$7,574,100

Liabilities related to assets held for sale
Billings in excess of costs and estimated earnings
RFID Technology	$98,700	$245,500
Total billings in excess of costs and estimated earnings	$98,700	$245,500

Deferred warranty revenue and customer advances
Data Storage	$-	$231,200
RFID Technology	768,100	805,500
Total deferred warranty revenue and customer advances	$768,100	$1,036,700

Accounts payable and accrued expenses
Data Storage	$-	$199,900
RFID Technology	631,300	766,300
Total accounts payable and accrued expenses	$631,300	$966,200

Total liabilities related to assets held for sale	$1,498,100	$2,248,400

Cash and accounts receivable balances of entities held for sale were not included in the asset sale and accordingly those balances have been included in consolidated cash and accounts receivable balances presented.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective February 28, 2010, the Company sold its Data Storage operation to an entity controlled by an investment banking group located in Los Angeles, California.  The net book value of assets sold, net of liabilities assumed by buyer, amounted to $110,200. The Company retained the accounts receivable at February 28, 2010 and the agreement requires the buyer to collect accounts receivable balances and transmit proceeds collected to the Company in a timely manner.

A patent infringement claim was entered into by Crossroads Systems, Inc. vs. Excel/Meridian in 2010.  As the Company was in the process of selling the assets of Excel/Meridian management determined that no defense against the claim was necessary given the liquidation of the Company.  As such, Crossroads Systems, Inc. was awarded a default judgment in the approximate amount of $400,000.  However, pursuant to our discussions with legal counsel it does not appear that Crossroads Systems, Inc. has any recourse to pierce the corporate veil of Excel/Meridian.  Excel/Meridian has no assets to satisfy the obligation and given these facts and circumstances Alanco believes that it has no exposure to the judgment.  As such, no liability has been recorded in the accompanying financial statements in regards to this judgment outstanding at June 30, 2010.

         The reclassification of the Data Storage and RFID Technology segments to Assets Held for Sale does not affect the reported net loss for the periods presented as both segments’ results are reflected in Income (Loss) From Discontinued Operations.

5.	INVENTORIES

Inventories consist of the following at June 30:

	2010	2009
Raw materials and purchased parts	$1,637,500	$1,954,800
Finished goods	-	-
	1,637,500	1,954,800
Less reserves for obsolescence	(415,000)	(600,000)
	$1,222,500	$1,354,800

If inventory classified as Assets Held for Sale at June 30, 2010 and 2009 was included in the consolidated inventory, inventory balances would increase by $910,900, net of a $225,000 reserve, and $1,507,200, net of a $232,700 reserve, respectively.

6.         PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at June 30:

	2010	2009
Machinery and equipment	$80,300	$80,300
Furniture and office equipment	520,800	504,000
Leasehold improvement	90,100	90,100
	691,200	674,440
Less accumulated depreciation	(457,400)	(353,500)
Net book value	$233,800	$320,900

Property, Plant and Equipment for the Data Storage and RFID Technology segments are included in Assets Held for Sale in the consolidated balance sheets at both June 30, 2010 and 2009.  If the Assets Held for Sale Property, Plant and Equipment balances are included in the consolidated Property, Plant and Equipment, the net balances would increase by $59,400 and $144,700 for the years ended June 30, 2010 and 2009, respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related depreciation expense for the years ended June 30, 2010 and 2009, was $103,900 and $82,200, respectively.  Including the Assets Held for Sale, consolidated depreciation expense would increase by $69,700 and $82,800, respectively.

7.         LINE OF CREDIT AND NOTES PAYABLE

Notes payable at June 30, 2010 and 2009 consist of the following:

	2010	2009
Notes payable - Trust	$5,700,000	$3,250,000
Notes payable - Tenix	-	361,200
Notes Payable - Vendor	-	500,000
Notes payable - ComVest Capital	500,000	1,000,000
Notes payable - Other	128,000	-
Notes payable	6,328,000	5,111,200
Less current portion	(6,328,000)	(1,716,500)
Notes payable - long term	$-	$3,394,700

At June 30, 2010, the Company has a $5.7 million outstanding balance, presented as Notes payable – current, under a $5.7 million Line of Credit Agreement (“Agreement”), presented in the table above as “Notes Payable – Trust”.  The Agreement is with a private trust controlled by Mr. Donald Anderson, owner of approximately 8.6% of the Company’s Class A Common Stock and member of the Company’s Board of Directors, and was entered into in June 2002, for an initial credit line of $1.3 million secured by substantially all of the assets of the Company.

During the quarter ended September 30, 2008, the Company was notified by Mr. Donald Anderson that the Anderson Trust had purchased a StarTrak issued note payable in the amount of $500,000 (presented at June 30, 2009 as Notes payable – Vendor) from TransCore Link Logistics Corp., a vendor of StarTrak who had received the note earlier in the quarter.  The note accrues interest at 15% per annum and interest is paid quarterly.  The note matures on December 31, 2011 and can be prepaid at any time without penalty.

The Agreement has been amended various times since June 2002 with the last modification during the quarter ended December 30, 2009 when the credit line was increased from $3.25 million to $5.7 million.  The Agreement amendment converted $1,691,100 of Series D Preferred Stock held by the Lender or related entities, $96,200 of accrued interest and fees due the trust, and a separate $500,000 term loan discussed above (issued by the Company’s wholly owned subsidiary, StarTrak Systems LLC to a vender and now held by the trust) into the line of credit balance.  Under the amended Agreement, the Company must maintain a minimum balance due of at least $2.5 million through the January 1, 2011 maturity date.  Interest is accrued at the prime rate plus 3% (6.25%) for any balance up to $2 million and 12% on balances in excess of $2 million.

Under the Agreement, the lender has the unilateral right to reduce the line of credit under Agreement to any amount equal to or in excess of $1,500,000 upon ninety (90) days written notice to ATI.  The credit limit under the Agreement shall be reduced to $4.7 million upon the sale by the Company of any material portion of its assets.  In addition, the lender had the right to convert up to $1 million of the outstanding balance into Class A Common Stock of the Company at a price of $10.00 per share.  Interest payments made under the Agreement amount to $439,200 and $220,800 in fiscal years ended June 30, 2010 and 2009 respectively. The Anderson Trust was also paid $18,700 in fiscal year 2010 and $56,300 in fiscal year 2009 in interest under a separate $500,000 note payable that was transferred to the line of credit agreement during the year.

Notes payable – Tenix represents an unsecured note assumed in the acquisition of StarTrak acquisition.  The note was amended on September 16, 2009 and Tenix converted the remaining $360,000 principal balance plus all accrued interest for 125,000 shares of Class A Common Stock of the Company with a value of $410,000.  The agreement further provided for the possible issuance of additional shares (not to exceed 18,750) in the event the weighted average closing price for the shares of the Company’s Class A Common Stock for the period from October 1, 2009 through November 30, 2009 (“Measuring Period”) was less than $3.60 per share.  The weighted average closing price for the period October 1, 2009 to November 30, 2009 was in excess of the $3.60 per share and therefore, no additional shares were issued under the amended agreement.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes payable – ComVest Capital represents balance due under a term loan agreement with ComVest Capital LLC.  The Company had amended its term loan agreement with ComVest Capital LLC in September 2009, reducing the principal payments required under the loan agreement for the months of September and October 2009 from $100,000 to $25,000 per month and for the months of November 2009 to January 2010 from $100,000 to $50,000.  Under the amended agreement, ComVest has the right to convert any outstanding principal amount and /or accrued interest thereon into Class A Common stock at a price of $5.20 per share.  In addition, ComVest had an option to (i) convert up to $100,000 of principal and interest due into Class A Common Stock at a conversion rate of $2.78 per share any time through October 31, 2009, (ii) convert an additional $100,000 of principal and interest due into Class A Common Stock at a conversion price equal to ninety (90%) of the weighted average closing price for the Common Stock on the NASDAQ capital market for the five trading days immediately before January 1, 2010, anytime between January 1, 2010 and February 28, 2010.  The amendment provided for the note to bear interest at the rate of ten and one-half (10.5%) percent per annum, however, that during the continuance of any Event of Default, the interest rate hereunder shall increase to fifteen and one-half (15.5%) percent per annum.

On December 30, 2009, the Company again amended its term loan agreement with ComVest Capital LLC, modifying the principal payments required.  Payments were restructured by eliminating a $50,000 payment due in January 2010 and stipulating the repayment of the remaining balance at $100,000 per month for the months February through May 2010, with the final installment due June 1, 2010.  The amendment reduced the conversion price of up to $100,000 of principal and interest balance convertible anytime between January 1, 2010 and February 28, 2010 from ninety (90%) percent to eighty (80%) of the weighted average closing price for the Common Stock on the NASDAQ capital market for the five (5) trading days immediately before January 1, 2010.

The latest amendment to the ComVest term loan agreement occurred on June 1, 2010 when the principal balance of the Note was $500,000.  The interest rate was increased to 12% per annum with an additional 3% penalty during the continuance of any Event of Default under the Loan Agreement.   The outstanding principal balance of the note, and/or any accrued interest thereon is convertible into shares of common stock of the Company at a price of $1.92 per share.  The amendment requires that the note shall be payable in (i) four (4) equal monthly installments of $100,000 each due and payable on the first day of each calendar month commencing August 1, 2010 through and including November 1, 2010, and (ii) a final installment due and payable on December 1, 2010 in an amount equal to the entire remaining Principal balance of this Note.

Notes payable – Other represents unsecured notes issued to two officers of the Company.  The first note, in the amount of $100,000 and bearing interest at 12% per annum, is a 30 day demand note issued to the Chief Executive Officer for additional working capital.  The second note is a 10 day convertible demand note in the amount of $28,000 issued to the Company’s CFO for additional working capital that bears interest at 8% per annum.  The $28,000 note is convertible into Class A Common Stock at $2.24 per share.

In November of 2009, the Company issued a $200,000 note payable to a private investor for additional working capital.  The note was unsecured, incurred interest at a rate of 10% per annum and was paid in April 2010.

8.         CONTRACTS IN PROGRESS

The Company had three uncompleted contracts in progress at both June 30, 2010 and 2009 within the RFID Technology segment classified as assets held for sale, for the installation of TSI PRISM systems.  Billings in excess of costs and estimated earnings at June 30, 2010 and 2009 consist of the following:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30, 2010	June 30, 2009
Costs incurred on uncompleted contracts	$4,223,300	$4,066,700
Gross profit earned to date	962,400	1,392,700
Revenues earned to date	5,185,700	5,459,400
Less: billings to date	(5,189,200)	(5,532,400)
(Billings in excess of costs and estimated
earnings) and costs and estimated
earnings in excess of billings	$(3,500)	$(73,000)

At June 30, 2010 and 2009, net billings in excess of costs and estimated earnings is presented in the consolidated balance sheet as Liabilities and Assets Held for Sale.  Billings in excess of costs and estimated earnings on uncompleted contracts was ($98,700) and ($245,500) and costs and estimated earnings in excess of billings on uncompleted contracts of $95,200 and $172,500 for June 30, 2010 and 2009, respectively.

9.         INCOME TAXES

A reconciliation of anticipated statutory rates is as follows:

	2010	2009

Statutory rate	34.0%	34.0%
State income taxes, net of federal income
tax benefit	5.0%	5.0%
Reduction in valuation allowance related
to net operating loss carry-forwards and change
in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

The components of the net deferred tax asset (liability) recognized as of June 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	$17,300,000	$19,500,000
Property, plant and equipment	(60,000)	(1,050,000)
Other temporary timing differences	700,000	400,000
Less: Valuation allowance	(17,940,000)	(18,850,000)

Net deferred tax	$--	$--

A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.  A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits.  The valuation allowance reflects a 100% reserve for all years reported above.  At June 30, 2010, the Company had net operating loss and capital loss carry-forwards for federal tax purposes of approximately $49,000,000. The loss carry-forwards, unless utilized, will expire from 2011 through 2030.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Such limitation of the net operating losses may have occured but the Company has not fully analyzed at this time as the deferred tax asset is fully reserved.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.         RELATED PARTY TRANSACTIONS

At June 30, 2010 and 2009, the Company had a line of credit agreement (“Agreement”), more fully discussed in Note 7 – Line of Credit and Notes Payable, with a private trust (“Lender”), controlled by Mr. Donald Anderson, owner of approximately 8.6% of the Company’s Class A Common Stock and member of the Company’s Board of Directors.  At June 30, 2010, the Company owed $5.7 million under the $5.7 million line of credit agreement.

As discussed in Note 12 – Shareholders’ Equity, during the fiscal year ended June 30, 2010, the Company issued a total of 45,500 shares of Class A Common Stock, valued at $122,100 and 17,800 shares of Series D Preferred Stock, valued at $178,500, in payment of Series D Preferred Stock dividends.  Included were 4,900 shares of Class A Common Stock, or approximately 10.8%, valued at $14,600, issued to officers and directors of the Company.    Officers and Directors of the Company were issued 16,000, or approximately 89%, of the 17,800 Series D Preferred shares issued as stock dividends.   The Company also completed a private offering to accredited investors during fiscal year 2010, with the issuance of 720,000 shares of Series E Convertible Preferred Stock with a stated value of $4.50 per share, receiving $3,143,400, net of expenses.  2.1%, or 15,000, of the 720,000 Series E Preferred Shares were sold to a director and officer of the Company.

On October 6, 2009, the Company’s board of directors modified certain warrants, scheduled to expire on November 16, 2009, to purchase 37,500 shares of the Company’s Class A Common Stock (issued in a previous preferred stock offering) by reducing the exercise price from $10.00 to $4.00 per share.   Warrants to purchase 11,300 Class A Common Shares, or 30%, were held by officers and directors of the Company.  Prior to expiration, the Company extended the expiration date of the warrants to November 16, 2010.

The Company’s subsidiary, StarTrak Systems, LLC, obtains certain software engineering services from ST Wireless, a company organized and operating under the laws of India.  Timothy P. Slifkin, a director of Alanco and StarTrak’s president, informed the Company that he assisted with the formation of ST Wireless in India.  ST Wireless has performed these services since the acquisition of StarTrak by Alanco in June 2006.  For the years ended June 30, 2010 and 2009, StarTrak paid ST Wireless $161,650 and $24,400, respectively, for services performed.  Mr. Slifkin represents that he has no ownership interest in ST Wireless, nor does he have any option to acquire any interest in ST Wireless, however he does have a relationship with ST Wireless as described in the following paragraph.

Mr. Slifkin has recently informed Alanco that he owns 60% of the outstanding membership interests of August Matrix, LLC, a New Jersey limited liability company formed in 2008 to represent ST Wireless in the United States.  Since August, 2008, StarTrak has remitted all payments to August Matrix for services provided by ST Wireless to StarTrak.  Although StarTrak did not make any payment to August Matrix during fiscal year ended June 30, 2010, for the years ended June 30, 2009 and 2008, StarTrak paid August Matrix $53,800 and $205,400, respectively,   (Mr. Slifkin’s 60% portion being $32,300 and $123,200).  Mr. Slifkin further informed the Company that all of the monies paid by StarTrak to August Matrix were, in turn, paid by August Matrix to ST Wireless for the benefit of StarTrak, and that Mr. Slifkin has received no disbursements or compensation from either August Matrix or ST Wireless.   Amounts due either ST Wireless or August Matrix at June 30, 2010 or 2009 were not deemed material.

11.      COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain facilities under non-cancelable operating lease agreements that expire through fiscal year 2018.  Future minimum payments under non-cancelable operating leases at June 30, 2010 for fiscal years ended 2011 through 2015 are as follows:

Years Ended	Operating
June 30,	Leases
2011	$267,700
2012	188,200
2013	188,800
2014	192,400
2015	195,900
$1,033,000

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum payments for fiscal years 2016 through 2018 amount to $677,900.  Rent expense related to these operating leases totaled approximately $435,700 and $425,000 for the years ended June 30, 2010 and 2009, respectively.

Legal Proceedings - The Company’s subsidiary, StarTrak Systems, has recently been made a defendant concerning certain patent infringement claims as follows:

Arrivalstar S.A, et all. v. StarTrak Systems, LLC, et al.  Case No.: 4:10-CV-0033.  This action is a patent infringement action venued in the United States District Court for the Northern District of Indiana.  StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued.  StarTrak is represented in this matter by the firm Holland & Knight, 131 South Dearborn Street, 30th Floor, Chicago, IL 60603.

Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327.  This action is another patent infringement action venued in the United States District Court for the Eastern District of Texas.  Again, StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued.  StarTrak is represented in this matter by the firm Novak Druce & Quigg, LLP, 1000 Louisiana Street, Fifty Third Floor, Houston, Texas 77002.

Both of these lawsuits are quite early in the discovery stage and StarTrak’s counsel have not had the opportunity to form an opinion concerning the likely outcome.  However, the Company’s management believes that the suits are without merit and the Company will vigorously defend itself in the matters.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of June 30, 2010 there was no such litigation pending deemed material by the Company.

12.  SHAREHOLDERS’ EQUITY

Preferred Shares – In fiscal 2003, the Company allocated 5,000,000 of the 25,000,000 authorized shares of the Company’s Preferred Stock to be known as Series A Convertible Preferred Stock (“Series A”).  All Series A Preferred Stock outstanding were converted in Class A Common Stock during FYE 2008 and no shares have been issued since, therefore, there were no Series A Preferred Stock outstanding at June 30, 2010 or 2009.

During fiscal 2002, the Company allocated an additional 500,000 shares of the authorized shares of the Company’s Preferred Stock to be known as Series B Convertible Preferred Stock (“Series B”), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share for a value received of $500,000 ($487,300 net of related expenses).  The Series B Convertible Preferred Stock has priority ranking superior to the Common Stock of the Company and all other series of preferred stock with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company.   The preferred shares are each convertible into .65 shares of Common Stock and each Series B Preferred Share has voting rights equal to the number of shares of Common Stock into which the Series B is convertible.  Holders of shares of the Company’s Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment.  Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind."  Dividends on Series B Preferred Shares paid "in-kind" during fiscal 2010 and fiscal 2009 amounted to 10,500 and 9,400 Series B Preferred Shares with values of approximately $104,000 and $94,000, respectively.  At June 30, 2010 and 2009, there were 111,200 and 100,700 shares of Series B Convertible Preferred Stock outstanding, respectively.

The Company allocated an additional 500,000 of the authorized shares of the Company’s Preferred Stock to be known as Series D Convertible Preferred Stock (“Series D”) in fiscal 2008.  The Series D Preferred Stock has a priority ranking superior to the Common Stock of the Company and all other series of preferred stock, except the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which has a ranking superior to the Series D Preferred Stock, with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company.  Initially, holders of Series D were entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual cash dividend of 15% per annum, paid quarterly, based upon a per share value of $10.00 for purposes of such dividend payment.  During the quarter ended March 31, 2010, the Company completed an agreement with the Series D Preferred Stock shareholders to amend the Powers, Preferences, Rights, and Limitations reducing dividends from 15% per annum to 5% and to provide a conversion feature into shares of the Company’s Class A Common Stock at the rate of $4.00 per share or 2.5 shares of Common Stock for each share of Series D Preferred Stock.  Dividends shall accrue and be cumulative from the date of issue.  The Company issued 17,800 shares, valued at $178,500, of Series D Preferred Stock during fiscal 2010 as payment-in-kind of current and accrued dividends.  See dividend table below for additional information on dividends expense for fiscal 2010 and 2009.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the quarter ended June 30, 2009, the Company allocated 750,000 of the authorized shares of the Company’s Preferred Stock to be known as Series E Convertible Preferred Stock (“Series E”).  The Series E shares are each convertible into 1.5 shares of Common Stock and each Series E Share has voting rights equal to the number of shares of Common Stock into which the Series E is convertible.  The Series E Preferred Stock has a priority ranking superior to the Common Stock of the Company and all other series of preferred stock of the Company, except the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series D Convertible Preferred Stock of the Company, which all shall have a ranking superior to the Series E Convertible Preferred Stock, with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company.  Holders of Series E are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual cash dividend of 5% per annum, paid quarterly, to shareholders of record on the respective record date.  Dividends on each share of the Series E Convertible Preferred Stock shall accrue and be cumulative from the date of issue.

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

The following is a summary of Preferred Stock Dividends expensed during the fiscal years ended June 30:

	2010	2009
Preferred Dividends, Series B paid in kind	$104,000	$94,000
Preferred Dividends, Series D paid in kind	96,000	55,500
Preferred Dividends, Series D paid in Class A
Common Stock	81,000	97,200
Preferred Dividends, Series D paid by note payable	17,200	-
Preferred Dividends, Series E paid in cash	30,700	125,000
Preferred Dividends, Accrued and unpaid at June 30th	56,400	106,500
Total Preferred Stock Dividend Expense	$385,300	$478,200

Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of Class A Common Stock (reduced from the previously authorized 100,000,000 shares), each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share.  No Class B Common Stock has been issued and none was outstanding at June 30, 2010 and 2009.

            During fiscal year ended June 30, 2010, the Company issued 609,500 of Class A Common Stock.  8,700 shares were issued in exchange for services valued at $25,700, 376,900 shares, valued at $937,300, were issued for payment on notes payable, 178,400 shares, valued at $301,600, were issued in a private offering to accredited investors and 45,500 shares, valued at $122,100 were issued as preferred stock dividend payments.  The Company recognized as an expense during the year, $439,500 related to the value of stock based compensation (Stock Options).  NASDAQ listing fees for fiscal 2010 amounted to $40,700.

The Company issued 104,500 shares during fiscal year ended June 30, 2009 valued at $518,400.  31,400 shares, valued at $257,200, were issued for options and warrants exercised,  25,500 shares were issued in exchange for services valued at $85,300, 15,000 shares valued at $78,700, were issued for an acquisition and 32,600 shares valued at $97,200, were issued in partial payment of Series D Preferred Stock dividends.  The Company also recognized as an expense during the year, $1,480,600 related to the value of stock based compensation (Stock Options).  In addition, the Company agreed, as partial consideration for an amendment to a line of credit, to modify terms of existing outstanding warrants held by the Lender to purchase a total of 33,800 shares of the Company’s Class A Common Stock (prices from $10.00 to $18.96 per share).  The modifications included extending the expiration date by 24 months and reducing the exercise price to $4.80 per share.  The warrant modification had a Black-Scholes valuation of $62,400, which has been recorded as equity.   Nasdaq listing fees for fiscal 2009 amounted to $49,300.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The value of employee stock-based compensation recognized for the year ended June 30, 2010 and 2009 amounted to $439,500 and $1,480,600, respectively.  See Note 1 – Nature of Operations and Significant Accounting Policies and Note 2 – Stock-Based Compensation for additional discussion of the Company’s policies related to employee stock-based compensation.

Warrants - As of June 30, 2010, the Company had 409,000 warrants outstanding with a weighted average exercise price of $11.47.  The life of the outstanding warrants extends from August 13, 2010 through April 25, 2016.  The following is a table of activity related to all warrants.

		Weighted
	Number of	Average
	Shares	Exercise Price $
WARRANTS OUTSTANDING, June 30, 2008	666,500	$17.20
Granted	-	-
Exercised	(2,100)	4.80
Canceled/Expired	(81,100)	16.96
WARRANTS OUTSTANDING, June 30, 2009	583,300	$16.24
Granted	8,600	4.00
Exercised	-	-
Canceled/Expired	(182,900)	22.82
WARRANTS OUTSTANDING, June 30, 2010	409,000	$11.47

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Details relative to the 409,000 outstanding warrants at fiscal 2010 year end are outlined below.

Outstanding Warrants

Date of Grant	Number of Shares	Exercise Price $	Date of Expiration	Purpose of Issuance
10/31/2003	2,500	$4.80	10/31/2011	(1)
3/22/2005	3,800	$4.80	3/22/2012	(1)
6/29/2005	27,900	$4.80	6/29/2012	(2)
11/16/2005	37,500	$4.00	11/16/2010	(2)
11/16/2005	20,000	$4.80	11/16/2011	(2)
4/26/2006	41,000	$12.96	4/25/2016	(3)
7/14/2006	9,000	$12.00	7/14/2011	(4)
7/14/2006	27,000	$12.00	1/30/2012	(4)
9/28/2006	1,700	$14.40	9/30/2011	(5)
9/28/2006	33,800	$1.92	9/30/2011	(5)
6/25/2007	2,500	$4.80	6/29/2012	(1)
8/13/2007	46,800	$24.00	8/13/2010	(6)
1/18/2008	146,900	$14.00	1/18/2013	(4)
7/31/2009	8,600	$4.00	7/31/2012	(7)
Total Warrants Outstanding
at June 30, 2010	409,000

(1) Issued in consideration for line of credit agreement
(2) Issued in consideration for exercise of expiring warrants above market price
(3) Issued in connection with April 2006 private offering
(4) Issued in consideration with sale of Series A Preferred Stock
(5) Issued in connection with September 2006 term loan financing
(6) Issued in connection with August 2007 private offering
(7) Issued in connection with July 2009 private offering

There were no warrants exercised in fiscal 2010. There were approximately 2,100 warrants exercised in fiscal 2009 generating approximately $10,000.

Stock Options - As of June 30, 2010, the Company had a total of 955,800 stock options outstanding with a weighted average exercise price of $6.27.  Of these options, 738,300 are exercisable at 2010 fiscal year end.  The tables below, as well as the narrative following, provide further information regarding the Company’s stock options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a table of activity of all options:

		Weighted
	Number of	Average
	Shares	Exercise Price $
OPTIONS OUTSTANDING, June 30, 2008	834,200	$16.00
Shares repriced during period	(715,900)	16.32
Repriced replacement shares	572,700	6.40
Granted	145,600	9.44
Exercised	(29,300)	8.40
Canceled/Expired	(51,700)	14.88
OPTIONS OUTSTANDING, June 30, 2009	755,600	$7.52
Granted	302,600	3.52
Exercised	-	-
Canceled/Expired	(102,400)	7.28
OPTIONS OUTSTANDING, June 30, 2010	955,800	$6.27

For all options granted during fiscal years 2010 and 2009 the option price was not less than the market price, as defined in the stock option plans, of the Company's Common Stock on the grant date.  At June 30, 2010 options for 738,300 shares were exercisable and options for the remaining shares become exercisable within the next four years.  If not previously exercised, options outstanding at June 30, 2010 will expire as follows:

Calendar Year	Number of	Weighted Average
of Expiration	Shares	Exercise Price
2010	11,200	$6.32
2011	227,600	6.06
2012	153,400	7.19
2013	151,600	8.85
2014	228,200	5.24
2015	182,300	4.88
2016	1,500	12.00
	955,800	$6.27

Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2010 is as follows:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Price	Shares	Life (in years)	Price	Shares	Price
$2.80-$4.00	306,000	4.14	$3.52	134,300	$3.77
$6.00-$7.36	377,200	1.55	$6.09	351,600	$6.10
$8.00-$9.20	158,000	4.30	$8.08	140,100	$8.09
$9.60-$14.00	91,600	3.21	$9.69	89,300	$9.69
$16.00-$30.00	23,000	2.33	$19.91	23,000	$19.91

Totals	955,800		$6.27	738,300	$6.92

The Company’s Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company’s Board of Directors.  Company stock options are issued to employees at an exercise price not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years.  Options granted to employees under the Stock Option Plans, which are terminated prior to exercise, are considered to be available for grant to subsequent employees.  Total issued stock options for any plan may exceed those authorized due to termination of prior non-exercised grants.  Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.  Unless otherwise established by the Committee, the standard vesting schedule for the incentive stock options issued currently is 10% vested immediately upon grant, 15% vested after twelve months from date of grant, 25% after two years from the date of grant, 25% after three years, and 25% after four years.  All of the options have been or will be registered on Form S-8 filings.  See Notes 1 and 2 for a discussion of the applicable accounting treatment of stock-based compensation for fiscal years 2010 and 2009.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alanco Stock Option Summary (1)
as of June 30, 2010
							Balance	Exercise
Plan		Authorized	Issued	Exercised	Cancelled	Outstanding	to Issue	Price Range (5)

Misc	(2)	N/A	183,500	68,700	84,600	21,500	0	$6.00 - $20.00
1998	(3)	37,500	82,100	9,600	60,500	7,100	0	$6.00 - $16.00
1998 D&O	(4)	37,500	37,500	21,100	14,700	0	0	0
1999	(3)	75,000	203,800	26,200	144,000	30,100	0	$4.00 - $10.00
1999 D&O	(4)	25,000	32,200	0	7,500	20,200	0	$4.00 - $30.00
2000	(3)	50,000	102,100	16,500	59,200	21,800	11,700	$6.00 - $14.00
2000 D&O	(4)	25,000	24,500	6,000	0	15,600	3,400	$6.00 - $7.36
2002	(3)	75,000	89,000	0	22,100	53,200	21,800	$6.00 - $18.00
2002 D&O	(4)	25,000	25,000	2,000	1,000	17,600	5,400	$8.00
2004	(3)	100,000	128,500	0	34,800	76,400	23,600	$6.00-$9.20
2004 D&O	(4)	50,000	49,500	0	0	40,000	10,000	$6.00-$9.20
2005	(3)	150,000	204,300	0	29,100	149,000	1,000	$2.80-$8.00
2005 D&O	(4)	50,000	50,000	0	0	40,000	10,000	$6.00
2006	(3)	375,000	437,500	0	42,900	370,200	4,800	$2.80 - $9.60
2006 D&O	(4)	125,000	100,000	0	0	93,100	31,900	$4.00 - $9.60
Totals		1,200,000	1,749,500	150,100	500,400	955,800	123,600

(1) Only includes plans with options currently outstanding or having a balance available to issue.
(2) Options issued to officers and other employees outside of any plan as an inducement at time of employment
(3) Employee Incentive Stock Option Plan.
(4) Directors and Officers Stock Option Plan.
(5) Range of exercise prices for outstanding options only.

13.         RETIREMENT PLAN

The Company provides a 401(k) retirement plan for its employees.  Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment.  Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate.  The Company matches 25% of the amount deferred by employees, matching up to 4% of an employee’s annual compensation.  The Company’s matching contributions totaled $17,500 and $20,800 for the years ended June 30, 2010 and 2009, respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	RESULTS OF OPERATIONS

The following table is a summary of the results of operations and other financial information by major segment:

	Wireless	DISCONTINUED OPERATIONS
	Asset	RFID	Data
	Management	Technology	Storage	Total
Fiscal year 2010
Sales	$14,632,400	$829,400	$974,100	$1,803,500
Cost of Goods Sold	8,664,400	756,300	653,100	1,409,400
Gross Profit	5,968,000	73,100	321,000	394,100

Gross Margin	40.8%	8.8%	33.0%	21.9%

Selling, General & Administrative	5,779,500	1,574,900	388,600	1,963,500
Corporate Expense	946,300	-	-	-
Impairment charge	-	4,500,000	373,700	4,873,700
Stock based compensation expense	400,300	35,700	3,600	39,300
Depreciation and Amortization	534,900	68,000	18,200	86,200
Total Selling, General & Administrative	7,661,000	6,178,600	784,100	6,962,700
Operating Income (Loss)	$(1,693,000)	$(6,105,500)	$(463,100)	$(6,568,600)

Capital Expenditures	$16,800	$16,100	$4,300	$20,400

Fiscal year 2009
Sales	$13,633,600	$5,468,400	$2,157,100	$7,625,500
Cost of Goods Sold	9,686,100	3,540,200	1,571,600	5,111,800
Gross Profit	3,947,500	1,928,200	585,500	2,513,700

Gross Margin	29.0%	35.3%	27.1%	33.0%

Selling, General & Administrative	5,171,700	1,545,600	947,400	2,493,000
Corporate Expense	915,800	-	-	-
Stock based compensation expense	1,412,400	58,900	9,300	68,200
Depreciation and Amortization	500,400	84,400	20,200	104,600
	8,000,300	1,688,900	976,900	2,665,800
Operating Income (Loss)	$(4,052,800)	$239,300	$(391,400)	$(152,100)

Capital Expenditures	$226,800	$68,000	$18,200	$86,200

15.   SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA  (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2010 and 2009.  In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto.  The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Net Sales	$2,976,900	$3,627,200	$3,825,800	$4,202,500
Cost of sales	1,587,700	2,159,300	2,188,400	2,729,000
Gross profit	1,389,200	1,467,900	1,637,400	1,473,500
Loss from Continuing Operations	(562,600)	(586,700)	(510,800)	(898,700)
Loss from Discontinued Operations	(502,800)	(603,600)	(510,000)	(4,952,200)
Net loss*	(1,065,400)	(1,190,300)	(1,020,800)	(5,850,900)
Loss per share - basic & diluted	$(0.26)	$(0.28)	$(0.24)	$(1.29)
Weighted Average Shares	4,074,000	4,241,400	4,331,800	4,536,300

2009
Net Sales	$3,312,700	$3,389,600	$3,758,000	$3,173,300
Cost of sales	2,508,200	2,447,200	2,784,100	1,946,600
Gross profit	804,500	942,400	973,900	1,226,700
Loss from Continuing Operations	(1,328,300)	(1,053,200)	(950,800)	(1,964,100)
Loss from Discontinued Operations	96,600	(197,500)	(56,900)	5,700
Net loss*	(1,231,700)	(1,250,700)	(1,007,700)	(1,958,400)
Loss per share - basic & diluted	$(0.31)	$(0.31)	$(0.25)	$(0.49)
Weighted Average Shares	3,931,800	3,978,000	3,991,500	4,031,500

*Attributable to Common Shareholders

16.  SUBSEQUENT EVENTS

Subsequent to June 30,  2010 the Company completed several material stock transactions including (a) the issuance of 112,500 shares of the Company’s Class A Common Stock in a private transaction to an accredited investor, receiving $160,500, or $1.43 per share, net of expense of $7,500; (b) the sale of 271,700 shares of Class A Common Stock and 95,100 three-year warrants to purchase Class A Common Stock to a group of three accredited investors for $460,000, or $1.69 per share, net of $40,000 of expense, and (c) the issuance of 129,700 shares of Class A Common Stock in exchange for approximately 51,900 shares of the Company’s Series D Preferred Convertible Stock valued at $518,900, for a conversion price for the common stock of $4.00 per share.

The Company announced on July 22, 2010 that its wholly owned subsidiary StarTrak Systems, a leading provider of wireless monitoring and management data services for the refrigerated transportation industry, and Qualcomm Incorporated, (NASDAQ: QCOM), a leading provider of integrated wireless systems and services to transportation, logistics and services fleet companies, will offer StarTrak’s ReeferTrak Systems for refrigerated transport to Qualcomm customers.

The Company announced on August 18, 2010, in line with its strategic divestiture program, the sale of its wholly owned subsidiary, Alanco/TSI PRISM, Inc. located in Scottsdale, AZ.  The assets and business of TSI PRISM, a provider of RFID inmate tracking technology to the corrections market, was purchased by Black Creek Integrated Systems Corp., a private company located in Irondale, Alabama.  The transaction, which closed on August 17, 2010, consisted of $2 million in cash, and a potential earn-out valued in the range of $500,000 to $1,000,000.  $1.8 million of the $2 million received was applied as a payment to the $5.7 million line of credit Agreement and the remaining $200,000 was applied to Notes payable - ComVest Capital.  Since the transaction is considered a sale by the Company of a "material portion of its assets", the credit line under the agreement was reduced to $4.7 million.  The divestiture program significantly improved Alanco’s financial position by reducing secured debt and eliminating the large operating losses associated with the divested businesses, which reported significant losses during the fiscal year ended June 30, 2010.

On September 30, 2010, the company made a request for an advance under the Line of Credit Agreement, within the established credit limit.  (See additional discussion of the Line of Credit Agreement in footnote 7. - Line of Credit and Notes Payable.)  In a letter dated October 2, 2010, the Company was informed that the Trust administrators “believed there is a material impairment of the prospect of repayment of the indebtedness when due on January 1, 2011, which constitutes a default under section 7.d of the Restated Loan Agreement.  Therefore, we hereby exercise our right under section 8.1 b of the Restated Loan Agreement to cease advancing money to Alanco and its subsidiaries.”  Currently the Agreement has not been terminated and as such no acceleration of the balance was declared.   The Company is not in agreement with Trust’s conclusions or actions under the Agreement; however the Company is committed to resolve the issue and either retire the balance or extend the due date of the loan.

On October 4, 2010, the Company received a letter of resignation from Don Anderson as a member of the Company’s Board of Directors, effective immediately.  Mr. Anderson is the owner of approximately 8.6% of the Company’s Class A Common Stock, member of the Company’s Board of directors and Trustee of the Anderson Trust; provider of the Company’s Line of Credit arrangement discussed above.  A copy of the resignation, with attachments, submitted with the resignation letter are attached as Exhibit __ to this form 10-k.

In his resignation letter, Mr. Anderson states that the company’s auditors have taken a “position” in regards to the additional borrowing capacity available under The Anderson Family Trust Line of Credit.  The independent public accountants have taken no such position.  In fact, the independent auditors have stated that “at no time were we engaged to render a separate opinion as to the borrowing capacity available under The Anderson Line of Credit and we have had no communications with Mr. Anderson in regards to this matter.”

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 23, 2010, the Company announced strategic initiatives to support the Company’s refocus on its StarTrak wireless asset management business, following its August 18, 2010 asset divestiture program completion, including:

A.
A Reverse Stock Split to Regain NASDAQ Listing compliance:  The Company believes that continued NASDAQ Listing is crucial to maximize long term market valuation and trading liquidity of the Company’s common stock.  Therefore, Alanco will implement a shareholders-approved reverse stock split to maintain compliance with the NASDAQ minimum $1.00 per share price listing requirement.

B.
A Corporate Name Change:  The Company plans to execute a corporate name change, subject to shareholder approval, to reflect the refocused business and recognition of the StarTrak brand as the leading wireless asset management solution for the refrigeration transportation market.

C.
Corporate Consolidation:  Alanco plans to consolidate its corporate headquarters into the StarTrak’s offices in Morris Plains, New Jersey, targeted for calendar year end, to improve efficiency, communications and operational support.

D.
Evaluation of Strategic Alternatives:  The Company will solicit investment banker advice to evaluate strategic alternatives available to enhance shareholder value.  The Company anticipates that a range of options will be developed as a result of this process for review with its board of directors and advisors.  Although the Company is committed to maximizing shareholder value, there can be no assurance of any particular outcome or course of action.

E.
Corporate Succession Issues:  Robert R. Kauffman, Alanco Chairman announced that “As the Company transitions from a holding company structure, we are implementing a management succession plan to select an outstanding candidate to eventually assume my CEO responsibilities and guide the new Company’s exciting future growth plan.”

The Company’s Board of Directors elected to effect a 1 for 8 reverse stock split effective August 27, 2010.  The Company had previously received authority from its shareholders to effect a reverse split at a ratio within a specified range, if and as determined by the Board of Directors, in order to maintain its NASDAQ listing.  As a result of the reverse stock split, each eight shares of the Company’s Class A common stock outstanding at the time of the reverse split were automatically reclassified and changed into one share of common stock, and the total number of common shares outstanding were reduced from approximately 41.7 million shares to 5.2 million shares post-split.  The reverse stock split resulted in a similar adjustment to the Company’s outstanding stock options and securities reserved for issuance under its current incentive plans.  No fractional shares were issued in connection with the reverse stock split and, upon surrender of their stock certificates, shareholders will receive cash in lieu of the fractional shares to which they would otherwise be entitled.  As a result, on September 15, 2010 the Company announced that it had regained NASDAQ listing compliance.

On September 16, 2010, the Board of directors approved the immediate repricing of all of the outstanding stock options (approximately 956,000) held by current Officers, Directors and employees to $1.50, a 7.9% premium to the closing market price on September 15, 2010 of $1.39.  The stock based compensation value created by the repricing, as determined under the Black Scholes method, will result in a non cash expense in future periods, not to exceed the vesting periods of the stock options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 9A (T). CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of such date discussed below. Notwithstanding, the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2010, the Company determined that there were control deficiencies that constituted  material weakness, as described below.

•
As more fully discussed in Note 10 – Related Party Transactions, a director of the Company, who is also President of  a wholly owned subsidiary (StarTrak), has informed the Company that he owns 60% of the outstanding membership interests of August Matrix, LLC, a New Jersey limited liability company formed in 2008 to represent a StarTrak vendor, ST Wireless.  ST Wireless, is a company organized and operating under the laws of India that has provided software engineering services to StarTrak for a number of years.  StarTrak remitted all payments for ST Wireless services to August Matrix starting in August 2008 through September 2009.  This relationship has not been appropriately disclosed, as required, in the Company’s prior filings.

•
We have not assessed our control environment or entity-level controls.  Due to time and staff constraints, we did not perform an assessment of our control environment or entity-level controls in accordance with COSO standards.

•      We have not tested the operating effectiveness of our controls over financial reporting.  During our  reviewprocesswe created and implemented new controls and procedures.  However due to timeand staff constraints, we didnot test our controls over financial reporting in accordance with COSO standards.  Since we have not completely tested our controls, we have determined that our controls over financial reporting were ineffective.

•      The Company did not maintain a sufficient complement of personnel with the appropriate level ofknowledge,experience, and training to analyze, review, and monitor the accounting of inventory adjustments that are significantor non-routine with regard to the flow of inventory material through the warehouse.  As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for inventory adjustments that are significant or non-routine.  This material weakness resulted in errors in the preliminary June 30, 2009 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

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

The Company has taken the following actions to improve internal control over financial reporting:

•
The Audit Committee of the Board of Directors has recommended that the Board of Directors adopt a formal policy requiring each director and executive officer of the Company to annually complete a Director’s and Officers’ Questionnaire designed to update biographical information, disclose economic relationships with related parties, verify individual stock ownership (including beneficial ownership) and disclose other pertinent information that may require disclosure in Company filings.  Failure to comply with the policy would result in appropriate action by the Board of Directors.

•
The Company is currently installing a new Environmental Resource Planning (“ERP”) system at its remaining operating subsidiary, StarTrak Systems, which should significantly improve both  internal control environment and entity controls.

• During the remaining period through the year ending June 30, 2011, we intend to devoteresources, to properlyassess, and remedy if needed, our control environment and entity-level controls.

• During the remaining period through the year ending June 30, 2011, we will enhance our risk assessment, internalcontrol design and documentation and develop a plan for testing inaccordance with COSO standards.

• In July 2008, the senior accounting position at one of the Company’s subsidiaries was upgraded with the addition ofexperienced accounting personnel.  The Company plans to continue to enhance the staffing and competency levelwithin the department with training and periodic reviews.

In addition, the following are specific remedial actions to be taken for matters related to inventory transactions including significant and non-routine adjustments.

• The Company requires that all significant or non-routine inventory adjustments be thoroughly researched, analyzed,and documented by qualified warehouse personnel, and to provide for complete review of the resulting transaction bythe Warehouse Supervisor prior to recording the transactions.  In addition, all major transactions will require the additional review and approval of the Materials Manager.

• The Company requires all significant credit memos be thoroughly documented by accounting personnel and approved by StarTrak management.

In light of the aforementioned material weaknesses, management conducted a thorough review of all significant or non-routine adjustments for the year ended June 30, 2010.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company are:
Name	Age	Position	Year First Director

Harold S. Carpenter	76	Director	1995
James T. Hecker	53	Director	1997
Robert R. Kauffman	70	Director/C.O.B./C.E.O.	1998
Thomas C. LaVoy	50	Director	1998
John A. Carlson	63	Director/E.V.P./C.F.O.	1999
Donald E. Anderson	76	Director	2002
Timothy P. Slifkin	55	Director/C.E.O. - StarTrak	2006

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

Non-Director Significant Employees

The following table provides information regarding key officers for the Company’s primary subsidiaries.  Mr. Oester’s employment with Alanco/TSI PRISM, Inc. terminated effective March 31, 2010.

Name	Age	Position	Year Appointed to Position
Greg M. Oester	62	President - Alanco/TSI PRISM, Inc.	2002
Thomas A. Robinson	49	Executive Vice President - StarTrak Systems, LLC	2006

Greg M. Oester:  Mr. Oester started his employment as President of Alanco/TSI PRISM, Inc. (formerly Technology Systems International, Inc.) in 2000.  He practiced international business law for 12 years and founded a firm in Los Angeles, CA.  He co-founded North American Enterprises, Inc. in 1989 and engaged in sales & marketing of European specialty products in the U.S.A.  Mr. Oester conducted seminars on foreign investment in the U.S.A. throughout Asia.  He was admitted to practice before the U.S. Customs Court, the Court of International Trade and numerous State and Federal venues.  Mr. Oester holds Bachelor of Arts degrees in Political Science and Economics from the University of Arizona and also a Juris Doctor Degree from the University of Laverne.  Mr. Oester’s employment with Alanco/TSI PRISM, Inc. terminated effective March 31, 2010.

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

The Audit/Corporate Governance Committee provides general oversight of the Company’s financial reporting and disclosure practices, system of internal controls, and the Company’s processes for monitoring compliance by the Company with Company policies.  The Audit/Corporate Governance Committee reviews with the Company’s independent registered public accounting firm the scope of the audit for the year, the results of the audit when completed, and the independent registered public accounting firm's fee for services performed.  The Audit/Corporate Governance Committee also recommends independent registered public accounting firm to the Board of Directors and reviews with management various matters related to its internal accounting controls.  During the last fiscal year, there were three meetings of the Audit/Corporate Governance Committee.

Management is responsible for the Company’s internal controls and the financial reporting process.  The independent independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and issuing a report thereon.  The Audit/Corporate Governance Committee is responsible for overseeing and monitoring the quality of the Company’s accounting and auditing practices.

The members of the Audit/Corporate Governance Committee are not professionally engaged in the practice of auditing or accounting and may not be experts in the fields of accounting or auditing, or in determining auditor independence.  Members of the Audit/Corporate Governance Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent registered public accounting firm.  Accordingly, the Audit/Corporate Governance Committee's oversight does not provide an independent basis to determine that management has maintained procedures designed to assure compliance with accounting standards and applicable laws and regulations.  Furthermore, the Audit/Corporate Governance Committee's considerations and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with standards of the Public Company Accounting Oversight Board, that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that the Company's independent registered public accounting firm is in fact "independent."

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

Code of Ethics

The Company has adopted a Corporate Code of Business Conduct and Ethics, which was included as Exhibit 99.2 in the Company’s Form 10-Q filed with the SEC on November 15, 2004.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

The Code of Business Conduct and Ethics is presented on the Company’s web page under the subheading “Corporate Governance.”  Shareholders may receive a copy of the Company’s adopted Code of Conduct, without charge, via e-mail request to alanco@alanco.com, by calling the Company at 480-607-1010, Ext. 857, or by writing to the Company to the attention of the Company’s Corporate Secretary at 15575 N. 83rd Way, Suite 3, Scottsdale, Arizona 85260.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by the Company for the services rendered during the fiscal years ended June 30, 2010, 2009 and 2008 to the Company's Chief Executive Officer, Chief Financial Officer, President of the Company’s subsidiary, Alanco/TSI PRISM, Inc. (ATSI), President of the Company’s subsidiary, StarTrak Systems, LLC (STS), and Executive Vice President of the Company’s subsidiary, StarTrak Systems, LLC, whose salaries and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers").  No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last three fiscal years.

					Long-Term
		Annual Compensation			Compensation
					Securities
					(# shares)
Name and				Other (1)	Underlying
Principal		Annual		Annual	Options
Position		Salary	Bonus	Comp $	Granted in FY

Robert R. Kauffman, C.E.O.
FY 2010		$185,229	None	$17,400	25,000
FY 2009		233,750	None	17,400	31,250
FY 2008		247,500	None	17,400	25,000
John A. Carlson, C.F.O.
FY 2010		165,104	None	10,051	15,625
FY 2009		208,250	None	10,483	15,000
FY 2008		220,500	None	10,405	12,500
Greg M. Oester, President, ATSI
FY 2010		72,328	None	None	6,250
FY 2009		135,831	None	None	6,250
FY 2008		139,050	None	None	6,250
Timothy P. Slifkin, President, STS
FY 2010		140,000	None	1,400	6,250
FY 2009		151,667	None	1,517	3,125
FY 2008	(2)	333,332	None	3,081	12,500
Thomas A. Robinson, Exec V.P., STS
FY 2010		140,000	None	1,400	6,250
FY 2009		151,667	None	1,517	3,125
FY 2008	(3)	343,333	None	3,104	12,500

(1)		Represents supplemental executive benefit reimbursement for the year and Company matching for
Alanco's 401(K) Profit Sharing Plan.

(2)		Includes $156,665 compensation accrued in prior years but paid during fiscal 2008.
(3)		Includes $166,666 compensation accrued in prior years but paid during fiscal 2008.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2010, to each of the Named Executive Officers and/or Directors and to all other employees as a group.  No stock appreciation rights ("SARs") have been granted by the Company.

INDIVIDUAL GRANTS

	Number of
	Securities
	Underlying	% of	Exercise
	Options	Total	Price
	Granted	Options	($/Sh)	Grant	Expiration
Name		Granted		Date	Date

Robert Kauffman	25,000	8.27%	$4.00	7/13/2009	7/13/2014
John Carlson	15,625	5.17%	$4.00	7/13/2009	7/13/2014
Harold Carpenter	9,375	3.10%	$4.00	7/13/2009	7/13/2014
Donald Anderson	9,375	3.10%	$4.00	7/13/2009	7/13/2014
Thomas LaVoy	9,375	3.10%	$4.00	7/13/2009	7/13/2014
James Hecker	9,375	3.10%	$4.00	7/13/2009	7/13/2014
Timothy Slifkin	6,250	2.07%	$4.00	7/13/2009	7/13/2014
Greg Oester	6,250	2.07%	$4.00	7/13/2009	7/13/2014
Tom Robinson	6,250	2.07%	$4.00	7/13/2009	7/13/2014
Other Employees	205,625	67.98%	$2.80 to $4.00	7/13/09 to 4/20/10	7/13/14 to 4/14/15

Total	302,500	100.00%

All options are granted at a price not less than “grant-date market.”  During the fiscal year ended June 30, 2010, 102,413 previously granted stock options expired or were cancelled.

Aggregated Options and Warrants - Exercised in Last Fiscal Year and Values at Fiscal Year End

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2010, and the value of the unexercised, in-the-money options at June 30, 2010.

Name	Shares Acquired On Exercise During 2010 Fiscal Year	Value Realized ($) (1)	Unexercised Options & Warrants at Fiscal Year End (Shares) (2)	Value of Unexercised In-The-Money Options & Warrants at FYE ($) (3)
Robert Kauffman	0	$0	193,250	$0
John Carlson	0	0	94,375	0
Harold Carpenter	0	0	61,925	0
James Hecker	0	0	39,800	0
Thomas LaVoy	0	0	39,550	0
Donald Anderson	0	0	191,430	0
Timothy Slifkin	0	0	46,250	0
Thomas Robinson	0	0	50,000	0

(1)	Calculated as the difference between closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2)	Represents the number of securities underlying unexercised options and warrants that were exercisable at 2010 Fiscal Year End.
(3)
Calculated as the difference between the closing price of the Company’s Common Stock on June 30, 2010, and the exercise price for those options exercisable on June 30, 2010, with an exercise price less than the closing price, multiplied by the number of applicable options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Option Grants Subsequent to Fiscal Year End

No employee stock options were granted subsequent to 2010 fiscal year end.  See Subsequent event footnote for discussion of options repriced subsequent to fiscal year end June 30, 2010.

Employment Agreements and Executive Compensation

The Executive Officers are at-will employees without employment agreements.

Compensation of Directors

During fiscal year 2010, non-employee Directors were compensated for their services in cash ($750 per meeting per day up to a maximum of $1,500 per meeting) and through the grant of options to acquire shares of Class A Common Stock as provided by the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and 2006 Directors and Officers Stock Option Plans (the “D&O Plans”) which are described below.  All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or voting rights as of September 24, 2010.  Information regarding the stock ownership of Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, Donald E. Anderson, Alanco Director, and Timothy P. Slifkin, StarTrak Chief Executive Officer, is also shown in the table in the following section, Current Directors and Executive Officers.  Data provided in the table reflects adjustments in ownership due to the 1 for 8 reverse split effected on August 28, 2010.  Exercisable stock options owned by the individuals listed below have an exercise price of $1.50 per share.  This option price modification was the result of an action by the Board of Directors in September 2010 whereby the Board unanimously voted to modify the price of most outstanding stock options to $1.50 in order to reinstate the incentive such options are intended to give to the option holders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Five Percent Owners Post 8/27/10 Reverse Split

		Class A
		Common		Preferred		Total		Total Stock	Total
		Shares	Series B	Shares		Voting	Exercisable	Owned &	Stock,
		Owned	D or E	Owned		Rights	Stock Options	Options,	Options &
	Class A	Percent	Preferred	Percent		Owned	and Warrants	Warrants,	Warrants
	Common	of	Shares	of	Total	Percent	and Loan	and Loan	Percent of
	Shares	Class	Owned	Class	Voting	of	Conversion	Conversion	Voting
	Owned	(7)	(8)	(9)	Rights	Class	Rights	Rights	Rights (10)

ORBCOMM Inc. (1)	15,060	0.29%	500,000	68.03%	765,060	11.61%	0	765,060	11.61%
Donald E. Anderson (2)	448,752	8.62%	0	0.00%	448,752	6.81%	291,430	740,182	10.76%
Robert R. Kauffman (3)	232,914	4.47%	15,000	2.04%	255,414	3.88%	193,250	448,664	6.62%
Timothy P. Slifkin (4)	286,835	5.51%	13,402	16.27%	320,340	4.86%	47,813	368,153	5.55%
The Rhino Fund LLLP (5)	181,613	3.49%	50,000	60.68%	306,613	4.65%	42,584	349,197	5.27%
ComVest Capital LLC (6)	295,282	5.67%	0	0.00%	295,282	4.48%	137,950	433,232	6.44%

(1)
Per Schedule SC 13D filed with the SEC on April 15, 2010, ORBCOMM Inc. is the owner of 500,000 shares of the Company’s Series E Convertible Preferred Stock with voting rights of 750,000 shares.  Subsequent to the SC 13D filing, ORBCOMM was issued an additional 15,060 shares of Class A Common Stock.  The address for ORBCOMM Inc. is 2115 Linwood Avenue, Suite 100, Fort Lee, NJ  07024.

(2)
The number of shares, options and warrants owned includes:  The Anderson Family Trust, owner of 246,314 shares of Alanco Class A Common Stock, 83,750 exercisable warrants; and rights to 100,000 shares of Class A Common Stock upon election to convert the Line of Credit provided to Alanco Technologies, Inc.; Programmed Land, Inc., owner of 202,063 shares of Alanco Class A Common Stock and 64,605 exercisable warrants; all of which Mr. Anderson claims beneficial ownership; and 375 shares of Alanco Class A Common Stock and 43,075 exercisable options owned by Mr. Anderson.  Mr. Anderson’s address is 11804 North Sundown Drive, Scottsdale, Arizona 85260.

(3)
In addition to the shares shown above, Robert R. Kauffman, Alanco Chairman and Chief Executive Officer, also beneficially owns 455,000 shares of TSIN stock, representing an ownership position of less than 2% of the outstanding TSIN shares.  If TSIN distributes the shares of Alanco common stock owned by TSIN to TSIN shareholders on a proportionate basis, Mr. Kauffman may acquire additional shares of Alanco common stock, thereby slightly increasing his percentage of Alanco common shares owned.  Mr. Kauffman owns 15,000 shares of Series E Convertible Preferred Stock which represent 2.04% of the total Series E Convertible Preferred shares outstanding.  The address for Mr. Kauffman is: c/o Alanco Technologies, Inc., 15575 North 83rd Way, Suite 3, Scottsdale, Arizona 85260.

(4)
In addition to the stock options shown above, Timothy P. Slifkin, President of StarTrak Systems, LLC, has 10,939 options with a vesting schedule ranging from October 5, 2010 to July 13, 2013.  The 13,402 shares of Series D Convertible Preferred Stock beneficially owned by Mr. Slifkin represent 16.27% of the total Series D Convertible Preferred shares outstanding.  The address for Mr. Slifkin is: c/o StarTrak Systems, LLC, 408 The American Road, Morris Plains, NJ 07950.

(5)
The 50,000 shares of Series D Convertible Preferred Stock owned by The Rhino Fund, LLLP, managed by Rhino Capital, Inc., a private capital management company, represent 60.68% of the total Series D Convertible Preferred shares outstanding.  The address for Rhino Capital, Inc. is 32065 Castle Court, Suite 100, Evergreen, CO  80439.

(6)
Per Schedule SC 13G filed with the SEC on June 15, 2010, ComVest Capital LLC is the owner of 2,353,333 shares of the Company’s Class A Common Stock (adjusted for the August 27, 2010 one for eight reverse split to 294,166 shares).  Subsequent to the SC 13G filing, ComVest was issued an additional 1,116 shares of Class A Common Stock.  ComVest also has 33,750 exercisable warrants and loan conversion rights to 104,200 shares of Class A Common Stock.  The address for ComVest Capital LLC is City Place Tower, 525 Okeechobee Blvd, Suite 1050, West Palm Beach, FL  33401.

(7)
The percentages for Class A Common Stock shown are calculated based upon 5,208,290 shares of Class A Common Stock outstanding on September 24, 2010.  The percentages for Total Voting Rights are calculated based upon 6,589,022 voting rights on September 24, 2010.

(8)
Preferred Shares are either Series D Convertible Preferred Stock, each share of which has twenty votes in matters submitted to shareholders for a vote, or Series E Convertible Preferred Stock, each share of which has twelve notes in matters submitted to shareholders for a vote.  As of September 24, 2010, there are 82,393 shares of Series D Convertible Preferred Stock outstanding and 735,000 shares of Series E Convertible Preferred Stock outstanding.  The 5% owners do not own any shares of the Series B Convertible Preferred Stock.

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

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock and Preferred Stock beneficially owned as of September 24, 2010, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of the beneficial ownership for any other purpose.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  Data provided in the table reflects adjustments in ownership due to the 1 for 8 reverse split effected on August 28, 2010.  Exercisable stock options owned by the individuals listed below have an exercise price of $1.50 per share.  This option price modification was the result of an action by the Board of Directors in September 2010 whereby the Board unanimously voted to modify the price of most outstanding stock options to $1.50 in order to reinstate the incentive such options are intended to give to the option holders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Securities of the Registrant Beneficially Owned Post 8/27/2010 Reverse Split(1)

								Stock
								Options &	Total
								Warrants	Stock
			Series D				Total	and Loan	Owned +	Total
	Class A	Shares	or E		Shares		Voting	Conversion	Options &	Stock,
	Common	Owned	Preferred		Owned	Total	Rights	Rights	Warrants	Options
	Stock	Percent	Stock		Percent	Voting	Percent	Exercisable	and Loan	& Warrants
Name of	Shares	of Class	Shares		of Class	Rights	of Class	@ 9/24/10	Conversion	Percent of
Beneficial Owner (2)	Owned	(7)	Owned		(7)	Owned	(7)	+ 60 days (8)	Rights	Class (9)

Robert R. Kauffman (3)	232,914	4.47%	15,000		2.04%	255,414	3.88%	193,250	448,664	6.62%
Director/COB/CEO
John A. Carlson	37,917	0.73%	0		0.00%	37,917	0.58%	106,875	144,792	2.16%
Director/EVP/CFO
Harold S. Carpenter	329	0.01%	0	(5)	0.00%	329	0.00%	64,925	65,254	0.98%
Director
James T. Hecker	12,187	0.23%	0	(6)	0.00%	12,187	0.18%	39,800	51,987	0.78%
Director
Timothy P. Slifkin	286,835	5.51%	13,402		16.27%	320,340	4.86%	50,313	370,653	5.58%
Director/CEO - StarTrak
Thomas C. LaVoy	16,783	0.32%	10,378		12.60%	42,728	0.65%	38,550	81,278	1.23%
Director
Donald E. Anderson (4)	448,752	8.62%	0		0.00%	448,752	6.81%	291,430	740,182	10.76%
Director
Greg M. Oester	3,795	0.07%	0		0.00%	3,795	0.06%	0	3,795	0.06%
President - ATSI
Thomas A. Robinson	188,822	3.63%	8,613		10.45%	210,354	3.19%	54,063	264,417	3.98%
EVP - StarTrak

Officers and Directors	1,228,334	23.58%	47,393		5.80%	1,331,816	20.21%	839,206	2,171,022	29.23%
as a Group (8 individuals)

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

(4)
The number of shares, options and warrants owned includes:  The Anderson Family Trust, owner of 246,314 shares of Alanco Class A Common Stock, 83,750 exercisable warrants; and rights to 100,000 shares of Class A Common Stock upon election to convert the Line of Credit provided to Alanco Technologies, Inc.; Programmed Land, Inc., owner of 202,063 shares of Alanco Class A Common Stock and 64,605 exercisable warrants; all of which Mr. Anderson claims beneficial ownership; and 375 shares of Alanco Class A Common Stock and 43,075 exercisable options owned by Mr. Anderson.

(5)
Excludes 91,056 shares of Class A Common Stock and 19,875 warrants to purchase Class A Common Stock owned by Heartland Systems Co., a company for which Mr. Carpenter serves as an officer.  Mr. Carpenter disclaims beneficial ownership of such shares.

(6)
Excludes 181,613 shares of Class A Common Stock, 50,000 shares of Series D Convertible Preferred Stock and 42,584 warrants to purchase Class A Common Stock owned by Rhino Fund LLLP.  The fund is controlled by Rhino Capital Incorporated, for which Mr. Hecker serves as Treasurer and General Counsel.  Mr. Hecker disclaims beneficial ownership of such shares.

(7)
The percentages for Class A Common Stock shown are calculated based upon 5,208,290 shares of Class A Common Stock outstanding on September 24, 2010.  The percentages for Series D Convertible Preferred Stock are calculated based upon 82,393 shares of Series D Convertible Preferred Stock outstanding on September 24, 2010, each share of which has 1.5 votes in matters submitted to shareholders for a vote.  The percentages for Series E Convertible Preferred Stock are calculated based upon 735,000 shares of Series E Convertible Preferred Stock outstanding on September 24, 2010, each share of which has 1.5 votes in matters submitted to shareholders for a vote.  The percentages for Total Voting Rights are calculated based upon 6,589,022 voting rights as of September 24, 2010.

(8)
Represents unexercised stock options and warrants issued to named executive officers and directors.  All options and warrants listed that were issued to the executive officers and directors were exercisable at September 24, 2010, or will be exercisable within 60 days following September 24, 2010.  Timothy Slifkin also holds the following options:  4,688 options exercisable in fiscal year 2012, 2,188 options exercisable in fiscal year 2013 and 1,563 options exercisable in fiscal year 2014.  Thomas Robinson also holds the following options:  4,688 options exercisable in fiscal year 2012, 2,188 options exercisable in fiscal year 2013 and 1,563 options exercisable in fiscal year 2014.

(9)
The number and percentages shown include the voting rights shares actually owned as of September 24, 2010 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 24, 2010.  The percentages shown are calculated based upon 6,589,022 voting rights as of September 24, 2010.  In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other stockholders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management

Mr. Steve Oman, a former member of the Board of Directors, received compensation in the amount of approximately $139,100 and $107,600 for legal services to the Company for the fiscal years ended June 30, 2010 and 2009, respectively.

Mr. Donald Anderson, a member of the Board of Directors and trustee and beneficial owner of the Anderson Family Trust, was paid interest in fiscal year 2010 in the amount of approximately $457,900 under the Line of Credit Agreement and the Note payable – vendor and $277,100 under the Line of Credit Agreement and Note payable – vendor in fiscal year 2009.

See Note 7 and 10 to the consolidated financials for additional related party transactions and discussion.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Semple, Marchal & Cooper, LLP, for professional services rendered for the audit of the Company’s annual financial statements and review of the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, for the fiscal years ended June 30, 2010 and 2009 were approximately $153,700 and $200,000, respectively.

Audit Related Fees

In each of the last two fiscal years, there were no fees billed for assurance related services rendered by the registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the "Audit Fees" paragraph above.

Tax Fees

Semple, Marchal & Cooper, LLP prepared the Company's tax returns for state and federal purposes.  Tax return preparation fees for the fiscal years ended June 30, 2010 and 2009, were approximately $15,500 and $15,000, respectively.

All Other Fees

Other than the services described above under "Audit Fees", during the fiscal year ended June 30, 2010, Semple, Marchal & Cooper, LLP also provided services related to filing a Form S-3 and related amendments with the Securities and Exchange Commission and billed related fees of approximately $1,600.  No such services were provided during the fiscal year ended June 30, 2009.

Audit Committee Pre-Approval Policies and Procedures

The 2010 and 2009 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent accountants and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

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
 99.1          Audit/Corporate Governance Committee Charter (27)
 99.2   Letter of Donald Anderson Resignation
 99.3   Letter of Loan Agreement Advance Request
 99.4   Letter of Loan Agreement Advance Response
 99.5   Fourth Amendment to Restated Loan and Security Agreement

Footnotes:
              (1)Incorporated by reference to Form 10KSB filed September 27, 2001
              (2)Incorporated by reference to Form 8-K filed September 27, 2002
              (3)Incorporated by reference to Form S-3/A filed November 21, 2004
              (4)Incorporated by reference to Form DEFM14A filed April 22, 2002
              (5)Incorporated by reference to Form 8-K filed June 16, 1008
              (6)Incorporated by reference to Form 8-K filed August 28, 2008
              (7)Incorporated by reference to Form S-8 filed October 22, 1998
              (8)Incorporated by reference to Form S-8 filed November 30, 1998
              (9)Incorporated by reference to Form S-8 filed November 29, 1999

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

              (10)Incorporated by reference to Form S-8 filed December 14, 2000
              (11)Incorporated by reference to Form S-8 filed January 22, 2003
              (12)Incorporated by reference to Form S-8 filed February 17, 2005
              (13)Incorporated by reference to Form S-8 filed February 2, 2006
              (14)Incorporated by reference to Form S-8 filed March 21, 2007
              (15)Incorporated by reference to Form 8-K filed September 18, 2009
              (16)Incorporated by reference to Form 8-K filed March 28, 2005
              (17)Incorporated by reference to Form 8-K filed July 6, 2005
              (18)Incorporated by reference to Form 8-K filed July 14, 2006
              (19)Incorporated by reference to Form 8-K filed June 28, 2007
              (20)Incorporated by reference to Form 8-K filed December 27, 2007
              (21)Incorporated by reference to Form 8-K filed February 29, 2008
              (22)Incorporated by reference to Form 8-K filed September 21, 2007
              (23)Incorporated by reference to Form 8-K filed October 3, 2006
              (24)Incorporated by reference to Form 8-K filed July 27, 2007
              (25)Incorporated by reference to Form 8-K filed January 2, 2008
              (26)Incorporated by reference to Form 10QSB filed November 15, 2004
              (27)Incorporated by reference to Form 14A filed October 18, 2004
              (28)Incorporated by reference to Form 8-K filed September 18, 2009

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
Date: October 5, 2010

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

Date:           October 5, 2010

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

Date:           October 5, 2010
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

Dated:           October 5, 2010
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

DATE: October 5, 2010                                                                                                                              /s/ Robert R. Kauffman
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

SIGNATURE                                                                             TITLE                                                                             DATE

/s/Robert R. Kauffman                                                        Director &                                                                              October 5, 2010
    Robert R. Kauffman                                                         Chief Executive Officer

/s/James T. Hecker                                                               Director                                                                                  October 5, 2010
    James T. Hecker

/s/Harold S. Carpenter                                                         Director                                                                                  October 5, 2010
    Harold S. Carpenter

/s/Thomas C. LaVoy                                                            Director                                                                                  October 5, 2010
    Thomas C. LaVoy

/s/Donald E. Anderson                                                       Director                                                                                  October 5, 2010
    Donald E. Anderson

/s/John A. Carlson                                                               Director &                                                                             October 5, 2010
    John A. Carlson                                                                Chief Financial Officer

/s/Timothy P.Slifkin                                                              Director                                                                                 October 5, 2010
    Timothy P. Slifkin

By /s/  Robert R. Kauffman
Chairman and Chief Executive Officer

Transfer Agent
Computershare Trust Company, Inc.
350 Indiana Street, Suite 800
Golden, CO  80401
303-262-0600
Fax:  303-262-0700