Form 10-Q
period 2010-11-22
ALANCO TECHNOLOGIES INC
filed 2010-11-22
CIK 98618

ALANCO TECHNOLOGIES, INC.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 12, 2010 there were 5,234,600 shares, net of treasury shares, of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited)
		and June 30, 2010		4

		Condensed Consolidated Statements of Operations (Unaudited)
		For the three months ended September 30, 2010 and 2009		5

		Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
		For the three months ended September 30, 2010		6

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the three months ended September 30, 2010 and 2009		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)			9
		Note A –	Basis of Presentation and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation
		Note C –	Inventories
		Note D –	Discontinued Operations
		Note E –	Deferred Revenue
		Note F –	Loss per Share
		Note G –	Equity
		Note H –	Related Party Transactions
		Note I –	Line of Credit and Term Loan
		Note J –	Litigation
		Note K –	Subsequent Events
		Note L –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		24

	Item 4.	Controls and Procedures		24

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		26

	Item 4.	Removed and Reserved		26

	Item 6.	Exhibits		27

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010

	September 30, 2010	June 30, 2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$287,300	$400,500
Accounts receivable, net	2,224,300	2,493,900
Inventories, net	1,578,300	1,222,500
Assets related to discontinued operations	164,000	1,971,000
Prepaid expenses and other current assets	547,900	654,700
Total current assets	4,801,800	6,742,600

PROPERTY, PLANT AND EQUIPMENT, NET	211,400	233,800

OTHER ASSETS
Goodwill	12,575,400	12,575,400
Other intangible assets, net	662,400	770,200
Other assets	169,100	174,200
Total other assets	13,406,900	13,519,800
TOTAL ASSETS	$18,420,100	$20,496,200

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,251,300	$1,917,100
Dividends payable	52,000	56,400
Notes payable, current	4,228,000	6,328,000
Capital leases	19,000	18,100
Customer advances	14,600	4,500
Liabilities related to discontinued operations	1,457,300	1,498,100
Deferred revenue	386,000	309,300
Total current liabilities	8,408,200	10,131,500

LONG-TERM LIABILITIES
Deferred revenue, long-term	371,400	375,500
Capital leases, long-term	-	5,000
TOTAL LIABILITIES	8,779,600	10,512,000

Preferred Stock - Series B Convertible - 500,000 shares authorized,
113,900 and 111,200 issued and outstanding, respectively	1,126,200	1,098,500

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred Stock - Series D Convertible - 500,000 shares authorized,
82,300 and 134,200 shares issued and outstanding, respectively	814,900	1,333,800
Preferred Stock - Series E Convertible - 750,000 shares authorized,
735,000 and 735,000 shares issued and outstanding, respectively	3,210,900	3,210,900
Common Stock
Class A - 75,000,000 shares authorized, 5,208,300 and 4,665,500 shares, net of 2,000 and 2,000 treasury shares, outstanding at
September 30, 2010 and June 30, 2010, respectively	108,866,200	107,355,700
Class B - 25,000,000 shares authorized and 0 shares outstanding	-	-
Accumulated deficit	(104,377,700)	(103,014,700)
Total shareholders' equity	8,514,300	8,885,700

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$18,420,100	$20,496,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2010	2009

NET SALES	$3,694,700	$2,976,900

Cost of goods sold	2,491,300	1,704,400

GROSS PROFIT	1,203,400	1,272,500

OPERATING EXPENSES
Selling, general and administrative expenses	1,547,800	1,194,600
Corporate expenses	302,700	160,800
Amortization of stock-based compensation	337,900	168,800
Depreciation and amortization	130,200	135,600
	2,318,600	1,659,800

OPERATING LOSS	(1,115,200)	(387,300)

OTHER INCOME & EXPENSES
Interest expense, net	(167,800)	(174,500)
Other income (expense), net	(300)	(800)
LOSS FROM CONTINUING OPERATIONS	(1,283,300)	(562,600)

LOSS FROM DISCONTINUED OPERATIONS	-	(502,800)

NET LOSS	(1,283,300)	(1,065,400)

Preferred stock dividends	(79,700)	(140,500)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,363,000)	$(1,205,900)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.25)	$(0.14)
Discontinued operations	$0.00	$(0.12)
Preferred stock dividends	$(0.02)	$(0.03)
Net loss per share attributable to common shareholders	$(0.27)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,094,800	4,073,900

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

			SERIES D		SERIES E
	COMMON STOCK		CONVERTIBLE		CONVERTIBLE
	(NET OF TREASURY STOCK)		PREFERRED STOCK		PREFERRED STOCK		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	DEFICIT	TOTAL

Balances, June 30, 2010	4,665,500	$107,355,700	134,200	$1,333,800	735,000	$3,210,900	$(103,014,700)	$8,885,700

Shares issued for services	3,100	5,300	-	-	-	-	-	5,300
Shares issued for payment of notes	1,100	2,100	-	-	-	-	-	2,100
Value of stock based compensation	-	340,900	-	-	-	-	-	340,900
Private offering, net of expenses	384,300	612,600	-	-	-	-	-	612,600
Series B preferred dividends, paid in kind	-	-	-	-	-	-	(27,600)	(27,600)
Series D preferred dividends, paid or accrued	9,500	16,700	-	-	-	-	(10,400)	6,300
Conversion of Series D preferred stock to common stock	129,700	518,900	(51,900)	(518,900)				-
Series E preferred dividends, paid or accrued	15,100	26,500	-	-	-	-	(41,700)	(15,200)
NASDAQ listing fees		(12,500)						(12,500)
Net loss	-	-	-	-	-	-	(1,283,300)	(1,283,300)
Balances, September 30, 2010	5,208,300	$108,866,200	82,300	$814,900	735,000	$3,210,900	$(104,377,700)	$8,514,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,283,300)	$(1,065,400)
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	133,600	164,600
Stock and warrants issued for services	5,300	69,000
Stock-based compensation	340,900	179,200
Changes in operating assets and liabilities:
Accounts receivable, net	207,600	422,500
Inventories, net	(335,400)	215,700
Prepaid expenses and other current assets	56,700	(41,500)
Accounts payable and accrued expenses	237,000	(726,900)
Deferred revenue	54,500	269,700
Costs and estimated earnings in excess of billings
on uncompleted contracts	12,700	64,000
Billings in excess of costs and estimated earnings
on uncompleted contracts	7,300	(43,300)
Customer advances	(40,100)	155,300
Other assets	5,100	94,000
Net cash used in operations	(598,100)	(243,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of net RFID Technology segment assets	2,000,000	-
Purchase of property, plant and equipment	-	(7,400)
Net cash provided by (used in) investing activities	$2,000,000	$(7,400)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (continued)

	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	$84,875	$-
Repayment on borrowings	(2,182,775)	(25,000)
Repayment on capital leases	(4,100)	(3,600)
Net proceeds from sale of preferred stock	-	541,000
Proceeds from sale of equity instruments, net	612,600	-
Cash dividends paid	(13,200)	-
Payment for NASDAQ fees	(12,500)	-
Net cash provided by (used in) financing activities	(1,515,100)	512,400

NET INCREASE (DECREASE) IN CASH	(113,200)	261,900

CASH AND CASH EQUIVALENTS, beginning of period	400,500	413,500

CASH AND CASH EQUIVALENTS, end of period	$287,300	$675,400

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the period for interest	$167,800	$115,800

Non-Cash Activities:
Value of shares issued for services and credit line amendment	$-	$19,000
Value of shares issued in payment of interest and services	$5,300	$50,000
Value of stock issued for payment of notes	$2,100	$460,000
Series B preferred stock dividend, paid in kind	$27,700	$25,100
Series D preferred stock dividend, paid in common stock or accrued	$23,100	$110,000
Series E preferred stock dividend, paid or accrued	$24,500	$5,400
Series D preferred stock converted to common stock	$518,900	$-

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation and Recent Accounting Pronouncements

Alanco Technologies, Inc., an Arizona corporation (“Alanco” or “Company”), has in recent years reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  At June 30, 2010, in compliance with the Company’s divestiture plan to divest the Data Storage and RFID Technology segments and invest the proceeds into the Wireless Asset Management segment, the Data Storage and RFID Technology segments had either been sold or were presented as “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale”.  The only business segment classified as continuing operation was the Wireless Asset Management segment.

On August 23, 2010, the Company announced strategic initiatives to support the Company’s refocus on its StarTrak wireless asset management business, following its August 18, 2010 sale of the operations of the RFID Technology segment and the completion of its asset divestiture program, including:

A.
A Reverse Stock Split to Regain NASDAQ Listing compliance:  The Company believes that continued NASDAQ Listing is crucial to maximize long term market valuation and trading liquidity of the Company’s common stock.  Therefore, Alanco has implemented a shareholder-approved reverse stock split to maintain compliance with the NASDAQ minimum $1.00 per share price listing requirement.

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

The Company announced on August 26, 2010 that the Board of Directors had elected to effect a 1 for 8 reverse stock split that was effective on August 27, 2010, when the Company’s common stock began trading on a post split-adjusted basis under the interim trading symbol “ALAND” for a period of 20 days, after which the Company’s trading symbol returned to “ALAN”.  (The Company again began trading under the symbol “ALAN” on September 27, 2010.)  The Company had previously received authority from its shareholder to effect a reverse split at a ratio within a specified range, if and as determined by the Board of Directors, in order to maintain NASDAQ listing.

As a result of the reverse split, each eight (8) shares of the Company’s Class A Common Stock outstanding at the time of the reverse split was automatically reclassified and changed into one share of common stock, and the total number of common shares outstanding was reduced from approximately 41.7 million shares to approximately 5.2 million shares post split.  The reverse stock split resulted in the same adjustment to the Company’s outstanding stock options and securities reserved for issuance under its current incentive plans.  No fractional shares were issued in connection with the reverse stock split.  Upon surrender of their stock certificates, shareholders have received or will receive, cash in lieu of the fractional shares to which they would otherwise be entitled.  All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Condensed Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the loss per share for all periods presented to reflect the reverse stock split.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2010 Annual Report filed on Form 10-K.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period.  The reclassifications had no effect on net loss.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

•	Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential future forfeitures.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2010, that are of significance, or potential significance, to us.

In October 2008, the EITF issued guidance which addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting.  The EITF could not reach agreement on the transition of this guidance.  The Company is currently assessing the impact of this guidance on its financial position and results of operations.

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The Company has adopted the guidance which does not have a material impact on its financial position and results of operations.

In October 2009, the FASB issued guidance on certain revenue arrangements that include software elements which changes the accounting model for revenue arrangements that include both tangible products and software elements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has adopted the guidance which does not have a material impact on its financial position and results of operations.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements.  The guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company has adopted the guidance which does not have a material impact on its financial position and results of operations.

In August 2010, the FASB issued guidance on accounting for technical amendments to various SEC rules and schedules.  The Company has adopted the guidance which does not have a material impact on its financial position and results of operations.

Note B – Stock-Based Compensation

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on date of grant and are more fully discussed in our Form 10-K for the year ended June 30, 2010.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assumptions for re-pricing of options during the three months ended September 30, 2010 were:

Awards re-priced during the
three months ended
September 30, 2010
Dividend yield	0%
Expected volatility	62%
Weighted-average volatility	62%
Risk-free interest rate	2%
Expected life of options (in years)	2.78
Weighted average re-priced Black Scholes
calculated fair value	$1.52

The following table summarizes the Company’s stock option activity during the first three months of fiscal 2011:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
	Number of	Exercise Price	Contractual	Fair	Intrinsic
	Shares	Per Share	Term (1)	Value	Value(2)

Outstanding July 1, 2010	955,800	$6.27	3.01	$ 4,324,300	-
Shares repriced during period	(866,000)	$5.75	2.78	(124,900)	-
Repriced replacement shares	866,000	$1.52	2.78	415,900	-
Granted	-	$0.00	-	-	-
Exercised	-	$0.00	-	-	-
Forfeited or expired	(7,200)	$3.10	-	(32,700)	-
Outstanding September 30, 2010	948,600	$2.35	2.75	$ 4,582,600	$0
Exercisable September 30, 2010	745,500	$2.41	2.44	$ -	$0

(1) Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of September 30, 2010, for those awards that have an exercise price currently below the closing price as of September 30, 2010 of $1.49.

Note C – Inventories

Inventories are recorded at the lower of cost or market.  The composition of inventories as of September 30, 2010 and June 30, 2010 are summarized as follows:

	September 30,	June 30,
	2010	2010
	(unaudited)
Raw materials and purchased parts	$1,993,300	$1,637,500
Finished goods	-	-
	1,993,300	1,637,500
Less reserves for obsolescence	(415,000)	(415,000)
	$1,578,300	$1,222,500

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note D – Discontinued Operations

During fiscal 2009, the Company implemented a plan to divest the operations of its Data Storage segment and reinvest the proceeds into the remaining business segments.  The Company expanded its divestiture plan during the quarter ended September 30, 2009 to include the RFID Technology segment.  During the quarter ended March 31, 2010, the Company executed an agreement to sell substantially all of the assets and liabilities of its Data Storage segment. Accordingly, the “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” presented in the June 30, 2010 balance sheet consist primarily of the RFID Technology segment.  The reclassification of those segment assets and liabilities to “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” does not affect the reported net loss for the periods presented.

On August 18, 2010, the Company announced the divestiture of Alanco/TSI PRISM, Inc. (“TSI”) operations with the sale of substantially all of the assets and business of TSI to Black Creek Integrated Systems Corp., a private company located in Irondale, Alabama.  The transaction, which closed August 17, 2010, consisted of approximately $2 million in cash, and a potential earn-out that could approach five hundred thousand to one million dollars.  (The earn-out has not been valued in the transaction due to the lack of supportability.)  With the previously announced sale of the Company’s Data Storage segment, the transaction marks the substantial completion of the Company’s asset divestiture program and redeployment of resources to focus upon growth of the Company’s StarTrak wireless asset management business.  At September 30, 2010, the “Assets Related to Discontinued Operations” and “Liabilities Related to Discontinued Operations” represent assets retained by seller or receivables resulting from the sales transaction, and liabilities not assumed in the transactions.  The divestiture program significantly improved Alanco’s financial position by reducing secured debt and eliminating the large operating losses associated with the divested businesses.

During the fourth quarter ended June 30, 2010, the Company recorded an impairment charge of $4.5 million, reducing the RFID Technology segment values in anticipation of a sale.  The impairment charge was made as of June 30, 2010 with knowledge of the RFID Technology transaction sales value as well as knowledge of the segment’s operating results for the period from July 1, 2010 through the August 17, 2010 sale date of ($142,200) on sales of $38,700.  The operating loss had been accrued at June 30, 2010 as it represented the minimum cost to maintain the operation for sale and resulted in no income or loss from discontinued operations reported for the quarter.  The RFID Technology segment operation loss for the quarter ended September 30, 2009 was $509,400, or $.13 per share on sales of $231,900.   “Assets Related to Discontinued Operations” and “Liabilities Related to Discontinued Operations” as of September 30, 2010 and 2009 were as follows:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Data	RFID
	Storage	Technology	Total
Three Months Ended September 30, 2010
Sales	$-	$38,700	$38,700
Cost of Goods Sold	-	25,200	25,200
Gross Profit (Loss)	-	13,500	13,500
Selling, General & Administrative Expenses	-	155,700	155,700
Operating Income (Loss)	$-	$(142,200)	$(142,200)
Operating Loss Accrued at June 30, 2010	-	142,200	142,200
Operating Income (Loss) After June 30, 2010 Accrual	$-	$-	$-
Gross Margin	-	34.9%	34.9%

Capital Expenditures	$-	$-	$-
Depreciation & Amortization	$-	$3,400	$3,400

As of September 30, 2010
Assets related to discontinued operations
Accounts Receivable, net	$55,000	$36,500	$91,500
Inventory, net	50,000	2,500	52,500
Prepaid expenses and other assets	-	20,000	20,000
Total	$105,000	$59,000	$164,000

Liabilities related to discontinued operations
Billings in excess of costs and estimated earnings	$-	$23,500	$23,500
Customer advances	-	755,100	755,100
Accounts payable and accrued expenses	-	678,700	678,700
Total	$-	$1,457,300	$1,457,300

Three Months Ended September 30, 2009
Sales	$470,800	$231,900	$702,700
Cost of Goods Sold	298,600	240,600	539,200
Gross Profit (Loss)	172,200	(8,700)	163,500
Selling, General & Administrative Expenses	165,600	500,700	666,300
Operating Income (Loss)	$6,600	$(509,400)	$(502,800)
Gross Margin	36.6%	-3.8%	23.3%

Capital Expenditures	$-	$1,700	$1,700
Depreciation & Amortization	$6,900	$22,100	$29,000

As of June 30, 2010
Assets related to discontinued operations
Inventory, net	$50,000	$860,900	$910,900
Costs and estimated earnings in excess of billings	-	95,200	95,200
Prepaid expenses and other assets	-	328,800	328,800
Property, plant and equipment, net	-	59,400	59,400
Goodwill	-	576,700	576,700
Total	$50,000	$1,921,000	$1,971,000

Liabilities related to discontinued operations
Billings in excess of costs and estimated earnings	$-	$98,700	$98,700
Customer advances	-	768,100	768,100
Accounts payable and accrued expenses	-	631,300	631,300
Total	$-	$1,498,100	$1,498,100

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note E – Deferred Revenue

Deferred revenues at September 30, 2010 and June 30, 2010 consist of the following:

	September 30,	June 30,
	2010	2010
	(unaudited)
Deferred revenue	$757,400	$684,800
Less - current portion	(386,000)	(309,300)
Deferred revenue - long term	$371,400	$375,500

Note F - Loss Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2010 and 2009, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.

Note G – Equity

During the three months ended September 30, 2010, the Company issued a total of 542,800 shares of the Company’s Class A Common Stock.  Included were 3,100 shares issued for services valued at $5,300, 1,100 shares issued for payment of notes and interest valued at $2,100, and 384,300 shares coupled with 95,100 warrants to purchase Class A Common Stock at $2.64 per share, valued at $612,600, net of $55,400 in expenses,  issued in a private offering to accredited investors,   9,500 common shares issued in payment of certain Series D Preferred Dividend obligations, valued at $16,700, 129,700 shares, valued at $518,900, issued in the conversion of 51,900 Series D Preferred shares to common shares and 15,100 shares valued at $26,500, issued in payment of Series E Preferred Dividend obligations.

The Company declared and paid dividends-in-kind on the Company’s Series B Convertible Preferred Stock through the issuance of 2,700 shares of Series B Preferred Stock valued at $27,600.  The Company’s Preferred Stocks are more fully discussed in the Form 10-K for the year ended June 30, 2010.

On September 16, 2010 the Board of Directors approved the immediate re-pricing of certain outstanding stock options (approximately 834,800 shares to forty-nine individuals) held by current Officers, Directors, and employees to $1.50 per share, a 7.9% premium to the closing market price on September 15, 2010 of $1.39.  The compensation value created by the re-pricing, as determinded under the Black Scholes method, was approximately $298,400 and under current accounting rules results in a non cash expense in current and future periods, not to exceed the vesting periods of the stock options.  The Company elected to expense in the current quarter the entire increase in stock-based compensation resulting from the re-pricing.  Accordingly, the value of the employee stock-based compensation recognized for the three months ended September 30, 2010 amounted to $340,900, including the $298,400 discussed above, compared to $179,200 recognized in the comparable quarter of the prior fiscal year.  See Note B - Stock-Based Compensation for additional discussion related to employee stock-based compensation.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note H – Related Party Transactions

The Company has a line of credit agreement (“Agreement”), more fully discussed in the Company’s Form 10-K for the year ended June 30, 2010 with a private trust (“Lender”) controlled by Mr. Donald Anderson, a greater than five percent stockholder of the Company.  Mr. Anderson’s investments in the Company are more fully discussed in Note I (below) – Line of Credit and Term Loan and in the Company’s Form 10-K for the fiscal year ended June 30, 2010.

As discussed in the equity footnote above, during the quarter ended September 30, 2010, the Company issued a total of 9,500 shares of Class A Common Stock, valued at $16,700, in payment of Series D Preferred Stock dividends.  2,300 or 24.2% of the Class A Common Stock issued as Series D Preferred Stock dividend payments went to officers and directors of the Company.

Note I – Line of Credit and Term Loan

At September 30, 2010, the Company had an outstanding balance under a line of credit agreement of $3,900,000. The balance is under a $4.7 million line of credit agreement with a private trust, entered into in June 2002 and last modified during the quarter ended December 31, 2009.  Under the Agreement, the Company must maintain a minimum balance due of at least $2.5 million through the January 1, 2011 maturity date.  Interest is accrued at the prime rate plus 3% (6.25% during the quarter ended September 30, 2010) for any balance up to $2 million and 12% on balances in excess of $2 million.

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

The Company received a letter of resignation on October 4, 2010, from Don Anderson as a member of the Company’s Board of Directors, effective immediately.  Mr. Anderson is the owner of approximately 8.6% of the Company’s Class A Common Stock, Chairman of the Independent Directors/Nominating Committee, member of the Company’s Board of Directors and Trustee of the Anderson Trust, and provider of the Company’s Line of Credit arrangement discussed above.  A copy of the resignation, with attachments, submitted with the resignation letter was filed as an Exhibit 99.2 to Form 10-K for fiscal year ended June 30, 2010.

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

Note J – Litigation

The Company’s subsidiary, StarTrak Systems, has recently been made a defendant concerning certain patent infringement claims as follows:

Arrivalstar S.A, et all. v. StarTrak Systems, LLC, et al.  Case No.: 4:10-CV-0033.  This action is a patent infringement action venued in the United States District Court for the Northern District of Indiana.  StarTrak believes

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Both of these lawsuits are quite early in the discovery stage and StarTrak’s counsel has not had the opportunity to form an opinion concerning the likely outcome.  However, the Company’s management believes that the suits are without merit and the Company will vigorously defend itself in the matters.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of September 30, 2010 there was no such litigation pending deemed material by the Company.

Note K – Subsequent Events

During October 2010, the Company raised $304,900 through the exercise of 256,200 warrants.  On October 13, 2010, the Company’s Board of Directors approved the re-pricing of certain warrants, held by non officers and directors, to purchase 256,200 shares of the Company’s Class A Common Stock.  The warrants, with exercise prices ranging from $4.00 to $14.40 per share, were re-priced to $1.19 per share, reflecting an approximate 15% discount from the then current market, and required the warrants to be exercised through October 21, 2010.  If the warrants were not exercised by the October 21, 2010 date, the exercise price reverted back to the pre-adjusted price.  The warrant re-pricing was completed to raise required working capital for the Company.

The Company announced on November 8, 2010 the appointment of E. Kevin Dahill as President of its StarTrak Systems, LLC, (the Company’s major subsidiary) effective immediately.  Mr. Dahill replaces founder and Director Tim Slifkin, who has been appointed to the new position of StarTrak Chief Technology Officer.  Mr. Dahill has extensive executive level experience in a broad range of both public and private technology companies.  Prior to joining StarTrak, Mr. Dahill was Acting Chief Financial Officer at Affinity Solutions, Inc. a $20 million privately-held technology-based provider of customer loyalty programs to financial services companies.  His executive experience includes: Chief Operating Officer of Avero, Inc.; Chief Financial Officer of Mobius Management Systems, Inc., President of EIS International, Inc. and President, Optical Products Divisions of Iomega.  He started his career as a design engineer with Control Data Corporation, and subsequently worked as a consultant with McKinsey and Company.  Mr. Dahill has a BS in Mechanical Engineering from Notre Dame, An MSME from Georgia Tech, and a MS in Management from the Sloan School at MIT.

The Company issued 26,300 shares of its Class A Common Stock in payment of Series D Preferred and Series E Preferred Dividends.  The shares were valued at approximately $38,700 and 2,800 shares valued at approximately $4,100 or 10.6% were issued to officers and directors of the Company.

Note L - Liquidity

During the quarter ended September 30, 2010, the Company reported a net loss of approximately $1.283 million. During fiscal year ended June 30, 2010, the Company reported a net loss from continuing operations of approximately $2.6 million.    Although the Company raised additional capital during the current quarter and prior year, the significant losses raise doubt about the ability of the Company to continue as a going concern.  During fiscal 2011, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity, and other financing as required.  While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2010. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ALANCO TECHNOLOGIES, INC.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:  Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions or their opposites, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.   From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; reduced demand for information technology equipment; competitive pricing and difficulty managing product costs; development of new technologies which make the Company's products obsolete; rapid industry changes; failure by the Company's suppliers to meet quality or delivery requirements; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; undetected problems in the Company's products; the failure of the Company's intellectual property to be adequately protected; unforeseen litigation; unfavorable result of current pending litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders and to remain in compliance with financial loan covenants and other requirements under current banking agreements; the ability to maintain satisfactory relationships with suppliers; federal and/or state regulatory and legislative actions; customer preferences and spending patterns; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.  New risk factors emerge from time to time and it is not possible  to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

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

Results of Operations

Three months ended September 30, 2010 versus three months ended September 30, 2009

Net Sales
Net sales from continuing operations for the first fiscal quarter ended September 30, 2010 were $3,694,700, an increase of $717,800, or 24.1%, compared to net sales of $2,976,900 reported for the comparable quarter of the prior year.  The increase resulted from increased hardware shipments under major contracts during the quarter ended

ALANCO TECHNOLOGIES, INC.

September 30, 2010 compared to the quarter ended September 30, 2009.  Sales for the quarter were negatively affected by a memory device shortage requiring, in some cases, product redesign.  Although revenues are affected by general economic conditions and  may fluctuate on a quarter to quarter comparison, management believes that both hardware sales and monitoring revenues will increase throughout fiscal year 2011 through new product introductions and increased market penetration.

Gross Profit
Gross profit from continuing operations for the quarter ended September 30, 2010 amounted to $1,203,400 (32.6% margin), a decrease of $69,100, or 5.4% compared to $1,272,500 (42.7% margin) in gross profit reported for the comparable quarter of the prior year.

The decrease in gross profit and gross margin was due to a one time credit of approximately $200,000 recorded to the data services cost of sales in the prior year quarter ended September 30, 2009, related to a vendor adjustment, and a reduction in extended warranty gross profit from $37,900 (31.3% margin) reported for the quarter ended September 30, 2009, to $3,600 (2.8% margin) reported for the current quarter due to increased extended warranty costs.  Hardware sales gross profit for the three months ended September 30, 2010 increased to $190,300 (11.9% margin) compared to a negative ($14,700) gross profit reported in comparable quarter of the prior year and is primarily due to product mix, cost reductions, and contract pricing.  The changes in gross margins reported for the current quarter are not considered to be trends.  Management does expect current fiscal year gross margins will continue to improve compared to the same periods in the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2010, excluding corporate and stock based compensation expense, were $1,547,800, a $353,200, or 29.6%, increase when compared to the $1,194,600 reported for the comparable three month period of the prior year.  The increase was primarily due to an approximate $154,000 increase in sales expenses due to increased sales activity, an increase of $49,800 in network costs, a $49,100 increase in field operations and customer service and $24,000 in increased legal costs with the remaining balance spread among the remaining operations.  The Company had increased the Selling, General and Administrative expense in anticipation of additional sales volume.

Corporate expenses reported for the current quarter of $302,700 represents an increase of $141,900, or 88.2%. compared to $160,800 reported for the comparable quarter ended September 30, 2009.  Corporate expenses in the prior year quarter ended September 30, 2009 included the results of a decision by the Arizona Court of Appeals vacating an award of attorney’s fees and damages awarded to the Plaintiff in the Arriad Property lawsuit resulting in the reversal of related accruals in the amount of $126,800.  If the quarter ended September 30, 2009 was adjusted for the unusual credit, the corporate expenses would reflect an increase of $15,100, or 5.3%.

Amortization of stock-based compensation reported for the quarter ended September 30, 2010 increased to $337,900, an increase of $169,100 compared to the $168,800 reported in the comparable quarter of the prior year.  The increases resulted from the Company’s election to re-price certain employee stock options, as described above in Note G – Equity, and to expense the entire $298,400 increase in Black Scholes value of the re-priced options in the current period.

Depreciation and amortization expense for the quarter ended September 30, 2010 was $130,200, a decrease of $5,400, or 4.0%, compared to the $135,600 reported in the comparable quarter of the prior year.

Operating Loss
Operating Loss for the quarter ended September 30, 2010 was ($1,115,200), an increase of ($727,900) compared to an Operating Loss of ($387,300) reported for the same quarter of the prior year.  The increased operating loss results from an increase in operating expense to $2,318,600 in the current period while gross profit reflects a 5% reduction.

ALANCO TECHNOLOGIES, INC.

Other Income and Expense
Net interest expense for the quarter ended September 30, 2010 decreased to $167,800, a decrease of $6,700, or 3.8%, compared to net interest expense of $174,500 for the same quarter in the prior year.  The minimal decrease was due to reduced borrowing.

Discontinued Operations
The Company did not report a profit or loss from Discontinued Operations for the current quarter ended September 30, 2010 since the RFID Technology segment operations were sold during the current quarter and the projected operating loss for the period, including $3,000 in stock-based compensation, was accrued at June 30, 2010. In the comparable quarter of the prior year, the Company reported an operating loss of ($502,800) from Discontinued Operations.  The Company continued to report at September 30, 2010 certain “Assets Related to Discontinued Operations” and “Liabilities Related to Discontinued Operations” and expects that additional profit and loss activity will be reported as remaining assets are liquidated and liabilities are resolved.

(Loss) Earnings before Interest, Taxes, Dividends, Depreciation & Amortization (EBITDA)
The Company believes that (loss) earnings before net interest expense, income taxes, depreciation, and amortization of intangible assets, (EBITDA), is an important measure used by management to measure performance.  EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods.  However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity.  EBITDA for Alanco’s 2011 fiscal year first quarter represents a loss of ($985,300) compared to a loss of ($252,500) for the same quarter of the prior fiscal year, a change of $732,800.  EBITDA before Stock-based compensation and Corporate Expense for the current quarter was ($344,700) compared to $77,100 for the comparable quarter of the prior year.  A reconciliation of the EBITDA calculations are presented below:

EBITDA RECONCILIATION to NET LOSS FROM CONTINUING OPERATIONS
(Unaudited)
	3 months ended	3 months ended
	September 30,	September 30,
	2010	2009
EBITDA before Stock-based compensation
and Corporate Expense	$(344,700)	$77,100

Corporate Expense	(302,700)	(160,800)
Stock-based compensation	(337,900)	(168,800)

EBITDA	(985,300)	(252,500)

Net interest expense	(167,800)	(174,500)
Depreciation and amortization	(130,200)	(135,600)

NET LOSS FROM CONTINUING OPERATIONS	$(1,283,300)	$(562,600)

Dividends

Dividend expense for the three months ended September 30, 2010 was $79,700, a decrease of $60,800, or 43.3%, over the $140,500 in preferred stock dividends recorded in the comparable period of the prior fiscal year.   The decrease resulted primarily due to decreases in Series D Preferred Stock outstanding during the current quarter as compared to the quarter ended September 30, 2009.

ALANCO TECHNOLOGIES, INC.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the quarter ended September 30, 2010 amounted to ($1,363,000), or ($.27) per share, a $157,100, or 13%,  increase when compared to a loss of ($1,205,900), or ($.30) per share, in the comparable quarter of the prior year.  The Company anticipates improved future operating results, however, actual results may be affected by unfavorable economic conditions and reduced capital spending budgets.  If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

The Company’s current liabilities at September 30, 2010 exceeded current assets by $3,606,400, resulting in a current ratio of .57 to 1.  At June 30, 2010, current liabilities exceeded current assets by $3,388,900 reflecting a current ratio of .66 to 1.  The change in current ratio at September 30, 2010 versus June 30, 2010 resulted primarily from the repayment of $2 million in current Notes Payable as a result of the sales of the RFID Technology segment assets.  See Note I – Line of Credit and Term Loan for further details on notes payable.

Consolidated accounts receivable of $2,224,300 at September 30, 2010 reflects a decrease of $269,600, or 10.8%, when compared to the $2,493,900 reported as consolidated accounts receivable at June 30, 2010. The accounts receivable balance at June 30, 2010 includes $204,900 of receivables from business segments reported as “Assets Held for Sale” since the Company had anticipated retaining the accounts receivable balances in a sales transaction.  By September 30, 2010, the operations had been sold and any accounts receivable related primarily to the sales transaction and were appropriately reported as “Assets Related to Discontinued Operations”.  If we exclude the $204,900 of accounts receivable related to operations held for sale at June 30, 2010, the remaining balance of $2,289,000 represents the Wireless Asset Management segment, the Company’s only continuing operation.

The Wireless Asset management accounts receivable balance at September 30, 2010 was $2,224,300, a decrease of $64,700, or 2.8%, when compared to the comparable balance at June 30, 2010 of $2,289,000.  The  $2,224,300 balance at September 30, 2010 represents fifty five days sales in receivables compared to an accounts receivable balance at June 30, 2010 of $2,289,000 representing fifty seven days sales in receivables.

Inventories at September 30, 2010 and June 30, 2010 represent only inventories for the Wireless Asset Management segment and amounted to $1,578,300, an increase of $355,800, or 29.1%, when compared to $1,222,500 reported at June 30, 2010.  The inventory balance at September 30, 2010 for the Wireless Asset Management segment represents an inventory turnover of 6.3 compared to 7.1 as of June 30, 2010.  The Company does not consider the reduced inventory turnover a trend and anticipates that the calculation will fluctuate from quarter to quarter.

At September 30, 2010, the Company had drawn $3.9 million under its line of credit agreement.  See Note I - Line of Credit and Term Loan for additional discussion of the existing line of credit agreement.

Cash used in operations for the three-month period ended September 30, 2010 was $598,100 an increase of $355,000, or 146%, when compared to cash used in operations of $243,100 for the comparable period ended September 30, 2009.  The increase in cash used in operating activities during the three-month period resulted primarly from an increase in net cash operating loss during the current period as compared to the prior year and an increase in inventories.

During the three months ended September 30, 2010, the Company reported cash provided by investing activities of $2,000,000, compared to cash used of $7,400 reported for the same period in the prior fiscal year.  The increase in cash provided by investing activities is the result of proceeds received from the sale of the Company's RFID Technology segment net assets.

Cash used by financing activities for the three months ended September 30, 2010 amounted to $1,515,100, an increase of $2,027,500, or 395%, compared to the $512,400 provided by financing activities for the three months ended September 30, 2009.  The increase in financing activity was primarily due to the repayment on borrowings during the current quarter ended September 30, 2010.

ALANCO TECHNOLOGIES, INC.

The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2011 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowings, the exercise of stock options and warrants and/or the sale of stock in a private placement or public offering.  The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at September 30, 2010.  If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan.  The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2011.  While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weaknesses previously identified at June 30, 2010.  Notwithstanding the existence of the material weaknesses identified as of June 30, 2010, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

ALANCO TECHNOLOGIES, INC.

(b)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is continuing the process of developing and implementing a remediation plan to address the material weaknesses as described in Item 9(A)T of our June 30, 2010 Form 10-K.

The Company has taken or plans to take the following actions to improve internal control over financial reporting:

• During the remaining period through the year ending June 30, 2011, we intend to devote resources to properly assess, and remedy if needed, our control environment and entity-level controls.

• During the remaining period through the year ending June 30, 2011, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with applicable standards.

• The Company plans to continue to enhance the staffing and competency level within the department with training and periodic reviews.

• The Company has implemented additional review procedures relative to payments to ST Wireless, an India based company that provides software engineering services to StarTrak Systems LLC, to enhance internal controls relative to issues discussed in the Company’s Form 10-K filed on October 7, 2010.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the quarter ended September 30, 2010.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended September 30, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

ALANCO TECHNOLOGIES, INC.

Both of these lawsuits are quite early in the discovery stage and StarTrak’s counsel has not had the opportunity to form an opinion concerning the likely outcome.  However, the Company’s management believes that the suits are without merit and the Company will vigorously defend itself in the matters.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of September 30, 2010 there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company issued 2,700 Shares of Series B Preferred Stock as in-kind dividend payments and a total of 542,800 shares of Class A Common Stock, including 3,100 shares for services rendered, 1,100 shares issued for payment of notes and interest, and 384,300 in a private offering to accredited  investors,  9,500 as Series D Preferred Stock dividends, 15,100 as Series E Preferred Stock dividends and 129,700 shares in the conversion of 51,900 shares of Series D Preferred Stock into Class A Common Stock.

Item 4.  REMOVED AND RESERVED

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

4.  The small business issurer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Date:    November 22, 2010

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

Date:    November 22, 2010

/s/ John A. Carlson
________________________
John A. Carlson
Executive Vice President and Chief Financial Officer

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:    November 22, 2010

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

/s/ John A. Carlson
John A. Carlson
Chief Financial Officer
Alanco Technologies, Inc.

Dated:    November 22, 2010