Form 10-Q
period 2011-02-18
ALANCO TECHNOLOGIES INC
filed 2011-02-18
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
As of February 9, 2011 there were 5,534,400 shares, net of treasury shares, of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and June 30, 2010		4

		Condensed Consolidated Statements of Operations (Unaudited) For the three months ended December 31, 2010 and 2009		5

		Condensed Consolidated Statements of Operations (Unaudited) For the six months ended December 31, 2010 and 2009		6
		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) For the six months ended December 31, 2010		7

		Condensed Consolidated Statements of Cash Flows (Unaudited) For the six months ended December 31, 2010 and 2009		8

	Notes to Condensed Consolidated Financial Statements (Unaudited)			10
		Note A –	Basis of Presentation and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Inventories
		Note D –	Discontinued Operations
		Note E –	Deferred Revenue
		Note F –	Loss Per Share
		Note G –	Equity
		Note H –	Related Party Transactions
		Note I –	Line of Credit and Term Loan
		Note J –	Legal
		Note K –	Subsequent Events
		Note L –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		28

	Item 4.	Controls and Procedures		28

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		29

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds		30

	Item 4.	Removed and Reserved		30

	Item 6.	Exhibits		31

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010

	December 31, 2010	June 30, 2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$537,600	$400,500
Accounts receivable, net	1,984,200	2,493,900
Inventories, net	1,848,900	1,222,500
Assets related to discontinued operations	39,500	1,971,000
Prepaid expenses and other current assets	491,600	654,700
Total current assets	4,901,800	6,742,600

PROPERTY, PLANT AND EQUIPMENT, NET	327,600	233,800

OTHER ASSETS
Goodwill	12,575,400	12,575,400
Other intangible assets, net	554,700	770,200
Other assets	32,100	174,200
Total other assets	13,162,200	13,519,800
TOTAL ASSETS	$18,391,600	$20,496,200

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,387,700	$1,917,100
Dividends payable	51,500	56,400
Notes payable, current	4,428,000	6,328,000
Capital leases	14,500	18,100
Customer advances	176,900	4,500
Liabilites related to discontinued operations	1,433,100	1,498,100
Deferred revenue	325,000	309,300
Total current liabilities	8,816,700	10,131,500

LONG-TERM LIABILITIES
Deferred revenue, long-term	329,800	375,500
Capital leases, long-term	-	5,000
TOTAL LIABILITIES	9,146,500	10,512,000

Preferred Stock - Series B Convertible - 500,000 shares authorized,
116,800 and 111,200 issued and outstanding, respectively	1,154,500	1,098,500

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred Stock - Series D Convertible - 500,000 shares authorized,
82,300 and 134,200 shares issued and outstanding, respectively	814,900	1,333,800
Preferred Stock - Series E Convertible - 750,000 shares authorized,
725,000 and 735,000 shares issued and outstanding, respectively	3,165,900	3,210,900
Common Stock
Class A - 75,000,000 shares authorized, 5,507,600 and 4,665,500 shares, net of 200 treasury shares valued at $2,800 and 2,000
valued at $30,000, outstanding at December 31, 2010 and	109,336,200	107,355,700
June 30, 2010, respectively
Class B - 25,000,000 shares authorized and 0 shares oustanding	-	-
Accumulated deficit	(105,226,400)	(103,014,700)
Total shareholders' equity	8,090,600	8,885,700

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$18,391,600	$20,496,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2010	2009

NET SALES	$3,958,200	$3,627,200
Cost of goods sold	2,475,300	2,297,100
GROSS PROFIT	1,482,900	1,330,100

Selling, general and administrative expense	1,587,500	1,235,900
Corporate expense	282,900	269,700
Amortization of stock-based compensation	59,800	70,200
Depreciation and amortizaton	126,300	134,500
OPERATING LOSS	(573,600)	(380,200)

OTHER INCOME & (EXPENSES)
Interest expense, net	(86,300)	(205,400)
Other income (expense), net	(9,000)	(1,100)
LOSS FROM CONTINUING OPERATIONS	(668,900)	(586,700)

LOSS FROM DISCONTINUED OPERATIONS	(100,000)	(603,600)

NET LOSS	(768,900)	(1,190,300)
Preferred stock dividends	(79,800)	(117,700)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(848,700)	$(1,308,000)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
- Continuing operations	$(0.12)	$(0.14)
- Discontinued operations	$(0.02)	$(0.14)
- Preferred stock dividends	$(0.02)	$(0.03)
- Net loss per share attributable to common shareholders	$(0.16)	$(0.31)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

- Basic and diluted	5,437,400	4,241,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2010	2009

NET SALES	$7,652,800	$6,604,100
Cost of goods sold	4,966,500	4,001,500
GROSS PROFIT	2,686,300	2,602,600

Selling, general and administrative expense	3,135,000	2,430,500
Corporate expense	585,800	430,500
Amortization of stock-based compensation	397,700	239,000
Depreciation and amortizaton	256,500	270,100
OPERATING LOSS	(1,688,700)	(767,500)

OTHER INCOME & (EXPENSES)
Interest expense, net	(254,100)	(379,900)
Other income (expense), net	(9,300)	(1,900)
LOSS FROM CONTINUING OPERATIONS	(1,952,100)	(1,149,300)

LOSS FROM DISCONTINUED OPERATIONS	(100,000)	(1,106,400)

NET LOSS	(2,052,100)	(2,255,700)
Preferred stock dividends	(159,600)	(258,200)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,211,700)	$(2,513,900)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
- Continuing operations	$(0.37)	$(0.28)
- Discontinued operations	$(0.02)	$(0.26)
- Preferred stock dividends	$(0.03)	$(0.06)
- Net loss per share attributable to common shareholders	$(0.42)	$(0.60)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

- Basic and diluted	5,265,800	4,158,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 (unaudited)

	COMMON STOCK (NET OF TREASURY STOCK)		SERIES D PREFERRED STOCK		SERIES E PREFERRED STOCK		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	DEFICIT	TOTAL

Balances, June 30, 2010	4,665,500	$107,355,700	134,200	$1,333,800	735,000	$3,210,900	$(103,014,700)	$8,885,700

Shares issued for services	3,100	5,300	-	-	-	-	-	5,300
Shares issued for payment of notes	1,100	2,100	-	-	-	-	-	2,100
Shares issued for exercise of warrants	256,200	304,800	-	-	-	-	-	304,800
Value of stock based compensation	-	400,700	-	-	-	-	-	400,700
Private offering, net of expenses	384,300	612,400	-	-	-	-	-	612,400
Series B Preferred dividends, paid in kind	-	-	-	-	-	-	(56,000)	(56,000)
Series D Preferred dividends, paid or accrued	16,600	27,100	-	-	-	-	(20,800)	6,300
Conversion of Series D preferred stock to
common stock	129,700	518,900	(51,900)	(518,900)	-	-	-	-
Series E Preferred dividends, paid or accrued	34,300	54,900	-	-	-	-	(82,800)	(27,900)
Conversion of Series E preferred stock to
common stock	15,000	45,000	-	-	(10,000)	(45,000)	-	-
NASDAQ listing fees	-	(17,900)	-	-	-	-	-	(17,900)
Treasury share adjustment	1,800	27,200						27,200
Net loss	-	-	-	-	-	-	(2,052,100)	(2,052,100)
Balances, December 31, 2010	5,507,600	$109,336,200	82,300	$814,900	725,000	$3,165,900	$(105,226,400)	$8,090,600

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,052,100)	$(2,255,700)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	259,900	324,000
Stock-based compensation	400,700	259,400
Stock issued for services	5,300	19,000
Impairment charge	-	325,000
Interest converted to equity	-	50,000
Fees and interest paid with debt	-	96,200
Changes in operating assets and liabilities:
Accounts receivable, net	502,200	2,500
Inventories, net	(556,000)	474,300
Costs and estimated earnings in excess of billings
on uncompleted contracts	12,700	55,000
Prepaid expenses and other current assets	113,000	119,900
Accounts payable and accrued expenses	297,300	(1,421,800)
Deferred revenue	(46,400)	91,600
Billings in excess of costs and estimated earnings
on uncompleted contracts	7,300	(139,700)
Customer advances	172,400	777,400
Other assets	32,200	63,000
Net cash used in operations	(851,500)	(1,159,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,900)	(10,900)
Proceeds from sale of net RFID Technology segment assets	2,000,000	-
Net cash provided by (used in) investing activities	$1,995,100	$(10,900)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, (continued)

	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	$484,900	$362,700
Repayment on borrowings	(2,382,800)	(51,200)
Repayment of capital lease	(8,600)	(7,200)
Proceeds from sale of equity instruments, net	944,400	848,300
Cash dividends paid	(26,500)	(5,400)
Other	(17,900)	(19,400)
Net cash provided by (used in) financing activities	(1,006,500)	1,127,800

NET INCREASE (DECREASE) IN CASH	137,100	(43,000)

CASH AND CASH EQUIVALENTS, beginning of period	400,500	726,900

CASH AND CASH EQUIVALENTS, end of period	$537,600	$683,900

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the period for interest	$254,100	$171,500

Non-Cash Activities:
Value of shares issued for services and credit line amendment	$5,300	$19,000
Value of stock issued for payment of notes	$2,100	$460,000
Series B preferred stock dividend, paid in kind	$56,000	$50,700
Series D preferred stock dividend, paid in kind	$-	$166,700
Series D preferred stock dividend, paid in common stock or accrued	$33,400	$67,000
Series D preferred stock converted to line of credit	$-	$1,691,100
Series D preferred stock converted to common stock	$518,900	$-
Series E preferred stock dividend, paid in common stock or accrued	$53,500	$-
Series E preferred stock converted to common stock	$45,000	$-

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation and Recent Accounting Pronouncements

Alanco Technologies, Inc., an Arizona corporation (“Alanco” or “Company”), has in recent years reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  At June 30, 2010, in compliance with the Company’s divestiture plan to divest the Data Storage and RFID Technology segments and invest the proceeds into the Wireless Asset Management segment, the Data Storage and RFID Technology segments had either been sold or were presented as “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale”.  The Wireless Asset Management segment was the only business segment classified as a continuing operation at December 31, 2010.

As previously reported, the Company has solicited investment banker advice to evaluate strategic alternatives available to enhance shareholder value and is continuing its evaluation of those alternatives.  Although the Company is committed to maximizing shareholder value and will continue to evaluate it strategic initiatives, there can be no assurance of any particular outcome or course of action.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company received a letter of reprimand from Nasdaq on December 28, 2010 concerning Nasdaq’s belief that the Company has failed to maintain a majority of independent directors on its Board of Directors in violation of Nasdaq rule 5605 (b)(1), and had a non-independent director on its Nominating Committee in violation of Nasdaq Rule 5605 (e)(1).    In particular, Nasdaq has determined that Donald E. Anderson, who served as a director from June 2002 until his resignation on October 4, 2010 and was a member of the Company’s Nominating Committee, should not have been classified as an independent director under Nasdaq Rule 5605(a)(2)(d).  The Company relied upon outside counsel who determined that the instrument representing the Company’s obligation to repay a long term loan by a Trust involving Mr. Anderson constituted a security and that the exception provided by Nasdaq Rule 5605(a)(2)(D)(i) applied.  Although there is no Nasdaq Rule or published interpretation to the contrary, Nasdaq staff determined that said obligation of the Company does not constitute a security for purposes of the exemption and Mr. Anderson was therefore not independent.

Nasdaq also found that the Company’s violation does not appear to have been the result of a deliberate intent to avoid compliance and was based upon advice of outside counsel.  Therefore, the appropriate sanction is issuance of the Letter of Reprimand.  The Company has until its next Annual Meeting of Shareholders anticipated to occur in April 2011 to regain compliance with Nasdaq Rule 5605(b)(1).

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2010, that are of significance, or potential significance, to us.

In October 2008, the EITF issued guidance which addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting.  The Company has adopted the guidance which does not have an impact on its financial position and results of operations at this time.

In December 2010, the FASB issued guidance which addresses the pro forma disclosure requirements for business combinations.  The guidance is effective for acquisition dates on or after the beginning of the first annual reporting period after December 15, 2010.  The Company has adopted the guidance which does not have an impact on its financial position and results of operations at this time.

Note B – Stock-Based Compensation and Warrants

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

Assumptions for awards of options granted during the six months ended December 31, 2010 were:

Awards granted
six months ended
December 31, 2010
Dividend yield	0%
Expected volatility	62%
Weighted-average volatility	62%
Risk-free interest rate	2% - 4%
Expected life of options (in years)	2.0 - 3.75
Weighted average grant-date fair value	$.67

The following table summarizes the Company’s stock option activity during the first six months of fiscal 2011:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Weighted Average	Weighted Average	Aggregate	Aggregate
		Exercise Price	Remaining	Fair	Intrinsic
	Shares	Per Share	Contractual Term (1)	Value	Value (2)

Outstanding July 1, 2010	955,800	$6.27	3.01	$ 4,324,300	-
Shares repriced during period	(866,000)	$5.82	2.78	(3,873,400)	-
Repriced replacement shares	866,000	$1.52	2.78	415,900	-
Granted	110,000	$2.14	4.60	73,800	-
Exercised	-	$0.00	-	-	-
Forfeited or expired	(64,800)	$6.07	-	(293,200)	-
Outstanding December 31, 2010	1,001,000	$1.98	2.76	$ 647,400	$0
Exercisable December 31, 2010	746,600	$2.09	2.30	$ -	$0

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2010, for those awards that have an exercise price below the closing price as of December 31, 2010 of $1.40.

    As of December 31, 2010, the Company had 201,100 warrants outstanding with a weighted average exercise price of $5.77.  The life of the outstanding warrants extends from September 30, 2011 through July 9, 2013.  The following table summarizes the Company’s warrant activity during the first six months of fiscal 2011:

		Weighted
	Number of	Average
	Shares	Exercise Price $
Warrants Outstanding, June 30, 2010	409,000	$11.47
Granted	95,100	2.64
Exercised	(256,200)	1.19
Canceled/Expired	(46,800)	24.00
Warrants Outstanding, December 31, 2010 (unaudited)	201,100	$5.77

Note C – Inventories

Inventories are recorded at the lower of cost or market.  During the quarter ended December 31, 2010, the Company wrote off obsolete inventory against the recorded reserve.  The composition of inventories as of December 31, 2010 and June 30, 2010 are summarized as follows:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31,	June 30,
	2010	2010
	(unaudited)
Raw materials and purchased parts	$1,848,900	$1,637,500
Finished goods	-	-
	1,848,900	1,637,500
Less reserves for obsolescence	-	(415,000)
	$1,848,900	$1,222,500

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

On August 18, 2010, the Company announced the divestiture of Alanco/TSI PRISM, Inc. (“TSI”) operations, the Company’s RFID Technology segment, with the sale of substantially all of the assets and business of TSI to Black Creek Integrated Systems Corp., a private company located in Irondale, Alabama.  The transaction, which closed August 17, 2010, consisted of approximately $2 million in cash, and a potential earn-out that could approach five hundred thousand to one million dollars.  (The earn-out has not been valued in the transaction due to the lack of supportability.)  With the previously announced sale of the Company’s Data Storage segment, the transaction marks the substantial completion of the Company’s asset divestiture program and redeployment of resources to focus upon the future of the Company and growth of the Company’s StarTrak wireless asset management business.  At December 31, 2010, the “Assets Related to Discontinued Operations” and “Liabilities Related to Discontinued Operations” represent assets retained by seller or receivables resulting from the sales transaction, and liabilities not assumed in the transactions.  The divestiture program significantly improved Alanco’s financial position by reducing secured debt and eliminating the large operating losses associated with the divested businesses.

During the fourth quarter ended June 30, 2010, the Company recorded an impairment charge of $4.5 million, reducing the RFID Technology segment values in anticipation of a sale.  The impairment charge was made as of June 30, 2010 with knowledge of the RFID Technology transaction sales value as well as knowledge of the segment’s operating results for the period from July 1, 2010 through the August 17, 2010 sale date of ($142,200) on sales of $38,700.  The operating loss had been accrued at June 30, 2010 as it represented the minimum cost to maintain the operation for sale and resulted in no income or loss from discontinued operations reported for the six months ending December 31, 2010.  The RFID Technology segment operating loss for the six months ended December 31, 2009 was $754,000, or $.18 per share on sales of $563,700.

The results for Discontinued Operations (Data Storage segment and RFID Technology segment) for the six months and three months ended December 31, 2010 and 2009 were as follows:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended December 31,		Three Months Ended December 31,
	2010	2009	2010	2009
Sales
Data Storage	$-	$829,500	$-	$358,700
RFID Technology	38,700	563,700	-	331,800
Total Sales	$38,700	$1,393,200	$-	$690,500

Gross Profit
Data Storage	$-	$284,200	$-	$112,000
RFID Technology	13,500	114,300	-	123,000
Total Gross Profit	$13,500	$398,500	$-	$235,000

Gross Margin
Data Storage	-	34.3%	-	31.2%
RFID Technology	34.9%	20.3%	-	37.1%
Total Gross Margin	34.9%	28.6%	-	34.0%

Selling, General and Administrative Expense
Data Storage	$-	$311,600	$-	$146,000
Data Storage asset impairment charge	100,000	325,000	100,000	325,000
RFID Technology	155,700	868,300	-	367,600
Total SG&A Expense	$255,700	$1,504,900	$100,000	$838,600

Income (Loss) from Discontinued Operations
Data Storage	$(100,000)	$(352,400)	$(100,000)	$(359,000)
RFID Technology	-	(754,000)	-	(244,600)
Total Operating Income (Loss)	$(100,000)	$(1,106,400)	$(100,000)	$(603,600)

Capital Expenditures
Data Storage	$-	$-	$-	$-
RFID Technology	-	5,600	-	3,900
Total Capital Expenditures	$-	$5,600	$-	$3,900

Depreciation and Amortization
Data Storage	$-	$13,600	$-	$6,700
RFID Technology	3,400	42,300	-	20,200
Total Depreciation and Amortization	$3,400	$55,900	$-	$26,900

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assets and Liabilities related to Discontinued Operations at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010
Assets related to discontinued operations
Accounts receivable, net
RFID Technology	$37,000	$-
Total Accounts receivable, net	$37,000	$-

Inventory, net
Data Storage	$-	$50,000
RFID Technology	2,500	860,900
Total Inventory, net	$2,500	$910,900

Costs and estimated earnings in excess of billings
RFID Technology	$-	$95,200
Total costs and estimated earnings in excess of billings	$-	$95,200

Prepaid expenses and other assets
RFID Technology	$-	$328,800
Total prepaid expenses and other assets	$-	$328,800

Property, plant and equipment, net
RFID Technology	$-	$59,400
Total costs and estimated earnings in excess of billings	$-	$59,400

Goodwill
RFID Technology	$-	$576,700
Total costs and estimated earnings in excess of billings	$-	$576,700

Total	$39,500	$1,971,000

Liabilities related to assets held for sale
Billings in excess of costs and estimated earnings
RFID Technology	$23,500	$98,700
Total billings in excess of costs and estimated earnings	$23,500	$98,700

Deferred warranty revenue and customer advances
RFID Technology	$751,700	$768,100
Total deferred warranty revenue and customer advances	$751,700	$768,100

Accounts payable and accrued expenses
RFID Technology	$657,900	$631,300
Total accounts payable and accrued expenses	$657,900	$631,300

Total liabilities related to assets held for sale	$1,433,100	$1,498,100

Note E – Deferred Revenue

Deferred revenues at December 31, 2010 and June 30, 2010 consist of the following:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31,	June 30,
	2010	2010
	(unaudited)
Deferred revenue	$654,800	$684,800
Less - current portion	(325,000)	(309,300)
Deferred revenue - long term	$329,800	$375,500

Note F - Loss Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, and convertible debt that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2010, there were zero potentially dilutive securities included in the weighted average shares of common stock outstanding as inclusion of outstanding stock options, warrants, and stock issuable upon conversion of debt or preferred stock would be anti-dilutive.

Note G – Equity

During the six months ended December 31, 2010, the Company issued a total of 840,300 shares of Class A Common Stock.  Included were 3,100 shares issued for services valued at $5,300, 1,100 shares issued for payment of notes and interest valued at $2,100, 256,200 shares issued for exercise of warrants valued at $304,800 and  384,300 shares coupled with 95,100 warrants to purchase Class A Common Stock at $2.64 per share, valued at $612,400, net of $55,400 in expenses issued in a private offering to accredited investors, 16,600 common shares issued in payment of certain Series D Preferred Dividend obligations, valued at $27,100, 34,300 common shares issued in payment of certain Series E Preferred Dividend obligations, valued at $54,900, 129,700 shares, valued at $518,900, issued in the conversion of 51,900 Series D Preferred shares to common shares, and 15,000 shares, valued at $45,000, issued in the conversion of 10,000 Series E Preferred shares to common shares.

The Company declared and paid dividends-in-kind on the Company’s Series B Convertible Preferred Stock through the issuance of 5,600 shares of Series B Preferred Stock valued at $56,000.  The Company’s Preferred Stocks are more fully discussed in the Form 10-K for the year ended June 30, 2010.

    On September 16, 2010, the Board of Directors approved the immediate re-pricing of certain outstanding stock options (approximately 866,000 shares to forty-nine individuals) held by current Officers, Directors and employees to $1.50 per share, a 7.9% premium to the closing market price on September 15, 2010 of $1.39.  The compensation value created by the re-pricing, as determined under the Black Scholes method, was approximately $298,400 and under current accounting rules results in a non cash expense in current and future periods, not to exceed the vesting periods of the stock options.  The Company elected to expense in the current quarter the entire increase in stock based compensation resulting from the re-pricing.  Accordingly, the value of employee stock-based compensation recognized for the six months ended December 31, 2010 amounted to $400,700, including the $298,400 discussed above, compared to $239,000 recognized in the comparable six months of the prior fiscal year.  See Note B – Stock-Based Compensation for additional discussion related to employee stock-based compensation.

    During October 2010, the Company raised $304,800 through the exercise of 256,200 warrants.  On October 13, 2010, the Company’s Board of Directors approved the re-pricing of certain warrants, held by non officers and directors, to purchase 256,200 shares of the Company’s Class A Common Stock.  The warrants, with exercise prices

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ranging from $4.00 to $14.40 per share, were re-priced to $1.19 per share, reflecting an approximate 15% discount from the then current market, and required the warrants to be exercised through October 21, 2010.  If the warrants were not exercised by the October 21, 2010 date, the exercise price reverted back to the pre-adjusted price.  The warrant re-pricing discount represented the Company's estimate of market value, net of costs, of a private placement of an equal amount and was completed to raise required working capital for the Company.

At June 30, 2010, the Company reported 2,000 treasury shares, valued at $30,000, representing the estimated number of Alanco shares to be distributed upon the liquidation of a private Company in which Alanco had ownership.  During the quarter ended December 31, 2010, the Company received $18,200 as partial liquidation of its investment.  In January 2011, the Company received another $2,800 as a final distribution and accordingly the Company reduced treasury shares at December 31, 2010 to 200 valued at $2,800, resulting in a loss of approximately $9,000, reported in the current quarter as other expense.

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

At December 31, 2010 the principal balance due under the Agreement was $4.2 million compared to $5.7 million at June 30, 2010.  During the quarter ended September 30, 2010, the Company paid $1.8 million against the credit line from the sale of the net RFID Technology segment assets.  During the quarter ended December 31, 2010, the Company borrowed $300,000 under the Agreement.  See Note I – Line of Credit and Term Loan for additional discussion of the Agreement.

As discussed in the equity footnote above, during the six months ended December 31, 2010, the Company issued a total of 16,600 shares of Class A Common Stock, valued at $27,100, in payment of Series D Preferred Stock dividends. 5,100 or 30.7% of the Class A Common Stock issued as Series D Preferred Stock dividend payments went to officers and directors of the Company.

On December 16, 2010, the Company issued a $100,000 note payable to an officer and director for an additional $100,000 of working capital provided to the Company.  The note is unsecured, bears interest at a rate of 12% and is payable within thirty (30) days following written demand for such payment by the Holder.

Note I – Line of Credit and Term Loan

On December 16, 2010, the Company and the Anderson Family Trust agreed to an amendment to the Company’s line of credit which reduced the credit limit on the line to $4.2M from $4.7M, extended the maturity date to January 31, 2011 and decreased the conversion price from $10.00 to $1.37 on the $1 million convertible portion of the debt.  The amendment also restricted the $1 million convertible portion to an event of default and placed restrictions on the Company's issuance of stock.  The amendment allows for other changes to the credit limit in certain circumstances.

At December 31, 2010, the Company had an outstanding balance under the line of credit agreement of $4,200,000. The balance is under a $4.2 million line of credit agreement with a private trust, entered into in June 2002 and last modified during February of 2011, which extended the maturity date to February 18, 2011 to allow the Company time to evaluate available strategic alternatives.  Under the Agreement, the Company must maintain a minimum balance due of at least $2.5 million through the February 18, 2011 maturity date.  Interest is accrued at the prime rate plus 3% (6.25% at December 31, 2010) for any balance up to $2 million and 12% on balances in excess of $2 million.

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

As noted above, the Trust advanced $300,000 under the agreement during the month of December 2010.  In addition, the maturity date was extended through February 18, 2011 to allow the Company to evaluate available strategic alternatives.  During the quarter ended December 31, 2010, the Company also made the final $100,000 payment on a $4 million term loan financing completed in September of 2006 with ComVest Capital LLC.

Note J – Legal

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

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of December 31, 2010 there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note K – Subsequent Events

The Company and The Anderson Family Trust agreed in January 2011 and again in February 2011 to amend the Line of Credit Agreement extending the maturity date.  The last amendment extended the maturity date to February 18, 2011.  The Company is working with the lender and expects reasonable future extension requests to be granted.  For more information see Note I (above) – Line of Credit and Term Loan and the Company’s Form 10-K for the fiscal year ended June 30, 2010.

The Company issued 26,700 shares of its Class A Common Stock in payment of Series D Preferred and Series E Preferred Dividends.  The shares were valued at approximately $38,700 and 2,800 shares valued at approximately $4,100 or 10.5% were issued to officers and directors of the Company.

On February 11, 2011, the Company received claims and threatened litigation from Tim Slifkin (“Slifkin”) and Tom Robinson (“Robinson”), a director and executive officer, respectively, (both employees of StarTrak) alleging that the Company had not recorded a total of approximately $630,000 of salaries, finders fees and commissions allegedly earned by Slifkin and Robinson and payable at December 31, 2010.  In addition, Slifkin and Robinson claimed that upon the completion of future anticipated transactions they will be owed an additional $335,000 each for a total additional liability of $770,000.

The unsubstantiated claims received were forwarded to the Company’s Board of Directors, Company legal counsel and the Company’s independent auditors for review and evaluation.  To validate the claims, the Company’s auditors requested from Slifkin (Robinson was traveling and could not be reached) that all available documentation, contracts, and calculations supporting the claims be provided to the auditors.  Slifkin has not responded to the auditor request and therefore, no documentation or support for the claims has been provided at this time.  The Company has not recorded any portion of the unsubstantiated claims at December 31, 2010 and believes, in conjunction with its legal counsel, the claims, as well as any other allegations by Slifkin and Robinson, to be without merit.  The Company intends to vigorously defend its position.

Note L – Liquidity

During the six months ended December 31, 2010, the Company reported a net loss of approximately $2.1 million. During fiscal year ended June 30, 2010, the Company reported a net loss from continuing operations of approximately $2.6 million.    Although the Company raised additional capital during the current quarter and prior year, the significant losses raise doubt about the ability of the Company to continue as a going concern.  During fiscal 2011, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity, and other financing as required.  While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2010. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations

(A)             Three months ended December 31, 2010 versus three months ended December 31, 2009

Net Sales
Net sales from continuing operations for the second fiscal quarter ended December 31, 2010 were $3,958,200, an increase of $331,000, or 9.1%, compared to net sales of $3,627,200 reported for the comparable quarter of the prior year. The increase resulted from increased hardware shipments and monitoring revenues compared to the quarter ended December 31, 2009.  Although revenues are affected by general economic conditions and  may fluctuate on a quarter to

ALANCO TECHNOLOGIES, INC.

quarter comparison, management believes that both hardware sales and monitoring revenues will continue to increase throughout fiscal year 2011 through new product introductions and increased market penetration.

Gross Profit
Gross profit from continuing operations for the quarter ended December 31, 2010 amounted to $1,482,900 an increase of $152,800, or 11.5%, compared to $1,330,100 in gross profit reported for the comparable quarter of the prior year.   The gross profit increase was due to the increase in sales as gross margin increased slightly to 37.5% for the quarter ended December 31, 2010 as compared to 36.7% for the same period of the prior year.  Gross margin can be impacted in all business segments by economic conditions and specific market pressures. Management does expect current fiscal year gross margins will continue to improve compared to the same periods in the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the quarter ended December 31, 2010 were $1,587,500, a $351,600, or 28.4% increase when compared to the $1,235,900 reported for the comparable period of the prior year.  The increase resulted primarily from increased head count, salaries, and sales expenses.

Corporate expenses reported for the current quarter of $282,900 represents an increase of $13,200, or 4.9% increase when compared to $269,700 reported for the quarter ended December 31, 2009.  Corporate expenses for the three months ended December 31, 2010 increased primarily due to slight increases in consulting and operating expenses.

Amortization of stock-based compensation reported for the quarter ended December 31, 2010 decreased to $59,800, a decrease of $10,400 or 14.8% when compared to $70,200 reported in the same quarter of the prior year.  The decrease is reflective of outstanding options during the current quarter as compared to the same quarter of the prior year.

Depreciation and amortization expense for the quarter decreased to $126,300, a decrease of $8,200, or 6.1% when compared to depreciation and amortization expense of $134,500 for the same quarter of the prior year.  The decrease is due to certain fixed assets reaching full depreciation in prior periods.

Operating Loss
Operating Loss for the quarter ended December 31, 2010 was ($573,600) compared to an Operating Loss of   ($380,200) reported for the same quarter of the prior year, an increase of ($193,400), or 50.9%.  The increased operating loss is the net result of increased operating expenses as noted above.

Other Income and Expense
Net interest expense for the quarter decreased to $86,300, a decrease of $119,100, or 58%, compared to net interest expense of $205,400, for the same quarter in the prior year.  The decrease is due to reduced borrowing and a reduction in loan amortization costs during the quarter ended December 31, 2010 compared to the prior year quarter.  Other expense increased to $9,000 due to a write down in the value of an investment.

Loss From Continuing Operations
Loss from continuing operations for the quarter increased $82,200, or 14% to ($668,900) from ($586,700) in the quarter ended December 31, 2009.

Discontinued Operations
The Company reported a loss from Discontinued Operations for the quarter ended December 31, 2010 of ($100,000), a decrease of $503,600 compared to a loss from Discontinued Operations of ($603,600) reported for the comparable quarter of the prior year.  The significant decrease in loss from discontinued operations resulted from the sale of the discontinued operations during the quarter ended September 30, 2010.  The ($100,000) loss from discontinued operations for the current quarter represents an additional impairment charge necessary to reflect the estimated decrease in asset value due to the buyer ceasing operation of the company that acquired the discontinued operation’s assets.

ALANCO TECHNOLOGIES, INC.

(Loss) Earnings before Interest, Taxes, Dividends, Depreciation & Amortization (EBITDA)
The Company believes that earnings (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA) is an important measure used by management to measure performance.  EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods.  However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity.  EBITDA from Continuing Operations for Alanco’s 2011 fiscal year second quarter was a loss of ($456,300) an increase of ($209,500) when compared to an EBITDA loss of ($246,800) for the same quarter of the prior fiscal year.  EBITDA before Stock-based compensation and Corporate Expense for the current quarter was a loss of ($113,600), a decrease of $206,700, when compared to an income of $93,100 for the comparable quarter of the prior year.  A reconciliation of the EBITDA calculations is presented below:

EBITDA RECONCILIATION to NET LOSS FROM CONTINUING OPERATIONS
(Unaudited)
	3 months ended	3 months ended
	December 31,	December 31,
	2010	2009
EBITDA before Stock-based compensation
and Corporate Expense	$(113,600)	$93,100

Corporate Expense	(282,900)	(269,700)
Stock-based compensation	(59,800)	(70,200)

EBITDA	(456,300)	(246,800)

Net interest expense	(86,300)	(205,400)
Depreciation and amortization	(126,300)	(134,500)

NET LOSS FROM CONTINUING OPERATIONS	$(668,900)	$(586,700)

Dividends
Preferred stock dividend expense for the three months ended December 31, 2010 was $79,800, a decrease of $37,900, or 32.2%, compared to the $117,700 in preferred stock dividends recorded in the comparable period of the prior fiscal year. The decrease resulted primarily from a reduction of Series D Preferred Stock outstanding and the dividend rate reduction negotiated in March 2010.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the quarter ended December 31, 2010 amounted to ($848,700), or ($.16) per share, a $459,300 improvement when compared to a loss of ($1,308,000), or ($.31) per share in the comparable quarter of the prior year.  The Company anticipates improved future operating results, however, actual results may be affected by unfavorable economic conditions and reduced capital spending budgets.  If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

(B)           Six months ended December 31, 2010 versus six months ended December 31, 2009

Net Sales
Net sales from continuing operations for the six months ended December 31, 2010 were $7,652,800, an increase of $1,048,700, or 15.9%, compared to net sales of $6,604,100 reported for the comparable period of the prior year.  The increase resulted from increased hardware shipments and monitoring revenues under major contracts during

ALANCO TECHNOLOGIES, INC.

the six months ended December 31, 2010 as compared to the comparable period of the prior year.  Although revenues are affected by general economic conditions and  may fluctuate on a quarter to quarter comparison, management believes that both hardware sales and monitoring revenues will increase throughout fiscal year 2011 through new product introductions and increased market penetration.

Gross Profit
Gross profit from continuing operations for the six months ended December 31, 2010 amounted to $2,686,300, an increase of $83,700, or 3.2% compared to $2,602,600 in gross profit reported for the six month period ended December 31, 2009.   The gross profit increase is reflective of the increase in sales in the current quarter as compared to the same quarter of the prior year.  The gross margin for the six months ended December 31, 2010 was 35.1% as compared to 39.4% for the same six month period of the prior year.  The decrease in gross margin was due primarily to a one-time credit of approximately $200,000 recorded to the data services cost of sales in the prior year quarter ended September 30, 2009, related to a vendor adjustment. Gross margin can be impacted by economic conditions and specific market pressures.  As a result, the changes in gross margins reported for the current period are not considered to be trends.  Management does expect current fiscal year gross margins will improve compared to the same periods in the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2010 were $3,135,000, a $704,500, or 29% increase when compared to the $2,430,500 reported for the comparable period of the prior year.  The increase is primarily due to increased head count, salaries, and higher sales and marketing expense.

Corporate expenses reported for the six months ended December 31, 2010 were $585,800, an increase of $155,300, or 36.1%, compared to $430,500 reported for the six months ended December 31, 2009.  The prior year six months ended December 31, 2009 included activity during the quarter ended September 30, 2009 whereby the Arizona Court of Appeals vacated an award of attorney’s fees and damages awarded to the Plaintiff in the Arriad Property lawsuit resulting in the reversal of related accruals in the amount of $126,800.  The current six months ended December 31, 2010 includes an additional release of $25,000 of accruals for the Arraid Property lawsuit.  If both quarters were adjusted for the unusual credits, the corporate expenses for the six months ended December 31, 2010 would reflect an increase of $53,500, or 9.6%, which is primarily due to increased consulting and operating expenses.

Amortization of stock-based compensation reported for the six months ended December 31, 2010 increased to $397,700, an increase of $158,700, or 66.4% when compared to $239,000 for the same six months of the prior year.  The net increase is the result of the Company’s election to re-price certain employee stock options during the quarter ended September 30, 2010, as described above in Note G – Equity, and to expense in the first quarter of the fiscal year the entire $298,400 increase in Black-Scholes value of the re-priced options in the quarter ended September 30, 2010 offset by a reduction in the base stock option expense resulting from less grants in the current period.

Depreciation and amortization expense for the six months ended December 31, 2010 decreased slightly to $256,500, a decrease of $13,600, or 5% when compared to $270,100 in the prior year.  The decrease is due to certain fixed assets reaching full depreciation in prior periods.

Operating Loss
Operating Loss for the six months ended December 31, 2010 was ($1,688,700) compared to an Operating Loss of ($767,500) reported for the same period of the prior year, an increase of ($921,200).  The increased operating loss is primarily due to increased operating expenses and amortization expense related to the stock option re-pricing during the six months ended December 31, 2010 as compared to the same period of the prior year.

Other Income and Expense
Net interest expense for the six months ended December 31, 2010 decreased to $254,100, a decrease of $125,800, or 33.1%, compared to net interest expense of $379,900 for the same period in the prior year.  The decrease is due to reduced borrowing and a reduction in loan amortization costs during the six months ended December 31, 2010 compared to the prior year.

ALANCO TECHNOLOGIES, INC.

The Company reported an increase in Other Expense from ($1,900) in the first six months of the prior fiscal year to ($9,300) reported in the current six month period ended December 31, 2010.  Other expense increased in the current six month period compared to the comparable period of the prior year due to a write down in the value of an investment.

Loss From Continuing Operations
Loss from continuing operations for the six months increased ($802,800), or 69.9% to ($1,952,100) from ($1,149,300) in the six months ended December 31, 2009.  The increased loss is the net result of slightly improved gross profit offset by increased operating expenses.

Discontinued Operations
The Company reported a loss from Discontinued Operations for the six months ended December 31, 2010 of ($100,000), a significant decrease compared to the reported loss from discontinued operations of ($1,106,400) reported for the comparable period of the prior year.  The significant decrease when compared to the prior year reflects the limited activities of the discontinued operations during the current fiscal year due to the sale of the RFID Technology segment assets in the quarter ended September 30, 2010.  The Company recorded an additional impairment charge in the current period of approximately $100,000 on the sale of the data storage segment.

(Loss) Earnings before Interest, Taxes, Dividends, Depreciation & Amortization (EBITDA)
The Company believes that earnings (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA) is an important measure used by management to measure performance.  EBITDA may also be used by certain investors to compare and analyze our operating results between accounting periods.  However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other financial statement data prepared in accordance with US GAAP or as a measure of our performance or liquidity.  EBITDA from Continuing Operations for Alanco’s six months ended December 31, 2010 was a loss of ($1,441,500), an increase of $942,200 when compared to an EBITDA loss of ($499,300) for the same period of the prior fiscal year.  EBITDA before Stock-based compensation and Corporate Expense for the current six month period was a loss of ($458,000), a reduction of ($628,200) when compared to income of $170,200 for the comparable period of the prior year.  A reconciliation of the EBITDA calculations is presented below:

EBITDA RECONCILIATION to NET LOSS FROM CONTINUING OPERATIONS
(Unaudited)
	6 months ended	6 months ended
	December 31,	December 31,
	2010	2009
EBITDA before Stock-based compensation
and Corporate Expense	$(458,000)	$170,200

Corporate Expense	(585,800)	(430,500)
Stock-based compensation	(397,700)	(239,000)

EBITDA	(1,441,500)	(499,300)

Net interest expense	(254,100)	(379,900)
Depreciation and amortization	(256,500)	(270,100)

NET LOSS FROM CONTINUING OPERATIONS	$(1,952,100)	$(1,149,300)

Dividends
Dividend expense for the six months ended December 31, 2010 was $159,600, a decrease of $98,600, or

ALANCO TECHNOLOGIES, INC.

38.2% when compared to the $258,200 in preferred stock dividends recorded in the comparable period of the prior fiscal year.   The decrease resulted from a decrease in Series D Preferred Stock outstanding and a negotiated reduction in the Series D dividend rate in March 2010.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the six months ended December 31, 2010 amounted to ($2,211,700), or ($.42) per share, an improvement of $302,200 when compared to a loss of ($2,513,900), or ($.60) per share,  in the comparable six months of the prior year.  Future operating results may be affected by unfavorable economic conditions and reduced capital spending budgets.  If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

The Company’s current liabilities at December 31, 2010 exceeded current assets by $3,914,900, resulting in a current ratio of .56 to 1.  At June 30, 2010, current liabilities exceeded current assets by $3,388,900 reflecting a current ratio of .67 to 1.  The change in current ratio at December 31, 2010 versus June 30, 2010 resulted primarily from the repayment of $2 million in current Notes payable as a result of the sales of the RFID Technology segment assets.  The Company’s significant line of credit balance is classified as a current liability at both December 31, 2010 and June 30, 2010.  See Note I – Line of Credit and Term Loan for further details on notes payable.

Consolidated accounts receivable of $1,984,200 at December 31, 2010 (including both continuing and discontinued operations) reflects a decrease of $509,700, or 20.4%, when compared to the $2,493,900 reported as consolidated accounts receivable at June 30, 2010.  The accounts receivable balance at June 30, 2010 includes $204,900 of receivables from business segments reported as “Assets Held for Sale” since the Company had anticipated retaining the accounts receivable balances in a sales transaction.  By December 31, 2010, the operations had been sold and any accounts receivable related primarily to the sales transaction were appropriately reports as “Assets Related to Discontinued Operations.”  If we exclude the $204,900 of accounts receivable related to operations held for sale at June 30, 2010, the remaining balance of $2,289,000 represents the Wireless Asset Management segment, the Company’s only continuing operation.

The Wireless Asset Management segment accounts receivable balance at December 31, 2010 was $1,984,200, a decrease of $304,800, or 13.3%, when compared to the comparable balance at June 30, 2010 of $2,289,000.  The $1,984,200 balance at December 31, 2010 represents forty-seven days sales in receivables compared to an accounts receivable balance at June 30, 2010 of $2,289,000 representing fifty-seven days sales in receivables.

Inventories at December 31, 2010 and June 30, 2010 represent only inventories for the Wireless Asset Management segment and amounted to $1,848,900, an increase of $626,400, or 51.2%, when compared to $1,222,500 at June 30, 2010.  The inventory balance at December 31, 2010 for the Wireless Asset Management segment represents an inventory turnover of 5.4 compared to 7.1 as of June 30, 2010.  The Company does not consider the reduced inventory turnover a trend and anticipates that the calculation will fluctuate from quarter to quarter.

At December 31, 2010, the Company had fully drawn $4.2 million under its line of credit agreement.  See Note I - Line of Credit and Term Loan for additional discussion of the existing line of credit agreement.

Cash used in operations for the six-month period ended December 31, 2010 was $851,500, a decrease of 308,400, or 26.6%, when compared to cash used in operations of $1,159,900 for the comparable period ended December 31, 2009.  The decrease in cash used in operating activities during the six-month period resulted primarily from a decrease in net loss and the net decrease in accounts receivable, customer advances, accounts payable and accrued expenses as offset by increases in inventories and deferred revenue.

During the six-months ended December 31, 2010, the Company reported cash provided by investing activities

ALANCO TECHNOLOGIES, INC.

of $1,995,100 compared to cash used by investing activities of $10,900.  The change reflects the Company’s receipt of proceeds from the sale of net RFID Technology segment assets during the quarter ended September 30, 2010.

Cash used by financing activities for the six-months ended December 31, 2010 amounted to $1,006,500 compared to cash provided by financing activities of $1,127,800 for the six-months ended December 31, 2009.  The change is primarily reflective of the Company’s repayment on borrowings during the quarter ended September 30, 2010 from the proceeds of the sale of the Company’s net RFID Technology segment assets.

The Company believes that additional cash resources may be required for working capital to achieve planned operating results for fiscal year 2011 and, if working capital requirements exceed current availability, the Company anticipates raising capital through additional borrowing, the exercise of stock options and warrants and/or the sale of stock in a private placement.  The additional capital would supplement the projected cash flows from operations and the line of credit agreement in place at December 31, 2010.  If additional working capital is required and the Company is unable to raise the required additional capital, it may materially affect the ability of the Company to achieve its financial plan.  The Company has raised a significant amount of capital in the past and believes it has the ability, if needed, to raise the additional capital to fund the planned operating results for fiscal year 2011.  While the Company believes that it will succeed in attracting additional capital and generate capital from operations from its StarTrak acquisition, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weaknesses previously identified as of June 30, 2010 and the lack of appropriate independent verification supporting the proper disposal of some $415,000 of obsolete inventory, previously reserved, during the quarter ended December 31, 2010.  The inventory was disposed of by a subcontractor at the direction of StarTrak mangement who had reviewed inventory values in previous periods.  Notwithstanding the existence of the material weaknesses identified as of June 30, 2010 and the additional material weaknesses identified during the quarter ended December 31, 2010, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

ALANCO TECHNOLOGIES, INC.

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

• The Company has instituted additional requirements relative to the disposal of obsolete inventory, requiring written management approvals and third party verfication of the disposal.  In addition, the Company has developed a separate obsolete inventory policy, discussing inventory turnover requirements and net realizable value calculations that will be implemented during the quarter ending March 31, 2011.

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

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the six month period ended December 31, 2010.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the six month period ended December 31, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

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

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of December 31, 2010 there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2010, the Company issued 5,600 Shares of Series B Preferred Stock as in-kind dividend payments and a total of 840,300 shares of Class A Common Stock, including 3,100 shares for services rendered, 1,100 shares issued for payment of notes and interest, 256,200 shares issued for the exercise of warrants, 384,300 shares issued in a private offering to accredited investors, 16,600 as Series D Preferred Stock dividends, 34,300 as Series E Preferred Stock dividends, 129,700 shares in the conversion of 51,900 shares of Series D Preferred Stock into Class A Common Stock, and 15,000 shares in the conversion of 10,000 shares of Series E Preferred Stock into Class A Common Stock.

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

Date:    February 18, 2011

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

Date:    February 18, 2011

/s/ John A. Carlson
________________________
John A. Carlson
Executive Vice President and Chief Financial Officer

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
Dated:           February 18, 2011

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
Dated:           February 18, 2011