Form 10-Q
period 2011-05-16
ALANCO TECHNOLOGIES INC
filed 2011-05-16
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
As of May 4, 2011 there were 5,567,700 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and June 30, 2010		4

		Condensed Consolidated Statements of Operations (Unaudited) For the three months ended March 31, 2011 and 2010		5

		Condensed Consolidated Statements of Operations (Unaudited) For the nine months ended March 31, 2011 and 2010		6
		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) For the nine months ended March 31, 2011		7

		Condensed Consolidated Statements of Cash Flows (Unaudited) For the nine months ended March 31, 2011 and 2010		8

	Notes to Condensed Consolidated Financial Statements (Unaudited)			10
		Note A –	Basis of Presentation and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Assets Held for Sale and Discontinued Operations
		Note D –	Loss per Share
		Note E –	Equity
		Note F –	Related Party Transactions
		Note G –	Line of Credit and Term Loan
		Note H –	Legal
		Note I –	Sale of StarTrak Systems, LLC
		Note J –	Subsequent Events
		Note K –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		32

	Item 4.	Controls and Procedures		32

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		33

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds		34

	Item 4.	Submission of Matters to a Vote of Security Holders		35

	Item 6.	Exhibits		36

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

ALANCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND JUNE 30, 2010

	March 31, 2011	June 30, 2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$183,600	$152,100
Assets held for sale	17,873,000	20,243,200
Prepaid expenses and other current assets	221,800	100,000
Total current assets	18,278,400	20,495,300
PROPERTY AND EQUIPMENT, NET	400	900
TOTAL ASSETS	$18,278,800	$20,496,200

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$602,100	$581,700
Dividends payable	50,400	56,400
Notes payable, current	4,757,900	6,328,000
Liabilites related to assets held for sale	3,926,000	3,545,900
TOTAL LIABILITIES	9,336,400	10,512,000

Preferred Stock - Series B Convertible - 500,000 shares authorized,
119,700 and 111,200 issued and outstanding, respectively	1,183,600	1,098,500

SHAREHOLDERS' EQUITY
Preferred Stock - Series D Convertible - 500,000 shares authorized,
82,300 and 134,200 shares issued and outstanding, respectively	814,900	1,333,800
Preferred Stock - Series E Convertible - 750,000 shares authorized,
725,000 and 735,000 shares issued and outstanding, respectively	3,165,900	3,210,900
Common Stock - 75,000,000 authorized, 5,534,500 and 4,665,500 shares outstanding, net of 2,000 shares of Treasury Stock,
at a cost of $30,000, outstanding at June 30, 2010	109,475,600	107,355,700
Accumulated deficit	(105,697,600)	(103,014,700)
Total shareholders' equity	7,758,800	8,885,700

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$18,278,800	$20,496,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2011	2010

NET SALES	$-	$-
Cost of goods sold	-	-
GROSS PROFIT	-	-

Corporate expense	262,100	227,100
Amortization of stock-based compensation	-	400
Depreciation and amortizaton	100	200
OPERATING LOSS	(262,200)	(227,700)

OTHER INCOME & (EXPENSES)
Interest expense, net	(130,400)	(277,400)
Other income (expense), net	-	(800)
LOSS FROM CONTINUING OPERATIONS	(392,600)	(505,900)

INCOME (LOSS) LOSS FROM DISCONTINUED OPERATIONS	800	(514,900)

NET LOSS	(391,800)	(1,020,800)
Preferred stock dividends	(79,400)	(43,600)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(471,200)	$(1,064,400)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
- Continuing operations	$(0.07)	$(0.12)
- Discontinued operations	$0.00	$(0.12)
- Preferred stock dividends	$(0.02)	$(0.01)
- Net loss per share attributable to common shareholders	$(0.09)	$(0.25)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

- Basic and diluted	5,528,800	4,331,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2011	2010

NET SALES	$-	$-
Cost of goods sold	-	-
GROSS PROFIT	-	-

Corporate expense	847,400	657,700
Amortization of stock-based compensation	193,400	99,400
Depreciation and amortizaton	500	600
OPERATING LOSS	(1,041,300)	(757,700)

OTHER INCOME & (EXPENSES)
Interest expense, net	(384,400)	(657,300)
Other income (expense), net	(9,300)	(2,700)
LOSS FROM CONTINUING OPERATIONS	(1,435,000)	(1,417,700)

LOSS FROM DISCONTINUED OPERATIONS	(1,008,900)	(1,858,800)

NET LOSS	(2,443,900)	(3,276,500)
Preferred stock dividends	(239,000)	(301,800)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,682,900)	$(3,578,300)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED

- Continuing operations	$(0.27)	$(0.34)
- Discontinued operations	$(0.19)	$(0.44)
- Preferred stock dividends	$(0.04)	$(0.07)
- Net loss per share attributable to common shareholders	$(0.50)	$(0.85)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	5,352,400	4,215,000

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2011 (unaudited)

			SERIES D		SERIES E
	COMMON STOCK		PREFERRED STOCK		PREFERRED STOCK		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	DEFICIT	TOTAL

Balances, June 30, 2010	4,665,500	$107,355,700	134,200	$1,333,800	735,000	$3,210,900	$(103,014,700)	$8,885,700
Shares issued for services	3,100	5,300	-	-	-	-	-	5,300
Shares issued for payment on notes and interest	1,100	2,100	-	-	-	-	-	2,100
Shares issued for exercise of warrants	256,200	304,800	-	-	-	-	-	304,800
Value of stock based compensation	-	498,600	-	-	-	-	-	498,600
Private offering, net of expenses	384,300	612,400	-	-	-	-	-	612,400
Series D Preferred dividends, paid as indicated	23,700	37,500	-	-	-	-	-	37,500
Series B Preferred dividends, paid in kind	-	-	-	-	-	-	(85,000)	(85,000)
Series D Preferred dividends, paid or accrued	-	-	-	-	-	-	(31,000)	(31,000)
Series E Preferred dividends, paid or accrued	53,900	83,200	-	-	-	-	(123,000)	(39,800)
Conversion of Pref D to common	129,700	518,900	(51,900)	(518,900)	-	-	-	-
Conversion of Pref E to common	15,000	45,000	-	-	(10,000)	(45,000)	-	-
NASDAQ listing fees and other	-	(17,900)	-	-	-	-	-	(17,900)
Treasury share adjustment	2,000	30,000	-	-	-	-	-	30,000
Net loss	-	-	-	-	-	-	(2,443,900)	(2,443,900)
Balances, March 31, 2011	5,534,500	$109,475,600	82,300	$814,900	725,000	$3,165,900	$(105,697,600)	$7,758,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,443,900)	$(3,276,500)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	394,600	478,200
Stock-based compensation	498,600	341,800
Stock issued for services	5,300	14,800
Loss on sale of data storage assets	-	48,700
Impairment charge	-	325,000
Interest converted to equity	-	62,500
Fees and interest paid with debt	-	108,100
Changes in operating assets and liabilities:
Accounts receivable, net	796,100	(758,500)
Inventories, net	(841,700)	370,500
Costs in excess of billings and estimated earnings
on uncompleted contracts	12,800	56,600
Prepaid expenses and other current assets	133,300	186,200
Accounts payable and accrued expenses	241,000	(445,100)
Deferred revenue	52,400	(13,700)
Billings and estimated earnings in excess of costs
on uncompleted contracts	7,300	(146,900)
Customer advances	(4,500)	677,500
Other assets	42,600	143,600
Net cash used in operations	(1,106,100)	(1,827,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(21,500)	(15,200)
Cash received for sale of net data storage assets	-	61,500
Proceeds from sale of net RFID Technology segment assets	2,000,000	-
Net cash provided by investing activities	$1,978,500	$46,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, (continued)

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	$784,800	$812,700
Repayment on borrowings	(2,382,800)	(142,800)
Repayment of capital lease	(13,200)	(11,100)
Proceeds from sale of equity instruments	947,200	965,500
Cash dividends paid	(39,200)	(17,800)
Other	(17,900)	(25,000)
Net cash provided (used) by financing activities	(721,100)	1,581,500

NET INCREASE (DECREASE) IN CASH	151,300	(199,400)

CASH AND CASH EQUIVALENTS, beginning of period	400,500	413,500

CASH AND CASH EQUIVALENTS, end of period	$551,800	$214,100

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the period for interest	$376,000	$323,300

Non-Cash Activities:
Value of shares issued for services	$5,300	$14,800
Value of stock issued for payment of notes	$2,100	$748,700
Value of stock issued for payment of interest	$-	$67,300
Dividends accrued	$-	$29,600
Series B preferred stock dividend, paid in kind	$85,000	$77,000
Series D preferred stock dividend, paid in kind	$-	$178,500
Series D preferred stock dividend, paid in common	$37,000	$105,300
Series D preferred stock converted to line of credit	$-	$1,691,100
Series D preferred stock converted to common stock	$518,900	$-
Series E preferred stock dividend, paid in common stock or accrued	$83,700	$-
Series E preferred stock converted to common stock	$45,000	$-
Financing costs paid with debt	$30,000	$-
Net data storage assets sold	$-	$110,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation and Recent Accounting Pronouncements

Alanco Technologies, Inc., an Arizona corporation (“Alanco” or “Company”), has in recent years reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  At June 30, 2010 and December 31, 2010, in compliance with the Company’s plan to divest the Data Storage and RFID Technology segments and invest the proceeds into the Wireless Asset Management segment, the Data Storage and RFID Technology segments had either been sold or were presented as “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale”.  During the quarter ended March 31, 2011, the Company entered into a definitive agreement to sell the remaining segment, Wireless Asset Management, subject to shareholder approval.   The transaction was voted upon at the Company’s annual meeting on May 10, 2011.  Due to the agreement and approval vote, all operating segments were reported as Discontinued Operations for the quarter ended March 31, 2011.   Prior period balances have been reclassified to report all operating segments as discontinued operations for all periods presented.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, the Company’s Wireless Asset Management segment estimates of warranty cost accruals based upon contractual first year warranty obligations.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Actual results could differ from these estimates.  This segment is being sold with certain sales consideration being escrowed pending a review of changes in working capital.  Refer to Note I – Sale of StarTrak.

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

Nasdaq also found that the Company’s violation did not appear to have been the result of a deliberate intent to avoid compliance and was based upon advice of outside counsel.  Therefore, the appropriate sanction is issuance of the Letter of Reprimand.  The Company was given until its next Annual Meeting of Shareholders scheduled for May 10, 2011 to regain compliance with Nasdaq Rule 5605(b)(1).  The annual meeting was held on the date indicated and a slate of five directors, three of which are independent, were elected to serve for a one-year term expiring at the next Annual Meeting of Shareholders or until their successors have been duly elected and qualified.  Management believe the Company now complies with Nasdaq Rule 5605(b)(1) and is awaiting a Nasdaq confirmation.

Stock-based compensation - The Company has stock-based compensation plans and reports stock-based compensation expense for all stock-based compensation awards based on the estimated grant date fair value.  The value of the compensation cost is amortized at a minimum on a straight-line basis over the requisite service periods of the award (generally the option vesting term).

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

Fair value of financial instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2011, that are of significance, or potential significance, to us.

In April 2011, the FASB issued guidance which addresses agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The guidance is effective for the first interim or annual period on or after December 15, 2011.  The Company is currently assessing the impact of this guidance on its financial position and results of operations.

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

Assumptions for awards of options granted during the nine months ended March 31, 2011 were:

Awards granted
Nine months ended
March 31, 2011
Dividend yield	0%
Expected volatility	62%
Weighted-average volatility	62%
Risk-free interest rate	2% - 4%
Expected life of options (in years)	2.0 - 3.75
Weighted average grant-date fair value	$.68

The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2011:

		Weighted Average	Weighted Average	Aggregate	Aggregate
		Exercise Price	Remaining	Fair	Intrinsic
	Shares	Per Share	Contractual Term (1)	Value	Value (2)

Outstanding July 1, 2010	955,800	$6.27	3.01	$ 4,324,300	-
Shares repriced during period	(866,000)	$5.82	2.78	(3,873,400)	-
Repriced replacement shares	866,000	$1.52	2.78	415,900	-
Granted	172,500	$1.91	4.50	117,600	-
Exercised	-	$0.00	-	-	-
Forfeited or expired	(86,600)	$4.90	-	(391,800)	-
Outstanding March 31, 2011	1,041,700	$1.59	2.66	$ 592,600	$0
Exercisable March 31, 2011	813,400	$1.59	2.34	$ -	$0

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2011, for those awards that have an exercise price below the closing price as of March 31, 2011 of $1.14.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of March 31, 2011, the Company had 201,100 warrants outstanding with a weighted average exercise price of $5.77.  The life of the outstanding warrants extends from September 30, 2011 through July 9, 2013.  The following table summarizes the Company’s warrant activity during the first nine months of fiscal 2011:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2010	409,000	$11.47
Granted	95,100	2.64
Exercised	(256,200)	1.19
Canceled/Expired	(46,800)	24.00
Warrants Outstanding, March 31, 2011	201,100	$5.77

Note C – Assets Held for Sale and Discontinued Operations

The Company implemented a plan during fiscal 2009 to divest the operations of its Data Storage segment and reinvest the proceeds into the remaining business segments.  The Company expanded its divestiture plan during the quarter ended September 30, 2009 to include the RFID Technology segment.  The Company executed an agreement, during the quarter ended March 31, 2010, to sell substantially all of the assets and liabilities of its Data Storage segment.

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

At March 31, 2011, the “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” represent assets retained by seller or receivables resulting from the sales transactions, and liabilities not assumed in the transactions.  The divestiture program significantly improved Alanco’s financial position by reducing secured debt and eliminating the large operating losses associated with the divested businesses.

In February 2011, the Company entered into a definitive agreement to sell the remaining business segment, Wireless Asset Management, subject to shareholder approval.   The transaction was voted upon at the Company’s annual shareholders’ meeting scheduled for May 10, 2011.  Accordingly, at June 30, 2010 and March 31, 2011, all operating segments were reported as “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale”. All operating results for those segments were reclassified to discontinued operations for the three and nine months ended March 31, 2011 and 2010.  The reclassification of those segment assets and liabilities to “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” does not affect the reported net loss for the periods presented.

During the fourth quarter ended June 30, 2010, the Company recorded an impairment charge of $4.5 million, reducing the RFID Technology segment values in anticipation of a sale.  The impairment charge was made as of June 30, 2010 with knowledge of the RFID Technology transaction sales value as well as knowledge of the segment’s operating results for the period from July 1, 2010 through the August 17, 2010 sale date of ($142,200) on sales of $38,700.  The operating loss had been accrued at June 30, 2010 as it represented the minimum cost to maintain the operation for sale and resulted in no income or loss from discontinued operations for the RFID Technology segment reported for the nine months ending March 31, 2011.  The RFID Technology segment operating loss for the nine months ended March 31, 2010 was $1,153,300, on sales of $674,000.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The results for Discontinued Operations (comprised of Wireless Asset Management, Data Storage and RFID Technology business segments) for the nine months and three months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Sales
Wirelesss Asset Management	$11,741,200	$10,430,000	$4,088,400	$3,825,800
RFID Technology	38,700	674,000	-	110,300
Data Storage	-	974,100	-	144,600
Total Sales	$11,779,900	$12,078,100	$4,088,400	$4,080,700

Gross Profit (Loss)
Wirelesss Asset Management	$4,578,600	$4,494,500	$1,892,300	$1,637,400
RFID Technology	13,500	86,500	-	(27,700)
Data Storage	-	321,000	-	36,700
Total Gross Profit (Loss)	$4,592,100	$4,902,000	$1,892,300	$1,646,400

Gross Margin
Wirelesss Asset Management	39.0%	43.1%	46.3%	42.8%
RFID Technology	34.9%	12.8%	-	-25.1%
Data Storage	-	33.0%	-	25.4%
Total Gross Margin	39.0%	40.6%	46.3%	40.3%

Selling, General and Administrative Expense
Wireless Asset Management	$5,487,600	$4,736,900	$1,891,500	$1,642,300
RFID Technology	13,500	1,239,800		371,500
Data Storage	99,900	410,400	-	98,800
Data Storage asset impairment charge	-	325,000	-	-
Total SG&A Expense	$5,601,000	$6,712,100	$1,891,500	$2,112,600

Income (Loss) from Discontinued Operations
Wireless Asset Management	$(909,000)	$(242,400)	$800	$(4,900)
RFID Technology	-	(1,153,300)	-	(399,200)
Data Storage	(99,900)	(414,400)	-	(62,100)
Loss on Sale - Data Storage	-	(48,700)	-	(48,700)
Total Income (Loss) from Discontinued Operations	$(1,008,900)	$(1,858,800)	$800	$(514,900)

Capital Expenditures
Wirelesss Asset Management	$151,400	$-	$16,600	$-
Data Storage	-	-	-	-
RFID Technology	-	5,600	-	-
Total Capital Expenditures	$151,400	$5,600	$16,600	$-

Depreciation and Amortization
Wirelesss Asset Management	$390,700	$402,500	$134,600	$132,800
Data Storage	3,400	57,100	-	14,800
RFID Technology	-	18,200	-	4,600
Total Depreciation and Amortization	$394,100	$477,800	$134,600	$152,200

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assets and Liabilities related to Discontinued Operations at March 31, 2011 and June 30, 2010 consisted of the following:

	Wireless
	Asset	RFID	Data
	Management	Technology	Storage	Total
As of March 31, 2011
Assets held for sale
Cash	$368,200	$-	$-	$368,200
Accounts receivable, net	1,690,000	37,300	-	1,727,300	(1)
Inventory, net	2,134,600	2,500	-	2,137,100	(2)
Prepaid expenses and other assets	301,200	-	-	301,200
Property and equipment, net	316,600	-	-	316,600
Goodwill	12,575,400	-	-	12,575,400
Other intangibles	447,200	-	-	447,200
Total assets held for sale	$17,833,200	$39,800	$-	$17,873,000

Liabilties related to assets held for sale
Billings in excess of costs and estimated earnings	$-	$23,600	$-	$23,600
Deferred warranty revenue and customer advances	753,500	751,700	-	1,505,200	(3)
Accounts payable and accrued expenses	1,742,600	644,700	-	2,387,300
Capital leases	9,900	-	-	9,900
Total liabilities related to assets held for sale	$2,506,000	$1,420,000	$-	$3,926,000

As of June 30, 2010
Assets held for sale
Cash	$248,400	$-	$-	$248,400
Accounts receivable, net	2,289,000	135,000	69,900	2,493,900	(1)
Inventory, net	1,222,500	860,900	50,000	2,133,400	(2)
Costs and estimated earnings in excess of billings	-	95,200	-	95,200
Prepaid expenses and other assets	729,000	328,800	-	1,057,800
Property, plant and equipment, net	232,900	59,400	-	292,300
Goodwill	12,575,400	576,700	-	13,152,100
Other intangibles	770,100	-	-	770,100
Total assets held for sale	$18,067,300	$2,056,000	$119,900	$20,243,200

Liabilties related to assets held for sale
Billings in excess of costs and estimated earnings	$-	$98,700	$-	$98,700
Deferred warranty revenue and customer advances	689,200	768,100	-	1,457,300	(3)
Accounts payable and accrued expenses	1,335,400	631,300	-	1,966,700
Capital leases	23,200	-	-	23,200
Total liabilities related to assets held for sale	$2,047,800	$1,498,100	$-	$3,545,900

(1)	Accounts receivable as of March 31, 2011 and June 30, 2010 are reported net of reserves for the Wireless Asset
Management segment of $40,000.
(2)	Inventory as of March 31, 2011 is reported net of reserves of $15,000 for the Wireless Asset Management Segment.
Inventory as of June 30, 2010 is reported net of reserves for the Wireless Asset Management, RFID Technology and
Data Storage segments in the amount of $415,000, $175,000 and $50,000, respectively.
(3)	Deferred warranty revenue and customer advances as of March 31, 2011 and June 30, 2010 include $366,100 and
$375,400, respectively, of long-term deferred warranty revenue for the Wireless Asset Management segment.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note D - Loss Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible preferred stock and convertible debt that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2011, there were zero potentially dilutive securities included in the weighted average shares of common stock outstanding as inclusion of outstanding stock options, warrants, and stock issuable upon conversion of debt or preferred stock would be anti-dilutive.

Note E – Equity

During the nine months ended March 31, 2011, the Company issued a total of 869,000 shares, including a 2,000 treasury share adjustment, of Class A Common Stock.  Included were 3,100 shares issued for services valued at $5,300, 1,100 shares issued for payment of notes and interest valued at $2,100, 256,200 shares issued for exercise of warrants valued at $304,800, 384,300 shares coupled with 95,100 warrants to purchase Class A Common Stock at $2.64 per share, valued at $612,400, net of $55,400 in expenses issued in a private offering to accredited investors, 23,700 common shares issued in payment of certain Series D Preferred Dividend obligations, valued at $37,500, 53,900 common shares issued in payment of certain Series E Preferred Dividend obligations, valued at $83,200, 129,700 shares, valued at $518,900, issued in the conversion of 51,900 Series D Preferred shares to common shares, and 15,000 shares, valued at $45,000, issued in the conversion of 10,000 Series E Preferred shares to common shares.

The Company declared and paid dividends-in-kind on the Company’s Series B Convertible Preferred Stock through the issuance of 8,500 shares of Series B Preferred Stock valued at $85,100.  The Company’s Preferred Stocks are more fully discussed in the Form 10-K for the year ended June 30, 2010.

On September 16, 2010, the Board of Directors approved the immediate re-pricing of certain outstanding stock options (approximately 866,000 shares to forty-nine individuals) held by current Officers, Directors and employees to $1.52 per share, a 7.9% premium to the closing market price on September 15, 2010 of $1.39.  The compensation value created by the re-pricing, as determined under the Black Scholes method, was approximately $298,400 and under current accounting rules results in a non cash expense in current and future periods, not to exceed the vesting periods of the stock options.  The Company elected to expense in the quarter ended December 31, 2010, the entire increase in stock based compensation resulting from the re-pricing.  Accordingly, the value of employee stock-based compensation recognized for the nine months ended March 31, 2011 amounted to $498,600, including the $298,400 discussed above, compared to $341,800 recognized in the comparable nine months of the prior fiscal year.  See Note B – Stock-Based Compensation for additional discussion related to employee stock-based compensation.

    During October 2010, the Company raised $304,800 through the exercise of 256,200 warrants.  On October 13, 2010, the Company’s Board of Directors approved the re-pricing of certain warrants, held by non officers and directors, to purchase 256,200 shares of the Company’s Class A Common Stock.  The warrants, with exercise prices ranging from $4.00 to $14.40 per share, were re-priced to $1.19 per share, reflecting an approximate 15% discount from the then current market, and required the warrants to be exercised through October 21, 2010.  If the warrants were not exercised by the October 21, 2010 date, the exercise price reverted back to the pre-adjusted price.  The warrant re-pricing discount represented the Company’s estimate of market value, net of costs, of a private placement of an equal amount and was completed to raise required working capital for the Company.

At June 30, 2010, the Company reported 2,000 treasury shares, valued at $30,000, representing the estimated number of Alanco shares to be distributed upon the liquidation of a private Company in which Alanco had ownership.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

    During the quarter ended December 31, 2010, the Company received $18,200 as partial liquidation of its investment.  In January 2011, the Company received another $2,800 as a final distribution and accordingly the Company reduced treasury shares at March 31, 2011 to zero, resulting in a loss of approximately $9,000 for the nine month period, reported in the current quarter as other expense.

Note F – Related Party Transactions

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

At March 31, 2011 the principal balance due under the Agreement was approximately $4.2 million compared to $5.7 million at June 30, 2010.  During the quarter ended September 30, 2010, the Company paid $1.8 million against the credit line from the sale of the net RFID Technology segment assets.  During the quarter ended December 31, 2010, the Company borrowed $300,000 under the Agreement.  See Note G – Line of Credit and Term Loan for additional discussion of the Agreement.

As discussed in the equity footnote above, during the nine months ended March 31, 2011, the Company issued a total of 23,700 shares of Class A Common Stock, valued at $37,500, in payment of Series D Preferred Stock dividends. 7,900 or 33.3% of the Class A Common Stock issued as Series D Preferred Stock dividend payments went to officers and directors of the Company.

On December 16, 2010, the Company issued a $100,000 note payable to an officer and director for an additional $100,000 of working capital provided to the Company.  The note is unsecured, bears interest at a rate of 12% and is payable within thirty (30) days following written demand for such payment by the Holder.

Note G – Line of Credit and Term Loan

On December 16, 2010, the Company and the Anderson Family Trust, a private trust, agreed to an amendment to the Company’s line of credit, entered into in June 2002, which reduced the credit limit on the line to $4.23M from $4.7M, extended the maturity date to January 31, 2011 and decreased the conversion price from $10.00 to $1.37 on the $1 million convertible portion of the debt.  The amendment also restricted the $1 million convertible portion to an event of default and placed restrictions on the Company’s issuance of stock.  In addition, during the quarter ended March 31, 2011, the Line of Credit maturity date was extended several times to allow the Company time to evaluate available strategic alternatives.  The Anderson Family Trust received a $30,000 fee for the amendments, which was added to the loan balance.  Currently, the maturity date has been extended to May 16, 2011 as discussed in Footnote J – Subsequent Events.

At March 31, 2011, the Company had reached the maximum outstanding balance under the Line of Credit of $4,230,000.  Under the Agreement, the Company must maintain a minimum balance due of at least $2.5 million through its maturity date.  Interest is accrued at the prime rate plus 3% (6.25% at March 31, 2011) for any balance up to $2 million and 12% on balances in excess of $2 million.

In addition, ORBCOMM, Inc., an entity that had entered into an agreement to purchase StarTrak Systems, LLC, agreed during the quarter ended March 31, 2011 to loan the Company $300,000, pursuant to a secured promissory note  with interest at the rate of six percent per annum.  The loan is secured by a second lien on all of the assets of Alanco and StarTrak.  See Footnote I – Sale of StarTrak Systems, LLC for additional discussion of the loan.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company received a letter of resignation on October 4, 2010, from Don Anderson as a member of the Company’s Board of Directors, effective immediately.  Mr. Anderson is the owner of approximately 8.6% of the Company’s Class A Common Stock and provider of the Company’s Line of Credit arrangement discussed above and was the Chairman of the Independent Directors/Nominating Committee, member of the Company’s Board of Directors and Trustee of the Anderson Trust.  A copy of the resignation, with attachments, submitted with the resignation letter was filed as an Exhibit 99.2 to Form 10-K for fiscal year ended June 30, 2010.

As noted in Footnote F – Related Party Transactions, the Trust advanced $300,000 under the agreement during the month of December 2010.  In addition, the maturity date has been extended through May 13, 2011 to allow the Company to evaluate available strategic alternatives.  During the quarter ended December 31, 2010, the Company also made the final $100,000 payment on a $4 million term loan financing completed in September 2006 with ComVest Capital LLC.

Note H – Legal

The Company’s subsidiary, StarTrak Systems, has recently been made a defendant concerning certain patent infringement claims as follows:

Arrivalstar S.A, et all. v. StarTrak Systems, LLC, et al.  Case No.: 4:10-CV-0033.  This action was a patent infringement action venued in the United States District Court for the Northern District of Indiana.  StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued.  However, StarTrak has resolved the action by agreeing to pay $70,000 over a number of monthly payments, thus avoiding substantially greater expenses that would be incurred in defending the action.

Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327.  This action is another patent infringement action venued in the United States District Court for the Eastern District of Texas.  Again, StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued. Similarly, StarTrak is in discussions with the plaintiff in cooperation with other defendants to resolve the matter by paying a sum substantially less than would be incurred in defending the action.   This lawsuit is quite early in the discovery stage and StarTrak’s counsel has not formed an opinion concerning the likely outcome.  However, the Company’s management believes that the suit is without merit and the Company will continue to vigorously defend itself in the matter if it is not soon resolved.

On February 11, 2011, the Company received claims and threatened litigation from Tim Slifkin (“Slifkin”) and Tom Robinson (“Robinson”), a director and executive officer, respectively, (both employees of StarTrak) alleging that the Company had not recorded a total of approximately $630,000 of salaries, finder's fees and commissions allegedly earned by Slifkin and Robinson and payable at December 31, 2010.  In addition, Slifkin and Robinson claimed that upon the completion of future anticipated transactions they will be owed an additional $335,000 each for a total additional liability of $770,000.

However, in connection with the ORBCOMM acquisition of the StarTrak assets (which was approved by the Company’s shareholders at its annual meeting of shareholders held May 10, 2011), the Company entered into a Settlement Agreement and Mutual Release, signed on February 22, 2011 but not effective until signatures were released on February 24, 2011, with Slifkin and Robinson.  The agreement provides incentive compensation to Slifkin and Robinson in cash and ORBCOMM stock a total of approximately $85,000 each, upon the successful completion of the sale of StarTrak to ORBCOMM, Inc.  In addition, Slifkin and Robinson will receive up to approximately 3.2%, each, of the future potential earn out based upon reported sales for the period March 1, 2011 to February 28, 2012 as discussed in Note I – Sale of StarTrak Systems, LLC, below.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

StarTrak has recently been served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No. 3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a lost or stolen trailer containing freight owned by the plaintiffs.  Great American Lines has brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak has tendered its defense in the lawsuit to its insurance company, but counsel has not yet formed an opinion on the likely outcome. However, the Company’s management believes that the suit is without merit and the Company will vigorously defend itself in the matter.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of March 31, 2011 there was no other such litigation pending deemed material by the Company.

Note I – Sale of StarTrak Systems, LLC

On February 23, 2011, Alanco Technologies, Inc. Alanco’s wholly-owned subsidiary, StarTrak Systems, LLC ("StarTrak") and ORBCOMM Inc. (“ORBCOMM”) entered into a Definitive Asset Purchase Agreement (the “Agreement”) whereby ORBCOMM will purchase the business and operations of StarTrak Systems, LLC.  The transaction is structured as an asset purchase whereby ORBCOMM will acquire substantially all of StarTrak’s assets and liabilities.  The transaction is considered the sale of substantially all of the assets of Alanco and accordingly required shareholder approval.  The proposal was scheduled for a vote at the annual shareholders meeting held on May 10, 2011.  (See Item 4. “Submission of Matters to a Vote of Security Holders” below for a summary of the vote results.)

Total transaction consideration payable at close, including escrowed amounts as required by the agreement, for substantially all of the assets of StarTrak is equal to an aggregate face amount of approximately $18.2 million in cash, stock and assumption of debt.  Consideration consists of the following:

1.	Cash consideration in an amount equal to two million dollars ($2,000,000) less any amount due under the secured loan referred to in 3 below;
2.	ORBCOMM’s acquisition and discharge of the Anderson Trust secured debt in the principal amount of $3,900,000;
3.
Cancellation  and termination of all outstanding obligations of Alanco and StarTrak to ORBCOMM under the Secured Promissory Note (as defined below), including the then outstanding principal amount anticipated to be $300,000 plus interest and fees, if any, due thereunder as of the closing date;

4.	Delivery to Alanco of 500,000 shares of Series E Convertible Preferred Stock of Alanco having a face amount of $2,250,000;
5.	Delivery of approximately 1,212,500 shares of Alanco Class A Common Stock;
6.
Issuance and delivery to Mellon Investor Services LLC, as escrow agent, (“Mellon”) of 249,917 shares of ORBCOMM common stock (“ORBCOMM Stock”) registered in the name of Alanco, which escrowed shares will be available to pay for half of the out of pocket costs incurred as a result of certain litigation currently pending against StarTrak;

7.
The issuance and delivery to Mellon, as escrow agent of 166,611 shares of ORBCOMM Stock registered in the name of Alanco (subject to certain reductions), which escrowed shares will be available to pay for a portion of certain product warranty costs;

8.	The issuance and delivery to Alanco of 1,987,194 shares of ORBCOMM Stock, minus the number of escrowed shares described under 6 above;
9.
The issuance and delivery to Alanco of 183,550 shares of Series A perpetual convertible preferred stock of ORBCOMM with a face value of $10 per share, entitled to a 4% annual paid-in-kind dividend and each such share convertible into 1.666 shares of ORBCOMM Stock; and

10.	Assumption by ORBCOMM of certain specified liabilities, generally consisting of liabilities arising after the closing date and liabilities reflected in the closing working capital calculations.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The parties have also agreed to compensate the other for changes in working capital between November 30, 2010 and the effective date.  If working capital, defined as current assets minus current liabilities minus long-term deferred revenue, increases over the period, ORBCOMM will pay the value of that increase in cash or additional ORBCOMM Stock under number 8 above.  If the defined working capital decreases during the period, ORBCOMM will deduct that amount from ORBCOMM Stock issued under number 8 above.

In addition to the Closing Consideration discussed above, up to an additional gross amount of approximately $1.17 million in contingent payments (the “Earn Out Amount”) is payable to Alanco by ORBCOMM if certain revenue milestones of the StarTrak business are achieved for the 2011 calendar year (the “Earn-Out Period”), ranging from approximately $194,000 in payout for total revenue of $20 million in the Earn-Out Period to approximately $1.17 million from total revenue of $24 million in the Earn-Out Period.

ORBCOMM, Alanco and StarTrak also entered into a Secured Promissory Note, approved by the Anderson Family Trust, pursuant to which ORBCOMM loaned $300,000 to Alanco and StarTrak payable, together with interest at the rate of six percent per annum, on the closing date of the Asset Purchase Agreement, or ten days following the termination thereof.  The loan is secured by a second lien on all of the assets of Alanco and StarTrak.

ORBCOMM has also entered into a voting agreement with certain shareholders of Alanco, including Alanco CEO, Robert Kauffman, StarTrak employees, Timothy Slifkin and Thomas Robinson, Alanco’s senior lender, The Anderson Family Trust and others, whereby the shareholders have agreed to vote their shares of Alanco stock to approve the purchase and sale contemplated by the Asset Purchase Agreement and to take certain other actions in furtherance of the transactions contemplated therein.

Representations, Warranties and Covenants

The Asset Purchase Agreement contains customary representations, warranties and covenants.  The representations and warranties generally survive the closing for eighteen (18) months.  At the closing, a portion of the Closing Consideration in the form of ORBCOMM Stock will be delivered into an escrow and will be available to compensate ORBCOMM for 50% of costs incurred as a result of a patent infringement litigation currently pending against StarTrak.

Conditions to Closing

Each party’s obligation to close the transactions contemplated by the Asset Purchase Agreement is subject to customary closing conditions, including obtaining the approval of the shareholders of Alanco to the asset sale transaction, if required under applicable law.  Each party’s obligation to close the transactions contemplated by the other transaction documents described above is also subject to customary closing conditions, including the closing conditions under the Asset Purchase Agreement.

Termination

The Asset Purchase Agreement contains certain termination rights for both ORBCOMM and Alanco, including termination rights in the event that the closing conditions of the transactions contemplated by the Asset Purchase Agreement is not consummated by June 30, 2011.

About ORBCOMM
ORBCOMM Inc. (Nasdaq: ORBC) is a leading global satellite data communications company, focused on Machine-to-Machine (M2M) communications. Its customers include Caterpillar Inc., Doosan Infracore America, Hitachi Construction Machinery, Hyundai Heavy Industries, Asset Intelligence a division of I.D. Systems, Inc., Komatsu Ltd., Manitowoc Crane Companies, Inc., and Volvo Construction Equipment among other industry leaders. By means of a global network of low-earth orbit (LEO) satellites and accompanying ground infrastructure, ORBCOMM’s low-cost and reliable two-way data communication services track, monitor and control mobile and fixed assets in four core markets: commercial transportation; heavy equipment; industrial fixed assets; and marine/homeland security.  ORBCOMM is headquartered in Fort Lee, New Jersey and has its network control center in Dulles, Virginia.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Selected Pro Forma Financial Data (Unaudited):
The following is unaudited pro forma condensed consolidated financial information of Alanco and its subsidiaries.  The financial information is designed to show how the sale of assets of StarTrak might have affected our historical financial statements if such asset sale had been contemplated at an earlier time.  The following unaudited pro forma consolidated financial information was prepared based on the historical financial results of Alanco and its subsidiaries.  The following should be read in connection with Alanco’s Consolidated Financial Statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the asset sale occurred during the referenced period.  Estimated costs of the transaction have not been included in the pro forma Statement of Operations for the twelve month period ending June 30, 2010 or the nine months ended March 31, 2011.  An unaudited condensed pro forma Balance Sheet as of March 31, 2011, and the unaudited condensed pro forma combining Statement of Operations for Alanco for the nine months ended March 31, 2011 and the twelve months ended June 30, 2010 are presented below.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Alanco Technologies, Inc. and Subsidiaries
Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
March 31, 2011
Pro Forma Condensed Consolidated Unaudited Financial Information:
The following represents an unaudited pro forma condensed consolidated balance sheet as of March 31, 2011, assuming the
Company's StarTrak System, LLC sale was consummated as of that date.

	----------------------------(Dollars in Thousands)------------------------
		Pro		Pro Forma
ASSETS	Alanco	Forma		Consolidated
Current Assets:	(Historical)	Adj		Amounts

Cash	$184	$2,000	(1)	$656
		(670)	(2)
		(228)	(3)
		(330)	(6)
		(300)	(9)
ORBCOMM Common Stock	-	5,464	(1)	5,464
ORBCOMM Common Stock, held in Escrow	-	1,250	(1)	1,250
ORBCOMM Preferred Stock	-	1,835	(1)	-
		(1,835)	(4)
Assets Held for Sale	17,873	(17,833)	(8)	40
Other Current Assets	222	-		222
Total Current Assets	18,279	(10,647)		7,632

TOTAL ASSETS	$18,279	$(10,647)		$7,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses	$602	$-		$602
Dividends Payable	50	(50)	(5)	-
Notes Payable - Current Portion	4,758	(3,900)	(1)	-
		(330)	(6)
		(228)	(3)
		(300)	(9)
Liabilities related to Assets Held for Sale	3,926	(2,506)	(8)	1,420
Total Current Liabilities	9,336	(7,314)		2,022

TOTAL LIABILITIES	9,336	(7,314)		2,022

PREFERRED STOCK - SERIES B CONVERTIBLE	1,184	-		1,184

SHAREHOLDERS' EQUITY
Series D Convertible Preferred Stock	815	(815)	(4)	-
Series E Convertible Preferred Stock	3,165	(2,250)	(1)	-
		(915)	(4)
Class A Common Stock	109,476	(1,588)	(1)	107,888
Accumulated Deficit	(105,697)	18,287	(1)	(103,462)
		50	(5)
		(670)	(2)
		(105)	(4)
		(15,327)	(8)
Total Shareholders' Equity	7,759	(3,333)	(7)	4,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,279	$(10,647)		$7,632

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(1)	Pro forma adjustments to reflect the sale of StarTrak Systems, LLC for consideration totaling $18.287 million, including $2 million cash, $6.714 million in ORBCOMM Common Stock, $1.835 million in ORBCOMM Preferred
Stock, the assumption of $3.9 million in Notes Payable, the surrender of $1.588 million in Alanco Common Stock valued at $1.31 per share and $2.25 million of Series E Preferred Stock held by ORBCOMM.
(2)	To record estimated costs related to the transaction including investment banking costs, legal and bonus incentives.
(3)	To reflect the payoff of an additional $228,000 in notes payable, eliminating the interest bearing debt.
(4)	The entry reflects the retirement of Alanco's remaining preferred stock with similar value of ORBCOMM preferred stock. The Company believes the transaction will facilitate the retirement of the remaining $815,000 of Series D and
$915,000 of Series E Preferred Stock with a combined stated value of $1,835,000 through an exchange with the equal face value of the ORBCOMM preferred stock received in the transaction.
(5)	To eliminate preferred stock dividends at March 31, 2011 consistent with the retirement of the Series D and Series E
Preferred Stock discussed in 4 above.
(6)	To record repayment of an approximate final $330,000 balance under the Anderson Family Trust line of credit agreement.
(7)	Pro forma book value at 3-31-11 of $1.07 is determined by dividing the pro forma shareholder equity by the net common shares outstanding after adjusting for the 1,212,500 treasury shares to be acquired in the transaction, resulting in a pro forma common shares outstanding at March 31, 2011 of 4,139,900.
(8)	Elimination of StarTrak Assets Held for Sale and Liabilities Related to Assets Held for Sale.
(9)	Payment of the $300,000 note payable to ORBCOMM pursuant to the loan agreement for an advance provided to Alanco.

Refer to Note C for detailed information on the balances included in Assets Held for Sale and Liabilities Related to Assets Held for Sale.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Alanco Technologies, Inc. and Subsidiaries
Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
For the Nine Months Ended March 31, 2011

The following represents an unaudited pro forma condensed consolidated statement of operations for the nine months ended March 31, 2011, assuming the sale of StarTrak Systems, LLC was consumated on July 1, 2010.

	----------------------------(Dollars in Thousands)-------------------------
		Pro		Pro Forma
	Alanco	Forma		Consolidated
	(Historical)	Adjustments		Amounts
Sales	$-	$-		$-

Cost of Sales	-	-		-
Corporate expense	1,041	-		1,041
	1,041	-		1,041
Operating Loss	(1,041)	-		(1,041)
Interest Expense, net	(334)	334	(1)	-
Other Income (Expense)	(10)	-		(10)
LOSS FROM CONTINUING OPERATIONS	(1,385)	334		(1,051)
Loss from Discontinued Operations	(1,059)	959	(4)	(100)
NET LOSS	(2,444)	1,293		(1,151)
Preferred Stock Dividends	(239)	154	(2)	(85)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,683)	$1,447		$(1,236)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing Operations	$(0.26)			$(0.26)
Discontinued Operations	$(0.20)			$(0.02)
Preferred Stock Dividends	$(0.04)			$(0.02)
Net Loss Per Share Attributiable to Common Shareholders	$(0.50)			$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	5,352,400	(1,212,500)	(3)	4,139,900

(1)	To reverse interest expense for the period based upon assumption that all interest bearing debt was paid.
(2)	Elimination of dividends for Series E and Series D preferred shares to be retired with ORBCOMM preferred shares received in the transaction. Balance of dividends related to Series B Preferred Stock.
(3)	To adjust for Alanco Common Shares received from ORBCOMM in transaction.
(4) Elimination of Loss from Discontinued Operations related to StarTrak.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Alanco Technologies, Inc. and Subsidiaries
Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
For the Twelve Months Ended June 30, 2010

The following represents an unaudited pro forma condensed consolidated statement of operations for the twelve months ended June 30, 2010, assuming the sale of StarTrak Systems, LLC was consumated on July 1, 2009.

	------------------------------(Dollars in Thousands)--------------------------
			Pro		Pro Forma
	Alanco	StarTrak	Forma		Consolidated
	(Historical)	(Historical)	Adjustments		Amounts
Sales	$14,632	$(14,632)	$-		$-

Cost of Sales	8,664	(8,664)	-		-
Selling, General and Administrative Expense	6,726	(5,780)	-		946
Amortization of Stock Based Compensation	400	(292)	-		108
Depreciation and Amortization	535	(535)	-		-
	16,325	(15,271)	-		1,054
Operating Loss	(1,693)	(639)	-		(1,054)
Interest Expense, net	(862)	-	862	(1)	-
Other Income (Expense)	(4)	-	-		(4)
LOSS FROM CONTINUING OPERATIONS	(2,559)	(639)	862		(1,058)
Loss from Discontinued Operations	(6,569)	-	-		(6,569)
NET LOSS	(9,128)	(639)	862		(7,627)
Preferred Stock Dividends	(385)	-	281	(2)	(104)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,513)	$(639)	$1,143		$(7,731)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing Operations	$(0.60)				$(0.34)
Discontinued Operations	$(1.53)				$(2.13)
Preferred Stock Dividends	$(0.09)				$(0.03)
Net Loss Per Share Attributiable to Common Shareholders	$(2.22)				$(2.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	4,295,100		(1,212,500)	(3)	3,082,600

(1)	To reverse interest expense for the period based upon assumption that all interest bearing debt was paid.
(2)	Elimination of dividends for Series E and Series D preferred shares to be retired with ORBCOMM preferred shares received in the transaction. Balance of dividends related to Series B Preferred Stock.
(3)	To adjust for Alanco Common Shares received from ORBCOMM in the transaction.

Note J – Subsequent Events

The Company and The Anderson Family Trust agreed in April 2011 to amend the Line of Credit Agreement extending the maturity date to May 16, 2011.  The Company is working with the lender and expects reasonable future extension requests to be granted as required to accommodate the sale of StarTrak to ORBCOMM.  For more information see Note G (above) – Line of Credit and Term Loan and the Company’s Form 10-K for the fiscal year ended June 30, 2010.

Subsequent to March 31, 2011, the Company issued 33,200 shares, valued at $37,900, of its Class A Common Stock in payment of Series D Preferred and Series E Preferred Dividends.   26.8% of the shares issued were issued to officers and directors of the Company.

The Company completed the transaction, on May 16, 2011, to sell StarTrak Systems, LLC to ORBCOMM Inc. under terms approximating the transaction disclosures above.  Final accounting will be presented in the Form 10-K for the year ended June 30, 2011.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note K – Liquidity

During the nine months ended March 31, 2011, the Company reported a net loss of approximately $2.4 million. During fiscal year ended June 30, 2010, the Company reported a net loss from continuing operations of approximately $2.6 million.  Although the Company raised additional capital during the current quarter and prior year, the significant losses raise substantial doubt about the ability of the Company to continue as a going concern.  As a result, the Company's independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2010.  During fiscal 2011, the Company expects to sell its remaining operating segment, retire all notes payable, provide its working capital and other cash requirements with its cash and other liquid reserves obtained in the sale and other financing as required.

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

The Company anticipates improved future operating results if a suitable operating merger candidate can be identified and a merger completed, however, actual results may be affected by unfavorable economic conditions and/or a lack of a merger candidate.  If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its business plans and financial condition.  The Condensed Consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ALANCO TECHNOLOGIES, INC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty.  These areas have historically included allowances for doubtful accounts, inventory valuations, carrying value of goodwill and intangible assets, estimated profit and estimated percent complete on uncompleted contracts in process, stock-based compensation, income and expense recognition, income taxes, ongoing litigation, and commitments and contingencies.  Our estimates are based upon historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual amounts may materially differ from these estimates under different assumptions and conditions.

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

Revenue recognition – The Company historically has recognized revenue, net of anticipated returns, at the time products are shipped to customers, or at the time services are provided.  Revenue from material long-term contracts that extend over a reporting period in all business segments are recognized on the percentage-of-completion method for individual contracts, commencing when significant costs are incurred and adequate estimates are verified for substantial portions of the contract to where experience is sufficient to estimate final results with reasonable accuracy.  Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements would result in revisions to cost and income, and are recognized in the period in which the revisions were determined.  Contract costs include all direct materials, subcontracts, labor costs and those direct and indirect costs related to contract performance. General and administrative costs are charged to expense as incurred.  At the time a loss on a contract is known, the entire amount of the estimated ultimate loss is accrued.

Long-lived assets, goodwill and intangible assets – The Company has reviewed carrying values at least annually or whenever events or circumstances indicate the carrying values may not be recoverable through projected cash flows.

Fair value of financial instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature.

Results of Operations

(A)             Three months ended March 31, 2011 versus three months ended March 31, 2010

DISCONTINUED OPERATIONS

Net Sales
Net sales reported by the Wireless Asset Management segment represented the entire reported sales for the quarter ended March 31, 2011, was $4,088,400, an increase of $262,600, or 6.9% over the sales reported for the Wireless Asset Management segment in the same quarter of the previous year.  The RFID Technology and the Data Storage segments

ALANCO TECHNOLOGIES, INC.

were sold prior to the December 31, 2010 and did not contribute to the reported sales for the current quarter.  For the quarter ended March 31, 2010, the RFID Technology segment reported sales of $110,300 and Data Storage reported Sales of $144,600.

Gross Profit
Gross profit from discontinued operations for the quarter ended March 31, 2011 amounted to $1,892,300, an increase of $245,900, or 14.9% compared to $1,646,400 in gross profit reported for the comparable quarter of the prior year.   The gross profit increase was primarily due to a $254,900 increase in gross profit of the Wireless Asset Management segment due to the increased sales and improved gross margins that increased from 42.8% to 46.3%.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses, excluding corporate expense discussed below, for the quarter ended March 31, 2011 were $1,891,500, a decrease of $221,100, or 10.5%, compared to $2,112,600 reported in the comparable quarter of the prior year.  Data Storage and RFID Technology segments, included in the totals, reported SG&A of $470,300 for the quarter ended March 31, 2010, accounting for all of the decrease.  Wireless Asset Management SG&A for the quarter ended March 31, 2011 amounted to $1,891,500, an increase of $249,200, or 15.2%, compared to $1,642,300 reported for the quarter ended March 31, 2010.  The increase in SG&A expense resulted primarily from increases in engineering, customer service and sales expense incurred in anticipation of additional sales growth.

CONTINUING OPERATIONS

Corporate Expense
Corporate expense for the three months ended March 31, 2011 was $262,100, an increase of $35,000, or 15.4%, compared to the $227,100 reported for the three months ended March 31, 2010.  The increase was due primarily to a partial reinstatement of previous payroll reductions that were initiated to reduce overhead costs and conserve cash.

Other Income and Expense
Net interest expense decreased $147,000, or 53%, to $130,400 for the current quarter compared to net interest expense of $277,400 reported in the comparable quarter of the previous year.  The decrease in interest expense resulted from reduced interest rates and reduced borrowing.

Loss from Continuing Operations
Loss from continuing operations for the quarter decreased $113,300, or 22.4% to ($392,600) from ($505,900) in the quarter ended March 31, 2010.  The improvement was due to reductions in interest expense.

Income (Loss) from Discontinued Operations
Income from Discontinued operations for the quarter ended March 31, 2011 was $800, a 100.2%  improvement  when compared to loss reported for the quarter ended March 31, 2010, of ($514,900).  The reduction in loss from discontinued operations was due to the sale of the RFID Technology and Data Storage segments that eliminated the ($510,000) loss from discontinued operations reported for the comparable quarter of the previous year.  The operating income for the Wireless Asset Management segment was $800 compared to a loss of ($4,900) for the quarter ended March 31, 2010.

Dividends
Preferred stock dividend expense for the three months ended March 31, 2011 was $79,400, an increase of $35,800, or 82.1%, compared to the $43,600 in preferred stock dividends recorded in the comparable period of the prior fiscal year. The increase was due to an increase in the average preferred stock outstanding in the current quarter compared to the quarter ended March 31, 2010.

ALANCO TECHNOLOGIES, INC.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the quarter ended March 31, 2011 amounted to ($471,200), or ($.09) per share, a $593,200 reduction when compared to a loss of ($1,064,400), or ($.25) per share, in the comparable quarter of the prior year.  The Company anticipates improved future operating results if a suitable operating merger candidate can be identified and a merger completed, however, actual results may be affected by unfavorable economic conditions and/or a lack of a merger candidate.  If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

(B)           Nine months ended March 31, 2011 versus nine months ended March 31, 2010

DISCONTINUED OPERATIONS

Net Sales
Net sales reported by the Wireless Asset Management segment, representing substantially all the reported sales for the nine months ended March 31, 2011 for discontinued operations, was $11,741,200, an increase of $1,311,200, or 12.6% over Wireless Asset Management segment sales reported for the same period of the prior year of $10,430,000.  The RFID Technology and the Data Storage segments were sold prior to the December 31, 2010 and for the nine month period ended March 31, 2011 reported only $38,700 in sales compared to $1,648,100 reported in the comparable nine months of the prior year.

Gross Profit
Gross profit from discontinued operations for the nine months ended March 31, 2011 amounted to $4,592,100, a decrease of $309,900, or 6.3% compared to $4,902,000 in gross profit reported for the comparable quarter of the prior year.   The Wireless Asset Management portion of the gross profit amounted to $4,578,600, representing an increase of $84,100, or 1.9%, compared to $4,494,500 reported by the Wireless Asset Management segment for the nine months ended March 31, 2010.  The Data Storage and RFID Technology segments reported a significant reduction in gross profit due to the sale of the segments as previously discussed.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses, excluding corporate expense discussed below, for the nine months ended March 31, 2011 were $5,601,000, a decrease of $1,111,100, or 16.6%, compared to $6,712,100 reported in the comparable nine months of the prior year.  Data Storage and RFID Technology segments accounted for all of the decrease reporting SG&A for the nine months ended March 31, 2011 of $113,400, compared to $1,975,200  reported for the comparable period of the prior year.  Wireless Asset Management SG&A for the nine month period ended March 31, 2011 amounted to $5,487,600, an increase of $750,700, or 15.8%, compared to $4,736,900 reported for the nine months ended March 31, 2010.  The increase in SG&A expense resulted primarily from increases in engineering, customer service and sales expense, in anticipation of additional sales growth.

CONTINUING OPERATIONS

Corporate Expense
Corporate expense for the nine months ended March 31, 2011 was $847,400, an increase of $189,700, or 28.8%, compared to the $657,700 reported for the nine months ended March 31, 2010.  The prior year nine months ended March 31, 2010 included activity whereby the Arizona Court of Appeals vacated an award of Attorney’s fees and damages awarded to the Plaintiff in the Arraid Property lawsuit resulting in the reversal of related accruals in the amount of approximately $127,000.  In addition, the current nine month period included approximately $155,000 in stock based compensation that is expected to be paid pursuant to the Alanco 2011 Stock Incentive Plan approved by Alanco shareholders at the Company’s annual meeting held on May 10, 2011.

Amortization of Stock-based compensation reported for the nine months ended March 31, 2011 was $193,400, an increase of $94,000, or 94.6%, compared to $99,400 reported for the nine months ended March 31, 2010.  The increase is the result of the Company’s election to re-price certain employee stock options during the quarter ended September 30, 2010, as

ALANCO TECHNOLOGIES, INC.

described in Note E – Equity, and to expense in the first quarter of the fiscal year the entire $298,400 increase ($189,800 Alanco corporate and $108,600 discontinued operations) in Black-Scholes net value of the re-priced options in the quarter ended September 30, 2010.

Other Income and Expense
Net interest expense decreased $272,900, or 41.5%, to $384,400 for the nine months ended March 31, 2011  compared to net interest expense of $657,300 reported in the comparable period of the previous year.  The decrease in interest expense resulted from reduced interest rates and reduced borrowing.

Loss from Continuing Operations
Loss from continuing operations for the nine month period ended March 31, 2011 increased $17,300, or 1.2% to ($1,435,000) from ($1,417,700) in the comparable period ended March 31, 2010.  The increase in Loss from Continuing Operations was due to the stock-based compensation expense recognized as a result of repricing certain stock options as discussed above.

Loss from Discontinued Operations
Loss from Discontinued operations for the nine months ended March 31, 2011 was ($1,008,900), a 45.7% decrease when compared to loss reported for the comparable period ended March 31, 2010, of ($1,858,800).  The reduction in loss from discontinued operations was due to the sale of the RFID Technology and Data Storage segments reducing the loss from discontinued operations by approximately $1.5 million from the ($1,616,400) reported for the comparable period of the previous year.  The operating loss for the Wireless Asset Management segment, reported as Discontinued Operations, increased to ($909,000), an increase of ($666,600), or 275%, from a operating loss of ($242,400) for the nine months ended March 31, 2010.  The increased loss resulted primarily from a $376,000 increased sales expense and a $194,000 increases in amortization of Stock-based compensation, including the Black-Scholes expense of re-pricing certain employee stock options discuss in Footnote E – Equity that resulted in a charge of $108,600 to the Wireless Asset Management segment.

Dividends
Preferred dividend expense for the nine months ended March 31, 2011 was $239,000, a decrease of $62,800, or 20.8%, compared to the $301,800 in preferred stock dividends recorded in the comparable period of the prior fiscal year. The decrease resulted primarily from a reduction in the Series D Convertible Preferred stock dividend rate from 15% to 5%.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the nine months ended March 31, 2011 amounted to ($2,682,900), or ($.50) per share, a $895,400 reduction when compared to a loss of ($3,578,300), or ($.85) per share, in the comparable period of the prior year.  The Company anticipates improved future operating results if a suitable operating merger candidate can be identified and a merger completed, however, actual results may be affected by unfavorable economic conditions and/or a lack of a merger candidate.  If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its operating results and business conditions.

Liquidity and Capital Resources

The Company’s current assets at March 31, 2011 exceeded current liabilities by $8,942,000, resulting in a current ratio of 1.96 to 1.  The comparable working capital at June 30, 2010 was $9,983,300, reflecting a current ratio of 1.95 to 1.  At both March 31, 2011 and June  30, 2010, all of the Company’s operating segments are presented as Assets Held for Sale and Liabilities related to Assets Held for Sale.

At March 31, 2011 the only operating segment in Assets held for sale was the Wireless Asset Management, which reported accounts receivable of $1,690,000, or 33.1 days sales outstanding, compared to $2,289,000 reported at June 30, 2010, representing 60.1 days sales outstanding.  The improvement was due to more favorable payment terms and an unusually high balance at June 30, 2010 to which the March 31, balance is compared.

ALANCO TECHNOLOGIES, INC.

Inventories for the Wireless Asset Management segment at March 31, 2011 amounted to $2,134,600, an increase of $912,100, or 74.6%, when compared to $1,222,500 at June 30, 2010.  The inventory balance at March 31, 2011 represents an inventory turnover of 4.5 compared to 6.4 as of June 30, 2010. The increase was due to additional inventory purchased for anticipated shipments that were delayed.

At March 31, 2011, the Company had fully drawn available funds under a $4.23 million line of credit agreement.  See Note G - Line of Credit and Term Loan for additional discussion of the existing line of credit agreement.

Cash used in operations for the nine-month period ended March 31, 2011 was $1,106,100, a decrease of $721,100, or 39.5%, when compared to cash used in operations of $1,827,200 for the comparable period ended March 31, 2010.  The decrease in cash used in operating activities during the nine-month period resulted primarily from a decrease in net cash operating loss and a decrease in accounts receivable, offset by an increase in inventory.

During the nine-months ended March 31, 2011, the Company reported cash provided by investing activities of $1,978,500 compared to cash provided by investing activities of $46,300 reported for the same period in the prior fiscal year.  The increase in cash provided by investing activities is the result of proceeds from the sale of net RFID Technology segment assets during the current fiscal year.

Cash used by financing activities for the nine-months ended March 31, 2011 amounted to $721,100 compared to cash provided by financing activities of $1,581,500 for the nine-months ended March 31, 2010, a change of $2,302,600.  The change is primarily from cash used for repayment of borrowings in the current fiscal year.

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

The Company anticipates improved future operating results if a suitable operating merger candidate can be identified and a merger completed, however, actual results may be affected by unfavorable economic conditions and/or a lack of a merger candidate.  If the economic conditions in the United States deteriorate or if a wider global economic slowdown occurs, Alanco may experience a material adverse impact on its business plans and financial condition.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weaknesses previously identified as of June 30, 2010 and the lack of appropriate independent verification supporting the proper disposal of some $415,000 of obsolete inventory, previously reserved, during the quarter ended December 31, 2010.  The inventory was disposed of by a subcontractor at the direction of StarTrak management who had reviewed inventory values in previous periods.  Notwithstanding the existence of the material weaknesses identified as of June 30, 2010 and the additional material weaknesses identified during the quarter ended December 31, 2010, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

• The Company has instituted additional requirements relative to the disposal of obsolete inventory, requiring written management approvals and third party verification of the disposal.  In addition, the Company has developed a separate obsolete inventory policy, discussing inventory turnover requirements and net realizable value calculations that were implemented during the quarter ending March 31, 2011.

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

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the nine month period ended March 31, 2011.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the nine month period ended March 31, 2011 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company’s subsidiary, StarTrak Systems, has recently been made a defendant concerning certain patent infringement claims as follows:

ALANCO TECHNOLOGIES, INC.

Arrivalstar S.A, et all. v. StarTrak Systems, LLC, et al.  Case No.: 4:10-CV-0033.  This action was a patent infringement action venued in the United States District Court for the Northern District of Indiana.  StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued.  However, StarTrak has resolved the action by agreeing to pay $70,000 over a number of monthly payments, thus avoiding substantially greater expenses that would be incurred in defending the action.

Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327.  This action is another patent infringement action venued in the United States District Court for the Eastern District of Texas.  Again, StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued. Similarly, StarTrak is in discussions with the plaintiff in cooperation with other defendants to resolve the matter by paying a sum substantially less than would be incurred in defending the action.   This lawsuit is quite early in the discovery stage and StarTrak’s counsel has not formed an opinion concerning the likely outcome.  However, the Company’s management believes that the suit is without merit and the Company will continue to vigorously defend itself in the matter if it is not soon resolved.

On February 11, 2011, the Company received claims and threatened litigation from Tim Slifkin (“Slifkin”) and Tom Robinson (“Robinson”), a director and executive officer, respectively, (both employees of StarTrak) alleging that the Company had not recorded a total of approximately $630,000 of salaries, finder's fees and commissions allegedly earned by Slifkin and Robinson and payable at December 31, 2010.  In addition, Slifkin and Robinson claimed that upon the completion of future anticipated transactions they will be owed an additional $335,000 each for a total additional liability of $770,000.

    However, in connection with the ORBCOMM acquisition of the StarTrak assets (which was approved by the Company’s shareholders at its annual meeting of shareholders held May 10, 2011), the Company entered into a Settlement Agreement and Mutual Release, signed on February 22, 2011 but not effective until signatures were released on February 24, 2011, with Slifkin and Robinson.  The agreement provides incentive compensation to Slifkin and Robinson in cash and ORBCOMM stock a total of approximately $85,000 each, upon the successful completion of the sale of StarTrak to ORBCOMM, Inc.  In addition, Slifkin and Robinson will receive up to approximately 3.2%, each, of the future potential earn out based upon reported sales for the period March 1, 2011 to February 28, 2012 as discussed in Note I – Sale of StarTrak Systems, LLC, below.

StarTrak has recently been served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No. 3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a lost or stolen trailer containing freight owned by the plaintiffs.  Great American Lines has brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak has tendered its defense in the lawsuit to its insurance company, but counsel has not yet formed an opinion on the likely outcome. However, the Company’s management believes that the suit is without merit and the Company will vigorously defend itself in the matter.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of March 31, 2011 there was no other such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2011, the Company issued 8,500 Shares of Series B Preferred Stock as in-kind dividend payments and a total of 869,000 shares of unregistered Class A Common Stock, including 3,100 shares for services rendered, 1,100 shares issued for payment of notes and interest, 256,200 issued for exercise of warrants, 77,600 shares issued  in payment of Series D and Series E Preferred Stock dividends, 384,300 shares were issued in a private offering, 129,700 shares issued for a conversion of 51,900 shares of Series D Preferred Stock, 15,000 shares issued to convert 10,000 shares of Series E Preferred Stock into common stock and the Company made a 2,000 share adjustment to treasury shares as discussed in Footnote G – Equity.

ALANCO TECHNOLOGIES, INC.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2011 Alanco Technologies, Inc. held its Annual Meeting of Shareholders at the Company’s offices in Scottsdale, Arizona for the purpose of considering four proposals.  The Company’s Definitive Proxy Statement, outlining details of the proposals was filed with the SEC on April 11, 2011.  The following proposals were voted upon by 4,669,047 shares, or 67.6% of the 6,903,954 shares eligible to vote, constituting a quorum.   The final voting results by proposal are listed below.

Proposals 1, 2 and 3 require a majority of shares voted for approval.  The “% For” represents the affirmative votes for the proposal divided by the total number of shares voted.

(1)           ELECTION OF DIRECTORS.

For:	4,120,988	Against:	510,559	Abstain:	37,500	% For:	88.3%

(2)           RATIFICATION OF RE-APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLICACCOUNTING FIRM.

For:	4,616,774	Against:	2,646	Abstain:	49,627	% For:	98.9%

(3)           APPROVAL OF THE ALANCO 2011 STOCK INCENTIVE PLAN.

For:	3,660,817	Against:	1,002,029	Abstain:	6,201	% For:	78.4%

Proposal 4 requires a majority of the 6,903,954 shares eligible to vote.  The “% For” for Proposal 4 represents the affirmative votes for the proposal divided by the total number of shares eligible to vote.

(4)           APPROVAL TO SELL SUBSTANIALLY ALL OF THE ASSETS OF THE COMPANY BY SELLINGSUBSTANTIALLY ALL THE ASSETS OF STARTRAK SYSTEMS, LLC, A WHOLLY OWNEDSUBSIDIARY OF THE COMPANY, TO ORBCOMM INC. PURSUANT TO TERMS AND CONDITIONS OF THE ASSET PURCHASE AGREEMENT AMONG THE COMPANY, STARTRAK AND ORBCOMM.  (This proposal requires 50% approval by the 6,903,954 shares eligible to vote.)

For:	4,637,151	Against:	27,761	Abstain:	4,135	% For:	67.2%

Proposal 1, Election of Directors, resulted in the election of three independent and two non-independent directors and therefore the Company believes it is now in compliance with Nasdaq Rule 5605(b)(1) regarding independent director requirements and is awaiting confirmation from Nasdaq.

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

Date:    May 16, 2011

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

Date:    May 16, 2011

/s/ John A. Carlson
________________________
John A. Carlson
Executive Vice President and Chief Financial Officer

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
Dated:           May 16, 2011

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

/s/ John A. Carlson
John A. Carlson
Chief Financial Officer
Alanco Technologies, Inc.
Dated:           May 16, 2011