Form 10-K
ALANCO TECHNOLOGIES INC
filed 2011-10-13
CIK 98618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
Commission file number 0-9347

     ALANCO TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Arizona                                                        86-0220694
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                     Identification No.)

7950 E. Acoma Dr., Suite 111, Scottsdale, AZ 85260
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
___  Yes   ___ No

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
Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer   (Do not check if a smaller reporting company)   Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
___           Yes             X           No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $5,766,300.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of October 4, 2011 there were 4,974,900 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.   From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; the inability to attract, hire and retain key personnel; failure of an acquired business to further the Company's strategies; the difficulty of integrating an acquired business; unforeseen litigation; unfavorable result of current pending litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders; the ability to maintain satisfactory relationships with current and future suppliers; federal and/or state regulatory and legislative action; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.  New risk factors emerge from time to time and it is not possible  to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Alanco Technologies, Inc. (Stock Symbol: ALAN.OB) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or “Alanco” refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  As discussed below and in footnotes to the Company’s attached consolidated financial statements, at June 30, 2011 the Company was effectively a holding company without operating entities.  The Company had stated in previous filings that its objective was to complete an appropriate merger (possibly a reverse merger) and remain an operating publicly traded company.

In previous SEC filings, Alanco reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  During fiscal year ended June 30, 2009, the Company announced a plan to divest the operations of the Company’s Data Storage segment and reinvest the proceeds in to the remaining operating units.  The divestiture plan was expanded during the quarter ended September 30, 2009 when the Company announced its plan to sell its RFID Technology segment.  Finally, the plan was expanded further when, on February 23, 2011, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Wireless Asset Management segment.  In compliance with the divestiture plan, the Data Storage segment was sold in March 2010 and the RFID Technology segment was sold in August 2010.  The sale of the Wireless Asset Management segment was approved by shareholders at the Company’s annual meeting on May 10, 2011, with the transaction closing approximately one week later.  As a result, as of June 30, 2011 all segment operations had been sold and the segment’s operating results for the fiscal year ended June 30, 2011 were reported as Discontinued Operations.   Prior period activity has been reclassified to report operating segments as discontinued operations and certain balances have been reclassified in the accompanying consolidated financial statements to conform with the current year’s presentation.

RECENT BUSINESS DEVELOPMENTS

Sale of StarTrak Systems, LLC

The operations of StarTrak Systems, LLC (“StarTrak”), a wholly owned subsidiary comprising the Company’s Wireless Asset Management segment, was sold to ORBCOMM Inc. (“ORBCOMM”) effective May 16, 2011.  The transaction, valued at closing at approximately $17.7 million in cash, stock and assumption of debt, was structured as an asset purchase whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.  The transaction was considered the sale of substantially all of the assets of Alanco and accordingly required shareholder approval.  The proposal was approved by shareholders at the annual shareholders meeting held on May 10, 2011 and the transaction closing date was May 16, 2011.   (See Footnote 5 to enclosed consolidated financial statements for additional discussion of the transaction.)

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NASDAQ Delisting Notice

The Company announced on May 20, 2011 that it had received notice from the Staff of The NASDAQ Stock Market LLC (the “Staff”) that following Alanco’s May 16, 2011 sale of its subsidiary, StarTrak Systems, LLC (“StarTrak”), to ORBCOMM Inc. (NASDAQ: ORBC), the Staff had concluded that the Company is no longer eligible for continued listing on The NASDAQ Stock Market.  The Staff made its determination based on the discretionary authority afforded to NASDAQ under Listing Rule 5101.  In reaching its conclusion, the Staff noted that the Company “no longer has any operating business” following the sale of StarTrak.  Therefore, notwithstanding the fact that Alanco meets all quantitative requirements for continued listing, the Staff advised Alanco that it would be subject to delisting unless it requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).  Accordingly, the Company requested a hearing, scheduled by Nasdaq for June 30, 2011, before the Panel.  In accordance with Nasdaq rules, Alanco’s common stock will remain listed on NASDAQ pending the issuance of a decision by the Panel following the hearing.  However, there was no assurance that the Panel would grant Alanco’s request for continued listing following the hearing.

NASDAQ Appeal Ruling

On July 25, 2011, the Company announced that it had received a ruling from The NASDAQ Stock Market that the Company’s appeal to the NASDAQ Listing Qualifications Panel (the “Panel”) had been denied and that trading in the Company’s stock would be suspended on The NASDAQ Stock Market at the open of business on Tuesday, July 26, 2011.  The Company’s common stock is currently traded on the OTC Bulletin Board (OTCBB), and on the OTCQB™ Market, with quotes available on www.OTCBB.com and www.OTCMarkets.com, respectively.

The NASDAQ trading suspension is based upon NASDAQ Listing Rule 5101, which grants “broad discretionary authority to deny continued listing of the Company’s stock in order to maintain the public’s confidence in The NASDAQ Stock Market.”  The NASDAQ staff determined that upon the Company’s sale of its StarTrak Systems subsidiary, on May 16, 2011, Alanco had become a non-operating entity under NASDAQ policy.

Definitive Merger Agreement with YuuZoo Corporation

Alanco announced on June 29, 2011 that it executed a definitive agreement to merge with YuuZoo Corporation (www.yuuzoo.com), a global provider of mobile targeted social networks, targeted advertising and mobile payment systems.  The agreement was terminated on September 20, 2011 due to market conditions and our inability to complete due diligence.

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

We may not be able to finalize a business combination.   We are continuing our investigation of various possible business combinations.  However, there is no assurance that we will be able to arrange or consummate a successful business combination which would allow us to continue as a going concern.

The loss of key personnel would have a negative impact on our business and business combination objectives.  Our strategy is reliant on key personnel who understand the merger and acquisition process.  We have certain incentives to retain key personnel, but have no assurance that such personnel will remain with the Company on a long-term basis.  The loss of the services of those key personnel could have an adverse effect on the business, operating results and financial condition of our company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Worsening general economic conditions may negatively affect our ability to complete an acceptable business combination and declining stock prices may negatively affect the value of our marketable securities.  Previous deterioration in general economic conditions resulted in reduced valuations and a decline in  merger and acquisition activities.

Acts of domestic terrorism and war have impacted general economic conditions and may impact our ability to complete a business combination or our ability to operate profitably.  On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C.  On October 7, 2001, the United States launched military actions on Afghanistan, and in 2003 launched military attacks on Iraq with ongoing operations in both areas.  As a result of those terrorist acts and military actions, there has been a disruption in general economic activity.  There may be other consequences resulting from those acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate.  These terrorist acts and acts of war may continue to impact the economy, and in turn, impact our ability to consummate a business combination and may reduce the demand for the products and services produced by the resultant business, which would harm our ability to make a profit.

The Company may not have sufficient capital to meet the liquidity needs to consummate a business combination  with an acceptable candidate or otherwise pursue its business plan; and there is no assurance that additional capital can be obtained through the sale of stock or additional financing.  Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, we believe that, based on our fiscal 2011 operating plan, cash flow and additional funding sources will be adequate to meet our anticipated future requirements for working capital expenditures and scheduled lease payments.  We will need to materially reduce expenses, or raise additional funds through public or private debt or equity financing, or both, if the revenue and cash flow elements of our 2011 operating plan are not met.  If we need to seek additional financing to meet working capital requirements, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our business, operating results, financial condition and ability to continue operations will be materially adversely affected.

The majority of our assets are invested in ORBCOMM Inc. Common Stock (NASDAQ: ORBC) Common Stock. Because the consideration we received from ORBCOMM for substantially all of the assets of our subsidiary, StarTrak Systems, LLC, consists of ORBCOMM Common Stock, such stock remains our primary asset.  Our agreement with ORBCOMM prevents us from liquidating the ORBCOMM stock at a rate in excess of 12.5% of such stock per month for the one-year period following the closing of sale of the StarTrak transaction.  Also, we anticipate selling such stock over a period of time to maximize our return.  As long as the ORBCOMM Common Stock constitutes a substantial portion of our assets, fluctuations in the market price of such stock may significantly affect our value.

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

The loss of key corporate executives would have a negative effect on our Company.  Our performance is substantially dependent on the services and performance of our executive officers and key employees.  The loss of the services of any of our executive officers or key employees could have a material adverse effect on our business, operating results and financial condition due to their extensive specific knowledge and comprehensive operating plans for the Company.  Irrespective of any acquired business operations, our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel.  At June 30, 2011, none of our executive officers are bound by an employment agreement, and none are covered by key-man insurance.

We may not be able to regain our NASDAQ listing. Effective July 26, 2011, trading of our Class A Common Stock on the NASDAQ Stock Market was suspended because we do not currently have an operating business.  While our business plan is to acquire an operating business, by merger or otherwise, there can be no assurance that we will be able to acquire another operating business, or that we will be able to re-list on NASDAQ or any other exchange, and our stock may continue to be traded on the over the counter bulletin board market.

The Company does not anticipate payment of dividends on Common Stock.  We do not anticipate that we will pay cash dividends on our Class A Common Stock in the foreseeable future.  The payment of dividends by us will depend on our earnings, financial condition, and such other factors, as our Board of Directors may consider relevant.  We currently plan to retain earnings, if any, to provide for the development of our business.

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

The market price of Alanco Class A Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

1.    actual or anticipated fluctuations in our operating results;

2.    the loss of key management or technical personnel;

3.    the outcome of any current or future litigation;

4.    changes in our financial estimates by securities analysts;

5.    broad market fluctuations;

6.    recovery from natural disasters;and

7.    economic conditions in the United States or abroad.

Additional Risks if a Business Combination is Consummated

A business combination may be highly dilutive to our existing stockholders.  As a result of a business combination transaction, we may issue a substantial number of shares of our common stock and we may experience a change in control, resulting in substantial dilution to our existing shareholders.

Some of the combined company's executive officers or shareholders may collectively beneficially own a majority of the outstanding common stock of the combined company following a business combination, and would then be able to control or exercise significant influence over the outcome of matters to be voted on by the combined company's stockholders.  Immediately following a business combination a limited number of persons or entities may collectively beneficially own a significant block of the outstanding common stock of the combined company. Accordingly, such persons or entities may be able to control or exercise significant influence with respect to the election of directors, offers to acquire the combined company and other matters submitted to a vote of the combined company's stockholders.

The combined company may be unable to attract and retain, or have access to, qualified personnel in the markets the combined company would serve, which could adversely affect its results of operations by impairing its ability to grow and provide competitive services.  The combined company’s ability to provide its customers with competitive services and grow partially depends on its ability to attract and retain highly motivated people with the skills to serve its customers in a cost effective way. If the combined company is unable to hire or otherwise obtain cost-effective access to skilled personnel in its markets, its operations may suffer. In addition, the combined company will be subject to the risk of management and employee disruption associated with the business combination transaction, including the risk that key technical, marketing and management personnel might not remain employed by the combined company through the consummation of the business combination transaction.

The market price for the combined company's common stock may be highly volatile after the business combination transaction, which could impair the value of the combined company's common stock and result in litigation against the combined company. The price of the combined company's common stock could further decline due to the impact of any of the following factors:

•	failure to meet its sales goals or operating budget;

•	decline in demand for its common stock;

•	revenues and operating results failing to meet expectations of securities analysts or investors in any quarter;

•	downward revisions in operating performance estimates or changes in general market conditions;

•	technological innovations by competitors or in competing technologies;

•	investor perception of its industry or prospects; or

•	general economic trends.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Market fluctuations are often unrelated to operating performance and therefore are beyond our control. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. The combined company may become the target of similar litigation, which could result in substantial costs and divert management's attention and resources.

Resales by the business combinations candidate’s stockholders of shares issued to them in any business combination transaction or by stockholders who purchase securities in new financings may depress the market price of the combined company's common stock.  While the combined company may not be required to register for public resale the shares of common stock issued in a business combination transaction, such shares will become salable under Rule 144 under the Securities Act of 1933. Future resales of these shares of common stock, or the perception that such sales could occur, could adversely affect the market price of the combined company's common stock. We cannot assure you as to when, and how many of, those shares will be resold and the effect those sales may have on the market price of the combined company's common stock.

The costs and effects of litigation, investigations or similar matters could adversely affect the combined company's financial position and results of operations.  The combined company may be involved from time to time in a variety of litigation, investigations or similar matters arising out of its business. The combined company's insurance may not cover all claims that may be asserted against it, and any claims asserted against them, regardless of merit or eventual outcome, may harm the combined company's reputation. If the ultimate judgments or settlements in any litigation or investigation significantly exceed insurance coverage, they could adversely affect the combined company's financial position and results of operations. In addition, the combined company may be unable to obtain appropriate types or levels of insurance in the future.

Additional Risks Because a Business Combination May Result in a Corporation Becoming Public Through a “Reverse Merger” Process.

Because a business combination candidate may become public by means of a "reverse merger," the combined company may not be able to attract the attention of major brokerage firms.  Additional risks may exist since the business combination candidate may become public through a "reverse merger" with us. Securities analysts of major brokerage firms may not provide coverage of such a combined company. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of such a combined company in the future.

The business combination transaction may involve a reverse merger of a non-public company into us and the management of such non-public company may become the management of the combined company. As a result, there is no history of compliance with United States securities laws and accounting rules by the management of the combined company.  The combined company management may have no experience in managing and operating a United States public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect the combined company’s business, results of operations and financial condition.

Additional Risks if a Business Combination Transaction Is Not Consummated

We have limited cash resources available to continue our operations and our efforts to consummate a business combination transaction. Accordingly, if we are unable to timely consummate a business combination transaction or raise needed capital in the future, we may be unable to fund operating cash shortfalls.  We have limited cash resources, and these resources may diminish in the future. Our future capital requirements will depend upon many factors, including our consummation of an appropriate business combination transaction, and the development of new business opportunities, future strategic mergers and/or acquisitions. As of June 30, 2011, we had approximately $783,000 of cash and cash equivalents and $6.6 million of investment assets. Our total cash "burn” rate is estimated to be approximately $70,000 per month.

We have incurred and expect to continue to incur significant costs in connection with the consummation of a business combination transaction.  We do not have any debt instruments in place that we could use for future borrowings. Thus, if a business combination transaction is not timely consummated, we may be forced to seek additional capital in order to continue our operations. There is no assurance that such additional capital will be available. We could find it necessary to pursue a plan of complete liquidation and dissolution. In that event, we would incur additional costs related to the disposal of our remaining assets, which would reduce or eliminate the cash available for distribution.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Alanco moved its corporate offices on July 8, 2011 to 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, into an approximately 1,500 square foot facility.  The new facility is under a thirteen month lease of $1,471 per month (including rental tax) that expires on July 31, 2012.

At June 30, 2011, the Company’s corporate office was located in an approximate 2,000 square foot facility in Scottsdale, Arizona.  The space had been part of an approximately 9,800 square foot facility previously leased by Alanco/TSI PRISM, Inc. (“TSI”) under a multiyear lease that expired on July 31, 2011.  The TSI lease had been effectively terminated by the sale of TSI assets to Black Creek Integrated Systems Corp. in August 2010.  Subsequent to that sale, the landlord entered into a new lease with Black Creek and at June 30, 2011, Alanco was using approximately 2,000 square feet under a month to month lease.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings - The Company’s subsidiary, StarTrak Systems, has been made a defendant concerning certain patent infringement claims as follows:

Arrivalstar S.A., et all. v. StarTrak Systems, LLC, et al.  Case No.: 4:10-CV-0033.  This action was a patent infringement action venued in the United States District Court for the Northern District of Indiana.  StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued.  However, StarTrak has resolved the action by agreeing to pay $70,000 for fourteen monthly payments of $5,000 each, thus avoiding substantially greater expenses that would be incurred in defending the action.  This liability has been assumed by ORBCOMM.

Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327.  This action is another patent infringement action venued in the United States District Court for the Eastern District of Texas.  Again, StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued. Similarly, StarTrak has resolved the action by agreeing to pay $77,500, with a like amount to be paid by ORBCOMM, thus avoiding substantially greater expenses that would be incurred in defending the action.  See Note 5 – Sale of Operating Segments in the consolidated financial statements for additional discussion on escrow accounts.

StarTrak has been served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No. 3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a stolen trailer containing freight owned by the plaintiffs resulting in a cargo loss estimated by Great American Lines at $8.8 million.  Great American Lines has brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak has tendered its defense in the lawsuit to its insurance company, which has accepted defense of the action under a reservation of rights declaration. The Company’s management believes that the suit is without merit and the Company will vigorously defend itself in the matter.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of June 30, 2011 there was no other such litigation pending deemed material by the Company.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Proposal 1, Election of Directors, resulted in the election of three independent and two non-independent directors. Proposals 2 and 3 require a majority of shares voted for approval.  The “% For” represents the affirmative votes for the proposal divided by the total number of shares voted.

(1)           ELECTION OF DIRECTORS.

For:	4,120,988	Against:	510,559	Abstain:	37,500	% For:	88.3%

(2)	RATIFICATION OF RE-APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

For:	4,616,774	Against:	2,646	Abstain:	49,627	% For:	98.9%

(3)           APPROVAL OF THE ALANCO 2011 STOCK INCENTIVE PLAN.

For:	3,660,817	Against:	1,002,029	Abstain:	6,201	% For:	78.4%

Proposal 4 below, requires a majority of the 6,903,954 shares eligible to vote.  The “% For” for Proposal 4 represents the affirmative votes for the proposal divided by the total number of shares eligible to vote.

(4)
APPROVAL TO SELL SUBSTANIALLY ALL OF THE ASSETS OF THE COMPANY BY SELLING SUBSTANTIALLY ALL THE ASSETS OF STARTRAK SYSTEMS, LLC, A WHOLLY OWNED SUBSIDIARY OF THE COMPANY, TO ORBCOMM INC. PURSUANT TO TERMS AND CONDITIONS OF THE ASSET PURCHASE AGREEMENT AMONG THE COMPANY, STARTRAK, AND ORBCOMM  (This proposal requires 50% approval by the 6,903,954 shares eligible to vote.)

For:	4,637,151	Against:	27,761	Abstain:	4,135	% For:	67.2%

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Alanco's common stock is traded on the OTC bulletin board market under the stock symbol “ALAN.OB”.

The following table sets forth high and low sale prices adjusted for the reverse stock split for each fiscal quarter for the last two fiscal years.  Such quotations represent inter-dealer prices without retail mark-ups, markdowns, or commissions, as reported when the Company traded on the NASDAQ Stock Market and, accordingly, may not represent actual transactions.

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High	Low

September 30	$2.00	$1.12	$ 4.58	$2.80
December 31	$2.43	$1.30	$5.12	$2.24
March 31	$1.98	$0.96	$2.96	$1.84
June 30	$2.95	$0.97	$ 4.72	$1.60

As of June 30, 2011 and 2010 Alanco had approximately 400 holders of record of its Class A Common Stock.  This does not include beneficial owners holding shares in street name.

The Company issued a total of 1,421,300 shares of its Class A Common Stock during fiscal year ended June 30, 2011.   Of those shares, 466,900 shares were issued in connection with the exercise of employee stock options and warrants, 110,800 were issued as payment of Stock dividends, 298,400 were issued in payment of previously expensed and deferred compensation to certain officers and directors, 144,700 were issued in conversion of preferred stock to common, 386,300 were issued in private offerings to accredited investors, 13,100 shares were issued for services and 1,100 shares were issued as principal and interest on notes.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
Alanco has paid no Common Stock cash dividends and has no current plans to do so.  Holders of Series B Convertible Preferred Stock received “paid-in-kind” dividends during fiscal year ended June 30, 2011 of 11,400 shares, valued at $114,800.  Holders of Series D and Series E Convertible Preferred Stock received, in addition to the 110,800 shares of common stock discussed above, cash dividends of $51,700 for the fiscal year ended June 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

The Company refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  As discussed below and in footnotes to the Company’s attached consolidated financial statements, at June 30, 2011 the Company was effectively a holding company without operating entities.  The Company had stated in previous filings that its objective was to complete an appropriate merger (possibly a reverse merger) and remain an operating publicly traded company.

In previous SEC filings, Alanco reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  During fiscal year ended June 30, 2009, the Company announced a plan to divest the operations of the Company’s Data Storage segment and reinvest the proceeds in to the remaining operating units.  The divestiture plan was expanded during the quarter ended September 30, 2009 when the Company announced its plan to sell its RFID Technology segment.  Finally, the plan was expanded further when, on February 23, 2011, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Wireless Asset Management segment.  In compliance with the divestiture plan, the Data Storage segment was sold in March 2010 and the RFID Technology segment was sold in August 2010.  The sale of the Wireless Asset Management segment was approved by shareholders at the Company’s annual meeting on May 10, 2011, with the transaction closing approximately one week later.  As a result, as of June 30, 2011 all segment operations had been sold and the segment’s operating results for the fiscal year ended June 30, 2011 were reported as Discontinued Operations.   Prior period activity has been reclassified to report operating segments as discontinued operations and certain balances have been reclassified in the accompanying consolidated financial statements to conform with the current year’s presentation.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning classification and valuation of investments, valuation of contingent and non-cash consideration received in the sale of the Wireless Asset Management segment, the estimated fair value of stock based compensation, expense recognition, realization of deferred tax assets and accruals and contingencies.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.

These policies include, but are not limited to, the reclassification and valuation of marketable securities and fair value of financial instruments.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

In compliance with the Company’s previously announced divestiture plan and in accordance with accounting principles generally accepted in the United States of America, the Company is not reporting operating revenues for fiscal years ended June 30, 2011 and 2010 because, as of June 30, 2011 all business segments had been sold.  Fiscal years ended June 30, 2011 and 2010 operating results for the business segments are reported as Discontinued Operations.

Operating Expense
Operating expense for the twelve months ended June 30, 2011 was $1,179,800, an increase of $233,500, or 24.7%, compared to the $946,300 reported for the twelve months ended June 30, 2010.  The increase was due to increases in salary compensation and increases in stock based compensation related to the repricing in fiscal year 2011 of certain stock options.  The Company had reduced executive salary levels during fiscal year 2010 to conserve cash and had reinstated the original compensation levels on July 1, 2010 under the agreement that the salary increases would be deferred until Company shareholders had an opportunity to approve the 2011 Stock Incentive Plan.  That plan would allow the deferred amounts to be paid in Class A Common Stock of the Company.  The 2011 Stock Incentive Plan was approved by the shareholders at the Annual Meeting of Shareholders on May 10, 2011 with the stock payments completed by June 30, 2011.  Amortization of stock-based compensation (Black Scholes value of granted and repriced stock options) increased $91,600, or 84.4%, to $200,100, compared to $108,500 reported for the previous year due to the re-pricing of certain stock options in September 2010.  Depreciation expense was $1,000 in fiscal 2011 compared to $800 in fiscal 2010.

Other Income and Expense
Net interest expense decreased $412,200, or 47.8%, to $450,100 for the twelve months ended June 30, 2011 compared to net interest expense of $862,300 for the twelve months ended June 30, 2010.  The decrease in interest expense resulted from reductions in average interest rates paid and average borrowing during the year.

Loss from Continuing Operations
Loss from continuing operations for the twelve months ended June 30, 2011 was ($1,839,500), a 4.3%, or $81,900 improvement when compared to the loss of ($1,921,400) for the twelve months ended June 30, 2010.  The improvement was due to decreases in interest expense of $412,200 offset by increases in operating loss.

Discontinued Operations
Total Consolidated Income from Discontinued Operations for the twelve months ended June 30, 2011 was $1,781,700 compared to a loss of ($7,206,000) for the twelve months ended June 30, 2010, an improvement of $8,987,700.  $6,320,900 of the improvement resulted from reduced losses in discontinued operations, reporting a consolidated loss of ($885,100) in the current fiscal year compared to a loss of ($7,206,000), including ($4,873,700) of goodwill impairment charges, reported for the prior fiscal year ended June 30, 2010;  $1,294,000 of the improvement was due to a gain on sale of Assets Held for Sale reported for year ended June 30, 2011, compared to zero reported on Sale of Assets Held for Sale in the prior year; and finally, $1,372,800 of the improvement resulted from the income recognized on dissolution of Alanco/TSI PRISM, Inc. (“TSI”), previously classified as discontinued operations.  The assets of TSI were sold in a transaction discussed in the attached audited financial statements with proceeds of the sale going to secured lenders; therefore, TSI does not have assets available to satisfy the $1,372,800 in recorded liabilities at time of dissolution of the subsidiary.  The stock of the subsidiary was sold in June 2011 to an independent third party for an immaterial amount.  Given these facts and circumstances and discussion with legal counsel, Alanco believes that it has no exposure to these liabilities.  See Note 5 – Sale of Operating Segments for additional discussion of the sale of segment operations.

The following table is a summary of the results of discontinued operations and other financial information by major segment:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

DISCONTINUED OPERATIONS

	Wireless
	Asset	RFID	Data
	Management	Technology	Storage	Total
Fiscal year 2011
Sales	$13,740,800	$38,700	$-	$13,779,500
Cost of Goods Sold	8,174,300	25,200	-	8,199,500
Gross Profit	5,566,500	13,500	-	5,580,000

Gross Margin	40.5%	34.9%	n/a	40.5%

Selling, General & Administrative	5,672,900	7,100	99,800	5,779,800
Stock Based Compensation Expense	220,700	3,000	-	223,700
Depreciation and Amortization	458,200	3,400	-	461,600
Total Selling, General & Administrative	6,351,800	13,500	99,800	6,465,100
Operating Income (Loss)	$(785,300)	$-	$(99,800)	$(885,100)

Capital Expenditures	$151,400	$-	$-	$151,400

Fiscal year 2010
Sales	$14,632,400	$829,400	$974,100	$16,435,900
Cost of Goods Sold	9,275,600	756,300	653,100	10,685,000
Gross Profit	5,356,800	73,100	321,000	5,750,900

Gross Margin	36.6%	8.8%	33.0%	35.0%

Selling, General & Administrative	5,168,300	1,574,900	388,600	7,131,800
Stock Based Compensation Expense	291,800	35,700	3,600	331,100
Impairment Charge	-	4,500,000	373,700	4,873,700
Depreciation and Amortization	534,100	68,000	18,200	620,300
Total Selling, General & Administrative	5,994,200	6,178,600	784,100	12,956,900
Operating Loss	$(637,400)	$(6,105,500)	$(463,100)	$(7,206,000)

Capital Expenditures	$16,800	$16,100	$4,300	$37,200

Discontinued Operations Net Sales
Net sales reported by the Wireless Asset Management segment through May 16, 2011 of $13,740,800, represented most of the consolidated reported sales for fiscal year ended  June 30, 2011 for discontinued operations.  The $13,740,800 reported sales for the ten and one half months ended May 16, 2011 was a decrease of $891,600, or 6.1%, when compared to Wireless Asset Management segment sales reported for the entire twelve months ended June 30, 2010 of $14,632,400; however, comparing the average monthly net sales in fiscal 2011 to fiscal 2010, average monthly net sales actually increased by approximately $90,000, or 7.4%, over the average monthly sales for fiscal year ended June 30, 2010.  The Data Storage segment was sold in March of fiscal 2010 and therefore had no reported revenues for fiscal 2011.  The RFID Technology segment was sold in August 2010 and for fiscal year ended June 30, 2011 reported only $38,700 in sales compared to $829,400 reported in the comparable twelve months of the prior fiscal year.

Discontinued Operations Gross Profit
Consolidated gross profit from discontinued operations for the year ended June 30, 2011 amounted to $5,580,000, a decrease of $170,900, or 3.0%, compared to $5,750,900 in gross profit reported for fiscal year 2010.  The Wireless Asset Management portion of the gross profit amounted to $5,566,500, representing an increase of $209,700, or 3.9%, compared to $5,356,800 reported for the year ended June 30, 2010.  The increase in Wireless Asset Management portion of gross profit reflects improved gross margins realized during the ten and one half months reporting period in fiscal 2011 compared to gross margins realized for the twelve month reporting period in the prior fiscal year.  The net decrease in gross profit was due to the sale of the RFID Technology segment in early fiscal year 2011 and the Data Storage segment in fiscal year 2010 as previously discussed.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Discontinued Operations Selling, General & Administrative Expense
Wireless Asset Management segment reported total selling, general, and administrative (“SG&A”) expenses, of $6,351,800, an increase of $357,600, or 6.0%, compared to $5,994,200 reported for the prior year.  The increase was primarily due to higher selling and engineering costs compared to the prior year.  SG&A comparisons for the RFID and Data Storage segments are not relevant due their previous discussed segment sales.

The Company recorded, during fiscal year ended June 30, 2010, an impairment charge of $4.5 million against the goodwill value of the RFID Technology segment in recognition of reduced value substantiated by the terms of the August 2010 sale of the RFID Technology segment.  The Data Storage segment also recorded a $373,700 impairment charge against Data Storage segment goodwill in fiscal year 2010 in recognition of reduced segment values.

Net Loss
Net loss for the year ended June 30, 2011 was ($57,800) compared to a loss of ($9,127,400).  The $9,069,600 improvement resulted from improvements in discontinued operations as discussed above.

Dividends
Preferred stock dividend expense for the twelve months ended June 30, 2011 was $268,700, a decrease of $116,600, or 30.3%, compared to the $385,300 in preferred stock dividends recorded in the twelve months ended June 30, 2010.  The decrease was due to the conversion of convertible preferred shares into Class A Common Shares, the acquisition and retirement of 500,000 shares of Series E Convertible Preferred Shares from ORBCOMM who submitted the shares as additional consideration in the purchase of StarTrak and the retirement of preferred stock outstanding through an exchange offer whereby the Company exchanged the remaining Series D and Series E convertible Preferred Stock for ORBCOMM Series A preferred stock acquired in the sale of StarTrak to ORBCOMM.  At June 30, 2011, no Series D and Series E preferred stock remained outstanding.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the twelve months ended June 30, 2011 amounted to ($326,500), or ($.06) per share, an improvement of $9,186,200 when compared to a loss of ($9,512,700), or ($2.22) per share, reported in the twelve months ended June 30, 2010.  The improvement is reflective of the Company’s divestiture plan resulting in the sale of its RFID Technology and Wireless Asset Management segments during the current fiscal year.

Other Comprehensive Income
The Company reported market value gain on securities held during the twelve months ended June 30, 2011 of $466,500.  The marketable securities consisted of ORBCOMM (NASDAQ: ORBC) Common Stock that the Company received in the sale of the assets of its StarTrak subsidiary to ORBCOMM.  The amount represents the increase in market value between the closing of the May 16, 2011 sale transaction of $2.91 per share and the $3.13 per share market value at June 30, 2011.

Liquidity and Capital Resources

The Company’s current assets exceeded its current liabilities by $7,028,400 at June 30, 2011, representing a current ratio of 13.1 to 1.  At June 30, 2010 the Company's current assets exceeded current liabilities by $9,983,300 and reflected a current ratio of 1.95 to 1.  The improvement in current ratio at June 30, 2011 versus June 30, 2010 resulted from the assets received and debt paid in the Company’s sale of its StarTrak Systems, LLC subsidiary to ORBCOMM Inc.

Net cash used in continuing operations for the fiscal year ended June 30, 2011 was ($1,386,500) compared with net cash used in operating activities for the prior fiscal year of ($3,686,700).  The decrease of $2,300,200 resulted from a significant reduction in loss from discontinued operations in fiscal year ended June 30, 2011 compared to the prior fiscal year.  See below for management's discussion of major items affecting the Consolidated Statement of Cash Flows.

Consolidated accounts receivable at June 30, 2011 was $149,900 compared to no accounts receivable at June 30, 2010 and represents amounts due the Company related to the sale of its StarTrak Systems, LLC subsidiary.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Net cash provided from investing activities during the current year was $3,026,600, an increase of $3,002,300 compared to net cash provided in investing activities in fiscal 2010 of $24,300.   The current year increase was due primarily to the sale of the Company’s Wireless Asset Management and RFID Technology segments.

Net cash used in financing activities during fiscal year ended June 30, 2011 amounted to ($1,257,400), a decrease of $4,906,800 compared to net cash provided by financing activities of $3,649,400 for the fiscal year ended June 30, 2010.  During fiscal year 2010, the Company raised over $3.1 million through the sale of preferred stock.  During the current fiscal year ended June 30, 2011, the Company repaid net borrowings by $2,427,900 compared to increase in net borrowing for the year ended June 30, 2010 of $264,400.

At June 30, 2011, the Company reported approximately $6.6 million in ORBCOMM Inc. (NASDAQ:  ORBC) Common Stock which it received as part of the Company’s sale of its StarTrak Systems, LLC subsidiary in May 2011.  See Note 6 – Marketable Securities – Restricted to the consolidated financial statements for additional discussion on the ORBCOMM investment.

Although management cannot assure that a future operation will be acquired, or that it will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, operating projections, and working capital will provide adequate capital resources to maintain operations as they currently exist for the next year.  If additional working capital is required during fiscal 2012 due to an acquisition or merger and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.  Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
Consolidated Balance Sheets As of June 30, 2011 and 2010. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Consolidated Statements of Operations For the Years Ended June 30, 2011 and 2010. . . . . . . . . . . . . . . . . . . . . . . . .	17
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended June 30, 2011 and 2010. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Consolidated Statement of Changes in Shareholders' Equity
For the Years Ended June 30, 2011 and 2010. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Consolidated Statements of Cash Flows For the Years Ended June 30, 2011 and 2010. . . . . . . . . . . . . . . . . . . . . . . . .	20
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2011 and 2010 and the results of its operations, comprehensive income (loss), changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
October 12, 2011

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

ASSETS	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$783,200	$152,100
Accounts receivable, net	149,900	-
Marketable securities - restricted	6,637,100	-
Assets held for sale	-	20,243,200
Prepaid expenses and other current assets	39,500	100,000
Total current assets	7,609,700	20,495,300

FURNITURE AND OFFICE EQUIPMENT, NET	6,700	900

TOTAL ASSETS	$7,616,400	$20,496,200

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$553,300	$581,700
Dividends payable	-	56,400
Notes payable, current	28,000	6,328,000
Liabilities related to assets held for sale	-	3,545,900
Total current liabilities	581,300	10,512,000

LONG-TERM LIABILITIES	-	-
TOTAL LIABILITIES	581,300	10,512,000

Preferred Stock - Series B Convertible - 500,000 shares authorized, 122,600 and
111,200 issued and outstanding at June 30, 2011 and 2010, respectively	1,213,300	1,098,500

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred Stock - Series D Convertible, 500,000 shares authorized, none and 134,200	-	1,333,800
shares issued and outstanding at June 30, 2011 and 2010, respectively
Preferred Stock - Series E Convertible - 750,000 shares authorized, none and 735,000
shares issued and outstanding at June 30, 2011 and 2010, respectively	-	3,210,900
Common Stock
Class A - 75,000,000 no par shares authorized, 4,874,100 and 4,665,500 shares issued
and outstanding at June 30, 2011 and 2010, respectively	108,696,500	107,355,700
Class B - 25,000,000 no par shares authorized and 0 shares issued and outstanding	-	-
Accumulated Other Comprehensive Income	466,500	-
Accumulated Deficit	(103,341,200)	(103,014,700)
Total shareholders' equity	5,821,800	8,885,700

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$7,616,400	$20,496,200

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2011	2010
NET SALES	$-	$-

Cost of goods sold	-	-

GROSS PROFIT	-	-

Corporate expense	1,179,800	946,300
Amortization of stock-based compensation	200,100	108,500
Depreciation and amortization	1,000	800
OPERATING LOSS	(1,380,900)	(1,055,600)

OTHER INCOME & EXPENSES
Interest expense, net	(450,100)	(862,300)
Other income (expense), net	(8,500)	(3,500)
LOSS FROM CONTINUING OPERATIONS	(1,839,500)	(1,921,400)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(885,100)	(7,206,000)
Gain on sale of assets held for sale	1,294,000	-
Income recognized on dissolution of subsidiary	1,372,800	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,781,700	(7,206,000)

NET LOSS	(57,800)	(9,127,400)
Preferred stock dividends	(268,700)	(385,300)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(326,500)	$(9,512,700)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.35)	$(0.45)
Discontinued operations	$0.34	$(1.68)
Net loss	$(0.01)	$(2.13)
Preferred stock dividends	$(0.05)	$(0.09)
Net loss attributable to common stockholders	$(0.06)	$(2.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,269,000	4,295,100

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30,

	2011	2010

Net Loss	$(57,800)	$(9,127,400)

Gross Unrealized Gain on Marketable Securities, Net of Tax	466,500	-

Comprehensive Income (Loss)	$408,700	$(9,127,400)

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

			CONVERTIBLE		CONVERTIBLE		ACCUMULATED
			PREFERRED STOCK		PREFERRED STOCK		OTHER
	COMMON STOCK		SERIES D		SERIES E		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2009	4,056,000	$105,570,200	285,500	$2,847,700	15,000	$67,500	$-	$(93,502,000)	$14,983,400
Shares issued for services	8,700	25,700	-	-	-	-	-	-	25,700
Shares issued for payment on notes	376,900	937,300	-	-	-	-	-	-	937,300
Private Offerings, net	178,400	301,600	-	(1,300)	720,000	3,143,400	-	-	3,443,700
Value of stock based compensation	-	439,500	-	-	-	-	-	-	439,500
Preferred Dividend, Series B, paid in kind	-	-	-	-	-	-	-	(104,000)	(104,000)
Series D Preferred Stock, converted to debt	-	-	(169,100)	(1,691,100)	-	-	-	-	(1,691,100)
Preferred Dividends, Series D, paid or accrued	45,500	122,100	17,800	178,500	-	-	-	(210,900)	89,700
Preferred Dividends, Series E, paid or accrued	-	-	-	-	-	-	-	(70,400)	(70,400)
NASDAQ listing of additional shares fee	-	(40,700)	-	-	-	-	-	-	(40,700)
Net loss	-	-	-	-	-	-	-	(9,127,400)	(9,127,400)
Balances, June 30, 2010	4,665,500	$107,355,700	134,200	$1,333,800	735,000	$3,210,900	$-	$(103,014,700)	$8,885,700
Shares issued for services	13,100	15,000	-	-	-	-	-	-	15,000
Shares isued for payment on notes and interest	1,100	2,100	-	-	-	-	-	-	2,100
Private Offerings, net	386,300	642,400	-	-	-	-	-	-	642,400
Value of stock based compensation	-	423,800	-	-	-	-	-	-	423,800
Shares issued for exercise of warrants and options	466,900	620,800	-	-	-	-	-	-	620,800
Shares issued for compensation	298,400	296,800	-	-	-	-	-	-	296,800
Conversion of Series D Preferred Stock to common	129,700	518,900	(51,900)	(518,900)	-	-	-	-	-
Conversion of Series E Preferred Stock to common	15,000	45,000	-	-	(10,000)	(45,000)	-	-	-
Preferred Dividend, Series B, paid in kind	-	-	-	-	-	-	-	(114,800)	(114,800)
Preferred Dividends, Series D, paid or accrued	32,600	47,700	-	-	-	-	-	(30,900)	16,800
Preferred Dividends, Series E, paid or accrued	78,200	111,000	-	-	-	-	-	(123,000)	(12,000)
Shares retired	(1,212,700)	(1,249,100)	(82,300)	(814,900)	(725,000)	(3,165,900)	-	-	(5,229,900)
Adjustment to Series D & E Preferred Stock	-	(105,700)	-	-	-	-	-	-	(105,700)
NASDAQ listing of additional shares fee	-	(27,900)	-	-	-	-	-	-	(27,900)
Net loss	-	-	-	-	-	-	-	(57,800)	(57,800)
Gross unrealized gain on marketable securities	-	-	-	-	-	-	466,500	-	466,500
Balances, June 30, 2011	4,874,100	$108,696,500	-	$-	-	$-	$466,500	$(103,341,200)	$5,821,800

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,800)		$(9,127,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462,500		620,700
Stock issued for services	15,000		25,700
Stock-based compensation	423,800		439,500
Shares issued for payment of compensation	296,800		-
Impairment charge	-		4,873,700
Interest converted to equity	-		62,500
Fees and interest paid with debt	-		108,100
Income recognized on dissolution of subsidiary	(1,372,800)		-
Gain on sale of Wireless Asset Management segment assets	(1,294,000)		-
Changes in operating assets and liabilities:
Accounts receivable, net	839,800		(190,900)
Inventories, net	(995,300)		304,400
Prepaid expenses and other current assets	415,800		2,500
Accounts payable and accrued expenses	(283,200)		(1,497,900)
Deferred revenue	82,700		7,400
Costs and estimated earnings in excess of billings on uncompleted contracts	12,800		77,300
Billings in excess of costs and estimated earnings on uncompleted contracts	7,300		(146,800)
Customer advances	38,500		561,600
Other assets	21,600		192,900
Net cash used in continuing operations	(1,386,500)		(3,686,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(39,300)		(37,200)
Cash received for sale of RFID Technology segment assets	2,000,000		-
Cash received for sale of Wireless Asset Management segment assets	2,047,200		-
Cash paid for Wireless Asset Management segment closing costs	(658,700)		-
Cash received for sale of net data storage assets	-		61,500
Cash forfeited in sale of Wireless Asset Management segment assets	(321,600)		-
Other	(1,000)
Net cash provided by investing activities	3,026,600		24,300

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	784,800		800,800
Repayment on borrowings	(3,212,700)		(536,400)
Repayment on capital leases	(13,200)		(15,200)
Net proceeds from sale of preferred stock	-		3,142,100
Cash dividends paid	(51,600)		(18,500)
Net proceeds from exercise of warrants and stock options	620,800		-
Net proceeds from sale of common stock	642,400		-
Other	(27,900)		276,600
Net cash provided by (used in) financing activities	(1,257,400)		3,649,400

NET INCREASE (DECREASE) IN CASH	382,700		(13,000)

CASH AND CASH EQUIVALENTS, beginning of period	400,500	(1)	413,500

CASH AND CASH EQUIVALENTS, end of period	$783,200		$400,500

(1) Balance includes $248,400 of cash held by the Wireless Asset Management segment included in Assets Held for Sale at June 30, 2010.

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2011	2010
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Net cash paid during the period for interest	$442,900	$773,000
Non-cash activities:
Stock issued for services	$15,000	$25,700
Shares issued for payment on debt and interest	$2,100	$887,300
Series D preferred stock converted to debt	$-	$1,691,100
Series D preferred stock converted to Common	$518,900	$-
Series D preferred stock retired in exchange for ORBCOMM Series A Preferred Stock	$814,900	$-
Series E preferred stock converted to Common	$45,000	$-
Series E preferred stock received and retired in sale of Wireless Asset Management
segment assets	$2,250,000	$-
Series E preferred stock retired in exchange for ORBCOMM Series A Preferred Stock	$915,900	$-
Common shares received and retired in sale of Wireless Asset Management
segment assets	$1,249,100	$-
Debt assumed in sale of Wireless Asset Management segment assets	$3,900,000	$-
Non cash adjustment to equity to clear Series D and Series E preferred stock	$105,700	$-
Accrued interest paid with debt	$-	$77,400
Fees on line of credit paid with debt	$30,000	$18,800
Value of shares issued for payment of compensation	$296,800	$-
Value of stock-based compensation	$423,800	$439,500
Non cash transfers to fixed assets	$118,900	$-
Change in dividend payable	$56,400	$62,400
Note payable to an officer for stock used to pay a liability	$-	$28,000
Series B preferred stock dividend, paid in kind	$114,800	$104,000
Series D preferred stock dividend, paid in kind	$-	$178,500
Series D preferred stock dividend, paid in common stock	$47,700	$122,100
Series E preferred stock dividend, paid in common stock	$111,000	$-
Change in Accumulated Other Comprehensive Income	$466,500	$-
ORBCOMM Common shares received in Sale of Wireless Asset Management
segment assets	$6,170,600	$-
ORBCOMM Preferred Series A shares received in the sale of Wireless Asset
Management segment assets	$1,835,500	$-
Capital lease assumed by ORBCOMM in the sale of Wireless Asset Management
segment assets	$9,900	$-
Goodwill and Intangible Assets sold in the sale of Wireless Asset Management
segment and RFID Technology segment assets	$13,545,500	$-
Fixed assets sold in the sale of Wireless Asset Management segment and RFID
Technology segment assets	$359,000	$-

See accompanying notes in the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

Alanco Technologies, Inc. and subsidiaries (the “Company”) sold substantially all of the assets and certain liabilities of its remaining operations (Alanco/TSI PRISM, Inc. and StarTrak Systems, LLC) during fiscal year 2011 and at June 30, 2011 the Company was a holding company without operating entities.  The Company has stated in previous filings that its objective is to complete a merger (possibly a reverse merger) and remain an operating publicly traded company.  To that objective, on June 29, 2011 the Company announced that it had signed a definitive merger agreement with YuuZoo Corporation (a private company with corporate offices in Singapore), subject to the completion of due diligence and shareholder approval of both companies. The agreement was terminated on September 20, 2011 due to market conditions and Alanco’s inability to complete its due diligence.  Alanco is continuing its search for merger and/or acquisition candidates.

Principles of Consolidation – These consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (GAAP).  The consolidated financial statements for the years ended June 30, 2011 and 2010 include, where appropriate, the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco/TSI PRISM, Inc. (“ATSI”), Excel/Meridian Data, Inc. (“Excel”), Fry Guy Inc. (“Fry Guy”) and StarTrak Systems, LLC (“StarTrak”) (collectively, the “Company”).  The operating results for ATSI, Excel and StarTrak for both fiscal years 2011 and 2010 are presented as discontinued operations.  All subsidiaries are Arizona corporations, except Fry Guy Inc., which is a Nevada corporation, and StarTrak Systems, LLC, which is a Delaware LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable - The Company historically provided for potentially uncollectible receivables by use of the allowance method. An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts.  At June 30, 2011, the $149,900 accounts receivable balance was due from StarTrak, and is an amount which has been specifically assumed by the buyer of StarTrak and no allowance for doubtful accounts has been recorded.

Marketable Securities – The Company determines the appropriate classification of its investments in marketable equity securities at the time of acquisition and reevaluates such determinations at each balance sheet date.  Marketable securities are classified as held to maturity when the Company has the positive intent and ability to hold securities to maturity.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with the unrealized gains and losses recognized in earnings.  Marketable securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrecognized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders’ equity.  The Company has classified all of its marketable securities as available for sale.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Fair Value of Financial Instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs other than quoted prices included within Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.  The Company measures and discloses its investments in marketable securities, which are classified as available for sale, at fair value on a recurring basis, in accordance with the ASC.  These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature and borrowing rates currently available to the Company for loans with similar terms and maturities.

Furniture and Office Equipment – Furniture and Office Equipment are stated at cost, net of accumulated depreciation, of $6,700 and $900 at June 30, 2011 and 2010, respectively. Depreciation is computed over the estimated useful lives of the assets using the straight-line method, generally over a 3 to 10-year period.  Currently all furniture and office equipment is being amortized over 3 years.  Expenditures for ordinary maintenance and repairs are charged to expense as incurred while betterments or renewals are capitalized. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.  Related depreciation expense for the years ended June 30, 2011 and 2010, was $1,000 and $800, respectively.

Goodwill and Other Intangible Assets – ASC requires the use of the purchase method of accounting for all business combinations.   It also provides guidance on purchase accounting related to the recognition of intangible assets.  The ASC requires that goodwill and identifiable acquired intangible assets with indefinite useful lives be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired.  The ASC also requires the amortization of identifiable assets with finite useful lives.  Identifiable acquired intangible assets, which are subject to amortization, are to be tested for impairment in accordance with ASC.

The Company sold its remaining business segments during the fiscal year ended June 30, 2011, thereby eliminating all goodwill and intangible assets as of June 30, 2011.  See Footnote 5 - Sale of Operating Segments for additional discussion of segment sales.  During previous fiscal years, the Company had performed an annual goodwill impairment assessment which involved estimating the fair value of the reporting unit and comparing it with the carrying amount. The Company determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to the reporting units. If the carrying amount of the reporting unit exceeded its fair value, additional steps were followed to recognize a potential impairment loss.  Calculating the fair value of the reporting units required significant estimates and assumptions by management.  The Company estimated the fair value of its reporting units based on independent third party appraisals or sales of the reporting units’ assets.

During fiscal year ended June 30, 2010, the Company recorded a $4,873,700 impairment adjustment to the carrying amount of its goodwill.  $4.5 million was recorded against the carrying value of Alanco/TSI PRISM, Inc. with the balance recorded against the carrying value of Excel/Meridian Data, Inc.  See Footnotes 3 – Assets Held for Sale and Liabilities Related to Assets Held for Sale and Footnote 4 – Discontinued Operations for additional discussion.

Intangible assets consist of goodwill, the excess of purchase price over fair value of net assets acquired and other intangible assets, including cost of licenses, patents, developed software, etc.  See Impairment of Intangibles and Other Long-Lived Assets below for additional discussion of valuation for Intangible Assets.

Other intangible assets consist of the following:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Amortization	Gross		Net Other
	Period	Carrying	Accumulated	Intangible
	(in years)	Value	Amortization	Assets
Other Intangible Assets
Technology and software
development	6	1,305,900	(850,500)	455,400
Customer base and backlog	Various	1,327,400	(1,012,700)	314,700
As of June 30, 2010		$2,633,300	$(1,863,200)	$770,100

Technology and software
development	6	-	-	-
Customer base and backlog	Various	-	-	-
As of June 30, 2011		$-	$-	$-

The amortization expenses for aggregate other intangible assets for the fiscal years ended June 30, 2011 and 2010 were $376,800 and $431,000, respectively.

Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  To the extent that the Company does not consider it more likely than not, that a future tax assets will be recovered, it provides a valuation allowance against the excess.

Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

The Company makes significant estimates and assumptions concerning the classification and valuation of investments, valuation of contingent and non-cash consideration received in the sale of the Wireless Asset Management segment, the estimated fair value of stock based compensation, expense recognition, realization of deferred tax assets and accruals and contingencies.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

Impairment of Intangibles and Other Long-Lived Assets - The Company’s policy is to perform an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable or for goodwill, at least on an annual basis. If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.  Impairment charges recorded during the fiscal year ended June 30, 2010 were $4,873,700.  No impairment charge was recorded in fiscal year ended June 30, 2011.

Income (Loss) Per Share - The income (loss) per share (“EPS”) is presented in accordance with the provisions of the ASC.  Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for fiscal 2011 and 2010, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).  Stock options representing 638,400 shares of Class A Common Stock were outstanding at June 30, 2011 with exercise prices ranging between $1.50 and $20.00. The weighted average exercise price for all outstanding options was $1.62.  Stock warrants representing 201,100 Class A Common Shares were outstanding at June 30, 2011 with exercise prices ranging between $1.92 and $14.40.  The weighted average exercise price was $5.77.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2011, Preferred Stock outstanding included 122,600 shares of Series B Convertible Preferred Stock with a stated value per share of $10.00, which are convertible into Class A Common shares at a ratio of .65 shares of common stock for each share of Series B Preferred.   In addition, $28,000 of a note due to an officer is convertible at $2.24 per share, or 12,500 shares of Class A Common Stock.

Stock Options Plans - The Company has stock-based compensation plans and effective July 1, 2006 the Company adopted the fair value recognition provisions of ASC.  Stock-based compensation expense for all stock-based compensation awards granted after June 30, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC.  The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

The Company estimates fair value using the Black-Scholes valuation model.  Assumptions used to estimate compensation expense are determined as follows:

•
Expected term for current year grants was determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available.  Expected term for current year option modifications was determined based upon the remaining contractual term;

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company’s common stock over the expected term of the award, and contemplation of future activity;

•	Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential forfeitures.

Concentrations of Credit Risks - The Company invests its excess cash in short term bank investments that in some cases exceeds the maximum FDIC insurance amount.  At June 30, 2011, deposits in excess of FDIC insured limits amounted to $153,100.  The Company currently has a substantial amount of its assets invested in ORBCOMM Common Stock, received as partial consideration in the sale of Wireless Asset Management segment.  Although the Company performed due diligence during the negotiations with ORBCOMM and believes that ORBCOMM Common Stock is a good investment, no assurance can be made that the stock will maintain its value.  See Footnote 6 - Marketable Securities - Restricted for additional discussion of the investment.

Segment Information – The ASC defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 4 – Discontinued Operations for further information related to the Company’s segments classified as discontinued operations.

Reverse Stock Split - The Company announced on August 26, 2010 that the Board of Directors had elected to effect a 1 for 8 reverse split that was effective on Friday, August 27, 2010.  The Company had previously received authority from its shareholders to effect a reverse split at a ratio within a specified range, if and as determined by the Board of Directors, in order to maintain its NASDAQ listing.

As a result of the reverse split, each eight (8) shares of the Company’s Class a Common Stock outstanding at the time of the reverse split was automatically reclassified and changed into one share of common stock, and the total number ofcommon shares outstanding was reduced from approximately 41.7 million shares to approximately 5.2 million shares, post-split.  The reverse stock split resulted in the same adjustment to the Company’s outstanding stock options and securities reserved for issuance under its current incentive plans.   No fractional shares were issued in connection with the reverse stock split.  Upon surrender of their stock certificates, shareholders have received, or will receive, cash in lieu of the fractional shares to which they would otherwise be entitled.  All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Consolidated Financial

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements, the Notes to the Consolidated Financial Statements and the calculation of the weighted average common shares outstanding and loss per share for all periods presented to reflect the reverse stock split.

Recent Accounting Pronouncements - With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the twelve months ended June 30, 2011, that are of significance, or potential significance, to us.

In April 2011, the FASB issued guidance which addresses agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The guidance is effective for the first interim or annual period on or after December 15, 2011.  The Company is currently assessing the impact of this guidance on its financial position and results of operations.

In May 2011, the FASB issued guidance which applies to measurement and disclosure of fair value of assets, liabilities, or instruments in shareholder’s equity.  The guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and does not permit early application.  The Company is currently assessing the impact of this guidance on its financial position and results of operations.

In June 2011, the FASB issued guidance on the reporting of comprehensive income.  The guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and early adoption is permitted.  The Company has adopted the guidance which had no effect on its financial position and results of operations.

2.	STOCK-BASED COMPENSATION

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on date of grant.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

           Assumptions for awards of options granted during the years ended June 30, 2011 and 2010 were:

                                                                                                                                   Assumption

    Awards Granted in the Years Ended
     June 30, 2011                                 June 30, 2010

      Dividend yield                                                                                                             0%                              0%
      Expected volatility                                                                                                     62%                                    62%
  Weighted-average volatility                                                                                    62%                62%
              Risk-free interest rate                                                                                            2% - 4%                              4%
                      Expected life of options (in years)                                                                      2.0 - 3.75                       3.75
                     Weighted average grant-date Black Scholes calculated fair value                    $0.61                                            $1.04

The following table summarizes the Company’s stock option activity during fiscal year 2011:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Weighted
		Weighted Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual	Fair
	Shares	Per Share	Term (1)	Value	Value

Outstanding July 1, 2010	955,800	$6.27	3.01	$4,324,300	$-
Shares repriced during period	(866,000)	5.82	2.78	(3,873,400)	-
Repriced replacement shares	866,000	1.52	2.78	415,900	-
Granted	202,500	1.85	0.48	124,400	20,250	(2)
Exercised	(210,600)	1.50	-	82,400	94,800	(3)
Forfeited or expired	(309,300)	2.56	-	(679,500)	-
Outstanding June 30, 2011	638,400	$1.62	1.78	$394,100	$210,700
Exercisable June 30, 2011	634,800	$1.62	1.78	$392,100	$209,500

(1) Remaining contractual term presented in years.
 (2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of June 30, 2011, for those awards that have an exercise price currently below the closing price as of June 30, 2011 of $1.95.

(3) This value is calculated as the difference between the exercise price and the market price of the stock on the date of exercise. The Company's common stock as of June 30, 2011 (exercise date) was $1.95 per share.

    The Company issued new shares upon the exercise of the 210,600 stock options exercised in the fiscal year ended June 30, 2011.  As of June 30, 2011, all Black Scholes values related to above stock options had been expensed.

3.        ASSETS HELD FOR SALE AND LIABILITIES RELATED TO ASSETS HELD FOR SALE

In previous SEC filings, Alanco reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  During fiscal year ended June 30, 2009, the Company announced a plan to divest the operations of the Company’s Data Storage segment and reinvest the proceeds in to the remaining operating units.  The divestiture plan was expanded during the quarter ended September 30, 2009 when the Company announced its plan to sell its RFID Technology segment.  Finally, the plan was expanded further when, on February 23, 2011, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Wireless Asset Management segment.  In compliance with the divestiture plan, the Data Storage segment was sold in March 2010 and the RFID Technology segment was sold in August 2010.  The sale of the Wireless Asset Management segment was approved by shareholders at the Company’s annual meeting on May 10, 2011, with the transaction closing approximately one week later.  As a result, as of June 30, 2011 all segment operations had been sold and the segment’s operating results for the fiscal year ended June 30, 2011 were reported as Discontinued Operations.   Prior period activity has been reclassified to report operating segments as discontinued operations and certain balances have been reclassified in the accompanying consolidated financial statements to conform with the current year’s presentation.

In accordance with the divestiture plan, the Data Storage segment was sold in March 2010, the RFID Technology segment was sold in August 2010 and the sale of the Wireless Asset Management segment was approved by shareholders at the Company’s annual meeting on May 10, 2011, with the sale effective May 16, 2011.  As a result, all segment operations were reported as Discontinued Operations for the years ended June 30, 2011 and 2010.  Accordingly, at June 30, 2011 there were no “Assets Held for Sale” or “Liabilities Related to Assets Held for Sale”.  Assets Held for Sale as of June 30, 2010 are presented in the following table and consist of the RFID Technology segment, remaining assets and liabilities of the Data Storage segment and the Wireless Asset Management segment.  The reclassification of those segment's assets and liabilities to “Assets Held for Sale” and “Liabilities Related to Assets Held for Sale” does not affect the reported net loss for the periods presented.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets Held for Sale and Liabilities Related to Assets Held for Sale at June 30, 2010 consisted of the following:

	Wireless
	Asset	RFID	Data
	Management	Technology	Storage	Total
As of June 30, 2010
Assets held for sale
Cash	$248,400	$-	$-	$248,400
Accounts receivable, net	2,289,000	135,000	69,900	2,493,900	(1)
Inventory, net	1,222,500	860,900	50,000	2,133,400	(2)
Costs and estimated earnings in excess of billings	-	95,200	-	95,200
Prepaid expenses and other assets	729,000	328,800	-	1,057,800
Property, plant and equipment, net	232,900	59,400	-	292,300
Goodwill	12,575,400	576,700	-	13,152,100
Other intangibles, net	770,100	-	-	770,100
Total assets held for sale	$18,067,300	$2,056,000	$119,900	$20,243,200

Liabilties related to assets held for sale
Billings in excess of costs and estimated earnings	$-	$98,700	$-	$98,700
Deferred warranty revenue and customer advances	689,200	768,100	-	1,457,300	(3)
Accounts payable and accrued expenses	1,335,400	631,300	-	1,966,700
Capital leases	23,200	-	-	23,200
Total liabilities related to assets held for sale	$2,047,800	$1,498,100	$-	$3,545,900

(1) Accounts receivable as of June 30, 2010 is reported net of reserves for the Wireless Asset Management segment of $40,000.
(2) Inventory as of June 30, 2010 is reported net of reserves for the Wireless Asset Management, RFID Technology and Data Storage segments in the amount of $415,000, $175,000 and $50,000 respectively.
(3) Deferred warranty revenue and customer advances as of June 30, 2010 include $375,400 of long-term deferred warranty revenue of the Wireless Asset Management segment.

4.        DISCONTINUED OPERATIONS

The following table is a summary of the results of discontinued operations and other financial information by major segment:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	DISCONTINUED OPERATIONS
	Wireless
	Asset	RFID	Data
	Management	Technology	Storage	Total
Fiscal year 2011
Sales	$13,740,800	$38,700	$-	$13,779,500
Cost of Goods Sold	8,174,300	25,200	-	8,199,500
Gross Profit	5,566,500	13,500	-	5,580,000

Gross Margin	40.5%	34.9%	n/a	40.5%

Selling, General & Administrative	5,672,900	7,100	99,800	5,779,800
Stock Based Compensation Expense	220,700	3,000	-	223,700
Depreciation and Amortization	458,200	3,400	-	461,600
Total Selling, General & Administrative	6,351,800	13,500	99,800	6,465,100
Operating Income (Loss)	$(785,300)	$-	$(99,800)	$(885,100)

Capital Expenditures	$151,400	$-	$-	$151,400

Fiscal year 2010
Sales	$14,632,400	$829,400	$974,100	$16,435,900
Cost of Goods Sold	9,275,600	756,300	653,100	10,685,000
Gross Profit	5,356,800	73,100	321,000	5,750,900

Gross Margin	36.6%	8.8%	33.0%	35.0%

Selling, General & Administrative	5,168,300	1,574,900	388,600	7,131,800
Stock Based Compensation Expense	291,800	35,700	3,600	331,100
Impairment Charge	-	4,500,000	373,700	4,873,700
Depreciation and Amortization	534,100	68,000	18,200	620,300
Total Selling, General & Administrative	5,994,200	6,178,600	784,100	12,956,900
Operating Loss	$(637,400)	$(6,105,500)	$(463,100)	$(7,206,000)

Capital Expenditures	$16,800	$16,100	$4,300	$37,200

5.        SALE OF OPERATING SEGMENTS

Sale of StarTrak Systems, LLC Operations – Wireless Asset Management segment

The operations of StarTrak Systems, LLC (“StarTrak”), a wholly owned subsidiary comprising the Company’s Wireless Asset Management segment, was sold to ORBCOMM Inc. (“ORBCOMM”) effective May 16, 2011.  The transaction was structured as an asset purchase whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.  (The Asset Purchase Agreement was included in the definitive proxy statement filed on April 11, 2011.)  The transaction was considered the sale of substantially all of the assets of Alanco and accordingly required shareholder approval.  The proposal was approved by shareholders at the annual shareholders meeting held on May 10, 2011 and the transaction closing date was May 16, 2011.

Consideration Received - Total transaction consideration payable at close, including escrowed amounts as required by the agreement, for substantially all of the assets of StarTrak is equal to an aggregate face amount of approximately $17.7 million in cash, ORBCOMM Common and Series A Preferred Stock, Alanco Common and Series E Preferred Stock and the assumption of debt.  Consideration consists of the following:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Cash consideration in an amount equal to two million dollars ($2,000,000) less any amount due under the secured loan referred to in 3 below;
2.	ORBCOMM’s acquisition and discharge of the Anderson Trust secured debt in the principal amount of $3,900,000;
3.
Cancellation  and termination of all outstanding obligations of Alanco and StarTrak to ORBCOMM under the Secured Promissory Note (as defined below), including the then outstanding principal amount of $300,000 plus interest and fees, if any, due thereunder as of the closing date;

4.	Delivery to Alanco of 500,000 shares of Series E Convertible Preferred Stock of Alanco having a face amount of $2,250,000;
5.	Delivery to Alanco of 1,212,748 shares of Alanco Class A Common Stock with a closing value of $1.03 per share;
6.
Issuance and delivery to Mellon Investor Services LLC, as escrow agent, (“Mellon”) of 249,917 shares of ORBCOMM common stock (“ORBCOMM Stock”) registered in the name of Alanco and valued at closing at $2.91 per share, which escrowed shares will be available to pay for half of the out of pocket costs incurred as a result of certain litigation currently pending against StarTrak;

7.
The issuance and delivery to Mellon, as escrow agent of 166,611 shares of ORBCOMM Stock, valued at closing at $2.91 per share, registered in the name of Alanco, which escrowed shares will be available to pay for a portion of certain product warranty costs;

8.	The issuance and delivery to Alanco of 1,820,583 shares of ORBCOMM Stock, valued at closing at $2.91 per share;
9.
The issuance and delivery to Alanco of 183,550 shares of Series A Perpetual Convertible Preferred ORBCOMM stock (“ORBCOMM Series A”) with a face value of $10 per share, entitled to a 4% annual paid-in-kind dividend and each such share convertible into 1.666 shares of ORBCOMM Stock; and

10.	Assumption by ORBCOMM of certain specified liabilities, generally consisting of liabilities arising after the closing date and liabilities reflected in the closing Working Capital Adjustment (“WCA”).

Escrow accounts - The escrow account for 249,917 shares (number 6 above) of ORBCOMM Common Stock, established under the escrow agreement described above, provides for the availability of ORBCOMM shares to pay for half of the out of pocket costs that may be incurred as a result of certain litigation pending against StarTrak at the time of the closing.  Subsequent to the closing, a settlement was reached among the litigants and ORBCOMM notified Alanco that its half of the settlement cost, including fees and expenses, amounted to approximately $100,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of the litigation costs would be valued at $3.001 per share; therefore 33,322 shares would be returned to ORBCOMM in settlement of the litigation costs.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  Final distribution of the escrow shares is pending a review by Alanco of legal fees and expenses included by ORBCOMM in the calculations.  We expect all remaining shares under this escrow agreement to be distributed by October 31, 2011.  To recognize at June 30, 2011 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 33,322 shares.

The second escrow account in the amount of 166,611 shares of ORBCOMM common stock, established under item 7 above, provides for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at June 30, 2011 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management's best estimate of the warranty costs at June 30, 2011.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable.  Final distribution under this escrow agreement is anticipated to be completed by April 30, 2012, after the warranty costs have been determined for the twelve month period ended April 30, 2012.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Working Capital Adjustment - The Agreement also provided compensation for changes in working capital between November 30, 2010 and May 31, 2011, the measurement date, determined in accordance with GAAP consistently applied.  If working capital, defined as current assets minus current liabilities less long-term deferred revenue, increased over the period, ORBCOMM will pay the value of that increase in cash or additional ORBCOMM Common Stock under number 10 above.  If the defined working capital decreased during the period, Alanco will return that amount from ORBCOMM Common Stock, valued at $3.001 per share, issued under number 10 above.

ORBCOMM delivered to Alanco on August 12, 2011, a written statement of the Current Assets, Current Liabilities and Net Working Capital Amount pursuant to the terms of the Agreement reflecting a working capital adjustment in favor of ORBCOMM of approximately $700,000.  Under terms of the Agreement, Alanco submitted a “Notice of Disagreement” of the Net Working Capital Amount submitted by ORBCOMM.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  In an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties agreed to extend the resolution period to November 24, 2011 and are working to resolve the issue.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of June 30, 2011.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter.  As of the filing of this Form 10-K, the parties were reviewing the working capital calculations and no resolution had been reached.

Fair Value of Financial Instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  The Series E Convertible Preferred Stock (“Series E”) referred to in number 4 above was issued originally to ORBCOMM, at the time a supplier of StarTrak, by Alanco in April 2010 in a private placement offered to accredited investors.  ORBCOMM invested $2.25 million in exchange for 500,000 shares ($4.50 per share stated value) of Series E Convertible Preferred Stock.  Upon receipt of the Series E by Alanco, the shares were immediately retired with no gain or loss recognized.  The fair value measurement of the Series E is based upon unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset and thus represents a Level 3 fair value measurement.  As discussed in Footnote 12 – Shareholders’ Equity, the Company exchanged the ORBCOMM Series A Preferred Stock that it received from the sale of the StarTrak Operations with the Company’s Series E Convertible Preferred Stock held by primarily unrelated third parties of an equal stated value.  The Company estimated the fair value of the Series E Convertible Preferred Stock that it received from the sale of StarTrak Operations based upon the value of the ORBCOMM Series A Preferred Stock, which valuation is discussed below.

The 1,212,748 shares of Alanco’s Class A Common Stock (“Class A”) received per number 5 above were valued at $1.03 per share, which approximates the trading price on May 16, 2011.  Alanco Class A Common stock was traded at the time under the NASDAQ Capital Markets under the trading symbol “ALAN”.  The fair value measurement is based on quoted prices for identical assets traded in active markets, and thus represents a Level 1 fair value measurement.

The total of 2,237,111 shares of ORBCOMM Common Stock (NASDAQ: ORBC) valued at $2.91 per share (closing price at May 16, 2011) discussed in items 6 through 8 above are registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,638 shares (12 ½% of the total shares) per month.  The sale restriction discussed above is why the fair value measurement of June 30, 2011 of ORBCOMM's Stock is based on quoted prices for similar assets in active markets, that are either directly or indirectly observable and thus represent a Level 2 measurement.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

ORBCOMM also issued 183,550 new shares of ORBCOMM Series A ($10.00 per share stated value) Convertible Preferred Stock, per item 9 above, valued at $1,835,500.  The $1,835,500 stated value represented the identical stated value of Alanco outstanding Series D and Series E Preferred Stock.  Upon receipt of the ORBCOMM preferred stock, Alanco immediately offered the Series A Preferred Shares to Alanco’s remaining Series D and Series E Preferred shareholders on an equal exchange based on stated values.  The offer was

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accepted by all remaining Series D and Series E Preferred shareholders resulting in the retirement of all of Alanco’s outstanding Series D and Series E Convertible Preferred Stock prior to June 30, 2011.  The face value of the ORBCOMM Series A Convertible Preferred Stock is $1,835,500 and the estimated fair value is approximately $1,833,000.  The fair value measurement is based upon observable inputs that are supported by little or no market activity and that are significant to the fair value of the asset and thus represents a Level 3 fair value measurement.  To estimate the fair value of the ORBCOMM Series A Convertible Preferred Stock, the Company used a valuation model which is based on both a market and income approach.  The significant inputs for the valuation model include the following:

Annual dividend yield	4%
Discount rate	8.5%
Expected volatility	73%
Expected term	5 - 10 years
Risk-free interest rate	2.4%
Exercise price	$6.00

    The difference between the recorded face value and the estimated fair value is immaterial and no adjustment was recorded.

Contingent Earn Out Amount - In addition to the Closing Consideration discussed above, up to an additional amount of approximately $1.17 million in contingent payments (the “Earn Out Amount”) is payable to Alanco by ORBCOMM if certain revenue milestones of the StarTrak business are achieved for the 2011 calendar year (the “Earn-Out Period”), ranging from approximately $194,000 in payout for total revenue of $20 million in the Earn-Out Period to approximately $1.17 million from total revenue of $24 million in the Earn-Out Period.   Any contingent payments earned can be paid in common stock, cash or a combination at ORBCOMM’s option.  Any ORBCOMM common shares issued will be valued on the 20-day average closing price ending March 31, 2012.

As of the acquisition date, the fair value of the contingent earn-out was estimated to be nil.  The estimated fair value of the earn-out was determined using the probability of achieving the revenue milestones.  The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  Any change in the fair value of the contingent earn-out subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in the period the estimated fair value changes.

    StarTrak Book Value and Gain on Sale - Assets and liabilities acquired by ORBCOMM in the StarTrak transaction and representing net book value amounted to $15,252,500 are presented below:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

StarTrak Systems, LLC
Book Value May 16, 2011

Current Assets
Cash	$321,600
Accounts Receivable, net	1,575,400
Inventory, net	2,241,500
Other Current Assets	245,900
Total Current Assets	4,384,400

Equipment, Furniture and fixtures, net	303,000

Other Assets
Intangible Assets	393,300
Goodwill	12,575,400
Other assets	21,800
Total Assets	$17,677,900

Current Liabilities
Accounts Payable and Accrued Expense	$1,587,000
Capitalized Leases	9,900
Customer Advances	42,900
Deferred Revenue	785,600
Total Liabilities	2,425,400
Net Book Value	$15,252,500

    Based upon the transaction consideration discussed above, estimated potential obligations of the Company under the escrow agreements and working capital adjustments, transaction costs and net book value of assets sold, the resulting gain on the sale of StarTrak Systems, LLC operations, as presented below, is $1,294,000.

StarTrak Systems, LLC
Gain on Sale

Consideration received in form of cash, stock and
assumption of debt	$17,744,600

Estimated value of potential payouts under escrow
agreements and working capital payouts	(439,400)

Investment banking, legal and accounting costs	(403,900)

Incentive compensation costs related to sale	(354,800)

Net Consideration	$16,546,500

Net Book Value per above	(15,252,500)

Gain on Sale of StarTrak	$1,294,000

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sale of Alanco/TSI PRISM, Inc. Operations – RFID Technology segment

On August 18, 2010, the Company announced the sale of substantially all of the assets and operations of Alanco/TSI PRISM, Inc. (“TSI”), an entity representing the Company’s RFID Technology segment, to Black Creek Integrated Systems Corp. (“Black Creek”), a private company located in Irondale, Alabama. (See Form 8-K filed on August 23, 2010 detailing the transaction.)  The asset purchase transaction had been substantially completed by fiscal 2010 year end with the recording of a $4.5 million goodwill impairment charge and the accrual of the segment’s operating losses through the August 2010 sales date of $142,200.  The transaction resulted in no gain or loss from TSI discontinued operations or the sale of assets in fiscal 2011 as the Company had impaired carrying values in anticipation of the sale.  The transaction, which closed August 17, 2010, consisted of approximately $2 million in cash, the proceeds of which went directly to secured creditors.  The Black Creek transaction excluded $1,372,800 of TSI recorded net liabilities and claims (“Liabilities”), which remained on the accounts of TSI.  Since all proceeds from the sale went to secured creditors and the corporation is inactive, TSI does not have the assets or ability to satisfy the remaining Liabilities and Alanco believes it is sheltered from the Liabilities by TSI’s corporate structure, the stock of which was sold to an independent third party in June 2011 for an immaterial amount.  Given these facts and circumstances and discussion with legal counsel, Alanco believes that it has no exposure for these Liabilities, therefore, at June 30, 2011, the Company excluded those Liabilities from its consolidated accounts and recognized $1,372,800 in income from the dissolution of the subsidiary.

Sale of Excel/Meridian Data, Inc. – Data Storage segment

The Company sold its Data Storage assets and operations, effective February 28, 2010, to an entity controlled by Shackleton Equity Partners (“Buyer”), an investment banking group, located in Los Angeles, California.  The Buyer acquired substantially all of the assets (excluding accounts receivable and certain inventories deemed obsolete by the Buyer) and assumed substantially all of the liabilities in the transaction.  The net book value of assets sold, net of liabilities assumed by Buyer, amounted to $110,200. The Buyer had agreed to collect the accounts receivable balances retained by the Company and hold on a consignment basis the non-purchased inventory.  Payment was due to the Company as the receivables were collected and as the inventory was used.  During the quarter ended December 31, 2010, the Buyer ceased operations and notified the Company that it was insolvent and unable to pay the amounts due under the agreement.  As a result, the Company recorded additional receivable and inventory reserves in the fiscal year ended June 30, 2011 of $99,800 to reflect Buyer’s inability to make payment, resulting in a ($99,800) loss for fiscal 2011 in the Data Storage segment.

A patent infringement claim was filed by Crossroads Systems, Inc. against Excel/Meridian in 2010.  As the Company was in the process of selling the assets of Excel/Meridian, management determined that no defense against the claim was necessary given the liquidation of the Company.  As such, Crossroads Systems, Inc. was awarded a default judgment in the approximate amount of $400,000.  Excel/Meridian has no assets to satisfy the obligation and pursuant to our discussions with legal counsel, it does not appear that Crossroads Systems, Inc. has any recourse due to Excel/Meridian’s corporate structure, the stock of which was sold to an independent third party in June 2011 for an immaterial amount.  Given these facts and circumstances, Alanco believes that it has no exposure to the judgment or other potential Excel liabilities and as such, no liabilities have been recorded in the accompanying financial statements at June 30, 2011.

6.       MARKETABLE SECURITIES – RESTRICTED

Marketable Securities – Restricted at year end in the amount of $6,637,100 represent the June 30, 2011 market value ($3.13 per share) of 2,237,111 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 16, 2011 sale of StarTrak, less an estimated 116,628 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreements more fully discussed in Note 5 – Sale of Operating Segments.   The cost basis of these shares at June 30, 2011 is $6,170,600.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however under the terms of the Agreement, the Company is limited to selling up to 279,638 shares (12 ½% of the shares received) monthly.  The Company has classified these securities as available-for-sale at June 30, 2011. The fair value measurement at June 30, 2011 is based upon quoted prices from similar assets in

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

active markets and thus represents a Level 2 measurement.  The restriction discussed above is why ORBCOMM’s Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

7.         FURNITURE AND OFFICE EQUIPMENT

Furniture and Office Equipment consist of the following at June 30:

	2011	2010
Furniture and office equipment	$135,900	$129,100
Less accumulated depreciation	(129,200)	(128,200)
Net book value	$6,700	$900

Related depreciation expense for the years ended June 30, 2011 and 2010, was $1,000 and $800, respectively.

8.         LINE OF CREDIT AND NOTES PAYABLE

Notes payable at June 30, 2011 and 2010 consist of the following:

	2011	2010
Notes payable - Trust	$-	$5,700,000
Notes payable - ComVest Capital	-	500,000
Notes payable - Other	28,000	128,000
Notes payable	28,000	6,328,000
Less current portion	(28,000)	(6,328,000)
Notes payable - long term	$-	$-

At June 30, 2011, $1.8 million of the June 30, 2010 balance due under the Notes Payable – Trust had been repaid and the $3.9 million remaining balance was assumed by ORBCOMM, with approval of the Trust, under the May 16, 2011 agreement whereby ORBCOMM acquired the assets and operations of StarTrak.  The Trust Agreement, in effect since 2002, was terminated upon the assumption of the debt by ORBCOMM.  See Note 5 for additional discussion on the sale of StarTrak and additional discussion on the assumption of debt by ORBCOMM.

The $500,000 Notes payable – ComVest Capital at June 30, 2010 was repaid during fiscal year 2011 as per the terms of the note.

Notes payable – Other, at June 30, 2011, represents an unsecured note issued to the Company’s Chief Financial Officer.  The note is a 10 day convertible demand note in the amount of $28,000, bearing interest at 8% per annum, issued for additional working capital.  The $28,000 note is convertible into Class A Common Stock at $2.24 per share.  A second demand note was outstanding at June 30, 2010 issued to the Company’s Chief Executive Officer for additional working capital in the in the amount of $100,000, bearing interest at 12% per annum.  During fiscal 2011, the Chief Executive Officer increased the note balance to $200,000, again for working capital.  The second note was repaid during the fiscal year ended June 30, 2011.  See Note 10 – Related Party Transactions for additional information.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.         INCOME TAXES

A reconciliation of anticipated statutory rates is as follows:

	2011	2010

Statutory rate	34.0%	34.0%
State income taxes, net of federal income
tax benefit	5.0%	5.0%
Reduction in valuation allowance related
to net operating loss carry-forwards and change
in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

    The components of the net deferred tax asset (liability) recognized as of June 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	$106,858,000	$17,300,000
Property, plant and equipment	(5,000)	(60,000)
Other temporary timing differences	10,000	700,000
Less: Valuation allowance	(10,863,000)	(17,940,000)

Net deferred tax	$-	$-

A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.  A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits.  The valuation allowance reflects a 100% reserve for all years reported above.  At June 30, 2011, the Company had net operating loss and capital loss carry-forwards for federal tax purposes of approximately $48,000,000.  The loss carry-forwards, unless utilized, will expire from 2012 through 2031.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2007.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Such limitation of the net operating losses may have occurred which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved.

10.      RELATED PARTY TRANSACTIONS

On October 6, 2009, the Company’s Board of Directors modified certain warrants, scheduled to expire on November 16, 2009, to purchase 37,500 shares of the Company’s Class A Common Stock (issued in a previous preferred stock offering), by reducing the exercise price from $10.00 to $4.00 per share.  Warrants to purchase 11,300 Class A Common Shares, or 30%, were held by officers and directors of the Company.  Prior to expiration, the Company extended the expiration date of the warrants to November 16, 2010.

The Company’s subsidiary, StarTrak Systems, LLC, obtained certain software engineering services from ST Wireless, a company organized and operating under the laws of India.  Timothy P. Slifkin, a director of Alanco and past StarTrak president and StarTrak Vice President of Technology, informed the Company that he assisted with the formation of ST Wireless in India.  ST Wireless has performed these services since the acquisition of StarTrak by Alanco in June 2006.  For the years ended June 30, 2011 and 2010, StarTrak paid ST Wireless $235,600 and $161,650, respectively, for services performed.  Mr. Slifkin represented that he has no ownership interest in ST Wireless, nor does he have any option to acquire any interest in ST Wireless, however he does have a relationship with ST Wireless as described in the following paragraph.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During August 2010, Mr. Slifkin disclosed to Alanco that he owned 60% of the outstanding membership interests of August Matrix, LLC, a New Jersey limited liability company formed in 2008 to represent ST Wireless in the United States.  Although StarTrak did not make any payment to August Matrix during fiscal years ended June 30, 2011 and 2010 for the years ended June 30, 2009 and 2008, StarTrak paid August Matrix $53,800 and $205,400, respectively,   (Mr. Slifkin’s 60% portion being $32,300 and $123,200).  Mr. Slifkin further informed the Company that all of the monies paid by StarTrak to August Matrix were, in turn, paid by August Matrix to ST Wireless for the benefit of StarTrak, and that Mr. Slifkin has received no disbursements or compensation from either August Matrix or ST Wireless.   Amounts due either ST Wireless or August Matrix at June 30, 2010 or 2009 were not deemed material.   On May 16, 2011, the operations of StarTrak were sold to ORBCOMM in a transaction more fully discussed in Note 5 - Sale of Operating Segments.  Mr. Slifkin’s term as a director of Alanco had expired on May 10, 2011 and his employment relationship terminated with the StarTrak sale on May 16, 2011, therefore at June 30, 2011, Mr. Slifkin was neither a director nor an executive officer of the Company.

On September 16, 2010, the Board of Directors approved the immediate repricing of substantially all of the outstanding stock options (approximately 866,000 repriced option shares granted to 49 individuals) held by Officers, Directors and employees to $1.50, a 7.9% premium to the closing market price on September 15, 2010 of $1.39.  Current directors and officers (5 individuals) accounted for 377,025 shares, or 43.5%, of the repriced shares.  The noncash stock based compensation created by the stock option repricing, as determined under the Black Scholes method, was approximately $298,400, which was expensed during the quarter ended September 30, 2010.

The Company has had a line of credit agreement (“Credit Agreement”) with a private trust (“Lender”) controlled by Donald Anderson, who, prior to May 2011, was a greater than five percent stockholder of the Company, and prior to October 4, 2010,  was a member of the Company’s Board of Directors.  The Credit Agreement had been in effect since 2002 and was a major source of working capital for the Company.

In August 2010, upon the completion of the sale of Alanco/TSI PRISM, Inc. operations, the Company repaid $1.8 million of the balance reducing the principal amount due under the Credit Agreement to $3.9 million.  Under terms of sale to ORBCOMM of the Company’s Wireless Asset Management operation in May 2011, previously approved by the Lender, ORBCOMM assumed the remaining $3.9 million balance under the Credit Agreement and the Credit Agreement terminated.

Notes payable – Other balance at June 30, 2011 of $28,000 represents an unsecured note issued to the Company’s Chief Financial Officer for additional working capital.  The note is a 10 day convertible demand note, bearing interest at 8% per annum.  The note is convertible into Class A Common Stock at $2.24 per share.  Interest was expensed on the note for fiscal years ended June 30, 2011 and 2010 for approximately $2,800 and $300, respectively with approximately $2,400 and $300 in accounts payable at June 30, 2011 and 2010, respectively.  At June 30, 2010, Notes payable – other balance of $128,000 included the $28,000 demand note issued to the Chief Financial Officer and a $100,000 note issued to the Company’s Chief Executive Officer.  During fiscal 2011, the CEO increased the note balance to $200,000.  The note, also issued for additional working capital, was unsecured, bears interest at a rate of 12% and was payable within thirty (30) days following written demand for such payment by the holder.  The note was repaid prior to June 30, 2011.  Interest was expensed on the note for fiscal years ended June 30, 2011 and 2010 for approximately $15,600 and $3,900, respectively with zero and approximately $3,900 in accounts payable at June 30, 2011 and 2010, respectively.

In February 2011, the Company received unsupported claims and threatened litigation from Tim Slifkin (“Slifkin”) and Tom Robinson (“Robinson”), a former director and executive officer, respectively, (both former employees of StarTrak) alleging that the Company had not recorded a total of approximately $630,000 of salaries, finder’s fees and commissions allegedly earned by Slifkin and Robinson and payable at December 31, 2010.  In addition, Slifkin and Robinson claimed that upon the completion of future anticipated transactions they will be owed an additional $335,000 each for a total additional liability of $770,000.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

However, in connection with the ORBCOMM acquisition of the StarTrak assets (which was approved by the Company’s shareholders at its annual meeting of shareholders held May 10, 2011), the Company entered into a Settlement Agreement and Mutual Release, effective on February 24, 2011, with Tim Slifkin, a member of the Company’s Board of directors, and Tom Robinson, Executive Vice President of StarTrak Systems, LLC (“StarTrak”) and a named executive officer of the Company.  The agreement provides incentive compensation to Mr. Slifkin and Mr. Robinson in cash and ORBCOMM stock totaling approximately $85,000 each, upon the successful completion of the sale of StarTrak to ORBCOMM, Inc., a transaction discussed in Note 5 – Sale of Operating Segments of which each was paid $35,000 in cash and with 16,661 shares of ORBCOMM stock being reserved.  Mr. Slifkin’s term as a member of the Alanco’s board expired on May 10, 2011 with the election of new directors.  The StarTrak employment relationship of both Mr. Slifkin and Mr. Robinson ended with the sale of StarTrak to ORBCOMM on May 16, 2011.

Subsequent to the sale of StarTrak to ORBCOMM, the Company’s Board of Directors approved incentive compensation payments of $354,800 in bonuses, including the $170,000 incentive compensation for Mr. Slifkin and Mr. Robinson and to directors, officers and employees.  The bonuses were paid to directors, officers and employees (ten individuals) prior to June 30, 2011.

The Alanco 2011 Stock Incentive Plan, more fully discussed in the proxy statement, was approved at the Company’s Annual Meeting of Shareholders on May 10, 2011.  The Plan allows for the granting of both Class A Common Stock and stock options.  One of the purposes of the plan was to give the Company the option to issue certain officers and employees Company stock as payment for salary obligations.  The obligations were incurred during fiscal year 2011 when certain salaries were reduced to preserve cash.  The Company issued to five officers and employees, during the period May through June 2011, a total of 298,364 shares of Class A Common Shares with a value of $296,750, as payment of these salary amounts.  In addition, one director was issued 10,000 shares of Class A Common Stock, valued at $9,800, in payment of incentive compensation related to the sale of StarTrak.

As discussed in Note 12 – Shareholders’ Equity, during the fiscal year ended June 30, 2011, the Company issued a total of 32,600 shares of Class A Common Stock, valued at $47,700 in payment of Series D Preferred Stock dividends.  Included were 11,400 shares of Class A Common Stock, or approximately 35%, valued at $16,200, issued to officers and directors of the Company.  Series E Preferred stockholders received cash dividends during the fiscal year ended June 30, 2011 of $51,600, of which $3,400, or 6.6%, was paid to an officer and director of the Company.

As more fully discussed in Note 5 - Sale of StarTrak Systems, LLC Operations – Wireless Asset Management segment, part of the consideration received in the sale of StarTrak was 183,550 share of Series A Perpetual Convertible Preferred ORBCOMM stock with a total face value of $1,835,500 ($10 per share).  The stated value represented the identical stated value of Alanco’s outstanding Series D and Series E Preferred Stock.  Upon receipt of the ORBCOMM preferred stock, Alanco immediately offered the ORBCOMM Series A Preferred Stock to Alanco’s remaining Series D and Series E Preferred shareholders on an equal exchange basis based upon stated value.  The offer was accepted by all remaining Series D and Series E Preferred shareholders, resulting in 183,550 ORBCOMM shares being exchanged for the remaining outstanding Series D and Series E Preferred shares.  6,657 shares, or 3.6%, were issued to Mr. Robert Kauffman, CEO and Director of the Company, and 10,378 shares, or 5.7%, were issued to Mr. Tom LaVoy, a Director of the Company.  Mr. Tim Slifkin and Tom Robinson, employees of StarTrak and executive officers of the Company prior to the sale of StarTrak in May 2011, received 13,402 shares, or 7.3%, and 8,613 shares, or 4.7%, respectively.

In June 2011, the Company extended the expiration date of 72,400 stock options by one year incurring an expense of approximately $7,800.  Stock options totaling 65,600, or 90.6% of the total were options issued to Company directors and officers.  In addition, the Company paid cash dividends of the Company’s Series D Preferred Stock totaling approximately $51,600 of which approximately $3,400, or 6.6% was paid to an officer and director of the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.     COMMITMENTS AND CONTINGENCIES

Leases – At June 30, 2011, the Company’s corporate office was located in an approximate 2,000 square foot facility in Scottsdale, Arizona.  The space had been part of approximately 9,800 square foot facility previously leased by Alanco/TSI PRISM, Inc. (“TSI”) under a multiyear lease that expired on July 31, 2011.  The TSI lease had been effectively terminated by the sale of TSI assets to Black Creek Integrated Systems Corp. in August 2010.  Subsequent to that sale, the landlord entered into a new lease with Black Creek and at June 30, 2011, Alanco was using approximately 2,000 square feet under a month to month lease.  During the fiscal year ended June 30, 2011, the Company’s former subsidiary, StarTrak Systems, LLC occupied approximately 14,000 square feet of an office/manufacturing facility located in Morris Plains, New Jersey.  Rent expense related to operating leases totaled approximately $264,300 and $435,700 for the fiscal years ended June 30, 2011 and 2010, respectively.

Alanco moved its corporate offices on July 8, 2011 to 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona, into an approximately 1,500 square foot facility.  The new facility was leased at a rate of $1,471 per month under a 13 month lease that expires on July 31, 2012.

Future minimum non-contingent payments as of June 30, 2011 due under the corporate office lease and an office copier lease are $19,100 for fiscal year ended June 30, 2012 and $2,100 in fiscal year 2013 resulting in total future minimum non-contingent payments of $21,200.

    Legal Proceedings - The Company’s subsidiary, StarTrak Systems, LLC has been made a defendant concerning certain patent infringement claims as follows:

Arrivalstar S.A., et all. v. StarTrak Systems, LLC, et al.  Case No.: 4:10-CV-0033.  This action was a patent infringement action venued in the United States District Court for the Northern District of Indiana.  StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued.  However, StarTrak has resolved the action by agreeing to pay $70,000 for fourteen monthly payments of $5,000 each, thus avoiding substantially greater expenses that would be incurred in defending the action.  This liability has been assumed by ORBCOMM.

Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327.  This action is another patent infringement action venued in the United States District Court for the Eastern District of Texas.  Again, StarTrak believes that the plaintiff’s patents are invalid due to prior art, based, in part, upon the substantial commercial activity concerning the patent claims long before the patents were applied for or issued. Similarly, StarTrak has resolved the action by agreeing to pay $77,500, with a like amount to be paid by ORBCOMM, thus avoiding substantially greater expenses than would be incurred in defending the action.  See Note 5 – Sale of Operating Segments for additional discussion on escrow accounts.

StarTrak has been served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No. 3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a stolen trailer containing freight owned by the plaintiffs resulting in a cargo loss estimated by Great American Lines at $8.8 million.  Great American Lines has brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak has tendered its defense in the lawsuit to its insurance company, which has accepted defense of the action under a reservation of rights declaration. The Company’s management believes that the suit is without merit and the Company will vigorously defend itself in the matter.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of June 30, 2011, there was no other such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  SHAREHOLDERS’ EQUITY

Preferred Shares – In fiscal 2003, the Company allocated 5,000,000 of the 25,000,000 authorized shares of the Company’s Preferred Stock to be known as Series A Convertible Preferred Stock (“Series A”).  All Series A Preferred Stock outstanding were converted to Class A Common Stock during FYE 2008 and no shares have been issued since, therefore, there were no Series A Preferred Stock outstanding at June 30, 2011 or 2010.

During fiscal 2002, the Company allocated an additional 500,000 shares of the authorized shares of the Company’s Preferred Stock to be known as Series B Convertible Preferred Stock (“Series B”), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share for a value received of $500,000 ($487,300 net of related expenses).  The Series B Convertible Preferred Stock has priority ranking superior to the Common Stock of the Company and all other series of preferred stock with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company.   The preferred shares are each convertible into .65 shares of Common Stock and each Series B Preferred Share has voting rights equal to the number of shares of Common Stock into which the Series B is convertible.  The Company may redeem the Series B shares, and the holder may demand redemption, at a redemption price equal to $10.00 per share, plus accrued unpaid dividends, if any, provided that the notice of redemption is sent by the Company or by the holder at least thirty days prior to the date of redemption specified.  The Company has the option of paying the aggregate redemption price in cash; or Common Stock of the Company.  Holders of shares of the Company’s Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment.  Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind."  Dividends on Series B Preferred Shares paid "in-kind" during fiscal 2011 and fiscal 2010 amounted to 11,400 and 10,500 Series B Preferred Shares with values of approximately $114,800 and $104,000, respectively.  At June 30, 2011 and 2010, there were 122,600 and 111,200 shares of Series B Convertible Preferred Stock outstanding, respectively.

The Company allocated an additional 500,000 of the authorized shares of the Company’s Preferred Stock to be known as Series D Convertible Preferred Stock (“Series D”) in fiscal 2008.  The Series D Preferred Stock has a priority ranking superior to the Common Stock of the Company and all other series of preferred stock, except the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which has a ranking superior to the Series D Preferred Stock, with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company.  Initially, holders of Series D were entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual cash dividend of 15% per annum, paid quarterly, based upon a per share value of $10.00 for purposes of such dividend payment.  During the quarter ended March 31, 2010, the Company completed an agreement with the Series D Preferred Stock shareholders to amend the Powers, Preferences, Rights, and Limitations reducing dividends from 15% per annum to 5% and to provide a conversion feature into shares of the Company’s Class A Common Stock at the rate of $4.00 per share or 2.5 shares of Common Stock for each share of Series D Preferred Stock.  During the fiscal year ended June 30, 2011, holders of the Series D, under Series D conversion terms, converted 51,900 shares, valued at $518,900, into 129,700 Class A Common Stock of the Company.  In addition, the Company retired the remaining Series D shares through an offer to Series D holders to exchange their Series D for an equal stated value of ORBCOMM Series A Convertible Preferred Stock received by the Company in the sale of StarTrak Operations to ORBCOMM.  The Company issued 32,600 shares, valued at $47,700, of Class A Common Stock during fiscal 2011 for current and accrued Series D dividends.  See dividend table below for additional information on dividends expense for fiscal 2011 and 2010.

During the quarter ended June 30, 2009, the Company allocated 750,000 of the authorized shares of the Company’s Preferred Stock to be known as Series E Convertible Preferred Stock (“Series E”).  The Series E shares are each convertible into 1.5 shares of Common Stock and each Series E Share has voting rights equal to the number of shares of Common Stock into which the Series E is convertible.  The Series E Preferred Stock has a priority ranking superior to the Common Stock of the Company and all other series of preferred stock of the Company, except the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series D Convertible Preferred Stock of the Company, which all shall have a ranking superior to the Series E Convertible Preferred Stock, with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company.  Holders of Series E are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual cash dividend of 5% per annum, paid quarterly, to shareholders of record on the respective record date.  Dividends on each share of the Series E Convertible Preferred Stock shall accrue and be cumulative from the date of issue.  During the fiscal year ended June 30, 2011, holders of the Series E Stock, under Series E conversion terms, converted 10,000 shares, valued at $45,000, into 15,000 Class A Common Stock of the Company and ORBCOMM,

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

holder of 500,000 shares of Series E, valued at $2,250,000, delivered the shares as partial consideration of the sale of StarTrak.  In addition, the Company retired the remaining Series E shares through an offer to Series E holders to exchange their Series E for an equal stated value of ORBCOMM Series A Convertible Preferred Stock received by the Company in the sale of StarTrak Operations to ORBCOMM.  The Company issued 78,200 shares, valued at $111,000, of Class A Common Stock during fiscal 2011 for current and accrued Series E dividends.  See dividend table below for additional information on dividends expense for fiscal 2011 and 2010.

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

The following is a summary of Preferred Stock Dividends paid during the fiscal years ended June 30:

	2011	2010
Preferred Dividends, Series B paid in kind	$114,800	$104,000
Preferred Dividends, Series D paid in kind	-	178,500
Preferred Dividends, Series D paid in Class A
Common Stock	47,700	122,100
Preferred Dividends, Series E paid in Class A
Common Stock	111,000	-
Preferred Dividends, Series E paid in cash	51,600	30,700
Total Preferred Stock Dividend Paid	$325,100	$435,300
Change in Accrual During the Year	(56,400)	(50,000)
Total Preferred Stock Dividend Expense	$268,700	$385,300

Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of no par Class A Common Stock, each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share.  No Class B Common Stock has been issued and none was outstanding at June 30, 2011 and 2010.

During fiscal year ended June 30, 2011, the Company issued 1,421,300 shares and retired 1,212,700 shares of Class A Common Stock for a net increase in shares outstanding of 208,600.  13,100 shares were issued in exchange for services valued at $15,000, 1,100 shares, valued at $2,100, were issued for payment on notes payable and interest, 386,300 shares, valued at $642,400, were issued in a private offering to accredited investors, 466,900, valued at $620,800 were issued for exercises of warrants and options, 298,400 shares, valued at $296,800 were issued for compensation payments, 144,700 shares, valued at $563,900 were issued in the conversion of preferred shares into common shares and 110,800 shares valued at $158,700  were issued as preferred stock dividend payments.  The Company recognized as an expense during the year, $423,800 related to the value of stock based compensation (Stock Options).  NASDAQ listing fees for fiscal 2011 amounted to $27,900.

A portion of the consideration received from ORBCOMM in the sale of StarTrak Systems, LLC was 500,000 shares of Alanco Series E Preferred Stock previously acquired by ORBCOMM through a private transaction with Alanco, valued at stated value of $4.50 per share or $2,250,000, 1,212,748 shares of Alanco Class A Common Stock acquired by ORBCOMM via dividend payments in Class A Common Stock received on their Series E Preferred shares and through private purchases from Alanco shareholders, valued at $1,249,100, and 183,550 new shares of ORBCOMM Series A Convertible Preferred Stock valued $10.00 per share stated value of $1,835,500.  Upon receipt of the ORBCOMM preferred stock, Alanco immediately offered the ORBCOMM Series A Preferred Shares to Alanco’s remaining Preferred shareholders on an equal stated value exchange basis.  The offer was accepted by all remaining Series D and Series E Preferred shareholders resulting in the retirement of all of Alanco’s outstanding Series D and Series E Preferred stock.  Since legal and broker costs associated with the prior period sale of Alanco preferred stock had reduced the recorded value, an adjustment of $105,700 was made to common stock to adjust the Series D and Series E Preferred Stock recorded values.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants - As of June 30, 2011, the Company had 201,100 warrants outstanding with a weighted average exercise price of $5.77.  The life of the outstanding warrants extends from September 30, 2011 through July 9, 2013.  The following is a table of activity related to all warrants.

		Weighted
	Number of	Average
	Shares	Exercise Price $
WARRANTS OUTSTANDING, June 30, 2009	583,300	$16.24
Granted	8,600	4.00
Exercised	-	-
Canceled/Expired	(182,900)	22.82
WARRANTS OUTSTANDING, June 30, 2010	409,000	$11.47
Granted	95,100	2.64
Exercised	(256,200)	1.19
Canceled/Expired	(46,800)	24.00
WARRANTS OUTSTANDING, June 30, 2011	201,100	$5.77

Details relative to the 201,100 outstanding warrants at fiscal 2011 year end are outlined below.

Outstanding Warrants

Date of Grant	Number of Shares	Exercise Price $	Date of Expiration	Purpose of Issuance
11/16/2005	6,200	$4.00	11/16/2011	(1)
7/14/2006	9,000	$12.00	1/30/2012	(2)
9/28/2006	1,700	$14.40	9/30/2011	(3)
9/28/2006	33,800	$1.92	9/30/2011	(3)
1/18/2008	46,600	$14.00	1/18/2013	(2)
7/31/2009	8,600	$4.00	7/31/2012	(4)
7/9/2010	95,200	$2.64	7/9/2013	(5)
Total Warrants Outstanding
at June 30, 2011	201,100

(1) Issued in consideration for exercise of expiring warrants above market price
(2) Issued in consideration with sale of Series A Preferred Stock
(3) Issued in connection with September 2006 term loan financing
(4) Issued in connection with July 2009 private offering
(5) Issued in connection with July 2010 private offering

There were 256,200 warrants exercised in fiscal years 2011, generating approximately $304,900 in cash proceeds.

On October 6, 2009, the Company’s Board of Directors modified certain warrants, scheduled to expire on November 16, 2009, to purchase 37,500 shares of the Company’s Class A Common Stock (issued in a previous preferred stock offering), by reducing the exercise price from $10.00 to $4.00 per share.  Warrants to purchase 11,300 Class A Common Shares, or 30%, were held by officers and directors of the Company.  Prior to expiration, the Company extended the expiration date of the warrants to November 16, 2010.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 13, 2010, the Company’s Board of Directors approved the re-pricing of certain warrants, held by non-officers and directors, to purchase 256,200 shares of the Company’s Class A Common Stock.  The warrants, with exercise prices ranging from $4.00 to $14.40 per share, were re-priced to $1.19 per share, reflecting an approximate 15% discount from the current market, and required the warrants to be exercised through October 21, 2010.  If the warrants were not exercised by the October 21, 2010 date, the exercise price reverted back to the pre-adjusted price.  The warrant re-pricing discount represented the Company’s estimate of market value, net of costs, of a private placement of an equal amount and was completed to raise required working capital for the Company.

Stock Options - As of June 30, 2011, the Company had a total of 638,400 stock options outstanding with a weighted average exercise price of $1.62.  Of these options, 634,800 are exercisable at 2011 fiscal year end.  The tables below, as well as the narrative following, provide further information regarding the Company’s stock options.

The following is a table of activity of all options:

		Weighted
	Number of	Average
	Shares	Exercise Price $
OPTIONS OUTSTANDING, June 30, 2009	755,600	$7.52
Granted	302,600	3.52
Exercised	-	-
Canceled/Expired	(102,400)	7.28
OPTIONS OUTSTANDING, June 30, 2010	955,800	$6.27
Shares repriced during period	(866,000)	5.82
Repriced replacement shares	866,000	1.52
Granted	202,500	1.85
Exercised	(210,600)	1.50
Canceled/Expired	(309,300)	2.56
OPTIONS OUTSTANDING, June 30, 2011	638,400	$1.62

All options granted had an exercise price of not less than the market price on date of grant, as defined in the stock option plans, of the Company's Common Stock.  Options exercised during the fiscal year ended June 30, 2011 generated cash proceeds of approximately $316,000.  At June 30, 2011 options for 634,800 shares were exercisable and options for the remaining shares become exercisable within the next three years.  If not previously exercised, options outstanding at June 30, 2011 will expire as follows:

Calendar Year	Number of	Weighted Average
of Expiration	Shares	Exercise Price
2011	1,000	$20.00
2012	186,700	1.64
2013	144,300	1.50
2014	135,000	1.50
2015	136,500	1.74
2016	34,900	1.50
	638,400	$1.62

Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2011 is as follows:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Price	Shares	Life (in years)	Price	Shares	Price
$1.50	564,900	1.96	$1.50	561,300	$1.50
$2.00	45,000	0.43	$2.00	45,000	$2.00
$2.50	15,000	0.13	$2.50	15,000	$2.50
$3.20	12,500	0.81	$3.20	12,500	$3.20
$20.00	1,000	0.09	$20.00	1,000	$20.00

Totals	638,400		$1.62	634,800	$1.62

The Company’s Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company’s Board of Directors.  Company stock options are issued to employees at an exercise price of not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years.  Options granted to employees under the Stock Option Plans, which are terminated prior to exercise, are considered to be available for grant to subsequent employees.  Total issued stock options for any plan may exceed those authorized due to termination of prior non-exercised grants.  Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.  Unless otherwise established by the Committee, the standard vesting schedule for the incentive stock options issued currently is 10% vested immediately upon grant, 15% vested after twelve months from date of grant, 25% after two years from the date of grant, 25% after three years, and 25% after four years.  All of the options have been or will be registered on Form S-8 filings.  See Notes 1 and 2 for a discussion of the applicable accounting treatment of stock-based compensation for fiscal years 2011 and 2010.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alanco Stock Option Summary (1)
as of June 30, 2011
			Options	Issued and	Options	Options	Balance	Exercise
Plan		Authorized	Granted	Exercised	Cancelled	Outstanding	to Issue	Price Range (6)

1998	(3)	37,500	82,100	9,625	68,200	4,275	--	$1.50
1999	(3)	75,000	203,800	27,000	154,900	21,900	--	$1.50
1999 D&O	(4)	25,000	32,250	800	22,250	9,200	--	$1.50 - $20.00
2000	(3)	50,000	102,125	20,650	75,750	5,725	--	$1.50
2000 D&O	(4)	25,000	24,500	6,800	2,900	14,800	--	$1.50
2002	(3)	75,000	118,000	8,000	48,350	61,650	5,350	$1.50 - $2.00
2002 D&O	(4)	25,000	25,000	5,200	5,400	14,400	5,400	$1.50
2004	(3)	100,000	156,100	67,600	56,200	32,300	100	$1.50
2004 D&O	(4)	50,000	49,500	13,200	9,500	26,800	10,000	$1.50
2005	(3)	150,000	204,250	75,600	108,425	20,225	54,175	$1.50
2005 D&O	(4)	50,000	50,000	4,000	10,000	36,000	10,000	$1.50
2006	(3)	375,000	453,275	8,750	202,750	241,775	124,475	$1.50 - $3.20
2006 D&O	(4)	125,000	100,000	23,750	6,875	69,375	31,875	$1.50
2011	(5)	750,000	281,400	251,400	--	30,000	468,600	$1.50
Outside Plan	(2)	n/a	100,000	--	50,000	50,000	--	$2.00 - $2.50

Totals		1,912,500	1,982,300	522,375	821,500	638,425	709,975

(1) Only includes plans with options currently outstanding or having a balance available to issue.
(2) Options issued to officers and other employees outside of any plan as an inducement at time of employment.
(3) Employee Incentive Stock Option Plan.
(4) Directors and Officers Stock Option Plan.
(5) Employee Incentive Stock Option Plan which permits granting of stock or stock options. Grants include 251,400
Common Shares issued under the plan as payment of deferred employee compensation.
(6) Range of exercise prices for outstanding options only.

13.   RETIREMENT PLAN

The Company provides a 401(k) retirement plan for its employees.  Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment.  Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate.  The Company matches 25% of the amount deferred by employees, matching up to 4% of an employee’s annual compensation.  The Company’s matching contributions totaled $13,700 and $17,500 for the years ended June 30, 2011 and 2010, respectively.

14.   SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA  (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2011 and 2010.  In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto.  The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

All remaining business segment operations had been sold during fiscal year ended June 30, 2011 and accordingly, the segments' operating results for the current fiscal year were reported as Discontinued Operations.  Prior period activity has been reclassified to report operating segments as discontinued operations and certain balances have been reclassified in the accompanying consolidated financial statements to conform with the current year's presentation.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.  The Company sold the remaining operations during fiscal 2011 and therefore all revenues were reported as discontinued operations.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Net Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Loss from Continuing Operations	(660,900)	(381,700)	(392,600)	(404,300)
Loss from Discontinued Operations	(622,400)	(387,200)	800	2,790,500
Net loss	(1,283,300)	(768,900)	(391,800)	2,386,200
Loss per share - basic & diluted	$(0.25)	$(0.15)	$(0.07)	$0.45
Weighted Average Shares	5,094,800	5,265,800	5,352,400	5,013,100

2010
Net Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Loss from Continuing Operations	(435,300)	(714,000)	(268,400)	(503,700)
Loss from Discontinued Operations	(630,100)	(476,300)	(752,400)	(5,347,200)
Net loss	(1,065,400)	(1,190,300)	(1,020,800)	(5,850,900)
Loss per share - basic & diluted	$(0.26)	$(0.28)	$(0.24)	$(1.36)
Weighted Average Shares	4,073,900	4,241,400	4,331,800	4,295,100

15.   SUBSEQUENT EVENTS

Alanco announced on June 29, 2011 that it executed a definitive agreement to merge with YuuZoo Corporation (www.yuuzoo.com), a global provider of mobile targeted social networks, targeted advertising and mobile payment systems.  The agreement was terminated on September 20, 2011 due to market conditions and our inability to complete due diligence.

The Company announced on May 20, 2011 that it has received notice from the Staff of The NASDAQ Stock Market LLC (the “Staff”) that following Alanco’s May 16, 2011 sale of its subsidiary, StarTrak Systems, LLC (“StarTrak”), to ORBCOMM Inc. (NASDAQ: ORBC), the Staff has concluded that the Company is no longer eligible for continued listing on The NASDAQ Stock Market.  The Company requested a hearing that was scheduled by Nasdaq for June 30, 2011, before the Panel.  In accordance with Nasdaq rules, Alanco’s common stock remained listed on NASDAQ pending the issuance of a decision by the Panel following the hearing.  On July 25, 2011, the Company announced that it has received a ruling from The NASDAQ Stock Market that the Company’s appeal to the NASDAQ Listing Qualifications Panel (the “Panel”) had been denied and that trading in the Company’s stock would be suspended on The NASDAQ Stock Market at the open of business on Tuesday, July 26, 2011.  The Company’s common stock is currently traded on the OTC Bulletin Board (OTCBB), and on the OTCQB™ Market, with quotes available on www.OTCBB.com and www.OTCMarkets.com, respectively.

Subsequent to June 30, 2011, stock options for a total of approximately 100,800 shares were exercised, all at an exercise price of $1.50 per share, for $151,200.  None of the stock options exercised were held by officers or directors of the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company entered into employment agreements, dated October 5, 2011, with the Company’s Chief Executive Officer and Chief Financial Officer.  The agreements are effective through December 31, 2014, have severance provisions and anticipate a 50% reduction in the executive’s salary on January 1, 2012.  Copies of the agreements are attached to this Form 10-K filing as exhibits.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective.  Management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with  accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 and determined that the Company’s controls and procedures were effective at the reasonable assurance level.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Due to the fiscal year 2011 sale of the Company’s remaining business segments, the only operating activity at June 30, 2011 was at the corporate offices in Scottsdale, AZ.  Previous issues with internal controls weaknesses arose from these operating divisions, the disposal of which eliminated those weaknesses.

ITEM 9B. OTHER INFORMATION

   None

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company, elected at Alanco’s May 10, 2011 Annual Meeting of Shareholders are:
Name (1)	Age	Position	Year First Director

Harold S. Carpenter	77	Director	1995
James T. Hecker	54	Director	1997
Robert R. Kauffman	71	Director/C.O.B./C.E.O.	1998
Thomas C. LaVoy	51	Director	1998
John A. Carlson	64	Director/E.V.P./C.F.O.	1999

(1) Mr. Donald E. Anderson was a Director of the Company from 2002 through his resignation in October 2010.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Non-Director Significant Employees

The following table provides information regarding key officers for the Company’s former subsidiaries. The Company sold substantially all of the assets of StarTrak Systems, LLC effective May 16, 2011, for which Messrs. Slifkin,  Robinson and Dahill were employed.

Name	Age	Position	Year Appointed to Position
Timothy P. Slifkin (1)	56	Chief Technology Officer - StarTrak Systems, LLC	2006

Thomas A. Robinson	50	Executive Vice President - StarTrak Systems, LLC	2006

Kevin Dahill	63	Chief Executive Officer - StarTrak Systems, LLC	2010

(1) Mr. Timothy P. Slifkin was a Director of the Company from 2006 through the end of his term in May 2011.

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

Authority to engage independent counsel and other advisors has been given to the Audit/Corporate Governance Committee as it determines is necessary to carry out its duties.  The Company provides appropriate funding for the Audit/Corporate Governance Committee to compensate the independent auditors and any lawyers and advisors it employs and to fund ordinary administrative expenses of the Audit/Corporate Governance Committee that are necessary in carrying out its duties.

The Audit/Corporate Governance Committee provides general oversight of the Company’s financial reporting and disclosure practices, system of internal controls, and the Company’s processes for monitoring compliance by the Company with Company policies.  The Audit/Corporate Governance Committee reviews with the Company’s independent registered public accounting firm the scope of the audit for the year, the results of the audit when completed, and the independent registered public accounting firm’s fee for services performed.  The Audit/Corporate Governance Committee also recommends the independent registered public accounting firm to the Board of Directors and reviews with management various matters related to its internal accounting controls.  During the last fiscal year, there were three meetings of the Audit/Corporate Governance Committee.

Management is responsible for the Company’s internal controls and the financial reporting process.  The independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and issuing a report thereon.  The Audit/Corporate Governance Committee is responsible for overseeing and monitoring the quality of the Company’s accounting and auditing practices.

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

The Code of Business Conduct and Ethics is presented on the Company’s web page under the subheading “Corporate Governance.”  Shareholders may receive a copy of the Company’s adopted Code of Conduct, without charge, via e-mail request to alanco@alanco.com, by calling the Company at 480-607-1010, or by writing to the Company to the attention of the Company’s Corporate Secretary at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by the Company for the services rendered during the fiscal years ended June 30, 2011 and 2010  to the Company's Chief Executive Officer, Chief Financial Officer, Chief Technology Officer (“CTO”) of the Company’s former subsidiary, StarTrak Systems, LLC (STS), Executive Vice President of the Company’s former subsidiary, StarTrak Systems, LLC, and Chief Executive Officer (“CEO”) of the Company’s former subsidiary, StarTrak Systems, LLC whose salaries and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers").  No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last two fiscal years.

					Long-Term
	Annual Compensation				Compensation
					Securities
					(# shares)
Name and				Other (1)	Underlying
Principal	Annual			Annual	Options
Position	Salary		Bonus	Comp $	Granted in FY (4)

Robert R. Kauffman, CEO
FY 2011	$165,000	(2)	$75,000	$17,400	None	(3)
FY 2010	185,229		None	17,400	25,000
John A. Carlson, CFO
FY 2011	$147,000	(2)	$50,000	$9,934	None	(3)
FY 2010	165,104		None	10,051	15,625
Timothy P. Slifkin, CTO, STS
FY 2011	$181,042		$35,000	$1,050	None
FY 2010	140,000		None	1,400	6,250
Thomas A. Robinson, Exec V.P., STS
FY 2011	$181,042		$35,000	$1,283	None
FY 2010	140,000		None	1,400	6,250
Kevin Dahill, CEO, STS
FY 2011	$107,915		None	$496	100,000
FY 2010	None		None	None	None

(1)	Represents supplemental executive benefit reimbursement for the year and Company matching for
Alanco's 401(K) Profit Sharing Plan.
(2)	Did not include stock compensation for deferred wages issued to Kauffman and Carlson value at
$110,000 and $98,000 respectively. See Note 10 - Related Party Transactions for additional discussion.
(3)	Stock options were repriced during the fiscal year for Kauffman the amount of 166,750 shares with an expense of $66,200 and for Carlson in the amount of 90,625 shares with an expense of $35,600. See
Note 10 - Related Party Transactions for additional discussion.
(4)	Five year stock options granted at not less than market on the date of exercise with vesting periods from full immediate vesting to a four year vesting schedule.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2011, to each of the Named Executive Officers and/or Directors and to all other employees as a group.  No stock appreciation rights ("SARs") have been granted by the Company.

INDIVIDUAL GRANTS

	Number of
	Securities	% of
	Underlying	Total	Exercise
	Options	Options	Price	Grant	Expiration
Name	Granted	Granted	($/Sh)	Date	Date

Robert Kauffman	0	0.00%	$0.00	--	--
John Carlson	0	0.00%	$0.00	--	--
Harold Carpenter	0	0.00%	$0.00	--	--
Donald Anderson	0	0.00%	$0.00	--	--
Thomas LaVoy	0	0.00%	$0.00	--	--
James Hecker	0	0.00%	$0.00	--	--
Timothy Slifkin	0	0.00%	$0.00	--	--
Tom Robinson	0	0.00%	$0.00	--	--
Kevin Dahill	100,000	49.38%	$2.00 to $2.50	11/8/2010	11/8/2015
Other Employees	102,500	50.62%	$1.50 to $2.00	12/29/10 to 6/6/11	12/29/12 to 1/1/16

Total	202,500	100.00%

All options are granted at a price not less than “grant-date market.”  During the fiscal year ended June 30, 2011, 309,300 previously granted stock options expired or were cancelled.

Aggregated Options and Warrants - Exercised in Last Fiscal Year and Values at Fiscal Year End

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2011, and the value of the unexercised, in-the-money options at June 30, 2011.

Name	Shares Acquired On Exercise During 2011 Fiscal Year	Value Realized ($) (1)	Unexercised Options & Warrants at Fiscal Year End (Shares) (2)	Exercise Price ($/Sh)	Expiration Date	Value of Unexercised In-The-Money Options & Warrants at FYE ($) (3)
Robert Kauffman	0	0	191,250	$1.50 - $14.00	6/30/12 to 11/16/15	74,138
John Carlson	0	0	90,375	$1.50 - $14.00	6/30/12 to 11/16/15	38,981
Harold Carpenter	0	0	41,750	$1.50	6/30/12 to 9/13/15	18,788
James Hecker	0	0	39,000	$1.50 - $14.00	6/30/12 to 9/13/15	16,988
Thomas LaVoy	37,750	16,988	0	-	-	0
Donald Anderson	14,000	6,300	29,075	$1.50	9/23/12 to 9/13/15	13,084
Timothy Slifkin	40,000	18,000	10,313	$1.50	8/29/11	4,641
Thomas Robinson	40,000	18,000	14,063	$1.50 - $14.00	8/29/11 to 1/18/13	4,641
Kevin Dahill	0	0	50,000	$2.00 - $2.50	8/16/11	0

(1) Calculated as the difference between the closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2) Represents the number of securities unerlying unexercised options and warrants that were exercisable at 2011 Fiscal Year End.
 (3)  Calculated as the difference between the closing price of the Company's Common Stock on June 30, 2011, and the exercise price for those options exercisable on June 30, 2011, with an exercise price less than the closing price, multiplied by the number of applicable options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Option Grants Subsequent to Fiscal Year End

No employee stock options were granted subsequent to 2011 fiscal year end.

Employment Agreements and Executive Compensation

As of June 30, 2011, the Executive Officers were at-will employees without employment agreements.  See Note 15 - Subsequent Events for employment agreements executed subsequent to June 30, 2011.

Compensation of Directors

During fiscal year 2011, non-employee Directors were compensated for their services in cash ($750 per meeting per day up to a maximum of $1,500 per meeting) and through the grant of options to acquire shares of Class A Common Stock as provided by the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and 2006 Directors and Officers Stock Option Plans (the “D&O Plans”) and the 2011 Stock Incentive Plan which are described below.  All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.  In addition, Directors LaVoy, Carpenter, and Hecker received additional compensation for their services on May 16, 2011, in the amount of $15,000, $15,000, and $20,000, respectively.  Company stock options held by Directors LaVoy, Carpenter, and Hecker were repriced during the quarter ended September 30, 2010 at an expense of $15,300, $16,400 and $15,200, respectively.

The 1996 Directors and Officers Stock Option Plan was approved by the Board of Directors on September 9, 1996.  Shareholders approved the 1998, 1999, 2000, 2002, 2004, 2005, 2006 Directors and Officers Stock Option Plans and the 2011 Stock Incentive Plan on November 6, 1998, November 5, 1999, November 10, 2000, November 22, 2002, November 19, 2004, January 20, 2006, January 30, 2007, and May 10, 2011, respectively.  The purpose of the 1996, 1998, 1999, 2000, 2002, 2004, 2005, and 2006 D&O Plans and the 2011 Stock Incentive Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to acquire shares of the Company’s common stock.  All Directors and Executive Officers of the Company are eligible to participate in the 1996, 1998, 1999, 2000, 2002, 2004, 2005, 2006, and 2011 Plans.  Newly appointed Directors receive options to purchase shares of common stock at fair market value.  Upon each subsequent anniversary of the election to the Board of Directors, each non-employee Director may receive additional options to purchase shares of common stock at fair market value.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or voting rights as of October 4, 2011.  Information regarding the stock ownership of Robert R. Kauffman, Alanco Chairman and Chief Executive Officer is also shown in the table in the following section, Current Directors and Executive Officers.  Data provided in the table reflects adjustments in ownership due to the 1 for 8 reverse split affected on August 27, 2010.  Exercisable stock options owned by the individuals listed below have an exercise price of $1.50 per share.  This option price modification was the result of an action by the Board of Directors in September 2010 whereby the Board unanimously voted to modify the price of most outstanding stock options to $1.50 in order to reinstate the incentive such options are intended to give to the option holders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Five Percent Owners Post 8/27/10 Reverse Split

		Class A
		Common		Total			Total
		Shares		Voting			Stock,
		Owned		Rights	Exercisable	Total Stock	Options &
	Class A	Percent		Owned	Stock	Owned &	Warrants
	Common	of	Total	Percent	Options	Options,	Percent of
	Shares	Class	Voting	of	and	Warrants,	Voting
	Owned	(2)	Rights	Class (2)	Warrants	Rights	Rights (3)

Robert R. Kauffman	445,159	8.95%	445,159	8.81%	191,250	636,409	12.13%
AIGH Investment Partners, L.P. (1)	400,000	8.04%	400,000	7.91%	0	400,000	7.91%

 (1)  Per Schedule SC 13G filed with the SEC on July 11, 2011, AIGH Investment Partners, L.P. is the owner of 400,000 shares of the Company's Class A
       Common Stock.  The address for AIGH Investment Partners, L.P. is 6006 Berkeley Avenue, Baltimore, MD  21209.

 (2)  The percentages for Class A Common Stock shown are calculated based upon 4,974,860 shares of Class A Common Stock outstanding on October
        4, 2011.  The percentages for Total Voting Rights are calculated based upon 5,054,572 voting rights on October 4, 2011.

 (3)  In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by any other stockholders.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock and Preferred Stock beneficially owned as of October 4, 2011, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. Data provided in the table reflects adjustments in ownership due to the 1 for 8 reverse split affected on August 28, 2010. Exercisable stock options owned by the individuals listed below have an exercise price of $1.50 per share. This option price modification was the result of an action by the Board of Directors in September 2010 whereby the Board unanimously voted to modify the price of most outstanding stock options to $1.50 in order to reinstate the incentive such options are intended to give to the option holders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Securities of the Registrant Beneficially Owned (1)

							Total
					Stock	Total	Stock,
					Options &	Stock	Options
				Total	Warrants and	Owned +	& Warrants
	Class A	Shares		Voting	Loan Conversion	Options &	and Loan
	Common	Owned	Total	Rights	Rights	Warrants	Conversion
	Stock	Percent	Voting	Percent	Exercisable	and Loan	Percent of
Name of	Shares	of Class	Rights	of Class	@ 10/4/11	Conversion	Voting
Beneficial Owner (2)	Owned	(4)	Owned	(4)	+ 60 days (5)	Rights	Rights (6)

Robert R. Kauffman	445,159	8.95%	445,159	8.81%	191,250	636,409	12.13%
Director/COB/CEO
John A. Carlson	137,917	2.77%	137,917	2.73%	102,875	240,792	4.67%
Director/EVP/CFO
Harold S. Carpenter	329	0.01%	329	0.01%	41,750	42,079	0.83%
Director
James T. Hecker (3)	22,187	0.45%	22,187	0.44%	39,000	61,187	1.20%
Director
Thomas C. LaVoy	2,914	0.06%	2,914	0.06%	0	2,914	0.06%
Director

Officers and Directors	608,506	12.23%	608,506	12.04%	374,875	983,381	18.11%
as a Group (5 individuals)

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

(3)
Excludes 240,277 shares of Class A Common Stock owned by Rhino Fund LLLP.  The fund is controlled by Rhino Capital Incorporated, for which Mr. Hecker serves as Treasurer and General Counsel.  Mr. Hecker disclaims beneficial ownership of such shares.

(4)
The percentages for Class A Common Stock shown are calculated based upon 4,974,860 shares of Class A Common Stock outstanding on October 4, 2011.  The percentages for Total Voting Rights Percent of Class are calculated based upon 5,054,572 voting rights as of October 4, 2011.

(5)
Represents unexercised stock options and warrants issued to named executive officers and directors.  All options and warrants listed that were issued to the executive officers and directors were exercisable at October 4, 2011.

(6)
The number and percentages shown include the voting rights shares actually owned as October 4, 2011 and the shares of common stock that the identified person or group had a right to acquire within 60 days after October 4, 2011.  The percentages shown are calculated based upon 5,054,572 voting rights as of October 4, 2011.  In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other stockholders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management

Mr. Donald Anderson, a former member of the Board of Directors and trustee and beneficial owner of the Anderson Family Trust, was paid interest in fiscal year 2011 in the amount of approximately $399,900 under the Line of Credit Agreement and the Note payable – vendor and $457,900 under the Line of Credit Agreement and Note payable – vendor in fiscal year 2010.

See Note 8 and 10 to the consolidated financial statements for additional related party transactions and discussion.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of the Company’s annual financial statements and review of the  Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, for the fiscal years ended June 30, 2011 and 2010 were approximately $98,900 and $153,700, respectively.

Audit Related Fees

In each of the last two fiscal years, there were no fees billed for assurance related services rendered by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” paragraph above.

Tax Fees

Semple, Marchal & Cooper, LLP prepared the Company’s tax returns for state and federal purposes.  Tax return preparation fees for the fiscal years ended June 30, 2011 and 2010, were approximately $21,100 and $15,500, respectively.

All Other Fees

Other than the services described above under “Audit Fees”, during the fiscal year ended June 30, 2011, Semple, Marchal & Cooper, LLP provided services related to filing prospectus supplements to a Form S-3, the filing of a Form S-8 and related amendments and the filing of a Schedule 14A and related amendments with the Securities and Exchange Commission and billed related fees of approximately $22,400.  During the fiscal year ended June 30, 2010, Semple, Marchal & Cooper, LLP also provided services related to filing a Form S-3 and related amendments with the Securities and Exchange Commission and billed related fees of approximately $1,600.

Audit Committee Pre-Approval Policies and Procedures

The 2011 and 2010 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent accountants and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Exhibits
     3(i)         Articles of Incorporation of Alanco Technologies, Inc. (1)
    3(ii)         Bylaws of Alanco Technologies, Inc. (2)
   3(iii)         Amendment to Articles of Incorporation or Bylaws of Alanco Technologies, Inc. (28)
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
10.18       ComVest Loan Agreement (23)
10.19       Amendment No. 2 to ComVest Loan Agreement (24)
10.20       Amendment No. 3 to ComVest Loan Agreement (25)
10.21       Amendment No. 5 to ComVest Loan Agreement (6)
10.22       Alanco 2011 Stock Incentive Plan (29)
10.23       Nasdaq Delisting Notification (30)
10.24       Nasdaq Delisting Notification Subsequent to Appeal (31)
14.1         Corporate Code of Business Conduct and Ethics (26)
  21.           Active Subsidiaries of the Registrant

Name                                                                             State of Incorporation
Fry Guy Inc.                                                                             Nevada
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
99.1        Audit/Corporate Governance Committee Charter (27)
99.2        Employment Compensation Agreement between the Company and Robert R. Kauffman
99.3        Employment Compensation Agreement between the Company and John A. Carlson

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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
              (28)  Incorporated by reference to Form 8-K filed September 18, 2009
      (29)  Incorporated by reference to Form S-8 filed June 21, 2011
  (30)  Incorporated by reference to Form 8-K filed May 20, 2011
  (31)  Incorporated by reference to Form 8-K filed July 27, 2011

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
Date: October 12, 2011

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

Date:           October 12, 2011

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

Date:           October 12, 2011
/s/ John A. Carlson
_____________________
John A. Carlson
Vice President and Chief Financial Officer

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT 32.1

Certification of
Chief Executive Officer and Chief Financial Officer
of Alanco Technologies, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies this annual report on Form 10-K (the “Report”) for the period ended June 30, 2008 of Alanco Technologies, Inc. (the “Issuer”).

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

Dated:           October 12, 2011
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

Dated:     October 12, 2011                                                                            /s/ Robert R. Kauffman
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

SIGNATURE                                                        TITLE                                     DATE

/s/Robert R. Kauffman                                                Director &                                           October 12, 2011
    Robert R. Kauffman                                                Chief Executive Officer

/s/James T. Hecker                                                      Director                                               October 12, 2011
    James T. Hecker

/s/Harold S. Carpenter                                                Director                                               October 12, 2011
    Harold S. Carpenter

/s/Thomas C. LaVoy                                                   Director                                               October 12, 2011
    Thomas C. LaVoy

/s/John A. Carlson                                                      Director &                                           October 12, 2011
    John A. Carlson                                                      Chief Financial Officer

By /s/  Robert R. Kauffman
Chairman and Chief Executive Officer

Transfer Agent
Computershare Trust Company, Inc.
350 Indiana Street, Suite 800
Golden, CO  80401
303-262-0600
Fax:  303-262-0700