Form 10-K/A
ALANCO TECHNOLOGIES INC
filed 2011-11-07
CIK 98618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

Amendment No. 1

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to Form 10-K for the fiscal year ended June 30, 2011 is being filed for the purposes of correcting two typographical errors.  The first is on page 9 under Critical Accounting Policies where the amended filing changes the word "reclassification" to "classification".  The second is on page 36 under Note 9 - Income Taxes in the Notes to Consolidated Financial Statements where the componenets of deferred tax assets due to net operating loss and capital loss was reported erroneously as $106,858,000 rather than the correct amount of $10,858,000.

Except for the items described above, none of the information contained in our original filing on Form 10-K has been updated, modified or revised.  The remainder of our original report on Form 10-K is included herein for the convenience of the reader.

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

These policies include, but are not limited to, the classification and valuation of marketable securities and fair value of financial instruments.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.        INCOME TAXES

A reconciliation of anticipated statutory rates is as follows:

	2011	2010

Statutory rate	34.0%	34.0%
State income taxes, net of federal income
tax benefit	5.0%	5.0%
Reduction in valuation allowance related
to net operating loss carry-forwards and change
in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

    The components of the net deferred tax asset (liability) recognized as of June 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	$10,858,000	$17,300,000
Property, plant and equipment	(5,000)	(60,000)
Other temporary timing differences	10,000	700,000
Less: Valuation allowance	(10,863,000)	(17,940,000)

Net deferred tax	$-	$-

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