Form 10-Q
period 2011-11-14
ALANCO TECHNOLOGIES INC
filed 2011-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ____________

Commission file number 0-9347

ALANCO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Arizona
(State or other jurisdiction of incorporation or organization)

86-0220694
(I.R.S. Employer Identification No.)

7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona  85260
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
As of November 10, 2011 there were 4,974,900 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited)
		and June 30, 2011		4

		Condensed Consolidated Statements of Operations (Unaudited)
		For the three months ended September 30, 2011 and 2010		5

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
		For the three months ended September 30, 2011 and 2010		6

		Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
		For the three months ended September 30, 2011		7

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the three months ended September 30, 2011 and 2010		8

	Notes to Condensed Consolidated Financial Statements (Unaudited)			10
		Note A –	Basis of Presentation and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Marketable Securities - Restricted
		Note D –	Discontinued Operations
		Note E –	Loss Per Share
		Note F –	Equity
		Note G –	Related Party Transactions
		Note H –	Commitments and Contingencies
		Note I –	Subsequent Events
		Note J –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		21

	Item 4.	Controls and Procedures		22

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		22

	Item 4.	Removed and Reserved		22

	Item 6.	Exhibits		23

ALANCO TECHNOLOGIES, INC.

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011

	September 30, 2011	June 30, 2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$607,400	$783,200
Accounts receivable, net	48,000	149,900
Marketable securities - restricted	5,407,200	6,637,100
Prepaid expenses and other current assets	50,600	39,500
Total current assets	6,113,200	7,609,700

FURNITURE AND OFFICE EQUIPMENT, NET	6,000	6,700

TOTAL ASSETS	$6,119,200	$7,616,400

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$436,600	$553,300
Note payable - related party	28,000	28,000
Total current liabilities	464,600	581,300

LONG-TERM LIABILITIES	-	-
TOTAL LIABILITIES	464,600	581,300

Preferred Stock - Series B Convertible - 500,000 shares authorized,
125,700 and 122,600 issued and outstanding, respectively	1,243,800	1,213,300

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred Stock - Series D Convertible - 500,000 shares
authorized, none outstanding	-	-
Preferred Stock - Series E Convertible - 750,000 shares
authorized, none outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,974,900
and 4,874,100 shares issued and outstanding at September 30,
2011 and June 30, 2011, respectively	108,851,500	108,696,500
Class B - 25,000,000 no par shares authorized, none
outstanding	-	-
Accumulated Other Comprehensive Income (Loss)	(763,400)	466,500
Accumulated Deficit	(103,677,300)	(103,341,200)
Total shareholders' equity	4,410,800	5,821,800

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$6,119,200	$7,616,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2011	2010

NET SALES	$-	$-
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Corporate expenses	297,000	302,700
Amortization of stock-based compensation	7,800	189,800
Depreciation and amortization	700	200
	305,500	492,700

OPERATING LOSS	(305,500)	(492,700)

OTHER INCOME & EXPENSES
Interest expense, net	(100)	(167,800)
Other income (expense), net	-	(300)
LOSS FROM CONTINUING OPERATIONS	(305,600)	(660,800)

LOSS FROM DISCONTINUED OPERATIONS	-	(622,500)

NET LOSS	(305,600)	(1,283,300)

Preferred stock dividends	(30,500)	(79,700)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(336,100)	$(1,363,000)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.06)	$(0.13)
Discontinued operations	$0.00	$(0.12)
Preferred stock dividends	$(0.01)	$(0.02)
Net loss per share attributable to common shareholders	$(0.07)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,951,900	5,094,800

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2011	2010

Net Loss	$(305,600)	$(1,283,300)

Gross Unrealized Loss on Marketable Securities, Net of Tax	(1,229,900)	-

Comprehensive Income (Loss)	$(1,535,500)	$(1,283,300)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

			ACCUMULATED
			OTHER
		COMMON STOCK	COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	INCOME (LOSS)	DEFICIT	TOTAL

Balances, June 30, 2011	4,874,100	$108,696,500	$466,500	$(103,341,200)	$5,821,800
Value of stock-based compensation	-	7,800	-	-	7,800
Shares isssued for exercise of options	100,800	151,200	-	-	151,200
Series B preferred dividends, paid in kind	-	-	-	(30,500)	(30,500)
NASDAQ listing fees	-	(4,000)	-	-	(4,000)
Gross unrealized loss on marketable securities	-	-	(1,229,900)	-	(1,229,900)
Net loss	-	-	-	(305,600)	(305,600)
Balances, September 30, 2011	4,974,900	$108,851,500	$(763,400)	$(103,677,300)	$4,410,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(305,600)	$(1,283,300)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	700	133,600
Stock and warrants issued for services	-	5,300
Stock-based compensation	7,800	340,900
Changes in operating assets and liabilities:
Accounts receivable, net	101,900	207,600
Inventories, net	-	(335,400)
Prepaid expenses and other current assets	(11,100)	56,700
Accounts payable and accrued expenses	(116,700)	237,000
Deferred revenue	-	54,500
Costs and estimated earnings in excess of billings
on uncompleted contracts	-	12,700
Billings in excess of costs and estimated earnings
on uncompleted contracts	-	7,300
Customer advances	-	(40,100)
Other assets	-	5,100
Net cash used in operations	(323,000)	(598,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of net RFID Technology segment assets	-	2,000,000
Net cash provided by investing activities	$-	$2,000,000

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (continued)

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	$-	$84,900
Repayment on borrowings	-	(2,182,800)
Repayment on capital leases	-	(4,100)
Proceeds from exercise of stock options	151,200	-
Proceeds from sale of equity instruments, net	-	612,600
Cash dividends paid	-	(13,200)
Payment for listing fees	(4,000)	(12,500)
Net cash provided by (used in) financing activities	147,200	(1,515,100)

NET DECREASE IN CASH	(175,800)	(113,200)

CASH AND CASH EQUIVALENTS, beginning of period	783,200	400,500

CASH AND CASH EQUIVALENTS, end of period	$607,400	$287,300

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the period for interest	$-	$167,800

Non-Cash Activities:
Unrealized loss on marketable securities	$1,229,900	$-
Value of shares issued in payment of interest and services	$-	$5,300
Value of stock issued for payment of notes	$-	$2,100
Series B preferred stock dividend, paid in kind	$30,500	$27,700
Series D preferred stock dividend, paid in common stock or accrued	$-	$23,100
Series E preferred stock dividend, paid or accrued	$-	$24,500
Series D preferred stock converted to common stock	$-	$518,900

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation and Recent Accounting Pronouncements

Alanco Technologies, Inc., an Arizona corporation (“Alanco” or “Company”), has previously reported up to three business segments: Data Storage, Wireless Asset Management and RFID Technology.  In 2009, the Company announced a plan to divest certain operations of the Company and reinvest the proceeds into the remaining operating units.  The divestiture plan continued to be expanded until May 16, 2011, when the Company completed the sale of its final business segment, Wireless Asset Management.  As a result, as of June 30, 2011 all segment operations had been sold and the segment’s operating results for the three months ended September 30, 2010 were reported as Discontinued Operations.   Prior period activity has been reclassified to report operating segments as discontinued operations and certain balances have been reclassified in the accompanying consolidated financial statements to conform to current year’s presentation.

As was discussed in our Form 10-K for the year ended June 30, 2011, the sale of the Company’s last operating unit, the Wireless Asset Management segment, in May of 2011 resulted in Alanco effectively becoming a holding company without operating entities. The Company believes that status to be temporary and has stated its objective to complete an appropriate merger (possibly a reverse merger) and again become an operating publicly traded company.  The Company is currently in the process of evaluating potential transactions.  The Marketable Securities received in that transaction are restricted in trading and are therefore not available for shareholder distribution.

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2011 Annual Report filed on Form 10-K.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period.  The reclassifications had no effect on net loss.

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

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

•	Risk-free interest rate is the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential future forfeitures.

Fair Value of Financial Instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.  The Company measures and discloses its investments in marketable securities, which are classified as available for sale, at fair value on a recurring basis, in accordance with the ASC.  These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and note payable approximate fair value given their short-term nature and borrowing rates currently available to the Company for loans with similar terms and maturities.

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

Decline in Market Value is Considered Other Than Temporary – The Company reviews its marketable securities on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value.  The Company considers the investee company’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than-temporary decline exists in a marketable, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2011, that are of significance, or potential significance, to us.

In April 2011, the FASB issued guidance which addresses agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The guidance is effective for the first interim or annual period on or after December 15, 2011.  The Company is currently assessing the impact of this guidance on its financial position and results of operations.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In May 2011, the FASB issued guidance which applies to measurement and disclosure of fair value of assets, liabilities, or instruments in shareholder’s equity.  The guidance is effective for the first interim or annual period on or after December 15, 2011 and does not permit early application.  The Company is currently assessing the impact of this guidance on its financial position and results of operations.

In September 2011, the FASB issued guidance on the testing for impairment of goodwill.  The guidance is effective for the first interim or annual period on or after December 15, 2011 and early adoption in permitted.  The Company has adopted the guidance effective during the current quarter.

Note B – Stock-Based Compensation and Warrants

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on date of grant and are more fully discussed in our Form 10-K for the year ended June 30, 2011.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.  Valuation assumptions include dividend yield, expected stock volatility, risk free interest rate, and expected life of options.

The following table summarizes the Company’s stock option activity during the first three months of fiscal 2012.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value	Value

Outstanding July 1, 2011 (4)	661,800	$1.62	1.78	$394,100	$210,700
Granted	-	-	-	-	-	(2)
Exercised	(100,800)	$1.50	-	(60,000)	45,600	(3)
Forfeited or expired	(110,700)	$1.96	-	(65,900)	-
Outstanding September 30, 2011	450,300	$1.56	2.01	$268,200	$-
Exercisable September 30, 2011	450,300	$1.56	2.01	$268,200	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of September 30, 2011, for those awards that have an exercise price below the closing price as of September 30, 2011 of $.76.
(3)	This value is calculated as the difference between the exercise price and the market price of the stock on the date of exercise. The Company's common stock as of the various exercise dates ranged from $1.77 to $2.02.
(4)	Includes 23,400 options previously excluded.

    As of September 30, 2011, the Company had 165,700 warrants outstanding with a weighted average exercise price of $6.47.  The life of the outstanding warrants extends from November 16, 2011 through July 9, 2013.  The following table summarizes the Company’s warrant activity during the first three months of fiscal 2012:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2011	201,100	$5.77
Granted	-	-
Exercised	-	-
Canceled/Expired	(35,400)	2.51
Warrants Outstanding, September 30, 2011	165,700	$6.47

Note C – Marketable Securities – Restricted

At September 30, 2011, the Company had Marketable Securities - Restricted in the amount of $5,407,200 representing the September 30, 2011 market value ($2.55 per share) of 2,237,111 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 16, 2011 sale of StarTrak, less an estimated 116,628 shares estimated to be returned to ORBCOMM for settlement of obligations under the escrow agreements more fully discussed in our Form 10-K filed for the fiscal year ended June 30, 2011.  The net cost basis of these shares at June 30, 2011 is $2.91 per share.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however under the terms of the Agreement, the Company is limited to selling up to 279,638 shares (12 ½% of the shares received) monthly.  The Company has classified these securities as available-for-sale at September 30, 2011. The fair value measurement at September 30, 2011 is based upon quoted prices from similar assets in active markets and thus represents a Level 2 measurement.  The restriction discussed above is why ORBCOMM’s Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.

The remaining shares are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $3.13 per share at June 30, 2011 to $2.55 per share at September 30, 2011, the Company recorded an unrealized loss on marketable securities (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Changes in Shareholders’ Equity), of ($1,229,900).  At September 30, 2011, the Accumulated Other Comprehensive Loss of ($763,400) was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company’s Marketable Securities at both September 30, 2011 and June 30, 2011 consist of investments in common stock of ORBCOMM, Inc. (NASDAQ: “ORBC”) acquired in May 2011 as partial consideration in the sale of the Company’s Wireless Asset Management business segment.  The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than- temporary decline exists, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.  Based upon the evaluation of the Company’s ability and intent to hold the ORBCOMM investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the ORBCOMM investment to be other-than-temporarily impaired at September 30, 2011.   As of close of market on November 11, 2011, the per share value of the ORBCOMM Common Stock was $3.05, above the cost basis of $2.91 per share and above the September 30, 2011 valuation of $2.55 per share as presented on the attached balance sheet.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note D – Discontinued Operations

In previous SEC filings, Alanco reported up to three business segments: Data Storage, Wireless Asset Management and RFID Technology.  During the fiscal year ended June 30, 2009, the Company announced a plan to divest the operations of the Company’s Data Storage segment and reinvest the proceeds into the remaining operating units.  The divestiture plan was expanded during the quarter ended September 30, 2009 when the Company announced its plan to sell its RFID Technology segment.  Finally, the plan was expanded further when, on February 23, 2011, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Wireless Asset Management segment.  In compliance with the divestiture plan, the Data Storage segment was sold in March 2010 and the RFID Technology segment was sold in August 2010.  The sale of the Wireless Asset Management segment was approved by shareholders at the Company’s annual meeting on May 10, 2011, with the transaction closing approximately one week later.  As a result, as of June 30, 2011 all segment operations had been sold and the operating results for the three months ended September 30, 2010 were reported as Discontinued Operations.   Prior period activity has been reclassified to report operating segments as discontinued operations and certain balances have been reclassified in the accompanying condensed consolidated financial statements to conform to current year’s presentation.

The following table is a summary of the results of discontinued operations and other financial information by major segment:

		Wireless
	RFID	Asset
	Technology	Management	Total
Three Months Ended September 30, 2010
Sales	$38,700	$3,694,700	$3,733,400
Cost of Goods Sold	25,200	2,491,300	2,516,500
Gross Profit	13,500	1,203,400	1,216,900
Selling, General & Administrative Expenses	155,700	1,825,900	1,981,600
Operating Loss	$(142,200)	$(622,500)	$(764,700)
Less: Current period loss accrued at June 30, 2010	142,200	-	142,200
Net Loss	$-	$(622,500)	$(622,500)
Gross Margin	34.9%	32.6%	32.6%

Capital Expenditures	$-	$-	$-
Depreciation & Amortization	$3,400	$130,000	$133,400
Note E - Loss Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2011 and 2010, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 709,400.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note F – Equity

The Company issued a total of 100,800 shares of the Company’s Class A Common Stock during the three months ended September 30, 2011 and received $151,200 for the exercise of stock options.  Stock based compensation recognized during the period was valued at $7,800 and $4,000 was incurred in listing fees.

The Company declared and paid dividends-in-kind on the Company’s Series B Convertible Preferred Stock through the issuance of 3,050 shares of Series B Preferred Stock valued at $30,500.  The Company’s Preferred Stocks are more fully discussed in the Form 10-K for the year ended June 30, 2011.

During the quarter ended September 30, 2011, the Company recognized a comprehensive loss (an unrealized loss on marketable securities held) in the amount of ($1,229,900), reported in shareholders’ equity, to reflect the decrease in value of Marketable Securities – restricted held at September 30, 2011. See Note A – Basis of Presentation and Recent Accounting Pronouncements for additional discussion of fair value of financial instruments and marketable securities.

Note G – Related Party Transactions

Note payable – related party balance at September 30, 2011 and June 30, 2011 of $28,000 represents an unsecured convertible note, bearing interest at 8%, issued to the Company’s Chief Financial Officer for additional working capital.  See Form 10-K for the fiscal year ended June 30, 2011 for additional discussion of the outstanding note payable.  During the quarter ended September 30, 2011 the Company accrued approximately $560 in interest expense related to the note and at September 30, 2011 had a total of $3,100 of accrued but unpaid interest expense.

Note H – Commitments and Contingencies

Legal Proceedings - The Company’s subsidiary, StarTrak Systems, LLC was made a defendant concerning certain patent infringement claims.  Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327, is a patent infringement action venued in the United States District Court for the Eastern District of Texas.  During the negotiation process to resolve the claims, the StarTrak operations were sold to ORBCOMM, Inc. (“ORBCOMM”) in a transaction structured as an asset purchase and documented in an Asset Purchase Agreement (“APA”) whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.   StarTrak and ORBCOMM have resolved the action by StarTrak agreeing to pay $77,500, with a like amount to be paid by ORBCOMM, thus avoiding substantially greater expenses than would be incurred in defending the action.

StarTrak has been served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No. 3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a stolen trailer containing freight owned by the plaintiffs resulting in a cargo loss estimated by Great American Lines at $8.8 million.  Great American Lines has brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak has tendered its defense in the lawsuit to its insurance company, which has accepted defense of the action under a reservation of rights declaration. The Company’s management believes that the suit is without merit and the Company will vigorously defend itself in the matter.  As such, no accrual for any potential liability was recorded as of September 30, 2011.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of September 30, 2011, there was no other such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Working Capital Adjustment – An additional requirement of the ORBCOMM Asset Purchase Agreement (“ORBCOMM APA”) provided compensation for changes in working capital between November 30, 2010 and May 31, 2011, the measurement date, determined in accordance with GAAP consistently applied.  If working capital, defined as current assets minus current liabilities less long-term deferred revenue, increased over the period, ORBCOMM will pay the value of that increase in cash or additional ORBCOMM Common Stock.  If the defined working capital decreased during the period, Alanco will return that amount from ORBCOMM Common Stock, at a predetermined value of $3.001 per share. The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  The parties are currently in discussion to resolve differences in the working capital adjustment and in an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties agreed to extend the resolution period to November 24, 2011.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of September 30, 2011.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter.  As of the filing of this Form 10-Q, the parties were reviewing the working capital calculations and no resolution had been reached.

Patent Litigation Escrow - To address the patent infringement claim potential liability (Innovative Global Systems LLC v. StarTrak Systems, LLC, et al. Case No.: 6:10-CV-00327), an escrow account for 249,917 shares of ORBCOMM Common Stock was established to provide for the availability of ORBCOMM shares to pay for half (StarTrak’s obligation) of costs incurred to resolve the claims pending against StarTrak at the time of the closing.  Under the escrow agreement, shares to be returned to ORBCOMM in payment of the litigation costs would be valued at $3.001 per share; therefore it is estimated that 33,322 shares would be returned to ORBCOMM in settlement of the litigation including out of pocket costs.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  Final distribution of the escrow shares is pending a review by Alanco of legal fees and expenses included by ORBCOMM in the calculations.  We expect all remaining shares under this escrow agreement to be distributed by December 31, 2011.  To recognize at September 30, 2011 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 33,322 shares.

Product Warranty Escrow - The May 2011 ORBCOMM APA (discussed above and in Form 10-K for the fiscal year ended June 30, 2011) addressed potential product warranty costs that could be incurred for the period May 1, 2011 to through April 30, 2012.  To address those potential costs, the parties agreed to establish a second escrow account in the amount of 166,611 shares of ORBCOMM common stock, to provide for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period May 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at September 30, 2011 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management’s best estimate of the warranty costs at September 30, 2011.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable.  Final distribution under this escrow agreement is anticipated to be completed by April 30, 2012, after the warranty costs have been determined for the twelve month period ended April 30, 2012.

Note I – Subsequent Events

Subsequent to September 30, 2011, the Company entered into employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer.  The agreements have severance provisions and are effective through December 31, 2014.  Copies of the agreements were attached as exhibits to the Form 10-K filed for the fiscal year ended June 30, 2011.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note J - Liquidity

As was discussed previously, the sale of the Company’s last operating unit, the Wireless Asset Management segment, in May 2011 resulted in Alanco effectively becoming a holding company without operating entities.  The Company believes that status to be temporary and has stated its objective to complete an appropriate acquisition or merger (possibly a reverse merger) and again become an operating publicly traded company.  The Company is currently in the process of evaluating potential transactions.

During the quarter ended September 30, 2011, the Company reported a net loss of ($305,600) and for fiscal year ended June 30, 2011, the Company reported a net loss of ($326,500).  During fiscal 2012, the Company expects to meet its working capital and other cash requirements with its current cash reserves and other financing as required.  However, if an acquisition is completed as anticipated, the Company may require additional working capital to complete the transaction and to fund the continuing operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations.

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

ALANCO TECHNOLOGIES, INC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty.  These areas include allowances for doubtful accounts, stock-based compensation, income taxes, ongoing litigation, commitments and contingencies, and marketable securities.  Our estimates are based upon historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual amounts may materially differ from these estimates under different assumptions and conditions.

Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates.   We considered the following to be critical accounting policies:

Fair value of financial instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, marketable securities, accounts payable, accrued liabilities, and note payable approximate fair value given their short-term nature or with regards to long-term notes payable based on borrowing rates currently available to the Company for loans with similar terms and maturities.

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

Decline in Market Value is Considered Other Than Temporary – The Company reviews its marketable securities on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value.  The Company considers the investee company’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than-temporary decline exists in a marketable security, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

Results of Operations

Alanco announced on June 29, 2011 that it executed a definitive agreement to merge with YuuZoo Corporation, a global provider of mobile targeted social networks, targeted advertising and mobile payment systems.  The agreement was terminated on September 20, 2011 due to market conditions and our inability to complete due diligence.

Presented below is management’s discussion and analysis of financial conditions and results of operations for periods indicated:

ALANCO TECHNOLOGIES, INC.

Three months ended September 30, 2011 versus three months ended September 30, 2010

Net Sales
In accordance with accounting principles generally accepted in the United States of America, the Company is not reporting operating revenues for the quarters ended September 30, 2011 and 2010 because, as of June 30, 2011, all business segments had been sold and the Company had effectively become a holding company without operating entities.  The quarter ended September 30, 2010 operating results for the business segments are reported as Discontinued Operations.

Operating Expenses
Operating expenses for the quarter ended September 30, 2011, consisting of corporate expenses, amortization of stock-based compensation and depreciation expense, were $305,500, a $187,200, or 38%, decrease when compared to the $492,700 reported for the comparable three month period of the prior year.  The decrease was primarily due to a $182,000, or 95.9%, decrease in stock based compensation resulting from the Company’s election to re-price certain employee stock options during the quarter ended September 30, 2010 and to expense the entire increase in Black Scholes value of the re-priced options in that period. Corporate expenses reported for the current quarter of $297,000 represents a decrease of $5,700, or 1.9%, compared to corporate expenses of $302,700 reported for the comparable quarter ended September 30, 2010.  Depreciation and amortization expense for the quarter ended September 30, 2011 was $700, an increase of $500 compared to the $200 reported in the comparable quarter of the prior year.

Operating Loss
Operating Loss for the quarter ended September 30, 2011 was ($305,500), a decrease of ($187,200) compared to an Operating Loss of ($492,700) reported for the same quarter of the prior year.  The decreased operating loss results from a reduction in operating expense as discussed above.

Other Income and Expense
Net interest expense for the quarter ended September 30, 2011 decreased to $100, a decrease of $167,700 from net interest expense of $167,800 for the quarter ended September 30, 2010.  The decrease resulted from the May 2011 sale of the Wireless Asset Management segment that allowed the Company to repay debt and terminate its credit agreements.

Discontinued Operations
The Company reported no activity from discontinued operations for the current fiscal quarter compared to a ($622,500) loss from discontinued operations for the quarter ended September 30, 2010.  The ($622,500) loss from discontinued operations reflected the operating loss incurred by the Wireless Asset Management segment during the quarter ended September 30, 2010.

Dividends
Dividend expense for the three months ended September 30, 2011 was $30,500, a decrease of $49,200, or 61.7%, from the $79,700 in preferred stock dividends recorded in the comparable quarter ended September 30, 2010.   The decrease resulted from the retirement of all Series D and Series E Convertible Preferred Stock in June 2011.  See Form 10-K for the fiscal year ended June 30, 2011 for additional discussions relative to the retirement of the Series D and E Convertible Preferred Stock.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the quarter ended September 30, 2011 amounted to ($336,100), or ($.07) per share, a $1,026,900 decrease when compared to a loss of ($1,363,000), or ($.27) per share, in the comparable quarter of the prior year.

Comprehensive Income (Loss)
Unrealized Comprehensive Income (Loss) represents the change in market value of the Company’s Marketable Securities.  During the three months ended September 30, 2011, the Company reported a Gross Unrealized Loss on Marketable Securities, net of tax, of ($1,229,900) resulting from an 18.5% reduction in the market value of the shares held at the end of the quarter.   At September 30, 2011 the Company valued 2,120,470 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $2.55 per share for a total value of $5,407,200.  At June 30, 2011, the Company reported the 2,120,470 net shares at $3.13 per share for a total value of $6,637,100.

ALANCO TECHNOLOGIES, INC.

Liquidity and Capital Resources

The Company’s current assets at September 30, 2011 exceeded current liabilities by $5,648,600, resulting in a current ratio of 13 to 1.  At June 30, 2011, current assets exceeded current liabilities by $7,028,400 also reflecting a current ratio of 13 to 1.  The reduction in net current assets at September 30, 2011 versus June 30, 2011 was due primarily to the ($336,100) Net Loss attributable to Common Shareholders reported for the quarter ended September 30, 2011 and a ($1,229,900) Other Comprehensive Loss reported separately in the equity section of the balance sheet due to a market value reduction of Marketable securities – restricted held at September 30, 2011 and June 30, 2011.

Consolidated accounts receivable of $48,000 at September 30, 2011 reflects a decrease of $101,900, or 68%, when compared to the $149,900 reported as consolidated accounts receivable at June 30, 2011.  Consolidated accounts receivable at both September 30, 2011 and June 30, 2011 represents amounts due the Company relating to the sale of its StarTrak Systems, LLC subsidiary in May 2011.

Cash used in operations for the three-month period ended September 30, 2011 was $323,000, a decrease of $275,100, or 46%, when compared to cash used in operations of $598,100 for the comparable period ended September 30, 2010.  The decrease in cash used in operating activities during the three-month period resulted primarily from a decrease in net cash operating loss during the current period as compared to the prior year.

No cash was provided by, or used in, investing activities for the quarter ended September 30, 2011.   During the three months ended September 30, 2010, the Company reported cash provided by investing activities of $2,000,000.  The cash provided by investing activities was the result of proceeds received from the sale of the Company’s RFID Technology segment net assets during the quarter ended September 30, 2010.

Cash provided by financing activities for the three months ended September 30, 2011 amounted to $147,200, an increase of $1,662,300 compared to net cash used in financing activities for the three months ended September 30, 2010 of ($1,515,100), which included cash used in the net repayment of borrowing of approximately $2.1 million.

As was discussed in our Form 10-K for the year ended June 30, 2011, the Sale of the Wireless Asset Management segment, the Company’s last operating unit, in May 2011 resulted in the Company effectively becoming a holding company without operating entities. The Company believes the holding company status to be temporary and has stated its objective to complete an appropriate merger (possibly a reverse merger) to again become an operating publicly traded company.  The Company is currently evaluating potential transactions and intends to remain a publicly traded Company while the process continues.

During fiscal 2012, the Company expects to meet its working capital and other cash requirements with its current cash reserves and other financing as required.  However, if an acquisition is completed as anticipated, the Company may require additional working capital to complete the transaction and to fund the continuing operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ALANCO TECHNOLOGIES, INC.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company’s subsidiary, StarTrak Systems, LLC has been made a defendant concerning certain patent infringement claims.  Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327, is  a patent infringement action venued in the United States District Court for the Eastern District of Texas.  StarTrak has resolved the action by agreeing to pay $77,500, with a like amount to be paid by ORBCOMM, thus avoiding substantially greater expenses than would be incurred in defending the action.  See Form 10-K for the fiscal year ended June 30, 2011 for additional discussion of this litigation and related escrow accounts.

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

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of September 30, 2011, there was no other such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, the Company issued 3,050 Shares of Series B Preferred Stock as in-kind dividend payments and 100,800 shares of Class A Common Stock for exercise of stock options.

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

Date:    November 14, 2011

/s/ Robert R. Kauffman
_____________________________
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

Date:    November 14, 2011

/s/ John A. Carlson
________________________
John A. Carlson
Executive Vice President and Chief Financial Officer

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert R. Kauffman, Chairman and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

/s/ Robert R. Kauffman
_____________________________
Robert R. Kauffman
Chairman and Chief Executive Officer
Alanco Technologies, Inc.

Dated:    November 14, 2011

ALANCO TECHNOLOGIES, INC.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Alanco Technologies, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Carlson, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:    November 14, 2011