Form 10-Q/A
period 2011-11-23
ALANCO TECHNOLOGIES INC
filed 2011-11-23
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to Form 10-Q for the quarter ended September 30, 2011 is being filed for the purpose of submitting exhibits related to our first XBRL filing.

Except for the item described above, no other changes have been made to the original Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011 and this Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update disclosures made in the original Form 10-Q.

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