Form 10-Q
period 2012-02-13
ALANCO TECHNOLOGIES INC
filed 2012-02-14
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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
As of February 10, 2012 there were 4,984,800 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page
PART I.	FINANCIAL INFORMATION			Number

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited)
		and June 30, 2011		4

		Condensed Consolidated Statements of Operations (Unaudited)
		For the three months ended December 31, 2011 and 2010		5

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
		For the three months ended December 31, 2011 and 2010		6

		Condensed Consolidated Statements of Operations (Unaudited)
		For the six months ended December 31, 2011 and 2010		7

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
		For the six months ended December 31, 2011 and 2010		8

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
		For the six months ended December 31, 2011		9

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the six months ended December 31, 2011 and 2010		10

	Notes to Condensed Consolidated Financial Statements (Unaudited)			12
		Note A –	Basis of Presentation and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Marketable Securities - Restricted
		Note D –	Discontinued Operations
		Note E –	Loss Per Share
		Note F –	Equity
		Note G –	Notes Payable
		Note H –	Commitments and Contingencies
		Note I –	Related Party Transactions
		Note J –	Subsequent Events
		Note K –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		27

	Item 4.	Controls and Procedures		27

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		28

	Item 4.	Removed and Reserved		28

	Item 6.	Exhibits		29

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011

	December 31, 2011	June 30, 2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,467,300	$783,200
Accounts receivable, net	48,000	149,900
Marketable securities - restricted	5,117,700	6,637,100
Prepaid expenses and other current assets	106,900	39,500
Total current assets	6,739,900	7,609,700

FURNITURE AND OFFICE EQUIPMENT, NET	5,900	6,700

TOTAL ASSETS	$6,745,800	$7,616,400

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$373,700	$553,300
Notes payable	828,000	28,000
Total current liabilities	1,201,700	581,300

LONG-TERM LIABILITIES	-	-
TOTAL LIABILITIES	1,201,700	581,300

Preferred Stock - Series B Convertible - 500,000 shares authorized,
0 and 122,600 issued and outstanding, respectively	-	1,213,300

SHAREHOLDERS' EQUITY
Common Stock
Class A - 75,000,000 no par shares authorized, 4,974,900 and
4,874,100 shares issued and 4,955,000 and 4,874,100 shares outstanding
at December 31, 2011 and June 30, 2011, respectively	108,851,500	108,696,500
Class B - 25,000,000 no par shares authorized, none
outstanding	-	-
Treasury Stock
Class A treasury shares at cost with 19,900 and 0 shares
held at December 31, 2011 and June 30, 2011, respectively	(14,100)	-
Accumulated Unrealized Gain on Marketable Securities, net of tax	137,000	466,500
Accumulated Deficit	(103,430,300)	(103,341,200)
Total shareholders' equity	5,544,100	5,821,800

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$6,745,800	$7,616,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2011	2010

NET SALES	$-	$-
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Corporate expenses	235,200	282,800
Amortization of stock-based compensation	-	3,500
Depreciation and amortization	600	200
	235,800	286,500

OPERATING LOSS	(235,800)	(286,500)

OTHER INCOME & EXPENSES
Interest income (expense), net	1,000	(86,300)
Gain on sale of marketable securities, net	38,700	-
Other income (expense), net	-	(9,000)
LOSS FROM CONTINUING OPERATIONS	(196,100)	(381,800)

LOSS FROM DISCONTINUED OPERATIONS	-	(387,000)

NET LOSS	(196,100)	(768,800)

Preferred stock dividends	-	(79,900)
Gain on redemption of Series B Preferred Stock	443,200	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$247,100	$(848,700)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.04)	$(0.07)
Discontinued operations	$0.00	$(0.07)
Preferred stock dividends	$0.00	$(0.02)
Gain on redemption of Series B Preferred Stock	$0.09	$-
Net income (loss) per share attributable to common shareholders	$0.05	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,973,100	5,437,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2011	2010

Net Loss	$(196,100)	$(768,800)

Unrealized Gain on Marketable Securities, Net of Tax	939,100	-
Less: Reclassification Adjustment for Gains Included in Net Loss	(38,700)	-

Comprehensive Income (Loss)	$704,300	$(768,800)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2011	2010

NET SALES	$-	$-
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Corporate expenses	532,200	585,500
Amortization of stock-based compensation	7,800	193,300
Depreciation and amortization	1,300	400
	541,300	779,200

OPERATING LOSS	(541,300)	(779,200)

OTHER INCOME & EXPENSES
Interest income (expense), net	800	(254,100)
Gain on sale of marketable securities, net	38,700	-
Other income (expense), net	-	(9,300)
LOSS FROM CONTINUING OPERATIONS	(501,800)	(1,042,600)

LOSS FROM DISCONTINUED OPERATIONS	-	(1,009,500)

NET LOSS	(501,800)	(2,052,100)

Preferred stock dividends	(30,500)	(159,600)
Gain on redemption of Series B Preferred Stock	443,200	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(89,100)	$(2,211,700)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.10)	$(0.20)
Discontinued operations	$0.00	$(0.19)
Preferred stock dividends	$(0.01)	$(0.03)
Gain on redemption of Series B Preferred Stock	$0.09	$0.00
Net loss per share attributable to common shareholders	$(0.02)	$(0.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,962,500	5,265,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2011	2010

Net Loss	$(501,800)	$(2,052,100)

Unrealized Loss on Marketable Securities, Net of Tax	(290,800)	-
Less: Reclassification Adjustment for Gains Included in Net Loss	(38,700)	-

Comprehensive Income (Loss)	$(831,300)	$(2,052,100)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 (unaudited)

					ACCUMULATED
					UNREALIZED GAIN
					ON MARKETABLE
	COMMON STOCK		TREASURY STOCK		SECURITIES,	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	NET OF TAX	DEFICIT	TOTAL

Balances, June 30, 2011	4,874,100	$108,696,500	-	$-	$466,500	$(103,341,200)	$5,821,800
Value of stock-based compensation	-	7,800	-	-	-	-	7,800
Shares isssued for exercise of options	100,800	151,200	-	-	-	-	151,200
Series B preferred dividends, paid in kind	-	-	-	-	-	(30,500)	(30,500)
Gain on redemption of Series B Preferred Stock	-	-	-	-	-	443,200	443,200
NASDAQ listing fees	-	(4,000)	-	-	-	-	(4,000)
Shares of Alanco common stock repurchased	-	-	19,900	(14,100)	-	-	(14,100)
Unrealized loss on marketable securities, net of tax	-	-	-	-	(329,500)	-	(329,500)
Net loss	-	-	-	-	-	(501,800)	(501,800)
Balances, December 31, 2011	4,974,900	$108,851,500	19,900	$(14,100)	$137,000	$(103,430,300)	$5,544,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(501,800)	$(2,052,100)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,300	259,900
Gain on sale of marketable securities	(38,700)	-
Stock and warrants issued for services	-	5,300
Stock-based compensation	7,800	400,700
Changes in operating assets and liabilities:
Accounts receivable, net	101,900	502,200
Inventories, net	-	(556,000)
Prepaid expenses and other current assets	(67,400)	113,000
Accounts payable and accrued expenses	(79,600)	297,300
Deferred revenue	-	(46,400)
Costs and estimated earnings in excess of billings
on uncompleted contracts	-	12,700
Billings in excess of costs and estimated earnings
on uncompleted contracts	-	7,300
Customer advances	-	172,400
Other assets	-	32,200
Net cash used in operations	(576,500)	(851,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(500)	(4,900)
Proceeds from sale of marketable securities	1,128,600	-
Proceeds from sale of net RFID Technology segment assets	-	2,000,000
Net cash provided by investing activities	$1,128,100	$1,995,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, (continued)

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	$-	$484,900
Repayment on borrowings	-	(2,382,800)
Repayment on capital leases	-	(8,600)
Proceeds from exercise of stock options	151,200	-
Proceeds from sale of equity instruments, net	-	944,400
Cash dividends paid	-	(26,500)
Payment for listing fees	(4,000)	(17,900)
Purchase of treasury shares	(14,100)	-
Other	(600)	-
Net cash provided by (used in) financing activities	132,500	(1,006,500)

NET INCREASE IN CASH	684,100	137,100

CASH AND CASH EQUIVALENTS, beginning of period	783,200	400,500

CASH AND CASH EQUIVALENTS, end of period	$1,467,300	$537,600

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the period for interest	$-	$254,100

Non-Cash Activities:
Unrealized gain (loss) on marketable securities	$(290,800)	$-
Value of shares issued in payment of interest and services	$-	$5,300
Value of stock issued for payment of notes	$-	$2,100
Series B preferred stock dividend, paid in kind	$30,500	$56,000
Gain on redemption of Series B preferred stock, net of legal fees	$443,200	$-
Series D preferred stock dividend, paid in common stock or accrued	$-	$33,400
Series E preferred stock dividend, paid or accrued	$-	$53,500
Series D preferred stock converted to common stock	$-	$518,900
Series E preferred stock converted to common stock	$-	$45,000
Marketable securities paid for services	$100,000	$-
Settlement of Series B Preferred Stock for a note payable	$800,000	$-

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation and Recent Accounting Pronouncements

Alanco Technologies, Inc., an Arizona corporation (“Alanco” or “Company”), had previously reported up to three business segments: Data Storage, Wireless Asset Management and RFID Technology.  In 2009, the Company announced a plan to divest certain operations of the Company and reinvest the proceeds into the remaining operating units.  The divestiture plan continued to be expanded until May 16, 2011, when the Company completed the sale of its final business segment, Wireless Asset Management.  As a result, as of June 30, 2011 all segment operations had been sold.  Prior period activity has been reclassified to report operating segments as discontinued operations and certain balances have been reclassified in the accompanying consolidated financial statements to conform to current year’s presentation.

As was discussed in our Form 10-K for the year ended June 30, 2011, the sale of the Company’s last operating unit, the Wireless Asset Management segment, in May of 2011, resulted in Alanco effectively becoming a holding company without operating entities. The Company believes that status to be temporary and has stated its objective to complete an appropriate merger (possibly a reverse merger) and again become an operating publicly traded company.  The Company is currently in the process of evaluating potential transactions.  The Marketable Securities received in the sale of the Wireless Asset Management segment are restricted in trading and are therefore not immediately available for shareholder distribution.

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

Other than temporary decline in market value – The Company reviews its marketable securities on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value.  The Company considers the investee company’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than-temporary decline exists in a marketable security, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2011, that are of significance, or potential significance, to us.

In April 2011, the FASB issued guidance which addresses agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and does not permit early adoption.  The Company is currently assessing the impact of this guidance on its financial position and results of operations.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In May 2011, the FASB issued guidance which applies to measurement and disclosure of fair value of assets, liabilities, or instruments in shareholder’s equity.  The guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and does not permit early adoption.  The Company is currently assessing the impact of this guidance on its financial position and results of operations.

Note B – Stock-Based Compensation and Warrants

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on the date of grant and are more fully discussed in our Form 10-K for the year ended June 30, 2011.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.  Valuation assumptions include dividend yield, expected stock volatility, risk free interest rate, and expected life of options.

The following table summarizes the Company’s stock option activity during the first six months of fiscal 2012.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value	Value

Outstanding July 1, 2011 (4)	661,800	$1.62	1.78	$394,100	$210,700
Granted	-	-	-	-	-	(2)
Exercised	(100,800)	$1.50	-	(60,000)	45,600	(3)
Forfeited or expired	(110,700)	$1.96	-	(65,900)	-
Outstanding December 31, 2011	450,300	$1.56	1.76	$268,200	$-
Exercisable December 31, 2011	450,300	$1.56	1.76	$268,200	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2011, for those awards that have an exercise price below the closing price as of December 31, 2011 of $.62.
(3)	This value is calculated as the difference between the exercise price and the market price of the stock on the date of exercise. The Company's common stock as of the various exercise dates ranged from $1.77 to $2.02.
(4)	Includes 23,400 options previously excluded.

As of December 31, 2011, the Company had 159,400 warrants outstanding with a weighted average exercise price of $6.57.  The life of the outstanding warrants extends from January 30, 2012 through July 9, 2013.  The following table summarizes the Company’s warrant activity during the first six months of fiscal 2012:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2011	201,100	$5.77
Granted	-	-
Exercised	-	-
Canceled/Expired	(41,700)	2.74
Warrants Outstanding, December 31, 2011	159,400	$6.57

Note C – Marketable Securities – Restricted

At December 31, 2011, the Company had Marketable Securities - Restricted in the amount of $5,117,700 representing the December 31, 2011 market value ($2.99 per share) of 1,828,321 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 16, 2011 sale of StarTrak, less an estimated 116,628 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreements more fully discussed in our Form 10-K filed for the fiscal year ended June 30, 2011.  The net cost basis of these shares at December 31, 2011 and June 30, 2011 is $2.91 per share.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the shares received) monthly.  The Company has classified these securities as available-for-sale at December 31, 2011. The fair value measurement at December 31, 2011 is based upon quoted prices from similar assets in active markets and thus represents a Level 2 measurement.  The restriction discussed above is why ORBCOMM’s Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $3.13 per share at June 30, 2011 to $2.99 per share at December 31, 2011, the Company recorded an unrealized loss on marketable securities (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)), of ($239,600), an unrealized loss on marketable securities sold of ($51,200) offset by the gain included in Net Loss of $38,700.  At December 31, 2011, the Accumulated Unrealized Gain on Marketable Securities, net of tax, of $137,000 was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company’s Marketable Securities at both December 31, 2011 and June 30, 2011 consist of investments in common stock of ORBCOMM, Inc. (NASDAQ: “ORBC”) acquired in May 2011 as partial consideration in the sale of the Company’s Wireless Asset Management business segment.  The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than- temporary decline exists, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.  As of close of market on February 10, 2012, the per share value of the ORBCOMM Common Stock was $3.47, $.56 per share above the cost basis of $2.91 per share and above the December 31, 2011 valuation of $2.99 per share as presented on the attached balance sheet.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the quarter ended December 31, 2011, the Company sold a total of 374,520 shares of ORBCOMM, Inc. Common Stock for a total of $1,128,600, an average selling price of approximately $3.01 per share, resulting in a net gain of $38,700.  Of the shares sold, 294,881 shares were sold at an average price of approximately $3.07 resulting in a gain of $46,700 and 79,639 shares were sold at an average price of approximately $2.81 resulting in a loss of ($8,000). In addition, the Company transferred 34,270 shares, valued at $100,000, or the Company’s cost basis of $2.91 per share, in payment of obligations related to the sale to past employees and officers of StarTrak Systems, LLC.  Considering shares transferred and sold during the quarter ended December 31, 2011, the Company disposed of 408,790 shares.

The following table summarizes the activities related to investment in Marketable Securities for the six months ended December 31, 2011.

Marketable Securities

						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Total Cost	Per Share	Total Value	Gain	(Loss)
June 30, 2011	2,120,483	$2.91	$6,170,600	$3.13	$6,637,100	$466,500	$-

Shares sold	-	-	-

September 30, 2011	2,120,483	2.91	6,170,600	2.55	5,407,200	-	(763,400)

Shares sold or transferred	(408,790)	2.91	(1,189,900)

December 31, 2011	1,711,693	$2.91	$4,980,700	$2.99	$5,177,700	$197,000	$-

Note D – Discontinued Operations

In SEC filings for the six months ended December 31, 2010, the Company reported operating results for its Data Storage, RFID Technology and Wireless Asset Management business segments.  In compliance with a formally adopted divestiture plan, the Data Storage segment was sold in February 2010, the RFID Technology segment was sold in August 2010 and the Wireless Asset Management segment was sold in May 2011.  As a result, as of June 30, 2011 the Company had divested all segment operations and the operating results were reported as Discontinued Operations.  Prior period activity has been reclassified to report operating segments as discontinued operations and certain balances have been reclassified in the accompanying condensed consolidated financial statements to conform to current year’s presentation.

The following table is a summary of the results of discontinued operations and other financial information by major segment:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

				Wireless
	Data		RFID	Asset
	Storage		Technology	Management	Total
Three Months Ended December 31, 2010
Sales	$-		$-	$3,958,100	$3,958,100
Cost of Goods Sold	-		-	2,475,200	2,475,200
Gross Profit	-		-	1,482,900	1,482,900
SG&A Expenses	100,000	(1)	-	1,769,900	1,869,900
Operating Loss	$(100,000)		$-	$(287,000)	$(387,000)
Net Loss	$(100,000)		$-	$(287,000)	$(387,000)
Gross Margin	N/A		N/A	37.5%	37.5%

Capital Expenditures	$-		$-	$134,800	$134,800
Depreciation & Amortization	$-		$-	$126,100	$126,100

Six Months Ended December 31, 2010
Sales	$-		$38,700	$7,652,800	$7,691,500
Cost of Goods Sold	-		25,200	4,966,500	4,991,700
Gross Profit	-		13,500	2,686,300	2,699,800
SG&A Expenses	100,000	(1)	155,700	3,595,800	3,851,500
Operating Loss	$(100,000)		$(142,200)	$(909,500)	$(1,151,700)
Less: Current period loss accrued
at June 30, 2010	-		142,200	-	142,200
Net Loss	$(100,000)		$-	$(909,500)	$(1,009,500)
Gross Margin	N/A		34.9%	35.1%	35.1%

Capital Expenditures	$-		$-	$134,800	$134,800
Depreciation & Amortization	$-		$3,400	$256,100	$259,500

(1)	Represents an asset impairment charge recorded during the quarter ended December 31, 2010.

Note E - Loss Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2011 and 2010, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 622,200.

Note F – Equity

The Company issued a total of 100,800 shares of the Company’s Class A Common Stock during the six months ended December 31, 2011 and received $151,200 for the exercise of stock options.  Stock-based compensation recognized during the period was valued at $7,800 and $4,000 was incurred in listing fees.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company declared and paid dividends-in-kind for the three month period ended September 30, 2011 on the Company’s Series B Convertible Preferred Stock through the issuance of 3,050 shares of Series B Preferred Stock valued at $30,500.  On December 30, 2011, the outstanding Series B Preferred Stock was repurchased by the Company in its entirety in exchange for an $800,000 non-interest bearing note payable in monthly payments of $200,000 commencing February 1, 2012 and continuing March 1, 2012, April 1, 2012 and May 1, 2012.  The difference between the $800,000 note amount and the $1,243,800 recorded amount of $443,800, net of $600 of related legal expense, was recorded directly to equity as gain on redemption of Series B Preferred Stock.   Since the Preferred Stock was repurchased prior to the next quarterly dividend declaration date of January 20, 2012, the dividends-in-kind for the quarter ended December 31, 2011 were not accrued.  The Company’s Preferred Stocks are more fully discussed in the Form 10-K for the year ended June 30, 2011.

During the six months ended December 31, 2011, the Company recognized a comprehensive loss (an unrealized loss on marketable securities held) in the amount of $329,500, reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity, to reflect the decrease in value of Marketable Securities – Restricted held at December 31, 2011. See Note A – Basis of Presentation and Recent Accounting Pronouncements for additional discussion of fair value of financial instruments and marketable securities.

    On December 12, 2011 the Company announced that its board of directors has authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  As of December 31, 2011 the Company had repurchases under the program for a total of 19,900 shares at a cost of approximately $14,100, or $.71 per share.

Note G – Notes Payable

Notes payable of $828,000 at December 31, 2011 consists of a $28,000 convertible note, bearing interest at 8% and convertible into Class A Common Stock at $2.24 per share, issued to the Company’s Chief Financial Officer for additional working capital (see Form 10-K for the fiscal year ended June 30, 2011 for additional discussion of the outstanding note payable) and an $800,000 unsecured note issued to repurchase the Company’s outstanding Series B Convertible Preferred Stock.  The $800,000 note is payable in $200,000 monthly installments commencing on February 1, 2012 and continue until paid in full.  (See Note F – Equity for additional discussion of the Series B preferred stock repurchased.)    During the six months ended December 31, 2011 the Company accrued approximately $700 in interest expense related to the $28,000 note and at December 31, 2011 had a total of $3,100 of accrued but unpaid interest expense.

Note H – Commitments and Contingencies

Legal Proceedings - The Company’s subsidiary, StarTrak Systems, LLC was made a defendant concerning certain patent infringement claims.  Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327, is a patent infringement action venued in the United States District Court for the Eastern District of Texas.  During the negotiation process to resolve the claims, the StarTrak operations were sold to ORBCOMM, Inc. (“ORBCOMM”) in a transaction structured as an asset purchase and documented in an Asset Purchase Agreement (“APA”) whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.   StarTrak and ORBCOMM have resolved the action by StarTrak agreeing to pay $77,500, with a like amount to be paid by ORBCOMM, thus avoiding substantially greater expenses than would likely be incurred in defending the action.  Payment of StarTrak’s portion of the costs to resolve the claims has been allowed for in the Patent Litigation Escrow more fully discussed below.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

StarTrak has been served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No.3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a stolen trailer containing freight owned by the plaintiffs resulting in a cargo loss estimated by Great American Lines at $8.8 million.  Great American Lines has brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak hastendered its defense in the lawsuit to its insurance company, which has accepted defense of the action under a reservation of rights declaration. The Company’s management believes that the suit is without merit and the Company will vigorously defend itself in the matter.  As such, no accrual for any potential liability was recorded as of December 31, 2011.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of December 31, 2011, there was no other such litigation pending deemed material by the Company.

Working Capital Adjustment – An additional requirement of the ORBCOMM Asset Purchase Agreement (“ORBCOMM APA”) provided compensation for changes in working capital between November 30, 2010 and May 31, 2011, the measurement date, determined in accordance with GAAP consistently applied.  If working capital, defined as current assets minus current liabilities less long-term deferred revenue, increased over the period, ORBCOMM will pay the value of that increase in cash or additional ORBCOMM Common Stock.  If the defined working capital decreased during the period, Alanco will return that amount from ORBCOMM Common Stock, at a predetermined value of $3.001 per share. The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  The parties are currently in discussion to resolve differences in the working capital adjustment and in an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties agreed to extend the resolution period to March 31, 2012.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of December 31, 2011.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter.  As of the filing of this Form 10-Q, the parties were reviewing the working capital calculations and no resolution had been reached.

Patent Litigation Escrow - To address the patent infringement claim potential liability (Innovative Global Systems LLC v. StarTrak Systems, LLC, et al. Case No.: 6:10-CV-00327), an escrow account for 249,917 shares of ORBCOMM Common Stock was established to provide for the availability of ORBCOMM shares to pay for half (StarTrak’s obligation) of costs incurred to resolve the claims pending against StarTrak at the time of the closing.  Under the escrow agreement, shares to be returned to ORBCOMM in payment of the litigation costs would be valued at $3.001 per share; therefore it is estimated that 33,322 shares would be returned to ORBCOMM in settlement of the litigation including out of pocket costs.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  Final distribution of the escrow shares is pending a review by Alanco of legal fees and expenses included by ORBCOMM in the calculations.  We expect all remaining shares under this escrow agreement to be distributed by March 31, 2012.  To recognize at December 31, 2011 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 33,322 shares.

Product Warranty Escrow - The May 2011 ORBCOMM APA (discussed above and in Form 10-K for the fiscal year ended June 30, 2011) addressed potential product warranty costs that could be incurred for the period May 1, 2011 to through April 30, 2012.  To address those potential costs, the parties agreed to establish a second escrow account in the amount of 166,611 shares of ORBCOMM common stock, to provide for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period May 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

at December 31, 2011 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management’s best estimate of the warranty costs at December 31, 2011.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable.  Final distribution under this escrow agreement is anticipated to be completed after the warranty costs have been determined for the twelve month period ended April 30, 2012.

Note I – Related Party Transactions

Notes payable at December 31, 2011 included a $28,000 unsecured convertible note, bearing interest at 8% issued to the Company’s Chief Financial Officer for additional working capital.   See Form 10-K for the fiscal year ended June 30, 2011 for additional discussion of the related party note.  During the six months ended December 31, 2011 the Company accrued approximately $700 in interest expense related to the note and at December 31, 2011 had a total of $3,100 of accrued but unpaid interest expense.

On October 10, 2011, the Company entered into employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer.  The agreements have severance provisions and are effective through December 31, 2014.  In addition, the Company and the parties have agreed to defer certain compensation due in calendar 2011 to calendar 2012.  At December 31, 2011, the Company had accrued salaries of $11,400 and $27,400 due Mr. Kauffman and Mr. Carlson respectively, related to this deferral.   Prior to December 31, 2011, the Company also agreed to defer the January 1, 2012 salary reductions discussed in the agreements through March 31, 2012 due to anticipated increased business activity.  The effective date of the salary reduction will be reviewed on a quarterly basis.   Copies of the agreements were attached as exhibits to the Form 10-K filed for the fiscal year ended June 30, 2011.

Note J – Subsequent Events

On January 6, 2012, the Company invested $300,000 in American Citizenship Center, LLC (“ACC”), a private company that provides proprietary, automated on-line assistance for eligible immigrants to prepare for, and obtain, US citizenship.  The Company received a $300,000 Note and a two year warrant to purchase 240,000 membership units (currently would equate to approximately 20% ownership) of the private company at an exercise price of $1.25 per unit.  The Note accrues interest at 7.5% (paid quarterly) on the outstanding balance, is payable in monthly installments of $75,000 commencing on March 31, 2013 and continuing until paid in full, provides board of director representation and is secured by all assets and properties of ACC.  Mr. Robert Kauffman, CEO of the Company, has also made a personal investment in the membership units of ACC.

Subsequent to December 31, 2011 and through the date of this report, the company repurchased 9,769 shares of its Class A Common Stock under its stock repurchase program (more fully discussed in Note F - Equity) at a cost of approximately $6,600, or an average cost of $.68 per share.

Also subsequent to December 31, 2011 and through the date of this report, the Company sold 236,975 shares of ORBCOMM, Inc. (presented at December 31, 2011 as marketable securities) for approximately $797,400, or an average of $3.36 per share.  See Note C - Marketable Securities – Restricted for additional discussion on the ORBCOMM stock held.

Note K - Liquidity

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

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the quarter ended December 31, 2011, the Company reported a net loss of ($501,800) and for fiscal year ended June 30, 2011, the Company reported a net loss of ($326,500).  During fiscal 2012, the Company expects to meet its working capital and other cash requirements with its current cash reserves and sales of marketable securities as required.  However, if an acquisition is completed as anticipated, the Company may require additional working capital to complete the transaction and to fund the continuing operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable merger candidates and/or successfully invest its capital.

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

Other than temporary decline in market value – The Company reviews its marketable securities on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value.  The Company considers the investee company’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than-temporary decline exists in a marketable security, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

Results of Operations

Presented below is management’s discussion and analysis of financial conditions and results of operations for the periods indicated:

       (A) Three months ended December 31, 2011 versus three months ended December 31, 2010

ALANCO TECHNOLOGIES, INC.

Net Sales
In accordance with accounting principles generally accepted in the United States of America, the Company is not reporting operating revenues for the quarters ended December 31, 2011 and 2010 because, as of June 30, 2011, all business segments had been sold and the Company had effectively become a holding company without operating entities.  The quarter ended December 31, 2010 operating results for the business segments are reported as Discontinued Operations.

Operating Expenses
Operating expenses for the quarter ended December 31, 2011, consisting of corporate expenses, amortization of stock-based compensation and depreciation expense, were $235,800, a $50,700, or 17.7%, decrease when compared to the $286,500 reported for the comparable three month period of the prior year.  Corporate expenses reported for the current quarter of $235,200 represents a decrease of $47,600, or 16.8%, compared to corporate expenses of $282,800 reported for the comparable quarter ended December 31, 2010.  The decrease is primarily due to reduction of costs for business insurance, audit fees, consulting and investor relations.  The Company did not have any amortization expense related to stock-based compensation for the quarter ended December 31, 2011 as compared to $3,500 of expense for the comparable quarter of the prior year.  Depreciation and amortization expense for the quarter ended December 31, 2011 was $600, an increase of $400 compared to the $200 reported in the comparable quarter of the prior year.

Operating Loss
Operating Loss for the quarter ended December 31, 2011 was ($235,800), a decrease of ($50,700) compared to an Operating Loss of ($286,500) reported for the same quarter of the prior year.  The decreased operating loss results from a reduction in operating expense as discussed above.

Other Income and Expense
Net interest income for the quarter ended December 31, 2011 was $1,000, an improvement of $87,300 when compared to interest expense of $86,300 for the quarter ended December 31, 2010.  The decrease resulted from the May 2011 sale of the Wireless Asset Management segment that allowed the Company to repay debt and terminate its credit agreements.  During the quarter ended December 31, 2011, the Company recorded a net gain on sale of marketable securities of $38,700, resulting from the sale of approximately 408,790 shares of its ORBCOMM Common Stock at an average selling price of $3.01 per share.  The Company did not own marketable securities during the same quarter of the previous fiscal year.  The Company has no other expense during the six months ended December 31, 2011 as compared to ($9,000) reported in the same quarter of the prior year which was the result of a write down in the value of an investment.

Discontinued Operations
The Company reported no activity from discontinued operations for the current fiscal quarter compared to a ($387,000) loss from discontinued operations for the quarter ended December 31, 2010.  The ($387,000) loss from discontinued operations reflected the operating loss incurred by the Wireless Asset Management and Data Storage segments during the quarter ended December 31, 2010.

Dividends and Redemption
The Company had zero dividend expense for the three months ended December 31, 2011, as compared to $79,900 in preferred stock dividends recorded in the comparable quarter ended December 31, 2010.   The decrease resulted from the retirement of all Series D and Series E Convertible Preferred Stock in June 2011 and the repurchase of all Series B Convertible Preferred Stock in December 2011.  See Form 10-K for the fiscal year ended June 30, 2011 for additional discussions relative to the retirement of the Series D and E Convertible Preferred Stock.  The Company recorded a net gain on redemption of the Series B Convertible Preferred Stock of $443,200, net of $600 of related legal expense.  See Note F- Equity for additional information regarding the repurchase of the Series B Convertible Preferred Stock.

ALANCO TECHNOLOGIES, INC.

Net Income (Loss) Attributable to Common Shareholders
Net Income Attributable to Common Shareholders for the quarter ended December 31, 2011 amounted to $247,100, or $.05 per share, a $1,095,800 improvement when compared to a loss of ($848,700), or ($.16) per share, in the comparable quarter of the prior year for reasons discussed above.

Comprehensive Income (Loss)
Unrealized Comprehensive Income (Loss) represents the change in market value of the Company’s Marketable Securities.  During the three months ended December 31, 2011, the Company reported an Unrealized Gain on Marketable Securities, net of tax, of $753,100 resulting from a 17.3% increase in the market value of the shares held at the end of the quarter when compared to September 30, 2011.  In addition, the Company reported an Unrealized Gain on Marketable Securities Sold of $186,000 offset by an Adjustment for Gains Included in Net Loss of ($38,700).  At December 31, 2011 the Company valued 1,711,693 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $2.99 per share for a total value of $5,117,700.  At September 30, 2011, the Company reported the 2,120,483 net shares at $2.55 per share for a total value of $5,407,200.

(B)           Six months ended December 31, 2011 versus six months ended December 31, 2010

Net Sales
In accordance with accounting principles generally accepted in the United States of America, the Company is not reporting operating revenues for the six months ended December 31, 2011 and 2010 because, as of June 30, 2011, all business segments had been sold and the Company had effectively become a holding company without operating entities.  The six months ended December 31, 2010 operating results for the business segments are reported as Discontinued Operations.

Operating Expenses
Operating expenses for the six months ended December 31, 2011, consisting of corporate expenses, amortization of stock-based compensation and depreciation expense, were $541,300, a $237,900, or 30.5%, decrease when compared to the $779,200 reported for the comparable six month period of the prior year.  Corporate expenses reported for the six months ended December 31, 2011 of $532,200 represents a decrease of $53,300, or 9.1%, compared to corporate expenses of $585,500 reported for the comparable six months ended December 31, 2010.  The decrease is primarily due to reduction of costs for business insurance, audit fees, consulting and investor relations.  Amortization of stock-based compensation for the six months ended December 31, 2011 was $7,800, a decrease of $185,500 or 96% when compared to $193,300 in the comparable six month period of the prior year.  The decrease was primarily due to a $182,000 expense in the prior period resulting from the Company’s election to re-price certain employee stock options during the quarter ended September 30, 2010 and to expense the entire increase in Black Scholes value of the re-priced options in that period.  Depreciation and amortization expense for the six months ended December 31, 2011 was $1,300, an increase of $900 compared to the $400 reported in the comparable six months of the prior year.

Operating Loss
Operating Loss for the six months ended December 31, 2011 was ($541,300), a decrease of ($237,900) compared to an Operating Loss of ($779,200) reported for the same six months of the prior year.  The decreased operating loss results from a reduction in operating expense as discussed above.

Other Income and Expense
Net interest income for the six months ended December 31, 2011 was $800, an improvement of $254,900 when compared to interest expense of $254,100 for the six months ended December 31, 2010.  The decrease resulted from the May 2011 sale of the Wireless Asset Management segment that allowed the Company to repay debt and terminate its credit agreements.  During the six months ended December 31, 2011, the Company recorded a net gain on sale of marketable securities of $38,700, resulting from the sale of approximately 408,790 shares of its ORBCOMM Common Stock at an average selling price of $3.01 per share.  The Company did not own marketable securities during the same six months of the previous fiscal year.  The Company has no other expense during the six months ended December 31, 2011 as compared to ($9,300) reported in the same six month period of the prior year which was the result of a write down in the value of an investment.

ALANCO TECHNOLOGIES, INC.

Discontinued Operations
The Company reported no activity from discontinued operations for the current six months compared to a ($1,009,500) loss from discontinued operations for the six months ended December 31, 2010.  The ($1,009,500) loss from discontinued operations reflected the operating loss incurred by the Wireless Asset Management and Data Storage segments during the six months ended December 31, 2010.

Dividends and Redemption
Dividend expense for the six months ended December 31, 2011 was $30,500, as compared to $159,600 in preferred stock dividends recorded in the comparable six months ended December 31, 2010.   The decrease resulted from the retirement of all Series D and Series E Convertible Preferred Stock in June 2011 and the repurchase of all Series B Convertible Preferred Stock in December 2011.  See Form 10-K for the fiscal year ended June 30, 2011 for additional discussions relative to the retirement of the Series D and E Convertible Preferred Stock.  The Company recorded a net gain on redemption of the Series B Convertible Preferred Stock of $443,200, net of $600 of related legal expense. See Note F - Equity for additional information regarding the repurchase of the Series B Convertible Preferred Stock.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the six months ended December 31, 2011 amounted to ($89,100), or ($.02) per share, a $2,122,600, or 96% decrease when compared to a loss of ($2,211,700), or ($.42) per share, in the comparable six months of the prior year for reasons discussed above.

Comprehensive Income (Loss)
Unrealized Comprehensive Income (Loss) represents the change in market value of the Company’s Marketable Securities.  During the six months ended December 31, 2011, the Company reported an Unrealized Loss on Marketable Securities, net of tax, of ($239,600) resulting from a 4.5% decrease in the market value of the shares held at the end of the six months.  In addition, the Company reported an Unrealized Loss on Marketable Securities Sold of ($51,200) offset by an Adjustment for gains Included in Net Loss of $38,700.  At December 31, 2011 the Company valued 1,711,693 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $2.99 per share for a total value of $5,117,700.  At June 30, 2011, the Company reported the 2,120,483 net shares at $3.13 per share for a total value of $6,637,100.

Liquidity and Capital Resources

The Company’s current assets at December 31, 2011 exceeded current liabilities by $5,538,200, resulting in a current ratio of 5.6 to 1.  At June 30, 2011, current assets exceeded current liabilities by $7,028,400 reflecting a current ratio of 13 to 1.  The reduction in net current assets at December 31, 2011 versus June 30, 2011 was due primarily to the ($89,100) Net Loss attributable to Common Shareholders reported for the six months ended December 31, 2011, an increase to Notes Payable of $800,000 related to the repurchase of the Series B Convertible Preferred Stock, and a ($329,500) Unrealized loss on marketable securities, net of tax reported separately in the equity section of the balance sheet due to a market value reduction of Marketable securities – restricted held at December 31, 2011 and June 30, 2011.

Consolidated accounts receivable of $48,000 at December 31, 2011 reflects a decrease of $101,900, or 68%, when compared to the $149,900 reported as consolidated accounts receivable at June 30, 2011.  Consolidated accounts receivable at both December 31, 2011 and June 30, 2011 represents amounts due to the Company relating to the sale of its StarTrak Systems, LLC subsidiary in May 2011.

Cash used in operations for the six-month period ended December 31, 2011 was $576,500, a decrease of $275,000, or 32.3%, when compared to cash used in operations of $851,500 for the comparable period ended December 31, 2010.  The decrease in cash used in operating activities during the six-month period resulted primarily from a decrease in net cash operating loss during the current period as compared to the same period of the prior year.

ALANCO TECHNOLOGIES, INC.

Cash provided by investing activities for the six-month period ended December 31, 2011 was $1,128,100, a decrease of $867,000, or 43.5%, when compared to cash provided by investing activities of $1,995,100 for the comparable period ended December 31, 2010.  The cash provided by investing activities during the current six month period was the result of proceeds received from the sale of marketable securities as compared to cash provided by investing activities in the same period of the prior year which was the result of proceeds received from the sale of the Company’s RFID Technology segment net assets during the quarter ended September 30, 2010.

Cash provided by financing activities for the six months ended December 31, 2011 amounted to $132,500, an increase of $1,139,000 compared to net cash used in financing activities for the six months ended December 31, 2010 of ($1,006,500), which included cash used in the net repayment of borrowing of approximately $2.38 million.

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

During fiscal 2012, the Company expects to meet its working capital and other cash requirements with its current cash reserves and sales of marketable securities as required.  However, if an acquisition is completed as anticipated, the Company may require additional working capital to complete the transaction and to fund the continuing operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable merger candidates and/or successfully invest its capital.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALANCO TECHNOLOGIES, INC.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company’s subsidiary, StarTrak Systems, LLC has been made a defendant concerning certain patent infringement claims.  Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327, is  a patent infringement action venued in the United States District Court for the Eastern District of Texas.  StarTrak has resolved the action by agreeing to pay $77,500, with a like amount to be paid by ORBCOMM, thus avoiding substantially greater expenses than would likely be incurred in defending the action.  See Form 10-K for the fiscal year ended June 30, 2011 for additional discussion of this litigation and related escrow accounts.

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

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of December 31, 2011, there was no other such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2011, the Company issued 3,050 Shares of Series B Preferred Stock as in-kind dividend payments and 100,800 shares of Class A Common Stock for exercise of stock options.

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