Form 10-K/A
period 2011-11-04
ALANCO TECHNOLOGIES INC
filed 2012-02-29
CIK 98618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 2 to Form 10-K for the fiscal year ended June 30, 2011 is being filed for the purposes of updating the certifications of the Company's officers.  In addition, the certifications were separated from the document and have been attached hereto as exhibits.

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

Date: February 29, 2012

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

SIGNATURE	TITLE	DATE

/s/Robert R. Kauffman	Director &	February 29, 2012
Robert R. Kauffman	Chief Executive Officer

/s/James T. Hecker	Director	February 29, 2012
James T. Hecker

/s/Harold S. Carpenter	Director	February 29, 2012
Harold S. Carpenter

/s/Thomas C. LaVoy	Director	February 29, 2012
Thomas C. LaVoy

/s/John A. Carlson	Director &	February 29, 2012
John A. Carlson	Chief Financial Officer

By /s/ Robert R. Kauffman
Chairman and Chief Executive Officer

Transfer Agent
Computershare Trust Company, Inc.
350 Indiana Street, Suite 800
Golden, CO 80401
303-262-0600
Fax: 303-262-0700