Form 10-Q
period 2012-05-14
ALANCO TECHNOLOGIES INC
filed 2012-05-14
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
As of May 8, 2012 there were 5,022,000 shares of common stock outstanding.

INDEX
				Page
PART I.	FINANCIAL INFORMATION			Number

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited)
		and June 30, 2011		4

		Condensed Consolidated Statements of Operations (Unaudited)
		For the three months ended March 31, 2012 and 2011		5

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
		For the three months ended March 31, 2012 and 2011		6

		Condensed Consolidated Statements of Operations (Unaudited)
		For the nine months ended March 31, 2012 and 2011		7

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
		For the nine months ended March 31, 2012 and 2011		8

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
		For the nine months ended March 31, 2012		9

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the nine months ended March 31, 2012 and 2011		10

	Notes to Condensed Consolidated Financial Statements (Unaudited)			12
		Note A –	Basis of Presentation and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Marketable Securities – Restricted
		Note D – Note E –	Discontinued Operations American Citizenship Center, LLC Note Receivable
		Note F –	Loss Per Share
		Note G –	Equity
		Note H –	Notes Payable
		Note I –	Commitments and Contingencies
		Note J –	Related Party Transactions
		Note K –	Subsequent Events
		Note L –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		28

	Item 4.	Controls and Procedures		28

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		29

	Item 6.	Exhibits		30

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

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND JUNE 30, 2011

	March 31, 2012	June 30, 2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,022,100	$783,200
Accounts receivable, net	48,000	149,900
Interest receivable	5,500	-
Note receivable	75,000	-
Marketable securities - restricted	4,511,600	6,637,100
Prepaid expenses and other current assets	201,800	39,500
Total current assets	6,864,000	7,609,700

FURNITURE AND OFFICE EQUIPMENT, NET	6,300	6,700

NOTE RECEIVABLE, LONG-TERM	225,000	-

TOTAL ASSETS	$7,095,300	$7,616,400

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$278,800	$553,300
Notes payable	228,000	28,000
Total current liabilities	506,800	581,300

LONG-TERM LIABILITIES	-	-
TOTAL LIABILITIES	506,800	581,300

Preferred Stock - Series B Convertible - 500,000 shares authorized,
0 and 122,600 issued and outstanding, respectively	-	1,213,300

SHAREHOLDERS' EQUITY
Common Stock
Class A - 75,000,000 no par shares authorized, 4,984,800 and
4,874,100 shares issued and outstanding at March 31, 2012
and June 30, 2011, respectively	108,857,300	108,696,500
Class B - 25,000,000 no par shares authorized, none
outstanding	-	-
Accumulated Unrealized Gain on Marketable Securities, net of tax	1,101,700	466,500
Accumulated Deficit	(103,370,500)	(103,341,200)
Total shareholders' equity	6,588,500	5,821,800

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$7,095,300	$7,616,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2012	2011

NET SALES	$-	$-
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Corporate expenses	270,200	262,100
Depreciation and amortization	600	100
	270,800	262,200

OPERATING LOSS	(270,800)	(262,200)

OTHER INCOME & EXPENSES
Interest income (expense), net	6,300	(130,400)
Gain on sale of marketable securities, net	321,700	-
Other income, net	2,700	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	59,900	(392,600)

INCOME FROM DISCONTINUED OPERATIONS	-	800

NET INCOME (LOSS)	59,900	(391,800)

Preferred stock dividends	-	(79,400)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$59,900	$(471,200)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$0.01	$(0.07)
Discontinued operations	$0.00	$0.00
Preferred stock dividends	$0.00	$(0.02)
Net income (loss) per share attributable to common shareholders	$0.01	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,966,300	5,528,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2012	2011

Net Income (Loss)	$59,900	$(391,800)

Unrealized Gain on Securities Held at March 31, 2012, Net of Tax	1,007,800	-
Less: Adjustment for Unrealized Gains Previously Recorded on	(43,100)	-
Marketable Securities Sold During the Period
Comprehensive Income (Loss)	$1,024,600	$(391,800)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2012	2011

NET SALES	$-	$-
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Corporate expenses	802,400	847,400
Amortization of stock-based compensation	7,800	193,400
Depreciation and amortization	2,000	500
	812,200	1,041,300

OPERATING LOSS	(812,200)	(1,041,300)

OTHER INCOME & EXPENSES
Interest income (expense), net	7,100	(384,400)
Gain on sale of marketable securities, net	360,400	-
Other income (expense), net	2,700	(9,300)
LOSS FROM CONTINUING OPERATIONS	(442,000)	(1,435,000)

LOSS FROM DISCONTINUED OPERATIONS	-	(1,008,900)

NET LOSS	(442,000)	(2,443,900)

Preferred stock dividends	(30,500)	(239,000)
Gain on redemption of Series B Preferred Stock	443,200	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(29,300)	$(2,682,900)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.09)	$(0.27)
Discontinued operations	$0.00	$(0.19)
Preferred stock dividends	$(0.01)	$(0.04)
Gain on redemption of Series B Preferred Stock	$0.09	$0.00
Net loss per share attributable to common shareholders	$(0.01)	$(0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,994,100	5,352,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2012	2011

Net Loss	$(442,000)	$(2,443,900)

Unrealized Gain on Securities Held at March 31, 2012, Net of Tax	843,800	-
Less: Adjustment for Unrealized Gains Previously Recorded on	(208,600)	-
Marketable Securities Sold During the Period
Comprehensive Income (Loss)	$193,200	$(2,443,900)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2012 (unaudited)

					ACCUMULATED
					UNREALIZED GAIN
					ON MARKETABLE
	COMMON STOCK		TREASURY STOCK		SECURITIES,	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	NET OF TAX	DEFICIT	TOTAL

Balances, June 30, 2011	4,874,100	$108,696,500	-	$-	$466,500	$(103,341,200)	$5,821,800
Value of stock-based compensation	-	7,800	-	-	-	-	7,800
Shares isssued for exercise of options	100,800	151,200	-	-	-	-	151,200
Shares issued for services	39,600	26,500	-	-	-	-	26,500
Series B preferred dividends, paid in kind	-	-	-	-	-	(30,500)	(30,500)
Gain on redemption of Series B Preferred Stock	-	-	-	-	-	443,200	443,200
NASDAQ listing fees	-	(4,000)	-	-	-	-	(4,000)
Purchase of treasury shares	-	-	29,700	20,700	-	-	20,700
Cancellation of treasury shares	(29,700)	(20,700)	(29,700)	(20,700)	-	-	(41,400)
Unrealized gain on marketable securities, net of tax	-	-	-	-	635,200	-	635,200
Net loss	-	-	-	-	-	(442,000)	(442,000)
Balances, March 31, 2012	4,984,800	$108,857,300	-	$-	$1,101,700	$(103,370,500)	$6,588,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(442,000)	$(2,443,900)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,000	394,600
Gain on sale of marketable securities	(360,400)	-
Stock and warrants issued for services	26,500	5,300
Stock-based compensation	7,800	498,600
Changes in operating assets and liabilities:
Accounts receivable	101,900	796,100
Inventories	-	(841,700)
Interest receivable	(5,500)	-
Prepaid expenses and other current assets	(162,300)	133,300
Accounts payable and accrued expenses	(174,500)	241,000
Deferred revenue	-	52,400
Costs and estimated earnings in excess of billings
on uncompleted contracts	-	12,800
Billings in excess of costs and estimated earnings
on uncompleted contracts	-	7,300
Customer advances	-	(4,500)
Other assets	-	42,600
Net cash used in operating activities	(1,006,500)	(1,106,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	(300,000)	-
Purchase of property, plant, and equipment	(1,600)	(21,500)
Proceeds from sale of marketable securities	3,021,100	-
Proceeds from sale of net RFID Technology segment assets	-	2,000,000
Net cash provided by investing activities	$2,719,500	$1,978,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, (continued)

	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	$-	$784,800
Repayment on borrowings	(600,000)	(2,382,800)
Repayment on capital leases	-	(13,200)
Proceeds from exercise of stock options	151,200	-
Proceeds from sale of equity instruments, net	-	947,200
Cash dividends paid	-	(39,200)
Payment for listing fees	(4,000)	(17,900)
Purchase of treasury shares	(20,700)	-
Other	(600)	-
Net cash used in financing activities	(474,100)	(721,100)

NET INCREASE IN CASH	1,238,900	151,300

CASH AND CASH EQUIVALENTS, beginning of period	783,200	400,500

CASH AND CASH EQUIVALENTS, end of period	$2,022,100	$551,800

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the period for interest	$-	$376,000

Non-Cash Activities:
Unrealized gain on marketable securities	$635,200	$-
Value of shares issued in payment of interest and services	$26,500	$5,300
Value of stock issued for payment of notes	$-	$2,100
Series B preferred stock dividend, paid in kind	$30,500	$85,000
Gain on redemption of Series B preferred stock, net of legal fees	$443,200	$-
Series D preferred stock dividend, paid in common stock or accrued	$-	$33,400
Series E preferred stock dividend, paid or accrued	$-	$83,700
Series D preferred stock converted to common stock	$-	$518,900
Series E preferred stock converted to common stock	$-	$45,000
Marketable securities paid for services	$100,000	$-
Settlement of Series B Preferred Stock for a note payable	$800,000	$-
Financing costs paid with debt	$-	$30,000

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

As was discussed in our Form 10-K for the year ended June 30, 2011, the sale of the Company’s last operating unit, the Wireless Asset Management segment, in May of 2011, resulted in Alanco effectively becoming a holding company without operating entities. The Company believes that status to be temporary and has stated its objective to complete an appropriate merger and again become an operating company.  See Note K – Subsequent Events for a discussion on current investment activities of the Company.  The Marketable Securities received in the sale of the Wireless Asset Management segment are restricted in trading and are therefore not immediately available for shareholder distribution.

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2011 Annual Report filed on Form 10-K.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period.  The reclassifications had no effect on net income (loss).

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

Fair Value of Financial Instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.  The Company measures and discloses its investments in marketable securities, which are classified as available for sale, at fair value on a recurring basis, in accordance with the ASC.  These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, note receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature and borrowing rates currently available to the Company for loans with similar terms and maturities.

           Marketable Securities – The Company determines the appropriate classification of its investments in marketable equity securities at the time of acquisition and reevaluates such determinations at each balance sheet date.  Marketable securities are classified as held to maturity when the Company has the positive intent and ability to hold securities to maturity.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with the unrealized gains and losses recognized in earnings.  Marketable securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders’ equity.  The Company has classified all of its marketable securities as available for sale.  The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, that are of significance, or potential significance, to us.

In April 2011, the FASB issued guidance which addresses agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The guidance is effective for the first interim or annual period on or after December 15, 2011.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations, effective during the current quarter.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In May 2011, the FASB issued guidance which applies to measurement and disclosure of fair value of assets, liabilities, or instruments in shareholder’s equity.  The guidance is effective for the first interim or annual period on or after December 15, 2011.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations, effective during the current quarter.

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

The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2012.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate	Aggregate
			Exercise Price	Contractual	Fair	Instrinsic
		Shares	Per Share	Term (1)	Value	Value (2)

Outstanding July 1, 2011 (4)		661,800	$1.62	1.78	$394,100	$210,700
	Granted	-	-	-	-	-
	Exercised	(100,800)	$1.50	-	(60,000)	45,600	(3)
	Forfeited or expired	(110,700)	$1.96	-	(65,900)	-
Outstanding March 31, 2012		450,300	$1.56	1.51	$268,200	$-
Exercisable March 31, 2012		450,300	$1.56	1.51	$268,200	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying
	awards and the closing price of the Company's common stock as of March 31, 2012, for those awards that
	have an exercise price below the closing price as of March 31, 2012 of $.74.
(3)	This value is calculated as the difference between the exercise price and the market price of the stock on the
	date of exercise. The Company's common stock as of the various exercise dates ranged from $1.77 to $2.02.
(4)	Includes 23,400 options previously excluded.

    As of March 31, 2012, the Company had 150,400 warrants outstanding with a weighted average exercise price of $6.24.  The life of the outstanding warrants extends through July 9, 2013.  The following table summarizes the Company’s warrant activity during the first nine months of fiscal 2012:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2011	201,100	$5.77
Granted	-	-
Exercised	-	-
Canceled/Expired	(50,700)	4.38
Warrants Outstanding, March 31, 2012	150,400	$6.24

Note C – Marketable Securities – Restricted

At March 31, 2012, the Company had Marketable Securities - Restricted in the amount of $4,511,600 representing the March 31, 2012 market value ($3.85 per share) of 1,171,884 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 16, 2011 sale of StarTrak, net of an estimated 116,628 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreements more fully discussed in our Form 10-K filed for the fiscal year ended June 30, 2011.  The net cost basis of these shares at March 31, 2012 and June 30, 2011 is $2.91 per share.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the shares received) monthly.  The Company has classified these securities as available-for-sale at March 31, 2012. The fair value measurement at March 31, 2012 is based upon quoted prices from similar assets in active markets and thus represents a Level 2 measurement.  The restriction discussed above is why ORBCOMM’s Common Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $3.13 per share at June 30, 2011 to $3.85 per share at March 31, 2012, the Company recorded an unrealized gain on marketable securities held at March 31, 2012 (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)), of $843,800, offset by an adjustment for unrealized gains previously recorded related to securities sold during the period.  The actual gain or loss of securities sold is reported in the Net Income (Loss).  At March 31, 2012, the Accumulated Unrealized Gain on Marketable Securities, net of tax, of $1,107,700 was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company’s Marketable Securities at both March 31, 2012 and June 30, 2011 consist of investments in common stock of ORBCOMM, Inc. (NASDAQ: “ORBC”) acquired in May 2011 as partial consideration in the sale of the Company’s Wireless Asset Management business segment.  The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than- temporary decline exists, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.  As of close of market on May 8, 2012, the per share value of the ORBCOMM Common Stock was $3.06, $.15 per share above the cost basis of $2.91 per share and below the March 31, 2012 valuation of $3.85 per share as presented on the attached balance sheet.

The Company sold a total of 539,809 shares of ORBCOMM, Inc. Common Stock during the quarter ended March 31, 2012 for total proceeds of $1,892,600, and an average selling price of approximately $3.51 per share, resulting in a net gain of $321,700.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the nine month period ended March 31, 2012, the Company sold a total of 914,329 shares of ORBCOMM, Inc. Common Stock for a total net gain of $360,400.  In addition, the Company transferred 34,270 shares, valued at $100,000, or the Company’s cost basis of $2.91 per share, in payment of obligations related to the sale to past employees and officers of StarTrak Systems, LLC.  Considering shares transferred and sold during the nine months ended March 31, 2012, the Company disposed of 948,599 shares.

The following table summarizes the activities related to investment in Marketable Securities for the nine months ended March 31, 2012.

Marketable Securities
						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Total Cost	Per Share	Total Value	Gain	(Loss)
June 30, 2011	2,120,483	$2.91	$6,170,600	$3.13	$6,637,100	$466,500	$-

Shares sold	-	-	-

September 30, 2011	2,120,483	2.91	6,170,600	2.55	5,407,200	-	(763,400)

Shares sold or transferred	(408,790)	2.91	(1,189,900)

December 31, 2011	1,711,693	2.91	4,980,700	2.99	5,177,700	197,000	-

Shares sold	(539,809)	2.91	(1,570,800)

March 31, 2012	1,171,884	$2.91	$3,409,900	$3.85	$4,511,600	$1,101,700	$-

Note D – Discontinued Operations

In SEC filings for the nine months ended March 31, 2011, the Company reported operating results for its Data Storage, RFID Technology and Wireless Asset Management business segments.  In compliance with a formally adopted divestiture plan, the Data Storage segment was sold in February 2010, the RFID Technology segment was sold in August 2010 and the Wireless Asset Management segment was sold in May 2011.  As a result, as of June 30, 2011 the Company had divested all segment operations and the operating results were reported as Discontinued Operations.  Prior period activity has been reclassified to report operating segments as discontinued operations and certain balances have been reclassified in the accompanying condensed consolidated financial statements to conform to current year’s presentation.

The following table is a summary of the results of discontinued operations and other financial information by major segment:

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

				Wireless
	Data		RFID	Asset
	Storage		Technology	Management	Total
Three Months Ended March 31, 2011
Sales	$-		$-	$4,088,400	$4,088,400
Cost of Goods Sold	-		-	2,196,100	2,196,100
Gross Profit	-		-	1,892,300	1,892,300
SG&A Expenses	-		-	1,891,500	1,891,500
Operating Loss	$-		$-	$800	$800
Net Loss	$-		$-	$800	$800
Gross Margin	N/A		N/A	46.3%	46.3%

Capital Expenditures	$-		$-	$16,600	$16,600
Depreciation & Amortization	$-		$-	$134,600	$134,600

Nine Months Ended March 31, 2011
Sales	$-		$38,700	$11,741,200	$11,779,900
Cost of Goods Sold	-		25,200	7,162,600	7,187,800
Gross Profit	-		13,500	4,578,600	4,592,100
SG&A Expenses	100,000	(1)	155,700	5,487,500	5,743,200
Operating Loss	$(100,000)		$(142,200)	$(908,900)	$(1,151,100)
Less: Current period loss accrued
at June 30, 2010	-		142,200	-	142,200
Net Loss	$(100,000)		$-	$(908,900)	$(1,008,900)
Gross Margin	N/A		34.9%	39.0%	39.0%

Capital Expenditures	$-		$-	$151,400	$151,400
Depreciation & Amortization	$-		$3,400	$390,700	$394,100

(1)	Represents an asset impairment charge recorded during the quarter ended December 31, 2010.

Note E – American Citizen Center, LLC Note Receivable

On January 6, 2012, the Company provided $300,000 to American Citizenship Center, LLC (“ACC”), a private company that provides proprietary, automated on-line assistance for eligible immigrants to prepare for, and obtain, US citizenship.  The Company received a $300,000 Note and a two year warrant to purchase 240,000 membership units (currently would equate to approximately 20% ownership) of the private company at an exercise price of $1.25 per unit.  The Note accrues interest at 7.5% (paid quarterly) on the outstanding balance, is payable in monthly installments of $75,000 commencing on March 31, 2013 and continuing until paid in full, provides board of director representation and is secured by all assets and properties of ACC.  Mr. Robert Kauffman, CEO of the Company, has also made a personal investment in the membership units of ACC.

Note F - Loss Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2012 and 2011, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 613,200 at March 31, 2012.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note G – Equity

The Company issued a total of 140,400 shares of the Company’s Class A Common Stock during the nine months ended March 31, 2012.  100,800 shares were issued for the exercise of stock options at a total exercise price of $151,200 (average price of $1.50 per share) and 39,600 shares, valued at $26,500, were issued for services.  Stock-based compensation recognized during the period was valued at $7,800 and $4,000 was incurred in listing fees.  In addition, the Company cancelled 29,700 treasury shares, with a cost basis of $20,700, reducing the number of shares issued by same amount.

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

    During the nine months ended March 31, 2012, the Company recognized a comprehensive unrealized gain on marketable securities held in the amount of $635,200, reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity, to reflect the increase in value of Marketable Securities – Restricted held at March 31, 2012. See Note A – Basis of Presentation and Recent Accounting Pronouncements for additional discussion of fair value of financial instruments and marketable securities.

On December 12, 2011 the Company announced that its board of directors has authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  As of March 31, 2012 the Company had repurchases under the program for a total of 29,700 shares at a cost of approximately $20,700, or $.70 per share.

Note H – Notes Payable

Notes payable of $228,000 at March 31, 2012 consists of a $28,000 convertible note, bearing interest at 8% and convertible into Class A Common Stock at $2.24 per share, issued to the Company’s Chief Financial Officer for additional working capital (see Form 10-K for the fiscal year ended June 30, 2011 for additional discussion of the outstanding note payable) and a $200,000 balance due on an $800,000 unsecured note issued to repurchase the Company’s outstanding Series B Convertible Preferred Stock.  The $800,000 note was payable in $200,000 monthly installments commencing on February 1, 2012 and continue until paid in full.  The April 1, 2012 $200,000 payment was made on March 31, 2012, resulting in the $200,000 balance due at March 31, 2012.  (See Note G – Equity for additional discussion of the Series B preferred stock repurchased).  During the nine months ended March 31, 2012 the Company accrued approximately $1,100 in interest expense related to the $28,000 note.  See Note J – Related Party Transactions for additional discussion of the note payable.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note I – Commitments and Contingencies

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

StarTrak has been served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No. 3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a stolen trailer containing freight owned by the plaintiffs resulting in a cargo loss estimated by Great American Lines at $8.8 million.  Great American Lines has brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak has tendered its defense in the lawsuit to its insurance company, which has accepted defense of the action under a reservation of rights declaration. The Company’s management believes that the suit is without merit and the Company will vigorously defend itself in the matter.  As such, no accrual for any potential liability was recorded as of March 31, 2012.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of March 31, 2012, there was no other such litigation pending deemed material by the Company.

Working Capital Adjustment – An additional requirement of the ORBCOMM Asset Purchase Agreement (“ORBCOMM APA”) provided compensation for changes in working capital between November 30, 2010 and May 31, 2011, the measurement date, determined in accordance with GAAP consistently applied.  If working capital, defined as current assets minus current liabilities less long-term deferred revenue, increased over the period, ORBCOMM will pay the value of that increase in cash or additional ORBCOMM Common Stock.  If the defined working capital decreased during the period, Alanco will return that amount from ORBCOMM Common Stock, at a predetermined value of $3.001 per share. The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  The parties are currently in discussion to resolve differences in the working capital adjustment and in an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties agreed to extend the resolution period to May 31, 2012.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of March 31, 2012.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter.  As of the filing of this Form 10-Q, the parties were reviewing the working capital calculations and no resolution had been reached.

Patent Litigation Escrow - To address the patent infringement claim potential liability (Innovative Global Systems LLC v. StarTrak Systems, LLC, et al. Case No.: 6:10-CV-00327), an escrow account for 249,917 shares of ORBCOMM Common Stock was established to provide for the availability of ORBCOMM shares to pay for half (StarTrak’s obligation) of costs incurred to resolve the claims pending against StarTrak at the time of the closing.  Under the escrow agreement, shares to be returned to ORBCOMM in payment of the litigation costs would be valued at $3.001 per share; therefore it is estimated that 29,990 shares would be returned to ORBCOMM in settlement of the litigation including out of pocket costs.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  Final distribution of the escrow shares is pending.  We expect all remaining shares under this escrow agreement to be distributed by May 31, 2012.  To recognize at March 31, 2012 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 29,990 shares.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Product Warranty Escrow - The May 2011 ORBCOMM APA (discussed above and in Form 10-K for the fiscal year ended June 30, 2011) addressed potential product warranty costs that could be incurred for the period March 1, 2011 to through February 29, 2012.  To address those potential costs, the parties agreed to establish a second escrow account in the amount of 166,611 shares of ORBCOMM common stock, to provide for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period May 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at March 31, 2012 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management’s best estimate of the warranty costs at March 31, 2012.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable.  Final distribution under this escrow agreement is anticipated to be completed after the warranty costs have been determined for the twelve month period ended April 30, 2012.

Note J – Related Party Transactions

Notes payable at March 31, 2012 included a $28,000 unsecured convertible note, bearing interest at 8% issued to the Company’s Chief Financial Officer for additional working capital.   See Form 10-K for the fiscal year ended June 30, 2011 for additional discussion of the related party note.  During the nine months ended March 31, 2012 the Company accrued approximately $1,100 in interest expense related to the note and at March 31, 2012 had a total of $3,400 of accrued but unpaid interest expense.

On October 10, 2011, the Company entered into employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer.  The agreements have severance provisions and are effective through December 31, 2014.  In addition, the Company and the parties have agreed to defer certain compensation due in calendar 2011 to calendar 2012.  At March 31, 2012, all deferred amounts had been paid.  Prior to December 31, 2011, the Company also agreed to defer the January 1, 2012 salary reductions discussed in the agreements due to anticipated increased business activity.  The effective date of the salary reduction is currently on hold and will be reviewed on a quarterly basis.   Copies of the agreements were attached as exhibits to the Form 10-K filed for the fiscal year ended June 30, 2011.

Note K – Subsequent Events

Alanco Energy Services, Inc. - Effective April 2, 2012, Alanco Energy Services, Inc. ("AES"), a new wholly owned subsidiary of Alanco Technologies, Inc., executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for 20 acres near Grand Junction, CO and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities. The terms of the agreement requires minimum monthly lease payments plus additional rent based upon quantities of produced water received at the site. In addition, TCO can earn additional payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years, the initial term of the lease. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

AES has also entered into a definitive agreement ("Agreement") with Deer Creek Disposal, LLC ("DCD") to acquire a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non interest bearing, secured, $200,000 note due November 15, 2012. AES has also agreed to potential additional earn-out payments to DCD of up to $800,000, generally based on quarterly revenues in excess of operating expenses.

Related to the treatment and disposal facilities, AES has also entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits are attained.  In addition, the Company agreed to pay TCO at closing up to $85,000 and issue to 40,000 shares of Common Stock of Alanco Technologies, Inc. as reimbursement for past expenses in acquiring permits and for past management services.

Symbius Financial, Inc. – Effective April 25, 2012, Alanco purchased 300,000 shares of Series A Convertible Preferred Stock (“Preferred Shares”) issued by Symbius Financial, Inc. (“Symbius”) the developer and provider of PayEarly loan products.  PayEarly is a payroll loan product offered primarily through payroll provider partners using PayEarly’s unique software, seamlessly incorporated within the payroll provider’s payroll software platforms to process the loans.  The PayEarly loan product is provided directly to the employee.

The Series A Convertible Preferred Shares acquired are convertible into 300,000 shares of Symbius Common Stock, or an approximate 24% ownership.  Under terms of the transaction, Alanco paid $150,000 for the Series A Convertible Preferred Shares at closing and agreed to provide a secured credit line ($100,000 available at Closing) in the form of a term loan that, upon Symbius achieving certain financial objectives, can reach a maximum of $250,000.  The term loan is secured by all assets of Symbius, bears interest at 7 ½% and is repayable over a period of up to 17 months with payments commencing January 1, 2013.  In addition, Alanco obtained options, exercisable for 12 months from date of close, from major Symbius founders to acquire up to 250,000 Symbius common shares currently outstanding at $1.50 per share and Symbius warrants, effective for a period of 24 months from date of close, whereby Alanco can acquire up to 250,000 newly issued shares of common stock at a price of $1.50 per share.  Finally, the parties agreed that Alanco would have the right to acquire, from shareholders, through December 31, 2012 any remaining outstanding Symbius common shares in consideration of Alanco Common Stock at a ratio of 1.5 shares of Alanco for each share of Symbius and at a ratio of 2 shares of Alanco for each share of Symbius from January 1, 2013 to December 31, 2013.  The Company anticipates reporting future operating results of Symbius under the Equity Method.

Subsequent to March 31, 2012 and through the date of this report, the Company repurchased approximately 2,800 shares of its Class A Common Stock under its stock repurchase program (more fully discussed in Note G - Equity).

Also subsequent to March 31, 2012 and through the date of this report, the Company sold 6,444 shares of ORBCOMM, Inc. (presented at March 31, 2012 as marketable securities) for approximately $24,600, or an average of $3.82 per share.  See Note C - Marketable Securities – Restricted for additional discussion on the ORBCOMM stock held.

On April 10, 2012, the Company granted five year stock options to directors, officers and employees to acquire 635,000 shares of the Company’s common stock at an exercise price of $.75 per share.  The stock options vest over a 15 month period.  Simultaneously with the grants, the Company cancelled outstanding stock options to the same directors, officers and employee to purchase a total of 398,800 shares at a price of $1.50 per share, with expiration dates ranging from May 16, 2012 to November 16, 2015.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note L - Liquidity

As was discussed previously, the sale of the Company’s last operating unit, the Wireless Asset Management segment, in May 2011 resulted in Alanco effectively becoming a holding company without operating entities.  The Company believes that status to be temporary and has stated its objective to complete an appropriate acquisition or merger and again become an operating company.  The Company is currently in the process of evaluating potential transactions.  See Note K – Subsequent Events for a discussion on current investment activities of the Company.

During the nine months ended March 31, 2012, the Company reported a net loss of ($442,000) and for fiscal year ended June 30, 2011, the Company reported a net loss of ($57,800).  During fiscal 2012, the Company expects to meet its working capital and other cash requirements with its current cash reserves and sales of marketable securities as required.  However, if an acquisition is completed as anticipated, the Company may require additional working capital to complete the transaction and to fund the continuing operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable merger candidates and/or successfully invest its capital.

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

Fair value of financial instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, note receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature and borrowing rates currently available to the Company for loans with similar terms and maturities.

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

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended March 31, 2012 versus three months ended March 31, 2011

Net Sales
In accordance with accounting principles generally accepted in the United States of America, the Company is not reporting operating revenues for the quarters ended March 31, 2012 and 2011 because, as of June 30, 2011, all business segments had been sold and the Company had effectively become a holding company without operating entities.  The quarter ended March 31, 2011 operating results for the business segments are reported as Discontinued Operations.

ALANCO TECHNOLOGIES, INC.
Operating Expenses
Operating expenses for the quarter ended March 31, 2012, consisting of corporate expenses and depreciation expense were $270,800, an $8,600, or 3.3%, increase when compared to the $262,200 reported for the comparable three month period of the prior year.  Corporate expenses reported for the current quarter of $270,200 represents an increase of $8,100, or 3.1%, compared to corporate expenses of $262,100 reported for the comparable quarter ended March 31, 2011.  The increase is primarily due to the reinstatement of salaries offset by a reduction of costs for business insurance, audit fees, consulting and investor relations.  Depreciation and amortization expense for the quarter ended March 31, 2012 was $600, an increase of $500 compared to the $100 reported in the comparable quarter of the prior year.

Operating Loss
Operating Loss for the quarter ended March 31, 2012 was ($270,800), an increase of $8,600 compared to an Operating Loss of ($262,200) reported for the same quarter of the prior year.  The increased operating loss results from a change in operating expense as discussed above.

Other Income and Expense
Net interest income for the quarter ended March 31, 2012 was $6,300, an improvement of $136,700 when compared to interest expense of $130,400 for the quarter ended March 31, 2011.  The decrease resulted from the May 2011 sale of the Wireless Asset Management segment that allowed the Company to repay debt and terminate its credit agreements.  During the quarter ended March 31, 2012, the Company recorded a net gain on sale of marketable securities of $321,700, resulting from the sale of approximately 539,809 shares of its ORBCOMM Common Stock at an average selling price of $3.51 per share.  The Company did not own marketable securities during the same quarter of the previous fiscal year.  The Company had other income of $2,700 during the three months ended March 31, 2012 as compared to no other income or expense reported in the same quarter of the prior year.

Discontinued Operations
The Company reported no activity from discontinued operations for the current fiscal quarter compared to an $800 income from discontinued operations for the quarter ended March 31, 2011.  The $800 income from discontinued operations reflected the operating income generated by the Wireless Asset Management segment during the quarter ended March 31, 2011.

Dividends and Redemption
The Company had zero dividend expense for the three months ended March 31, 2012, as compared to $79,400 in preferred stock dividends recorded in the comparable quarter ended March 31, 2011.   The decrease resulted from the retirement of all Series D and Series E Convertible Preferred Stock in June 2011 and the repurchase of all Series B Convertible Preferred Stock in December 2011.  See Form 10-K for the fiscal year ended June 30, 2011 for additional discussions relative to the retirement of the Series D and E Convertible Preferred Stock.

Net Income (Loss) Attributable to Common Shareholders
Net Income Attributable to Common Shareholders for the quarter ended March 31, 2012 amounted to $59,900, or $.01 per share, a $531,100 improvement when compared to a loss of ($471,200), or ($.09) per share, in the comparable quarter of the prior year for reasons discussed above.

Comprehensive Income (Loss)
Comprehensive Income (Loss) represents the unrealized change in market value of the Company’s Marketable Securities.  During the three months ended March 31, 2012, the Company reported an Unrealized Gain on Marketable Securities, net of tax, of $1,007,800 resulting from a 28.8% increase in the market value of the shares held at the end of the quarter when compared to December 31, 2011, offset by an adjustment for unrealized gains previously recorded related to securities sold during the period.  At March 31, 2012 the Company valued 1,171,884 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $3.85 per share for a total value of $4,511,600.  At December 31, 2011, the Company reported the 1,711,693 net shares at $2.99 per share for a total value of $5,117,700.

ALANCO TECHNOLOGIES, INC.
        (B)           Nine months ended March 31, 2012 versus nine months ended March 31, 2011

Net Sales
In accordance with accounting principles generally accepted in the United States of America, the Company is not reporting operating revenues for the nine months ended March 31, 2012 and 2011 because, as of June 30, 2011, all business segments had been sold and the Company had effectively become a holding company without operating entities.  The nine months ended March 31, 2011 operating results for the business segments are reported as Discontinued Operations.

Operating Expenses
Operating expenses for the nine months ended March 31, 2012, consisting of corporate expenses, amortization of stock-based compensation and depreciation expense, were $812,200, a $229,100, or 22%, decrease when compared to the $1,041,300 reported for the comparable nine month period of the prior year.  Corporate expenses reported for the nine months ended March 31, 2012 of $802,400 represents a decrease of $45,000, or 5.3%, compared to corporate expenses of $847,400 reported for the comparable nine months ended March 31, 2011.  The decrease is primarily due to reduction of costs for business insurance, audit fees, consulting and investor relations.  Amortization of stock-based compensation for the nine months ended March 31, 2012 was $7,800, a decrease of $185,600 or 96% when compared to $193,400 in the comparable nine month period of the prior year.  The decrease was primarily due to a $182,000 expense in the prior period resulting from the Company’s election to re-price certain employee stock options during the quarter ended September 30, 2010 and to expense the entire increase in Black Scholes value of the re-priced options in that period.  Depreciation and amortization expense for the nine months ended March 31, 2012 was $2,000, an increase of $1,500 compared to the $500 reported in the comparable nine months of the prior year.

Operating Loss
Operating Loss for the nine months ended March 31, 2012 was ($812,200), a decrease of ($229,100) compared to an Operating Loss of ($1,041,300) reported for the same nine months of the prior year.  The decreased operating loss results from a reduction in operating expense as discussed above.

Other Income and Expense
Net interest income for the nine months ended March 31, 2012 was $7,100, an improvement of $391,500 when compared to interest expense of $384,400 for the nine months ended March 31, 2011.  The improvement resulted from the May 2011 sale of the Wireless Asset Management segment that allowed the Company to repay debt and terminate its credit agreements.  During the nine months ended March 31, 2012, the Company recorded a net gain on sale of marketable securities of $360,400, resulting from the sale of approximately 914,329 shares of its ORBCOMM Common Stock at an average selling price of $3.30 per share.  The Company did not own marketable securities during the same nine months of the previous fiscal year.  The Company had $2,700 of other income during the nine months ended March 31, 2012 as compared to other expense of ($9,300) reported in the same nine month period of the prior year.  Other expense for the nine month period of the prior year was the result of a write down in the value of an investment; there was no such write down in the current period.

Discontinued Operations
The Company reported no activity from discontinued operations for the current nine months compared to a ($1,008,900) loss from discontinued operations for the nine months ended March 31, 2011.  The ($1,008,900) loss from discontinued operations reflected the operating loss incurred by the Wireless Asset Management and Data Storage segments during the nine months ended March 31, 2011.

Dividends and Redemption
Dividend expense for the nine months ended March 31, 2012 was $30,500, as compared to $239,000 in preferred stock dividends recorded in the comparable nine months ended March 31, 2011.   The decrease resulted from the retirement of all Series D and Series E Convertible Preferred Stock in June 2011 and the repurchase of all Series B Convertible Preferred Stock in December 2011.  See Form 10-K for the fiscal year ended June 30, 2011 for additional discussions relative to the retirement of the Series D and E Convertible Preferred Stock.  The Company recorded a net gain on redemption of the Series B Convertible Preferred Stock of $443,200, net of $600 of related legal expense in the quarter ended December 31, 2011 directly to equity.  See Note G - Equity for additional information regarding the repurchase of the Series B Convertible Preferred Stock.

ALANCO TECHNOLOGIES, INC.
Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the nine months ended March 31, 2012 amounted to ($29,300), or ($.01) per share, a $2,653,600, or 98.9% decrease when compared to a loss of ($2,682,900), or ($.50) per share, in the comparable nine months of the prior year for reasons discussed above.

Comprehensive Income (Loss)
Comprehensive Income (Loss) represents the unrealized change in market value of the Company’s Marketable Securities.  During the nine months ended March 31, 2012, the Company reported an Unrealized Gain on Marketable Securities, net of tax, of $843,800 resulting from a 23% increase in the market value of the shares held at the end of the nine months, offset by an adjustment for unrealized gains previously recorded related to securities sold during the period.  At March 31, 2012 the Company valued 1,171,884 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $3.85 per share for a total value of $4,511,600.  At June 30, 2011, the Company reported the 2,120,483 net shares at $3.13 per share for a total value of $6,637,100.

Liquidity and Capital Resources

The Company’s current assets at March 31, 2012 exceeded current liabilities by $6,357,200, resulting in a current ratio of 13.5 to 1.  At June 30, 2011, current assets exceeded current liabilities by $7,028,400 reflecting a current ratio of 13.1 to 1.  The reduction in net current assets at March 31, 2012 versus June 30, 2011 was due primarily to the ($442,000) Net Loss reported for the nine months ended March 31, 2012, the repurchase of the Series B Convertible Preferred Stock for $800,000, of which $600,000 had been paid by the end of the quarter, offset by an unrealized gain on marketable securities of $635,200, net of tax, reported separately in the equity section of the balance sheet due to market value increases of Marketable Securities – Restricted held at March 31, 2012 and June 30, 2011.

Consolidated accounts receivable of $48,000 at March 31, 2012 reflects a decrease of $101,900, or 68%, when compared to the $149,900 reported as consolidated accounts receivable at June 30, 2011.  Consolidated accounts receivable at both March 31, 2012 and June 30, 2011 represents amounts due to the Company relating to the sale of its StarTrak Systems, LLC subsidiary in May 2011.

Cash used in operations for the nine month period ended March 31, 2012 was $1,006,500; a similar amount to the $1,106,100 of cash used in operations for the comparable period ended March 31, 2011.  The net cash used in operations for the nine months ended March 31, 2012 of $1,006,500 was due to net losses and increases in working capital, other than cash.  The net cash used in operations for the nine months ended March 31, 2011 was also due to significantly larger net losses offset by a reduction in working capital.

 Cash provided by investing activities for the nine month period ended March 31, 2012 was $2,719,500, an increase of $741,000, or 37.5%, when compared to cash provided by investing activities for the comparable period ended March 31, 2011 of $1,978,500.  The cash provided by investing activities during the current nine month period was the result of the sale of marketable securities of $3,021,100 offset by $300,000 in cash loans.  The net cash provided by investing activities for the nine month period ended March 31, 2011 was due primarily to $2,000,000 in proceeds from the sale of the Company’s RFID Technology segment.

Cash used in financing activities for the nine months ended March 31, 2012 amounted to ($474,100), a decrease of $247,000, or 34.3%, compared to net cash used in financing activities for the nine months ended March 31, 2011 of ($721,100).  Debt repayment was the significant item in both periods.

ALANCO TECHNOLOGIES, INC.
As was discussed in our Form 10-K for the year ended June 30, 2011, the Sale of the Wireless Asset Management segment, the Company’s last operating unit, in May 2011 resulted in the Company effectively becoming a holding company without operating entities. The Company believes the holding company status to be temporary and has stated its objective to complete an appropriate merger to again become an operating company.  See Note K - Subsequent Events for an update on current transactions.

During fiscal 2012, the Company expects to meet its working capital and other cash requirements with its current cash reserves and sales of marketable securities as required.  However, the Company may require additional working capital for future operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable merger candidates and/or successfully invest its capital.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company’s subsidiary, StarTrak Systems, LLC was made a defendant concerning certain patent infringement claims.  Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327, is a patent infringement action venued in the United States District Court for the Eastern District of Texas.  During the negotiation process to resolve the claims, the StarTrak operations were sold to ORBCOMM, Inc. (“ORBCOMM”) in a transaction structured as an asset purchase and documented in an Asset Purchase Agreement (“APA”) whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.   StarTrak and ORBCOMM have resolved the action by StarTrak agreeing to pay $77,500, with a like amount to be paid by ORBCOMM, thus avoiding substantially greater expenses than would likely be incurred in defending the action.  Payment of StarTrak’s portion of the costs to resolve the claims has been allowed for in the Patent Litigation Escrow.

ALANCO TECHNOLOGIES, INC.
StarTrak has been served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No. 3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a stolen trailer containing freight owned by the plaintiffs resulting in a cargo loss estimated by Great American Lines at $8.8 million.  Great American Lines has brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak has tendered its defense in the lawsuit to its insurance company, which has accepted defense of the action under a reservation of rights declaration. The Company’s management believes that the suit is without merit and the Company will vigorously defend itself in the matter.  As such, no accrual for any potential liability was recorded as of March 31, 2012.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of March 31, 2012, there was no other such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2012, the Company issued 3,050 Shares of Series B Preferred Stock as in-kind dividend payments and 100,800 shares of Class A Common Stock for exercise of stock options, and 39,600 shares of Class A Common Stock for services.

ALANCO TECHNOLOGIES, INC.

Item 6.  EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
ALANCO TECHNOLOGIES, INC.

(Registrant)
/s/ John A. Carlson
John A. Carlson
Chief Financial Officer
Alanco Technologies, Inc.