Form 10-K
ALANCO TECHNOLOGIES INC
filed 2012-10-09
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer   (Do not check if a smaller reporting company)   Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
___           Yes             X           No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,478,600.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of September 26, 2012, there were 5,010,300 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.   From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; the inability to attract, hire and retain key personnel; failure of a future acquired business to further the Company's strategies; the difficulty of integrating an acquired business; unforeseen litigation; unfavorable result of potential litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with lenders; the ability to maintain satisfactory relationships with current and future suppliers; federal and/or state regulatory and legislative action; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.  New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Alanco Technologies, Inc. (Stock Symbol: ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or “Alanco” refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  As discussed below and in the notes to the Company’s consolidated financial statements included in Item 8 to this Form 10-K, at the beginning of the current fiscal year, Alanco was effectively a holding company without operating subsidiaries.  During the fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, Inc., which was in the process of constructing a water disposal facility near Grand Junction, CO to receive produced water generated as a byproduct from oil and gas well operations.  The new facility started to receive produced water in August 2012.

In previous SEC filings, Alanco reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  During the fiscal years ended June 30, 2010 and 2009, the Company announced plans to divest all three business segments.  In compliance with the divestiture plan, the Data Storage segment was sold in March 2010 and the RFID Technology segment was sold in August 2010.  The sale of the Wireless Asset Management segment was approved by shareholders at the Company’s annual meeting on May 10, 2011, with the transaction closing approximately one week later.  As a result, as of June 30, 2011 all segment operations had been sold and the segment’s operating results for the fiscal year ended June 30, 2011 were reported as Discontinued Operations.

RECENT BUSINESS DEVELOPMENTS

Alanco Energy Services - In April 2012, Alanco Energy Services, Inc. ("AES"), a subsidiary of the Company, executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for 20 acres near Grand Junction, CO and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreements included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities. Subsequent to the TCO agreement, AES renegotiated an amended lease that became effective on May 1, 2012.  The terms of the amended lease requires minimum monthly lease payments plus additional rent based upon quantities of produced water received at the site. In addition, under the TCO agreement, TCO can earn additional payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent purchase price obligation), the initial term of the lease. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.  (See notes 5 and 11 in the notes to consolidated financial statements under Item 8 to this Form 10-K for additional discussion on the transfer of the land lease and the contingent purchase price obligation incurred.)

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

AES has also entered into a definitive agreement ("Agreement") with Deer Creek Disposal, LLC ("DCD") to acquire a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due November 15, 2012. AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses (contingent land payment).

Related to the treatment and disposal facilities, AES has also entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation are attained.  In an amendment to the TCO agreement, TCO agreed to provide certain administrative duties for AES and the management fee was increased to $23,000 per month.  In addition, the Company agreed to pay TCO at closing up to $85,000 and issue 40,000 shares of Common Stock of Alanco Technologies, Inc. as reimbursement for past expenses in acquiring permits and for past management services and a covenant not to compete.

Symbius Financial, Inc. – Effective April 25, 2012, Alanco purchased 300,000 shares of Series A Convertible Preferred Stock (“Preferred Shares”) issued by Symbius Financial, Inc. (“Symbius”) the developer and provider of PayEarly loan products.  PayEarly is a payroll loan product offered primarily through payroll provider partners using PayEarly’s unique software, seamlessly incorporated within the payroll provider’s payroll software platforms to process the loans directly to the employee.

The Series A Convertible Preferred Shares acquired were convertible into 300,000 shares of Symbius Common Stock, or an approximate 24% ownership.  Under terms of the transaction, Alanco paid $150,000 for the Series A Convertible Preferred Shares at closing and agreed to provide a secured credit line ($100,000 available at Closing) in the form of a term loan that, upon Symbius achieving certain financial objectives, could reach a maximum of $250,000.  The term loan was secured by all of the assets of Symbius, bears interest at 7 ½% and was repayable over a period of up to 17 months with payments commencing January 1, 2013.  In addition, Alanco obtained options, exercisable for 12 months from date of close, from major Symbius founders to acquire up to 250,000 Symbius common shares currently outstanding at $1.50 per share and Symbius warrants, effective for a period of 24 months from date of close, whereby Alanco can acquire up to 250,000 newly issued shares of common stock at a price of $1.50 per share.  Finally, the parties agreed that Alanco would have the right to acquire, from shareholders, through December 31, 2012 any remaining outstanding Symbius common shares in consideration of Alanco Common Stock at a ratio of 1.5 shares of Alanco for each share of Symbius and at a ratio of 2 shares of Alanco for each share of Symbius from January 1, 2013 to December 31, 2013.

As a result of a change in Symbius’s business model, effective July 30, 2012, with the approval of Alanco, Symbius repaid the $100,000 balance due under the term loan, plus interest of $2,847, and repurchased, for $250,000, the 300,000 shares of Series A Convertible Preferred Shares and all Symbius warrants held by the Company. The transaction resulted in a gain, net of related legal expense, of approximately $85,000 and terminated the Company's investment in Symbius.

NASDAQ Delisting Notice

The Company announced on May 20, 2011 that it had received notice from the Staff of The NASDAQ Stock Market LLC (the “Staff”) that following Alanco’s May 16, 2011 sale of its subsidiary, StarTrak Systems, LLC (“StarTrak”), to ORBCOMM Inc. (NASDAQ: ORBC), the Staff had concluded that the Company is no longer eligible for continued listing on The NASDAQ Stock Market.  The Staff made its determination based on the discretionary authority afforded to NASDAQ under Listing Rule 5101.  In reaching its conclusion, the Staff noted that the Company “no longer has any operating business” following the sale of StarTrak.  Therefore, notwithstanding the fact that Alanco meets all quantitative requirements for continued listing, the Staff advised Alanco that it would be subject to delisting unless it requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).  Accordingly, the Company requested a hearing, scheduled by NASDAQ for June 30, 2011, before the Panel.  In accordance with NASDAQ rules, Alanco’s common stock would remain listed on NASDAQ pending the issuance of a decision by the Panel following the hearing.  However, there was no assurance that the Panel would grant Alanco’s request for continued listing following the hearing.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

We may not be able to finalize a business combination.   We have completed some asset acquisitions and investments and continue our investigation of various possible additional business combinations.  However, there is no assurance that we will be able to arrange or consummate additional successful business combinations.

The loss of key personnel would have a negative impact on our business and business combination objectives.  Our strategy is reliant on key personnel who understand businesses in which we invested and the merger and acquisition process.  We have certain incentives to retain key personnel, but have no assurance that such personnel will remain with the Company on a long-term basis.  The loss of the services of those key personnel could have an adverse effect on the business, operating results and financial condition of our company.

Worsening general economic conditions may negatively affect our ability to complete an acceptable business combination and declining stock prices may negatively affect the value of our marketable securities.  Previous deterioration in general economic conditions resulted in reduced stock valuations and a decline in merger and acquisition activities.

Acts of domestic terrorism and war have impacted general economic conditions and may impact our ability to complete a business combination or our ability to operate profitably.  As a result of terrorist acts and resulting military actions, there has been a disruption in general economic activity.  There may be other consequences resulting from past acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate.  These terrorist acts and acts of war may continue to impact the economy, and in turn, impact our ability to consummate a business combination and may reduce the demand for the products and services produced by the resultant business, which would harm our ability to make a profit.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company may not have sufficient capital to meet the liquidity needs to consummate additional business combinations with acceptable candidates or otherwise pursue its business plan; and there is no assurance that additional capital can be obtained through the sale of stock or additional financing.  Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, we believe that, based on our fiscal 2013 operating plan, cash flow and additional funding sources will be adequate to meet our anticipated future requirements for working capital expenditures and scheduled lease payments for the next twelve months.  We will need to materially reduce expenses, or raise additional funds through public or private debt or equity financing, or both, if the revenue and cash flow elements of our 2012 operating plan are not met.  If we need to seek additional financing to meet working capital requirements, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our business, operating results, financial condition and ability to continue operations will be materially adversely affected.

The substantial portion of our assets are invested in ORBCOMM Inc. (NASDAQ: ORBC) Common Stock.  Because the consideration we received from ORBCOMM for substantially all of the assets of our subsidiary, StarTrak Systems, LLC, consists of ORBCOMM Common Stock, such stock remains one of our primary assets.  Our agreement with ORBCOMM prevents us from liquidating the ORBCOMM stock at a rate in excess of 279,600 shares per month.  Also, we anticipate selling such stock over a period of time to maximize our return.  As long as the ORBCOMM Common Stock constitutes a substantial portion of our assets, fluctuations in the market price of such stock may significantly affect our value.

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

The market for the Company’s Alanco Energy Services, Inc. produced water disposal services may not be large enough to support the additional capacity created by the development of the Deer Creek water disposal site.  Capital costs for the Deer Creek water disposal site require certain volumes, at certain prices per barrel, of produced water to be deposited for the Deer Creek operation to be successful.  If the volume of produced water received is less than projected, or the price obtained per barrel is less than anticipated, or if operating costs are more than projected, the Deer Creek operation could have an adverse effect on the business, operating results and financial condition of our company.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The market price of Alanco Class A Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:
1.	actual or anticipated fluctuations in our operating results;

2.	the loss of key management or technical personnel;

3.	the outcome of any current or future litigation;

4.	the value of our restricted marketable securities;

5.	changes in our financial estimates by securities analysts;

6.	broad market fluctuations;

7.	recovery from natural disasters; and

8.	economic conditions in the United States or abroad.

Additional Risks if Business Combinations are Consummated

A business combination may be highly dilutive to our existing stockholders.  As a result of a business combination transaction, we may issue a substantial number of shares of our common stock and we may experience a change in control, resulting in substantial dilution to our existing shareholders.

Some of the combined company's executive officers or shareholders may collectively beneficially own a majority of the outstanding common stock of the combined company following a business combination, and would then be able to control or exercise significant influence over the outcome of matters to be voted on by the combined company's stockholders.  Immediately following a business combination, a limited number of persons or entities may collectively beneficially own a significant block of the outstanding common stock of the combined company. Accordingly, such persons or entities may be able to control or exercise significant influence with respect to the election of directors, offers to acquire the combined company and other matters submitted to a vote of the combined company's stockholders.

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

At June 30, 2012, Alanco was in the process of constructing a water disposal facility, expected to be operational by the quarter ending September 30, 2012, for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. Certain factors relative to that operation, some of which may be beyond our control, may negatively effect the Company’s operating results.  These factors include, but are not limited to:

1.	Inability to obtain final permits required to operate the water disposal facility;

2.	Inability to obtain qualified personnel to operate the facility;

3.	Failure to attract and retain the required level of customers;

4.	Revenues and operating results failing to meet expectations of securities analysts or investors in any quarter;

5.	Downward revisions in operating performance estimates or changes in general market conditions;
6.	Technological innovations by competitors or in competing technologies that provide for alternative treatment of produced water;
7.	Changes in governmental regulations governing the operation resulting in increased cost or reduced capacity.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Alanco moved its corporate offices on July 8, 2011 to 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, into an approximately 1,500 square foot facility.  The new facility is under a thirteen month lease of $1,471 per month (including rental tax) that expired on July 31, 2012.  Alanco is currently operating under a month to month lease.

In April 2012, the Company formed Alanco Energy Services, Inc. ("AES"), a new wholly owned subsidiary, and through AES executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for 20 acres near Grand Junction, CO (known as the Deer Creek site) with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.

The ten year land lease, effective May 1, 2012 has two additional ten year option periods that may be activated by AES.  The initial terms of the lease requires minimum monthly lease payments of $100 per acre (increasing to $150 and $200 per acre for the second and third ten year option periods, respectively) plus additional rent based upon quantities of produced water received (approximately $.25 per barrel) at the site. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.

AES has also entered into a definitive agreement ("Agreement") with Deer Creek Disposal, LLC ("DCD") to acquire a 160 acre parcel of land approximately three miles from the Deer Creek site to provide additional expansion to the proposed water disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a noninterest bearing, secured, $200,000 note due November 15, 2012. AES has also agreed to potential additional quarterly contingent land payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses (contingent land payment) with a net present value at June 30, 2012 of $625,000.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings - The Company’s subsidiary, StarTrak Systems, LLC was made a defendant concerning certain patent infringement claims.  Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327, is a patent infringement action venued in the United States District Court for the Eastern District of Texas.  During the negotiation process to resolve the claims, the StarTrak operations were sold to ORBCOMM, Inc. (“ORBCOMM”) in a transaction structured as an asset purchase and documented in an Asset Purchase Agreement (“APA”) whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.   StarTrak and ORBCOMM have resolved the action by StarTrak agreeing to pay approximately $100,000, with a like amount to be paid by ORBCOMM, thus avoiding substantially greater expenses than would likely be incurred in defending the action.  Payment of StarTrak’s portion of the costs to resolve the claims has been allowed for in the Patent Litigation Escrow established at the time of the ORBCOMM transaction.

StarTrak was served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No.  3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a stolen trailer containing freight owned by the plaintiffs resulting in a cargo loss estimated by Great American Lines at $8.8 million.  Great American Lines brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak tendered its defense in the lawsuit to its insurance company, and the action was dismissed against StarTrak.

The Company may also, from time to time, be involved in litigation arising from the normal course of business.  As of June 30, 2012, there was no other such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Alanco's common stock is traded on the OTC bulletin board market under the stock symbol “ALAN”.

The following table sets forth high and low sale prices adjusted for the reverse stock split for each fiscal quarter for the last two fiscal years.  Such quotations represent inter-dealer prices without retail mark-ups, markdowns, or commissions, as reported when the Company traded on the NASDAQ Stock Market and, accordingly, may not represent actual transactions.

	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low

September 30	$2.04	$0.67	$ 2.00	$1.12
December 31	$1.01	$0.62	$2.43	$1.30
March 31	$ .75	$0.63	$1.98	$0.96
June 30	$ .80	$0.57	$ 2.95	$0.97

As of June 30, 2012 and 2011 Alanco had approximately 400 holders of record of its Class A Common Stock.  This does not include beneficial owners holding shares in street name.

The Company issued a total of 180,400 shares of its Class A Common Stock during fiscal year ended June 30, 2012.   Of those shares, 100,800 shares were issued in connection with the exercise of employee stock options, 39,600 were issued for services and 40,000 were issued in the acquisition of assets related to the Company’s water disposal facility.

Alanco has paid no Common Stock cash dividends and has no current plans to do so.  Holders of Series B Convertible Preferred Stock received “paid in kind” dividends during fiscal year ended June 30, 2012 of 3,100 shares valued at $30,500.   During the current fiscal year the Company also repurchased 44,200 common shares for $30,300, or an average of $.69 per share.  The repurchased shares were retired prior to year end.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

The Company refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  As discussed in the Company’s fiscal year 2011 Form 10-K, at June 30, 2011 the Company was effectively a holding company without operating entities.  The Company had stated in previous filings that its objective was to complete an appropriate merger (possibly a reverse merger) and remain an operating publicly traded company.  At June 30, 2012 the Company formed Alanco Energy Services, Inc., which had begun to execute a new business development plan to acquire the assets necessary to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado.

In previous SEC filings, Alanco reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  During the fiscal year ended June 30, 2009, the Company announced a plan to divest the operations of the Company’s Data Storage segment and reinvest the proceeds into the remaining operating units.  The divestiture plan was expanded during the quarter ended September 30, 2009 when the Company announced its plan to sell its RFID Technology segment.  Finally, the plan was expanded further when, on February 23, 2011, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Wireless Asset Management segment.  In compliance with the divestiture plan, the Data Storage segment was sold in March 2010, the RFID Technology segment was sold in August 2010, and the Wireless Asset Management segment was sold in May 2011.  As a result, as of June 30, 2011 all segment operations had been sold and the segment’s operating results for the fiscal year ended June 30, 2011 were reported as Discontinued Operations.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning classification and valuation of investments, valuation of contingent and non-cash consideration received in the sale of the Wireless Asset Management segment, the estimated fair value of stock based compensation, expense recognition, realization of deferred tax assets and notes receivable and the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, the classification and valuation of marketable securities, realization of notes receivable, stock-based compensation, the recorded values of accruals and fair values of assets and liabilities including the Company’s contingent liabilities.

Results of Operations

Net Sales
In compliance with the Company’s previously announced divestiture plan and in accordance with accounting principles generally accepted in the United States of America, the Company is not reporting operating revenues for fiscal years ended June 30, 2012 and 2011 because, as of June 30, 2011 all business segments had been sold.  At June 30, 2012, the new water treatment facility was under construction and not generating revenues, however, it became operational in August 2012.  Consistent with prior year reporting, fiscal year ended June 30, 2011 operating results for the sold business segments are reported as Discontinued Operations.

Operating Expenses
Operating expenses for the year ended June 30, 2012, consisting of corporate expenses, amortization of stock-based compensation and depreciation expense, were $1,048,800, a $332,100, or 24%, decrease when compared to the $1,380,900 reported for the comparable period of the prior year.  Corporate expenses reported for the year ended June 30, 2012 of $1,021,200 represents a decrease of $158,600, or 13.4%, when compared to corporate expenses of $1,179,800 reported for the year ended June 30, 2011.  The decrease is primarily due to reduction of costs for business insurance, audit fees, consulting and investor relations.  Amortization of stock-based compensation for the year ended June 30, 2012 was $24,900, a decrease of $175,200 or 87.6% when compared to $200,100 in the comparable twelve month period of the prior year.  The decrease was primarily due to a $187,000 expense in the prior period resulting from the Company’s election to re-price certain employee stock options during the quarter ended September 30, 2010 and to expense the entire increase in Black Scholes value of the re-priced options in that period.  Depreciation and amortization expense for the year ended June 30, 2012 was $2,700 compared to $1,000 reported in the comparable period of the prior year.

Operating Loss
Since no revenue was reported for fiscal year ended June 30, 2012 and 2011, the operating losses equal the operating expenses discussed above.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Other Income and Expense
Net interest income for the year ended June 30, 2012 was $14,200, an improvement of $464,300 when compared to net interest expense of $450,100 for the year ended June 30, 2011.  The improvement resulted from the May 2011 sale of the Wireless Asset Management segment that allowed the Company to repay debt and terminate its credit agreements.  During the year ended June 30, 2012, the Company recorded a net gain on sale of marketable securities of $386,700, resulting from the sale of approximately 993,661 shares of its ORBCOMM Common Stock at an average selling price of $3.30 per share.  The Company did not sell any marketable securities during the previous fiscal year.  Finally, the Company had $12,700 of other income during the year ended June 30, 2012 as compared to other expense of $8,500 reported in the comparable period of the prior year.  Other expense for the prior year was the result of a write down in the value of an investment; there was no such write down in the current period.  Other income was primarily the result of the distribution of marketable securities from escrow.

Loss from Continuing Operations
Loss from continuing operations for the year ended June 30, 2012 was ($635,200), an improvement of $1,204,300, or 65.5%, when compared to the loss from continuing operations of ($1,839,500) for the previous year ended June 30, 2011.  The improvement was primarily due to the current year gain on the sale of marketable securities of $386,700, a decrease in operating expense of $332,100 and a decrease of net interest expense of $464,300.

Discontinued Operations
The Company reported no activity from discontinued operations for the current year ended June 30, 2012.  Total Consolidated Income from Discontinued Operations for the twelve months ended June 30, 2011 was $1,781,700 resulting from a gain on sale of assets held for sale of $1,294,000 and income recognition of $1,372,800 on the dissolution of a subsidiary, offset by a loss from discontinued operations for the year ended June 30, 2011 of ($885,100).

The following table is a summary of the fiscal year 2011 loss from discontinued operations and other financial information by major segment:

DISCONTINUED OPERATIONS

	Wireless
	Asset	RFID	Data
	Management	Technology	Storage	Total
Fiscal year 2011
Sales	$13,740,800	$38,700	$-	$13,779,500
Cost of Goods Sold	8,174,300	25,200	-	8,199,500
Gross Profit	5,566,500	13,500	-	5,580,000

Gross Margin	40.5%	34.9%	n/a	40.5%

Selling, General & Administrative	5,672,900	7,100	99,800	5,779,800
Stock-Based Compensation Expense	220,700	3,000	-	223,700
Depreciation and Amortization	458,200	3,400	-	461,600
Total Selling, General & Administrative	6,351,800	13,500	99,800	6,465,100
Operating Income (Loss)	$(785,300)	$-	$(99,800)	$(885,100)

Capital Expenditures	$151,400	$-	$-	$151,400

Net Loss
Net loss for the year ended June 30, 2012 was ($635,200), an increase of ($577,400) compared to the net loss reported for the year ended June 30, 2011 of ($57,800).  The increase in net loss reflects the results reported for the fiscal year ended June 30, 2011 which include a onetime gain on sale of assets held for sale of $1,294,000 and income recognized on dissolution of subsidiary of $1,372,800, offset by a higher loss from continuing operations of ($1,204,300) and a loss from discontinued operations of ($885,100).

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Dividends and Redemption
Preferred stock dividend expense for the twelve months ended June 30, 2012 was $30,500, a decrease of $238,200, or 88.6%, compared to the $268,700 in preferred stock dividend expense recorded in the twelve months ended June 30, 2011.  The decrease resulted from the retirement of all Series D and Series E Convertible Preferred Stock in June 2011 and the repurchase of all Series B Convertible Preferred Stock in December 2011.  See Note 16 – Shareholders’ Equity in the attached consolidated financial statements for the fiscal year ended June 30, 2012 for additional discussions relative to the retirement of the Series D and E Convertible Preferred Stock.  The gain on redemption of Series B Preferred Stock of $443,200 was recorded in the quarter ended December 31, 2011 when the company repurchased all outstanding Series B Preferred Stock for an $800,000 non-interest bearing note payable in monthly payments of $200,000 commencing February 1, 2012 and continuing March 1, 2012, April 1, 2012 and May 1, 2012.  The difference between the $800,000 note amount and the $1,243,800 Series B Preferred Stock recorded amount, net of related legal expense of $600, was recorded directly to equity as a gain on redemption of Series B Preferred Stock.  Since the Preferred Stock was repurchased prior to the quarterly dividend declaration date, the dividends-in-kind for the quarter ended December 31, 2011 were not accrued.  At June 30, 2012 there were no shares of Series B Convertible Preferred Stock outstanding.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the twelve months ended June 30, 2012 amounted to ($222,500), or ($.04) per share, an improvement of $104,000 when compared to a loss of ($326,500), or ($.06) per share, reported in the twelve months ended June 30, 2011.  The improvement is reflective of the reduction in operating costs for current year compared to the same period of the prior year.

Comprehensive Income
Comprehensive Income (Loss) represents the unrealized change in market value of the Company’s Marketable Securities held at June 30, 2012 compared to the cost basis.  During the year ended June 30, 2012, the Company reported an Unrealized Gain on Marketable Securities, net of tax, of $142,500 resulting from a 12% increase in the market value of the shares held at the end of the year comparing the cost basis of $2.91 per share, determined as market value on the May 16, 2011 acquisition date, and the market value at June 30, 2012.  At June 30, 2012 the Company valued 1,095,884 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $3.26 per share for a total value of $3,572,600.

Liquidity and Capital Resources

The Company’s current assets exceeded its current liabilities by $3,473,900 at June 30, 2012, representing a current ratio of 4.8 to 1.  At June 30, 2011 the Company's current assets exceeded current liabilities by $7,028,400 and reflected a current ratio of 14.2 to 1.  The reduction in current ratio at June 30, 2012 versus June 30, 2011 resulted primarily from the sale of marketable securities, proceeds of which were invested in Land, Property and Equipment, and used for the redemption of the Series B Preferred Stock.

Net cash used in operating activities for the fiscal year ended June 30, 2012 was ($774,300) compared with net cash used in operating activities for the prior fiscal year of ($1,386,500).  The decrease of $612,200 resulted primarily from a reduction in loss from continuing operations, excluding gain on sale of marketable securities in fiscal year ended June 30, 2012, of approximately $386,700.

Consolidated receivables at June 30, 2012 were $16,800 compared to receivables at June 30, 2011 of $101,900.  The receivables at June 30, 2011 relate primarily to the sale of the Company’s wireless Asset Management business segment in May 2011.

Net cash provided by investing activities during the current year was $959,100, a decrease of $2,067,500 compared to net cash provided by investing activities in the prior year of $3,026,600.   The decrease was due primarily to an increase of approximately $1.75 million in the purchase of land, property and equipment.  The current fiscal year also included approximately $3.3 million in proceeds from sale of marketable securities compared to approximately $4 million in cash generated in fiscal year 2011 by the sale of the Company’s Wireless Asset Management and RFID Technology segments.

Net cash used in financing activities during the fiscal year ended June 30, 2012 amounted to ($683,700), a decrease of $573,700 compared to net cash used in financing activities of ($1,257,400) for the fiscal year ended June 30, 2011.  The decrease is primarily due to a reduction in net repayment of borrowings, net of additional borrowing, of approximately $1.6 million, offset by a decrease during the year ended June 30, 2012 compared to 2011 of approximately $1.1 million in cash generated from the sale of common stock and the exercise of warrants and stock options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

At June 30, 2012, the Company reported Marketable Securities – Restricted that consisted of 1,095,884 shares of ORBCOMM Inc. (NASDAQ: ORBC) Common Stock, valued at approximately $3.6 million.  The shares were received as part of the Company’s sale of its StarTrak Systems, LLC subsidiary in May 2011.  Our agreement with ORBCOMM prevents us from liquidating the ORBCOMM stock at a rate in excess of 279,600 shares per month.  Also, we anticipate selling such stock over a period of time to maximize our return.  As long as the ORBCOMM Common Stock constitutes a substantial portion of our assets, fluctuations in the market price of such stock may significantly affect our value.  See Note 4 – Marketable Securities – Restricted to the consolidated financial statements for additional discussion on the ORBCOMM investment.

The Company has made a significant investment through June 30, 2012 in Alanco Energy Services, Inc. investing approximately $1.4 million in land and $2.1 million (classified as construction in progress) in evaporation ponds and equipment for the Deer Creek water disposal site.  We anticipate investing an additional $900,000 in fiscal year ending June 30, 2013, with the majority committed for the quarter ended September 30, 2012.  The Company plans on continuing its sale of ORBCOMM stock discussed above to fund the additional investments.

Although management cannot assure that any future acquisitions will be completed, or that it will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, operating projections, and working capital will provide adequate capital resources to maintain operations as they currently exist for the next year.  If additional working capital is required during fiscal 2013 due to an acquisition or merger and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.  Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
Consolidated Balance Sheets As of June 30, 2012 and 2011. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Consolidated Statements of Operations For the Years Ended June 30, 2012 and 2011. . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended June 30, 2012 and 2011. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended June 30, 2012 and 2011. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Consolidated Statements of Cash Flows For the Years Ended June 30, 2012 and 2011 . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23

Note 1 - Nature of Operations and Significant Accounting Policies
Note 2 - Stock-Based Compensation
Note 3 - Notes Receivable
Note 4 - Marketable Securities - Restricted
Note 5 - Alanco Energy Services
Note 6 - Discontinued Operations
Note 7 - Sale of Operating Segments
Note 8 - Land, Property and Equipment
Note 9 - Investments
Note 10 - Notes Payable
Note 11 - Fair Value - Contingent Payments
Note 12 - Fair Value - Asset Retirement Obligations
Note 13 - Income Taxes
Note 14 - Related Party Transactions
Note 15 - Commitments and Contingencies
Note 16 - Shareholders' Equity
Note 17 - Retirement Plan
Note 18 - Selected Consolidated Quarterly Financial Data
Note 19 - Subsequent Events

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2012 and 2011 and the results of its operations, comprehensive income (loss), changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
October 5, 2012

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

ASSETS	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$284,300	$783,200
Other receivables	16,800	101,900
Notes receivable, current	250,000	-
Marketable securities - restricted	3,572,600	6,637,100
Investment in Symbius, at cost	162,100	-
Prepaid expenses and other current assets	97,100	39,500
Total current assets	4,382,900	7,561,700

LAND, PROPERTY AND EQUIPMENT, NET	3,524,600	6,700

OTHER ASSETS
Notes receivable, long-term	150,000	-
Prepaid royalties, long-term	50,000	-
TOTAL ASSETS	$8,107,500	$7,568,400

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$631,000	$505,300
Fair value - contingent payments, current	50,000	-
Notes payable, current	228,000	28,000
Total current liabilities	909,000	533,300

LONG-TERM LIABILITIES
Fair value - contingent payments, long-term	1,075,000	-
Fair value - asset retirement obligation, long-term	410,000	-
TOTAL LIABILITIES	2,394,000	533,300

Preferred Stock - Series B Convertible - 500,000 shares authorized, none and
122,600 issued and outstanding at June 30, 2012 and 2011, respectively	-	1,213,300

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred Stock - Series A Convertible, 5,000,000 shares authorized, none	-	-
issued and outstanding at June 30, 2012 and 2011, respectively
Preferred Stock - Series D Convertible, 500,000 shares authorized, none	-	-
issued and outstanding at June 30, 2012 and 2011, respectively
Preferred Stock - Series E Convertible - 750,000 shares authorized, none
issued and outstanding at June 30, 2012 and 2011, respectively	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 5,010,300 and 4,874,100 shares issued
and outstanding at June 30, 2012 and 2011, respectively	108,893,600	108,696,500
Class B - 25,000,000 no par shares authorized and none issued and outstanding	-	-

Accumulated Unrealized Gain on Marketable Securities, net of tax	383,600	466,500
Accumulated Deficit	(103,563,700)	(103,341,200)
Total shareholders' equity	5,713,500	5,821,800

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$8,107,500	$7,568,400

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

		2012	2011
NET SALES		$-	$-

Cost of goods sold		-	-

GROSS PROFIT		-	-

Corporate expense		1,021,200	1,179,800
Amortization of stock-based compensation		24,900	200,100
Depreciation and amortization		2,700	1,000
OPERATING EXPENSES		1,048,800	1,380,900

OPERATING LOSS		(1,048,800)	(1,380,900)

OTHER INCOME & EXPENSES
Interest income (expense), net		14,200	(450,100)
Gain on sale of marketable securities, net		386,700	-
Other income (expense), net		12,700	(8,500)
LOSS FROM CONTINUING OPERATIONS		(635,200)	(1,839,500)

DISCONTINUED OPERATIONS
Loss from discontinued operations		-	(885,100)
Gain on sale of assets held for sale		-	1,294,000
Income recognized on dissolution of subsidiary		-	1,372,800
INCOME FROM DISCONTINUED OPERATIONS		-	1,781,700

NET LOSS		(635,200)	(57,800)
Preferred stock dividends		(30,500)	(268,700)
Gain on redemption of Series B Preferred Stock		443,200	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS		$(222,500)	$(326,500)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations		$(0.13)	$(0.35)
Discontinued operations	$	n/a	$0.34
Net loss		$(0.13)	$(0.01)
Preferred stock dividends		$(0.01)	$(0.05)
Net loss attributable to common stockholders		$(0.04)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		4,980,100	5,269,000

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30,

	2012	2011

Net Loss	$(635,200)	$(57,800)

Reclassification adjustment for gain included in net loss	(386,700)	-

Net unrealized gains on marketable securities held at June 30,	142,500	466,500

Net unrealized gains on marketable securities sold during the period	161,300	-

Comprehensive Income (Loss)	$(718,100)	$408,700

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 2011

			CONVERTIBLE		CONVERTIBLE		ACCUMULATED
			PREFERRED STOCK		PREFERRED STOCK		OTHER
	COMMON STOCK		SERIES D		SERIES E		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	INCOME (LOSS)	DEFICIT	TOTAL
Balances, June 30, 2010	4,665,500	$107,355,700	134,200	$1,333,800	735,000	$3,210,900	$-	$(103,014,700)	$8,885,700
Shares issued for services	13,100	15,000	-	-	-	-	-	-	15,000
Shares issued for payment	1,100	2,100	-	-	-	-	-	-	2,100
on notes and interest
Private offerings, net	386,300	642,400	-	-	-	-	-	-	642,400
Value of stock-based	-	423,800	-	-	-	-	-	-	423,800
compensation
Shares issued for exercise	466,900	620,800	-	-	-	-	-	-	620,800
of warrants and options
Shares issued for	298,400	296,800	-	-	-	-	-	-	296,800
compensation
Conversion of Series D	129,700	518,900	(51,900)	(518,900)	-	-	-	-	-
Preferred Stock to common
Conversion of Series E	15,000	45,000	-	-	(10,000)	(45,000)	-	-	-
Preferred Stock to common
Preferred dividend, Series B,	-	-	-	-	-	-	-	(114,800)	(114,800)
paid in kind
Preferred dividends, Series D,	32,600	47,700	-	-	-	-	-	(30,900)	16,800
paid or accrued
Preferred dividends, Series E,	78,200	111,000	-	-	-	-	-	(123,000)	(12,000)
paid or accrued
Shares retired	(1,212,700)	(1,249,100)	(82,300)	(814,900)	(725,000)	(3,165,900)	-	-	(5,229,900)
Adjustment to Series D & E	-	(105,700)	-	-	-	-	-	-	(105,700)
Preferred stock
NASDAQ listing of	-	(27,900)	-	-	-	-	-	-	(27,900)
additional shares fee
Net loss	-	-	-	-	-	-	-	(57,800)	(57,800)
Gross unrealized gain on
marketable securities	-	-	-	-	-	-	466,500	-	466,500
Balances, June 30, 2011	4,874,100	$108,696,500	-	$-	-	$-	$466,500	$(103,341,200)	$5,821,800

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 2012

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME (LOSS)	DEFICIT	TOTAL
Balances, June 30, 2011	4,874,100	$108,696,500	-	$-	$466,500	$(103,341,200)	$5,821,800
Value of stock based compensation	-	24,900	-	-	-	-	24,900
Shares issued for exercise of options	100,800	151,200	-	-	-	-	151,200
Shares issued for services	39,600	26,500	-	-	-	-	26,500
Shares issued for asset acquisition	40,000	28,800	-	-	-	-	28,800
Preferred dividend, Series B, paid in kind	-	-	-	-	-	(30,500)	(30,500)
Gain on redemption of Series B Preferred Stock	-	-	-	-	-	443,200	443,200
NASDAQ fee	-	(4,000)	-	-	-	-	(4,000)
Shares of Alanco common stock repurchased	-	-	44,200	30,300	-	-	30,300
Treasury shares retired	(44,200)	(30,300)	(44,200)	(30,300)	-	-	(60,600)
Unrealized loss on marketable securities, net of tax	-	-	-	-	(82,900)	-	(82,900)
Net loss	-	-	-	-	-	(635,200)	(635,200)
Balances, June 30, 2012	5,010,300	$108,893,600	-	$-	$383,600	$(103,563,700)	$5,713,500

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(635,200)	$(57,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,700	462,500
Stock issued for services	26,500	15,000
Stock-based compensation	24,900	423,800
Shares issued for payment of compensation	-	296,800
Gain on sale of marketable securities	(386,700)	-
Gain on sale of Wireless Asset Management segment assets	-	(1,294,000)
Income recognized on dissolution of subsidiary	-	(1,372,800)
Distribution of marketable securities from escrow	(9,700)	-
Changes in operating assets and liabilities:
Accounts receivable, net	-	839,800
Other receivables	85,100	-
Inventories, net	-	(995,300)
Prepaid expenses and other current assets	(57,600)	415,800
Accounts payable and accrued expenses	225,700	(283,200)
Deferred revenue	-	82,700
Costs and estimated earnings in excess of billings on uncompleted contracts	-	12,800
Billings in excess of costs and estimated earnings on uncompleted contracts	-	7,300
Customer advances	-	38,500
Other assets	(50,000)	21,600
Net cash used in operating activities	(774,300)	(1,386,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, property and equipment	(1,756,800)	(39,300)
Cash received for sale of RFID Technology segment assets	-	2,000,000
Cash received for sale of Wireless Asset Management segment assets	-	2,047,200
Cash paid for Wireless Asset Management segment closing costs	-	(658,700)
Proceeds from sale of marketable securities	3,278,000	-
Issuance of note receivable to American Citizenship Center, LLC	(300,000)	-
Issuance of note receivable to Symbius Financial, Inc.	(100,000)	-
Investment in Symbius Financial, Inc.	(162,100)	-
Cash forfeited in sale of Wireless Asset Management segment assets	-	(321,600)
Other	-	(1,000)
Net cash provided by investing activities	959,100	3,026,600

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	-	784,800
Repayment on borrowings	(800,000)	(3,212,700)
Repayment on capital leases	-	(13,200)
Cash dividends paid	-	(51,600)
Net proceeds from exercise of warrants and stock options	151,200	620,800
Net proceeds from sale of common stock	-	642,400
Purchase of treasury shares	(30,300)	-
Other	(4,600)	(27,900)
Net cash used in financing activities	(683,700)	(1,257,400)

NET INCREASE (DECREASE) IN CASH	(498,900)	382,700

CASH AND CASH EQUIVALENTS, beginning of period	783,200	400,500

CASH AND CASH EQUIVALENTS, end of period	$284,300	$783,200

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2012		2011
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Net cash paid during the period for interest	$-		$442,900
Non-cash activities:
Unrealized gain on marketable securities	$82,900		$-
Stock issued for services	$26,500		$15,000
Gain on redemption of Series B Preferred Stock, net of legal fees	$443,200		$-
Marketable securities paid for services	$100,000		$-
Settlement of Series B Preferred Stock for a note payable	$800,000		$-
Assumption of note in land purchase	$200,000		$-
Fair value - contingent payments	$1,125,000		$-
Asset retirement cost accrual	$410,000		$-
Distribution of marketable securities from escrow	$9,700		$-
Issuance of common stock for asset acquisition	$28,800	$
Shares issued for payment on debt and interest	$-		$2,100
Series D preferred stock converted to Common	$-		$518,900
Series D preferred stock retired in exchange for ORBCOMM Series A Preferred Stock	$-		$814,900
Series E preferred stock converted to Common	$-		$45,000
Series E preferred stock received and retired in sale of Wireless Asset Management
segment assets	$-		$2,250,000
Series E preferred stock retired in exchange for ORBCOMM Series A Preferred Stock	$-		$915,900
Common shares received and retired in sale of Wireless Asset Management
segment assets	$-		$1,249,100
Debt assumed in sale of Wireless Asset Management segment assets	$-		$3,900,000
Non cash adjustment to equity to clear Series D and Series E preferred stock	$-		$105,700
Fees on line of credit paid with debt	$-		$30,000
Value of shares issued for payment of compensation	$-		$296,800
Value of stock-based compensation	$24,900		$423,800
Non cash transfers to fixed assets	$-		$118,900
Change in dividend payable	$-		$56,400
Series B preferred stock dividend, paid in kind	$30,500		$114,800
Series D preferred stock dividend, paid in common stock	$-		$47,700
Series E preferred stock dividend, paid in common stock	$-		$111,000
Change in Accumulated Other Comprehensive Income	$82,900		$466,500
ORBCOMM Common shares received in Sale of Wireless Asset Management
segment assets	$-		$6,170,600
ORBCOMM Preferred Series A shares received in the sale of Wireless Asset
Management segment assets	$-		$1,835,500
Capital lease assumed by ORBCOMM in the sale of Wireless Asset Management
segment assets	$-		$9,900
Goodwill and Intangible Assets sold in the sale of Wireless Asset Management
segment and RFID Technology segment assets	$-		$13,545,500
Fixed assets sold in the sale of Wireless Asset Management segment and RFID
Technology segment assets	$-		$359,000

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Alanco Technologies, Inc. was incorporated in Arizona in 1969.

Alanco Technologies, Inc. and subsidiaries (the “Company”) sold substantially all of the assets and certain liabilities of its operations (Alanco/TSI PRISM, Inc. and StarTrak Systems, LLC) during fiscal year 2011 and at fiscal year end June 30, 2011 the Company was without operating entities.  The Company has stated in previous filings that its objective is to complete a merger (possibly a reverse merger) and remain an operating publicly traded company.  To that objective, on June 29, 2011 the Company announced that it had signed a definitive merger agreement with YuuZoo Corporation (a private company with corporate offices in Singapore), subject to the completion of due diligence and shareholder approval of both companies. The agreement was terminated on September 20, 2011 due to market conditions and Alanco’s inability to complete its due diligence.  Alanco began an operational restructuring in April 2012 with the formation of a new subsidiary, Alanco Energy Services, Inc. (“AES”), for the purpose of obtaining property to establish a facility for the treatment and disposal of large quantities of produced water generated by the oil and natural gas producers in Western Colorado.   See Note 5 - Alanco Energy Services for discussion of AES transactions.

Principles of Consolidation – These consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (GAAP).  The consolidated financial statements for the years ended June 30, 2012 and 2011 include, where appropriate, the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco Energy Services, Inc., Alanco/TSI PRISM, Inc. (“ATSI”), Excel/Meridian Data, Inc. (“Excel”), Fry Guy Inc. (“Fry Guy”) and StarTrak Systems, LLC (“StarTrak”) (collectively, the “Company”).  The operating results for ATSI, Excel and StarTrak for fiscal year 2011 are presented as discontinued operations.  All subsidiaries are Arizona corporations, except for Alanco Energy Services, Inc., which is a Colorado corporation; Fry Guy Inc., which is a Nevada corporation; and StarTrak Systems, LLC, which is a Delaware LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain prior year balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Other Receivables – At June 30, 2012, the other receivables balance of $16,800 consists of $7,800 of accrued interest related to notes receivable and $9,000 of miscellaneous billings for accounting services performed for a related party, American Citizenship Center, LLC.  The Company historically provided for potentially uncollectible receivables by use of the allowance method. An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts.  At June 30, 2012 and 2011, the other receivables balance had been reviewed and no receivable reserves were deemed necessary.

Notes Receivable – At June 30, 2012, the notes receivable balance of $400,000 ($250,000 current and $150,000 long-term) consisted of a $300,000 note from American Citizenship Center, LLC (“ACC”) and a $100,000 note from Symbius Financial, Inc. (“Symbius”).  The Company historically provided for potentially uncollectible notes receivable by use of the allowance method.  An allowance for doubtful accounts is provided based upon a review of the individual notes outstanding and the Company’s prior history of uncollectible accounts.  Interest income from notes receivable is recognized when earned.  At June 30, 2012, the notes receivable balance has been reviewed and no notes receivable reserves were deemed necessary.

Marketable Securities - Restricted – The Company determines the appropriate classification of its investments in marketable equity securities at the time of acquisition and reevaluates such determinations at each balance sheet date. Marketable securities are classified as held to maturity when the Company has the positive intent and ability to hold securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with the unrealized gains and losses recognized in earnings. Marketable securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair value, with the unrecognized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders’ equity. The Company measures and discloses its investments in marketable securities, which are classified as available for sale, at fair value on a recurring basis, in accordance with the ASC. The cost of the securities sold is based on specific identification of the security.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Fair Value of Assets and Liabilities – The estimated fair values for assets and liabilities are determined at discrete points in time based on relevant information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs other than quoted prices included within Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.  These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, prepaid expenses, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature and borrowing rates currently available to the Company for loans with similar terms and maturities.

The following are the classes of assets and liabilities measured at fair value on a recurring basis at June 30, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2012
Marketable Securities - Restricted	$-	$3,572,600	$-	$3,572,600

Asset Retirement Obligation	-	-	410,000	410,000

Contigent Land Payment	-	-	625,000	625,000

Contingent Purchase Price	-	-	500,000	500,000
	$-	$3,572,600	$1,535,000	$5,107,600

Fair Value of Marketable Securities - Restricted – The estimated fair values of Marketable Securities - Restricted are determined at discrete points in time based on relevant market information.  The Marketable Securities – Restricted is comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the total shares) per month.  The sale restriction above is why the fair value measurement of June 30, 2012 of ORBCOMM’s Stock is based on quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Asset Retirement Obligation – The Deer Creek asset retirement obligation is the estimated cost to close the Deer Creek facility under terms of the lease, meeting environmental and State of Colorado regulatory requirements.  The estimate is determined at discrete points in time based upon significant unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  Management’s estimate of the asset retirement obligation is based upon a cost estimate developed by a consultant knowledgeable of government closure requirements and costs incurred at similar water disposal facility operations.  The process used was to identify each activity in the closure process, obtaining vendor estimated costs, in current dollars, to perform the closure activity and accumulating the various vendor estimates to determine the asset retirement obligation.  Although the water disposal facility is anticipated to remain operational for a period of up to 30 years, a present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.  The lack of an active market to validate the estimated asset retirement obligation results in the fair value of asset retirement obligation to be a Level 3 fair value measurement.  ASC Topic 820: Fair Value Measurement requires the Company to review the asset retirement obligation on a recurring basis and record changes in the period incurred.

Fair Value of Contingent Payments – The contingent land payment and contingent purchase price liabilities are also determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  In calculating the estimate of fair value for both of the contingent payments, management completed an estimate of the present value of each identified contingent liability based upon projected income, cash flows and capital expenditures for the Deer Creek facility developed under plans currently approved by the Company’s board of directors.  Different assumptions relative to the expansion of Deer Creek and Indian Mesa facilities could result in significantly different valuations.  The projected payments have been discounted at a rate of 3% per annum to determine net present value.  The lack of an active market to validate the estimated contingent land and purchase price liabilities results in the fair value of the contingent land and purchase price liabilities to be a Level 3 fair value measurement.  ASC Topic 820: Fair Value Measurement requires the Company to review the contingent land and purchase price liabilities on a recurring basis and record changes in the period incurred.

Land, Property and Equipment – Land, Property and Equipment are stated at cost, net of accumulated depreciation, of $3,524,600 and $6,700 at June 30, 2012 and 2011, respectively. Depreciation is computed over the estimated useful lives of the assets using the straight-line method, generally over a 3 to 20-year period.  Currently all furniture and office equipment are being depreciated over 3 years; production equipment over 7-10 years; evaporation pond liners over 15 years and pond construction over 20 years.  Expenditures for ordinary maintenance and repairs are charged to expense as incurred while betterments or renewals are capitalized. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.  Related depreciation expense for the years ended June 30, 2012 and 2011, was $2,700 and $1,000, respectively.

Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  To the extent that the Company does not consider it more than likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

The Company makes significant estimates and assumptions concerning the classification and valuation of investments, valuation of contingent and non-cash consideration received in the sale of the Wireless Asset Management segment, the estimated fair value of stock based compensation, expense recognition, realization of deferred tax assets and notes receivable and the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairment of Intangibles and Other Long-Lived Assets - The Company’s policy is to perform an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.  No impairment charge was recorded in fiscal years ended June 30, 2012 or 2011.

Income (Loss) Per Share - The income (loss) per share (“EPS”) is presented in accordance with the provisions of the ASC.  Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and Diluted EPS were the same for fiscal 2012 and 2011, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).  Stock options representing 674,100 shares of Class A Common Stock were outstanding at June 30, 2012 with exercise prices ranging between $.75 and $2.00. The weighted average exercise price for all outstanding options was $0.80.  Stock warrants representing 150,400 Class A Common Shares were outstanding at June 30, 2012 with exercise prices ranging between $2.64 and $14.00.  The weighted average exercise price was $6.24.  In addition, $28,000 of a note due to an officer is convertible at $2.24 per share, or 12,500 shares of Class A Common Stock.

Stock options representing 661,800 shares of Class A Common Stock were outstanding at June 30, 2011 with exercise prices ranging between $1.50 and $20.00.  The weighted average exercise price for all outstanding options was $1.62.  Stock warrants representing 201,100 Class A Common Shares were outstanding at June 30, 2011 with exercise prices ranging between $1.92 and $14.40.  The weighted average exercise price was $5.77.  At June 30, 2011, Preferred Stock outstanding included 122,600 shares of Series B Convertible Preferred Stock with a stated value per share of $10.00, which are convertible into Class A Common shares at a ratio of .65 shares of common stock for each share of Series B Preferred Stock.  In addition, $28,000 of a note due to an officer is convertible at $2.24 per share, or 12,500 shares of Class A Common Stock.

Stock Options Plans - The Company has stock-based compensation plans and effective July 1, 2006 the Company adopted the fair value recognition provisions of the ASC.  Stock-based compensation expense for all stock-based compensation awards granted after June 30, 2006 is based on the grant date fair value estimated in accordance with the provisions of the ASC.  The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of Credit Risks - The Company invests its excess cash in short term bank investments that in some cases exceeds the maximum FDIC insurance amount.  At June 30, 2012 and 2011, deposits in excess of FDIC insured limits amounted to Nil and $153,100, respectively.  The Company currently has a substantial amount of its assets invested in ORBCOMM Common Stock, received as partial consideration in the sale of the Wireless Asset Management segment.  Although the Company performed due diligence during the negotiations with ORBCOMM and believes that ORBCOMM Common Stock is a good investment, no assurance can be made that the stock will maintain its value.  See Note 4 - Marketable Securities - Restricted for additional discussion of the investment.  At June 30, 2012, the notes receivable balance of $400,000 consisted of a $300,000 note from American Citizenship Center, LLC (“ACC”) and a $100,000 note from Symbius Financial, Inc.  Both notes are secured, however there is no assurance the amounts will be repaid when due or if ever.  The Symbius note for $100,000 was repaid, including accrued interest, subsequent to June 30, 2012.  See Note 3 – Notes Receivable and Note 9 – Investments for additional discussions of the notes receivable at June 30, 2012.

Segment Information – The ASC defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 6 – Discontinued Operations for further information related to the Company’s segments classified as discontinued operations.

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

As a result of the reverse split, each eight (8) shares of the Company’s Class a Common Stock outstanding at the time of the reverse split was automatically reclassified and changed into one share of common stock, and the total number ofcommon shares outstanding was reduced from approximately 41.7 million shares to approximately 5.2 million shares, post-split. The reverse stock split resulted in the same adjustment to the Company’s outstanding stock options and securities reserved for issuance under its current incentive plans. No fractional shares were issued in connection with the reverse stock split. Upon surrender of their stock certificates, shareholders have received, or will receive, cash in lieu of the fractional shares to which they would otherwise be entitled. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and convertible securities) have been restated in the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the calculation of the weighted average common shares outstanding and loss per share for all periods presented to reflect the reverse stock split.

Recent Accounting Pronouncements - With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the twelve months ended June 30, 2012, that are of significance, or potential significance, to us.

In April 2011, the FASB issued guidance which addresses agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

In May 2011, the FASB issued guidance which applies to measurement and disclosure of fair value of assets, liabilities, or instruments in shareholder’s equity.  The guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

In December 2011, the FASB issued revised guidance on the reporting of comprehensive income.  The Company previously adopted earlier guidance on the reporting of comprehensive income for which early adoption was permitted; therefore, the revised guidance had no material impact on its financial position and results of operations.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	STOCK-BASED COMPENSATION

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on date of grant.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

           Assumptions for awards of options granted during the years ended June 30, 2012 and 2011 were:

	Awards Granted in the Years Ended
Assumption	June 30, 2012	June 30, 2011
Dividend yield	0%	0%
Expected volatility	62%	62%
Weighted-average volatility	62%	62%
Risk-free interest rate	2%	2% - 4%
Expected life of options (in years)	3.75	2.0 - 3.75
Weighted average grant-date Black Scholes calculated fair value	$0.31	$0.61

    The following table summarizes the Company’s stock option activity during fiscal year 2012:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
	Number of	Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value	Value

Outstanding July 1, 2011 (4)	661,800	$1.62	1.78	$394,100	$210,700
Granted	635,000	0.75	4.78	196,900	-
Exercised	(100,800)	1.50	-	(45,500)	45,600	(2) (3)
Forfeited, expired or cancelled	(521,900)	1.64	-	(328,400)	-
Outstanding June 30, 2012	674,100	$0.80	4.58	$217,100	$-	(2)
Exercisable June 30, 2012	102,600	$1.08	3.47	$40,000	$-	(2)

(1) Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of June 30, 2012, for those awards that have an exercise price currently below the closing price as of June 30, 2012 of $0.69.
(3) This value is calculated as the difference between the exercise price and the market price of the stock on the date of exercise. The market price of the Company's common stock as of the various exercise dates ranged from $1.77 to $2.02.
(4) Includes 23,400 options previously excluded.

The Black Scholes value of the 635,000 options granted during the fiscal year ended June 30, 2012 was $170,900 of which $17,100 had been recognized.  As of June 30, 2012, the Company has approximately $153,800 of unamortized Black Scholes value related to the above stock option grants which is scheduled to be expensed during fiscal year 2013.

As of June 30, 2012, the Company had 150,400 warrants outstanding with a weighted average exercise price of $6.24.  The expiration date of the outstanding warrants extends through July 9, 2013.  The following table summarizes the Company’s warrant activity during the twelve months ended June 30, 2012:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2011	201,100	$5.77
Granted	-	-
Exercised	-	-
Canceled/Expired	(50,700)	4.38
Warrants Outstanding, June 30, 2012	150,400	$6.24

3.        NOTES RECEIVABLE

Notes receivable at June 30, 2012 and 2011 consist of the following:

	2012	2011
Note receivable - ACC	$300,000	$-
Note receivable - Symbius	100,000	-
Notes receivable	400,000	-
Less long-term	(150,000)	-
Notes receivable - current	$250,000	$-

Note receivable - ACC represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The note is secured by all assets of ACC, bears interest at the rate of 7.5% and is repayable at $75,000 per quarter commencing March 31, 2013 and continuing thereafter until paid.  See Note 9 - Investments for additional discussion on the Company’s investment in ACC.

Note receivable – Symbius represents an amount due from Symbius Financial, Inc. (“Symbius”) under an agreement whereby the Company agreed to provide a secured line of credit up to $250,000, secured by all Symbius assets and accruing interest at 7.5%.  The agreement required monthly payments starting in January 2013 of approximately $15,000 with the final payment for any unpaid amount due July 1, 2014.  Subsequent to June 30, 2012, Symbius repaid the outstanding balance under the line of credit agreement.  See Note 9 – Investments for additional discussion on the Company’s investment in Symbius.

4.      MARKETABLE SECURITIES – RESTRICTED

At June 30, 2012, the Company had Marketable Securities - Restricted in the amount of $3,572,600 representing the June 30, 2012 market value ($3.26 per share) of 1,095,884 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 2011 sale of StarTrak, net of an estimated 83,306 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreements more fully discussed in Note 7 – Sale of Operating Segments.  The net cost basis of the estimated 83,306 shares at June 30, 2012 and 2011 is $2.91 per share or $242,400.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the shares received) monthly.  The Company has classified these securities as available-for-sale at June 30, 2012 and 2011. The fair value measurement at June 30, 2012 and 2011 is based upon quoted prices from similar assets in active markets and thus represents a Level 2 fair value measurement.  The restriction discussed above is why ORBCOMM’s Common Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $3.13 per share at June 30, 2011 to $3.26 per share at June 30, 2012, the Company recorded an unrealized gain on marketable securities held at June 30, 2012 (presented in the Consolidated Statements of Comprehensive Income (Loss)), of $142,500, offset by an adjustment for unrealized gains previously recorded related to securities sold during the period.  The actual gain or loss of securities sold is reported in the Statement of Operations.  At June 30, 2012 and 2011, the Accumulated Unrealized Gain on Marketable Securities, net of tax, of $383,600 and $466,500 respectively, was presented in the Shareholders’ Equity section of the Consolidated Balance Sheets.

The Company’s Marketable Securities at both June 30, 2012 and 2011 consist of investments in common stock of ORBCOMM, Inc. (NASDAQ: “ORBC”) acquired in May 2011 as partial consideration in the sale of the Company’s Wireless Asset Management business segment.  The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than- temporary decline exists, the Company writes down the investment to its market value and records the related impairment as an investment loss in its Statement of Operations.  As of close of market on September 24, 2012, the per share value of the ORBCOMM Common Stock was $3.74, $.83 per share above the cost basis of $2.91 per share and above the June 30, 2012 valuation of $3.26 per share as presented on the attached balance sheet.  No impairment related to an other-than-temporary decline was recorded during the years ended June 30, 2012 and 2011.

During the fiscal year ended June 30, 2012, the Company sold a total of 993,661 shares of ORBCOMM, Inc. Common Stock for total proceeds of $3,278,000, and an average selling price of approximately $3.30 per share, resulting in gains of $394,700 offset by losses of ($8,000) for a net gain of $386,700.  In addition, the Company transferred 34,270 shares, valued at $100,000, or the Company’s cost basis of $2.91 per share, in payment of obligations related to the sale to past employees and officers of StarTrak Systems, LLC.  Finally, 29,990 shares were distributed to ORBCOMM from the litigation escrow account with the balance distributed to the Company resulting in miscellaneous income of $9,700 (3,332 shares).  Considering shares transferred and sold during the year ended June 30, 2012, the Company disposed of 1,057,921 shares.

The following table summarizes the activities related to investment in Marketable Securities for the year ended June 30, 2012.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Marketable Securities
						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Total Cost	Per Share	Total Value	Gain	(Loss)
June 30, 2011	2,120,483	$2.91	$6,170,600	$3.13	$6,637,100	$466,500	$-

Shares sold	-	-	-

September 30, 2011	2,120,483	2.91	6,170,600	2.55	5,407,200	-	(763,400)

Shares sold or transferred	(408,790)	2.91	(1,189,900)

December 31, 2011	1,711,693	2.91	4,980,700	2.99	5,118,000	137,300	-

Shares sold	(539,809)	2.91	(1,570,800)

March 31, 2012	1,171,884	2.91	3,409,900	3.85	4,511,600	1,101,700	-

Shares sold or transferred	(76,000)	2.91	(220,900)

June 30, 2012	1,095,884	$2.91	$3,189,000	$3.26	$3,572,600	$383,600	$-

5.     ALANCO ENERGY SERVICES

In compliance with a new business development plan, the Company formed Alanco Energy Services, Inc. (“AES”), a wholly owned subsidiary, and in April 2012 executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO transferring a land lease for 20 acres near Grand Junction, CO and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.  The lease terms payable to the landlord include a minimum monthly lease payment of $100 per acre ($2,000 per month) during the initial ten year term of the lease, plus $.25 per barrel of produced water received at the site.  The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of  landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord discussed above.  AES recorded the $100,000 payment as prepaid royalties.

TCO can also earn deferred purchase price payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent deferred payment), approximately the initial term of the lease. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.  See Note 11 - Fair Value - Contingent Payments for additional discussion of the contingent deferred payment.

AES has also entered into a definitive agreement ("Agreement") with Deer Creek Disposal, LLC ("DCD") whereby AES acquired a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due November 15, 2012. AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses (contingent land payment).  See Note 11 – Fair Value - Contingent Payments for additional discussion of the contingent land payment.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related to the treatment and disposal facilities, AES has also entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits are attained.  In an amendment to the TCO agreement, TCO agreed to provide certain administrative duties for AES and the management fee was increased to $23,000 per month.  In addition, the Company agreed to pay TCO, at closing, up to $85,000 and issue 40,000 shares of Common Stock of Alanco Technologies, Inc. as reimbursement for past expenses and efforts in acquiring permits and for past management services and covenant not to compete.

6.        DISCONTINUED OPERATIONS

In previous SEC filings, Alanco reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  During the fiscal year ended June 30, 2009, the Company announced a plan to divest the operations of the Company’s Data Storage segment and reinvest the proceeds in to the remaining operating units.  The divestiture plan was expanded during the quarter ended September 30, 2009 when the Company announced its plan to sell its RFID Technology segment.  Finally, the plan was expanded further when, on February 23, 2011, the Company entered into a definitive agreement, subject to shareholder approval, to sell its Wireless Asset Management segment.  In compliance with the divestiture plan, the Data Storage segment was sold in March 2010 and the RFID Technology segment was sold in August 2010.  The sale of the Wireless Asset Management segment was approved by shareholders at the Company’s annual meeting on May 10, 2011, with the transaction closing approximately one week later.  As a result, as of June 30, 2011 all segment operations had been sold and the segments’ operating results for the fiscal year ended June 30, 2011 were reported as Discontinued Operations.

The following table is a summary of the results of discontinued operations for fiscal year ended June 30, 2011 and other financial information by major segment:

	DISCONTINUED OPERATIONS
	Wireless
	Asset	RFID	Data
	Management	Technology	Storage	Total
Fiscal year 2011
Sales	$13,740,800	$38,700	$-	$13,779,500
Cost of Goods Sold	8,174,300	25,200	-	8,199,500
Gross Profit	5,566,500	13,500	-	5,580,000

Gross Margin	40.5%	34.9%	n/a	40.5%

Selling, General & Administrative	5,672,900	7,100	99,800	5,779,800
Stock-Based Compensation Expense	220,700	3,000	-	223,700
Depreciation and Amortization	458,200	3,400	-	461,600
Total Selling, General & Administrative	6,351,800	13,500	99,800	6,465,100
Operating Loss	$(785,300)	$-	$(99,800)	$(885,100)

Capital Expenditures	$151,400	$-	$-	$151,400

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.        SALE OF OPERATING SEGMENTS

Sale of StarTrak Systems, LLC Operations – Wireless Asset Management segment

The operations of StarTrak Systems, LLC (“StarTrak”), a subsidiary comprising the Company’s Wireless Asset Management segment, was sold to ORBCOMM Inc. (“ORBCOMM”) effective in May 2011.  The transaction was structured as an asset purchase whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.  (The Asset Purchase Agreement was included in the definitive proxy statement filed on April 11, 2011.)  The transaction was considered the sale of substantially all of the assets of Alanco and accordingly required shareholder approval.  The proposal was approved by shareholders at the annual shareholders meeting held on May 10, 2011 and the transaction closing date was May 16, 2011.

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
3.
Cancellation  and termination of all outstanding obligations of Alanco and StarTrak to ORBCOMM under the Secured Promissory Note, including the then outstanding principal amount of $300,000 plus interest and fees, if any, due thereunder as of the closing date;

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

Escrow accounts - The escrow account for 249,917 shares (number 6 above) of ORBCOMM Common Stock, established under the escrow agreement described above, provides for the availability of ORBCOMM shares to pay for half of the out of pocket costs that may be incurred as a result of certain litigation pending against StarTrak at the time of the closing.  Subsequent to the closing, a settlement was reached among the litigants and ORBCOMM notified Alanco that its half of the settlement cost, including fees and expenses, amounted to approximately $100,000.  Under the escrow agreement, the shares returned to ORBCOMM in payment of the litigation costs, would be valued at $3.001 per share.  Final negotiation of the litigation escrow shares was completed in May 2012 and the agreement resulted in 29,990 of the escrow shares being distributed to ORBCOMM with the 219,927 balance distributed to Alanco.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The second escrow account in the amount of 166,611 shares of ORBCOMM common stock, established under item 7 above, provides for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at June 30, 2012 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management’s best estimate of the warranty costs at June 30, 2012 and 2011.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable and may be in excess of the 83,306 shares currently estimated by the Company.  Resolution of the final distribution under this escrow agreement has been delayed and is now expected to be completed by November 30, 2012, after measurement period warranty costs have been analyzed and the actual obligations under escrow agreement determined.

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

ORBCOMM delivered to Alanco on August 12, 2011, a written statement of the Current Assets, Current Liabilities and Net Working Capital Amount pursuant to the terms of the Agreement reflecting a working capital adjustment in favor of ORBCOMM of approximately $700,000.  Under terms of the Agreement, Alanco submitted a “Notice of Disagreement” of the Net Working Capital Amount submitted by ORBCOMM.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  In an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties agreed to extend the resolution period to November 30, 2012 and are working to resolve the issue.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of June 30, 2012.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter.  As of the filing of this Form 10-K, the parties were reviewing the working capital calculations and no resolution had been reached.

Fair Value of Financial Instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  The Series E Convertible Preferred Stock (“Series E”) referred to in number 4 above was issued originally to ORBCOMM, at the time a supplier of StarTrak, by Alanco in April 2010 in a private placement offered to accredited investors.  ORBCOMM invested $2.25 million in exchange for 500,000 shares ($4.50 per share stated value) of Series E Convertible Preferred Stock.  Upon receipt of the Series E by Alanco, the shares were immediately retired with no gain or loss recognized.  The fair value measurement of the Series E is based upon unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset and thus represents a Level 3 fair value measurement.  As discussed in Footnote 16 – Shareholders’ Equity, the Company exchanged the ORBCOMM Series A Preferred Stock that it received from the sale of the StarTrak Operations with the Company’s Series E Convertible Preferred Stock held by primarily unrelated third parties of an equal stated value.  The Company estimated the fair value of the Series E Convertible Preferred Stock that it received from the sale of StarTrak Operations based upon the value of the ORBCOMM Series A Preferred Stock, which valuation is discussed below.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total of 2,237,111 shares of ORBCOMM Common Stock (NASDAQ: ORBC) valued at $2.91 per share (closing price at May 16, 2011) discussed in items 6 through 8 above are registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,638 shares (12 ½% of the total shares) per month.  The sale restriction above is why the fair value measurement at June 30, 2011 of ORBCOMM’s Stock is based on quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 measurement.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

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

Contingent Earn Out Amount – In addition to the Closing Consideration discussed above, up to an additional amount of approximately $1.17 million in contingent payments (the “Earn Out Amount”) is payable to Alanco by ORBCOMM if certain revenue milestones of the StarTrak business are achieved for the 2011 calendar year (the “Earn-Out Period”), ranging from approximately $194,000 in payout for total revenue of $20 million in the Earn-Out Period to approximately $1.17 million from total revenue of $24 million in the Earn-Out Period.   Any contingent payments earned can be paid in common stock, cash or a combination at ORBCOMM’s option.  Any ORBCOMM common shares issued will be valued on the 20-day average closing price ending March 31, 2012.

As of the acquisition date, the fair value of the contingent earn-out was estimated to be nil.  The estimated fair value of the earn-out was determined using the probability of achieving the revenue milestones.  The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  StarTrak revenues for the year ended December 31, 2011 were less than the $20 million minimum and no payment was earned.

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

StarTrak Systems, LLC
Gain on Sale

Consideration received in form of cash, stock and
assumption of debt	$17,744,600

Estimated value of potential payouts under escrow
agreements and working capital payouts	(439,400)

Investment banking, legal and accounting costs	(403,900)

Incentive compensation costs related to sale	(354,800)

Net Consideration	16,546,500

Net Book Value per above	(15,252,500)

Gain on Sale of StarTrak	$1,294,000

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sale of Alanco/TSI PRISM, Inc. Operations – RFID Technology segment

On August 18, 2010, the Company announced the sale of substantially all of the assets and operations of Alanco/TSI PRISM, Inc. (“TSI”), an entity representing the Company’s RFID Technology segment, to Black Creek Integrated Systems Corp. (“Black Creek”), a private company located in Irondale, Alabama. (See Form 8-K filed on August 23, 2010 detailing the transaction.)  The asset purchase transaction had been substantially completed by fiscal 2010 year end with the recording of a $4.5 million goodwill impairment charge and the accrual of the segment’s operating losses through the August 2010 sales date of $142,200.  The transaction resulted in no gain or loss from TSI discontinued operations on the sale of assets in fiscal 2011 as the Company had impaired carrying values in anticipation of the sale.  The transaction, which closed August 17, 2010, consisted of approximately $2 million in cash, the proceeds of which went directly to secured creditors.  The Black Creek transaction excluded $1,372,800 of TSI recorded net liabilities and claims (“Liabilities”), which remained on the accounts of TSI.  Since all proceeds from the sale went to secured creditors and the corporation is inactive, TSI does not have the assets or ability to satisfy the remaining Liabilities and Alanco believes it is sheltered from the Liabilities by TSI’s corporate structure, the stock of which was sold to an independent third party in June 2011 for an immaterial amount.  Given these facts and circumstances and discussion with legal counsel, Alanco believes that it has no exposure for these Liabilities, therefore, at June 30, 2011, the Company excluded those Liabilities from its consolidated accounts and recognized $1,372,800 in income from the dissolution of the subsidiary.

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

A patent infringement claim was filed by Crossroads Systems, Inc. against Excel/Meridian in 2010.  As the Company was in the process of selling the assets of Excel/Meridian, management determined that no defense against the claim was necessary given the liquidation of the Company.  As such, Crossroads Systems, Inc. was awarded a default judgment in the approximate amount of $400,000.  Excel/Meridian has no assets to satisfy the obligation and pursuant to our discussions with legal counsel, it does not appear that Crossroads Systems, Inc. has any recourse due to Excel/Meridian’s corporate structure, the stock of which was sold to an independent third party in June 2011 for an immaterial amount.  Given these facts and circumstances, Alanco believes that it has no exposure to the judgment or other potential Excel liabilities and as such, no liabilities have been recorded in the accompanying financial statements.

8.        LAND, PROPERTY AND EQUIPMENT

At June 30, 2012 and 2011, Land, Property and Equipment consist of the following:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2012	2011
Land and improvements	$1,383,400	$-
Office furniture and equipment	48,700	135,900
Production equipment	79,500	-
	1,511,600	135,900
Less accumulated depreciation	(43,100)	(129,200)
Construction in progress	2,056,100	-
Net book value	$3,524,600	$6,700

Land represents costs related to the acquisition of 160 acres known as Indian Mesa.  Costs include the initial payment at closing of $500,000, a $200,000 assumed notes payable due November 2012, $625,000 present value of future contingent land costs, $46,100 in permit costs and $12,300 in legal expenses.

Construction in progress consists of $993,500 in construction costs, $410,000 in asset retirement obligations, $152,600 in permit costs and a $500,000 liability for contingent payments.  The Company anticipates that depreciation of the construction in progress assets will begin in August 2012 and September 2012 when each of the ponds start service.

Related depreciation expense for the years ended June 30, 2012 and 2011, was $2,700 and $1,000, respectively.  During the fiscal year ended June 30, 2012, the Company retired assets with a cost and accumulated depreciation of $88,800.

9.        INVESTMENTS

    American Citizenship Center, LLC

On January 6, 2012, the Company agreed to provide a $300,000 working capital loan to American Citizenship Center, LLC (“ACC”), a private company that provides 1) proprietary, automated on-line assistance for eligible immigrants to prepare for and obtain US citizenship; and 2) assistance in preparing and filing for Deferred Action for Undocumented Youth under a new policy developed by the Department of Homeland Security designed to allow certain people who did not intentionally violate immigration law to continue to live and work in the United States.  The Company received a $300,000 Note and a two year warrant to purchase 240,000 membership units (currently would equate to approximately 20% ownership) of ACC at an exercise price of $1.25 per unit.  The Note accrues interest at 7.5% (paid quarterly) on the outstanding balance, is payable in monthly installments of $75,000 commencing on March 31, 2013 and continuing until paid in full, provides for Alanco to have board of director representation and is secured by all assets and properties of ACC.  At June 30, 2012 the Company considered the value of the ACC warrants to be immaterial due to the startup nature of ACC, the limited time until the warrants expire and the significant premium (39%) of the exercise price compared to the most recent stock sales.  At June 30, 2012 Mr. Robert Kauffman, CEO of Alanco, had also made a personal investment in the membership units of ACC.

Subsequent to year end, Alanco agreed to amend the loan agreement increasing the maximum amount available under the loan to $400,000.  The additional availability was granted under similar terms and conditions to the original agreement and was to be used to open an office in Los Angeles, CA.  In addition to interest, Alanco received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit.

          Symbius Financial, Inc.

Effective April 25, 2012, Alanco purchased 300,000 shares of Series A Convertible Preferred Stock (“Preferred Shares”) issued by Symbius Financial, Inc. (“Symbius”) the developer and provider of PayEarly loan products.  PayEarly is a payroll loan product offered primarily through payroll provider partners using PayEarly’s unique software, seamlessly incorporated within the payroll provider’s payroll software platforms to process the loans directly to the employee.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Series A Convertible Preferred Shares acquired are carried at cost at June 30, 2012 and were convertible into 300,000 shares of Symbius Common Stock, or an approximate 24% ownership.  Under terms of the transaction, Alanco paid $150,000 for the Series A Convertible Preferred Shares at closing and agreed to provide a secured credit line ($100,000 available at Closing) in the form of a term loan that, upon Symbius achieving certain financial objectives, could reach a maximum of $250,000.  The term loan was secured by all assets of Symbius, bears interest at 7 ½% and was repayable over a period of up to 17 months with payments commencing January 1, 2013.  In addition, Alanco obtained options, exercisable for 12 months from date of close, from major Symbius founders to acquire up to 250,000 Symbius common shares currently outstanding at $1.50 per share and Symbius warrants, effective for a period of 24 months from date of close, whereby Alanco can acquire up to 250,000 newly issued shares of common stock at a price of $1.50 per share.  Finally, the parties agreed that Alanco would have the right to acquire, from shareholders, through December 31, 2012 any remaining outstanding Symbius common shares in consideration of Alanco Common Stock at a ratio of 1.5 shares of Alanco for each share of Symbius and at a ratio of 2 shares of Alanco for each share of Symbius from January 1, 2013 to December 31, 2013.

As a result of a change in Symbius’s business model, effective July 30, 2012, with the approval of Alanco, Symbius repaid the $100,000 balance due under the term loan, plus interest of $2,847, and repurchased, for $250,000, the 300,000 shares of Series A Convertible Preferred Shares and all Symbius warrants and options held by the Company. The transaction resulted in a gain, net of related legal expense, of approximately $85,000 and terminated the Company's investment in Symbius.

10.     NOTES PAYABLE

Notes payable at June 30, 2012 and 2011 consist of the following:

	2012	2011
Notes payable - Land	$200,000	$-
Notes payable - Other, related party	28,000	28,000
Notes payable	228,000	28,000
Less current portion	(228,000)	(28,000)
Notes payable - long-term	$-	$-

Notes payable – Land at June 30, 2012, consisted of a $200,000 note assumed in the April 2012 purchase of a 160 acre parcel of Colorado land referred to as Indian Mesa.  The note, due to Indian Mesa, Inc., a previous owner of the land, is secured by the land, is non-interest bearing, and is due on November 15, 2012.  Due to the short term nature of the note, no interest rate was imputed.

Notes payable – Other, related party, at June 30, 2012, represents an unsecured convertible note due to the Company’s Chief Financial Officer.  The note is a 10 day demand note in the amount of $28,000, bearing interest at 8% per annum, issued for additional working capital.  The $28,000 note is convertible into Class A Common Stock at $2.24 per share.  Related interest expense for fiscal 2012 and 2011 was $1,700 and $2,800, respectively, with total interest payable at June 30, 2012 of approximately $4,000.  See Note 14 – Related Party Transactions for additional information.

11.      FAIR VALUE - CONTINGENT PAYMENTS

Fair value – contingent payments at June 30, 2012 relate to AES transactions required for the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2012
Fair value - contingent land payment	$625,000
Fair value - contingent purchase price	500,000
1,125,000
Less current portion	(50,000)
Fair value - contingent payments, long-term	$1,075,000

Fair value – contingent land payment represents the net present value of $800,000 of contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

Fair value – contingent purchase price of $500,000 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 20 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on the earlier of (i) the recovery of AES’s capital investment, or (ii) January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

12.       FAIR VALUE - ASSET RETIRMENT OBLIGATIONS

The Company has recognized estimated asset retirement obligations (closure cost) of $410,000 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was, subsequent to June 30, 2012, approved by the State of Colorado.  Although the Deer Creek water disposal facility is anticipated to remain operational for a period of up to 30 years, a present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

Asset retirement obligations are recorded in the period in which they are incurred and reasonably estimable.  Retirement of assets may involve efforts such as removal of leasehold improvements, contractually required demolition, and other related activities, depending on the nature and location of the assets.  In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimate of potential settlement dates, and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligation.   The Company performs an annual review and reassesses its estimates to determine if an adjustment to the value of the asset retirement obligation is required.

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $3,500 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value – asset retirement obligation of $410,000 represents AES’s share of the $556,000 estimated closure costs, determined in consultation with the State of Colorado, to close both the Deer Creek and the adjacent Goodwin Solid Waste facility (Goodwin is not owned by AES).  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

13.      INCOME TAXES

A reconciliation of anticipated statutory rates is as follows:

	2012	2011

Statutory rate	34.0%	34.0%
State income taxes, net of federal income
tax benefit	5.0%	5.0%
Reduction in valuation allowance related
to net operating loss carry-forwards and change
in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

The components of the net deferred tax asset (liability) recognized as of June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	$9,700,000	$10,858,000
Property, plant and equipment	-	(5,000)
Other permanent timing differences	-	10,000
Less: Valuation allowance	(9,700,000)	(10,863,000)

Net deferred tax	$-	$-

A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.  A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits.  The valuation allowance reflects a 100% reserve for all years reported above.  At June 30, 2012, the Company had net operating loss and capital loss carry-forwards for federal tax purposes of approximately $26,000,000.  The loss carry-forwards, unless utilized, will expire from 2013 through 2032.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Such limitation of the net operating losses may have occurred which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved.

14.      RELATED PARTY TRANSACTIONS

The Alanco 2011 Stock Incentive Plan was approved at the Company’s Annual Meeting of Shareholders on May 10, 2011.  The Plan allows for the granting of both Class A Common Stock and stock options.  One of the purposes of the plan was to give the Company the option to issue certain officers and employees Company stock as payment for salary obligations.  The obligations were incurred during fiscal year 2011 when certain salaries were reduced to preserve cash.  The Company issued to five officers and employees, during the period May through June 2011, a total of 298,364 shares of Class A Common Shares with a value of $296,750, as payment of these salary amounts.  In addition, one director was issued 10,000 shares of Class A Common Stock, valued at $9,800, in payment of incentive compensation related to the sale of StarTrak.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 10, 2011, the Company entered into employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer.  The agreements have severance provisions and are effective through December 31, 2014.  In addition, the Company and the parties have agreed to defer certain compensation due in calendar 2011 to calendar 2012.  At June 30, 2012 all deferred amounts had been paid.  Prior to December 31, 2011, the Company also agreed to defer the January 1, 2012 salary reductions discussed in the agreements due to anticipated increased business activity.  The effective date of the salary reduction is currently on hold and will be reviewed on a quarterly basis.

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

On January 6, 2012, the Company agreed to provide a $300,000 working capital loan to American Citizenship Center, LLC (“ACC”), a private company that provides 1) proprietary, automated on-line assistance for eligible immigrants to prepare for and obtain US citizenship; and 2) assistance in preparing and filing for Deferred Action for Undocumented Youth under a new policy developed by the Department of Homeland Security designed to allow certain people who did not intentionally violate immigration law to continue to live and work in the United States.  The Company received a $300,000 Note and a two year warrant to purchase 240,000 membership units (currently would equate to approximately 20% ownership) of ACC at an exercise price of $1.25 per unit.  The Note accrues interest at 7.5% (paid quarterly) on the outstanding balance, is payable in monthly installments of $75,000 commencing on March 31, 2013 and continuing until paid in full, provides for Alanco to have board of director representation and is secured by all assets and properties of ACC.  During the year ended June 30, 2012, the Company recognized interest income in the amount of $10,900 and at June 30, 2012 the Company recorded interest receivable in the amount of $5,600.  In addition, at June 30, 2012 the Company recorded other receivables from ACC in the amount of $9,000 representing fees for accounting services provided by the Company.  Mr. Robert Kauffman, CEO of Alanco, has also made a personal investment in the membership units of ACC and currently has an approximate 10% ownership in ACC.

Notes payable at June 30, 2012 included a $28,000 unsecured convertible note, bearing interest at 8% issued           to the Company’s Chief Financial Officer for additional working capital.   See Note 10 – Notes Payable for additional discussion of the related party note.  During the years ended June 30, 2012 and 2011 the Company accrued approximately $1,700 and $2,800, respectively, in interest expense related to the note and at June 30, 2012 had a total of $4,000 of accrued but unpaid interest expense.

15.      COMMITMENTS AND CONTINGENCIES

Leases – At June 30, 2012, the Company’s corporate office was located at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, in an approximately 1,500 square foot facility.  The facility was leased under a thirteen month agreement requiring payment of $1,471 per month (including rental tax).  The lease expired on July 31, 2012 and Alanco is currently operating under a month to month agreement.  Alanco also leases office equipment with a monthly payment of approximately $200 under a lease that expires in July 2013.

In April 2012, the Company formed Alanco Energy Services, Inc. ("AES"), a new wholly owned subsidiary, and through AES executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for 20 acres near Grand Junction, CO (known as the Deer Creek site) with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ten year land lease, effective May 1, 2012 has two additional ten year option periods that may be activated by AES.  The initial terms of the lease requires minimum monthly lease payments of $100 per acre (increasing to $150 and $200 per acre for the second and third ten year option periods, respectively) plus additional royalty payments based upon quantities of produced water received (approximately $.25 per barrel) at the site. The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility resulting in extra costs to the landlord (owner of Goodwin Solid Waste).  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord discussed above.  Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.

In conjunction with acquiring the land lease, AES entered into a management services agreement, dated February 1, 2012, with TCO to assist in renegotiating terms of the land lease, assist in the design and construction of the Deer Creek water disposal facility and, when the construction is completed, provide general management services for the water disposal operations.  Compensation for the services provided was $10,000 per month until the actual start of permitted construction and $20,000 per month thereafter.  Subsequent to June 30, 2012, the management services agreement was amended; increasing the monthly payment to $23,000 to compensate TCO for providing increased administrative duties on behalf of AES.  The initial term of the agreement is through January 31, 2013, however the agreement may be terminated by either party upon 15 days prior written notice.  If the agreement is terminated by AES, TCO will receive severance equal to two months of the management fee.

Future minimum non-contingent payments as of June 30, 2012 are as follows:

FUTURE MINIMUM PAYMENTS
FOR THE YEAR ENDED JUNE 30,
2013	$27,500
2014	24,000
2015	24,000
2016	24,000
2017	24,000
Subsequent	116,000
TOTAL	$239,500

Legal Proceedings - The Company’s subsidiary, StarTrak Systems, LLC was made a defendant concerning certain patent infringement claims.  Innovative Global Systems LLC v. StarTrak Systems, LLC, et al.  Case No.: 6:10-CV-00327, is a patent infringement action venued in the United States District Court for the Eastern District of Texas.  During the negotiation process to resolve the claims, the StarTrak operations were sold to ORBCOMM, Inc. (“ORBCOMM”) in a transaction structured as an asset purchase and documented in an Asset Purchase Agreement (“APA”) whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.   StarTrak and ORBCOMM have resolved the action by StarTrak agreeing to pay $100,000, with a like amount to be paid by ORBCOMM, thus avoiding substantially greater expenses than would likely be incurred in defending the action.  Payment of StarTrak’s portion of the costs to resolve the claims has been allowed for in the Patent Litigation Escrow established at the time of the ORBCOMM transaction.

StarTrak was served with a Third-Party Complaint by Great American Lines, Inc. and related parties in a lawsuit against them by certain freight shippers in the US District Court for the District of New Jersey, being Case No.  3:10-ev-02023-JAP-TJB.  The main case against Great American Lines involves allegations concerning a stolen trailer containing freight owned by the plaintiffs resulting in a cargo loss estimated by Great American Lines at $8.8 million.  Great American Lines brought its Third-Party Complaint against StarTrak alleging that StarTrak breached its contract with Great American Lines to allow Great American Lines to track its trailer and for indemnity.  StarTrak tendered its defense in the lawsuit to its insurance company, and  the action was dismissed against StarTrak.

The Company may also, from time to time, be involved in litigation arising from the normal course of business. As of June 30, 2012, there was no other such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.      SHAREHOLDERS’ EQUITY

Preferred Shares – In fiscal 2003, the Company allocated 5,000,000 of the 25,000,000 authorized shares of the Company’s Preferred Stock to be known as Series A Convertible Preferred Stock (“Series A”).  All Series A Preferred Stock outstanding were converted to Class A Common Stock during FYE 2008 and no shares have been issued since, therefore, there were no Series A Preferred Stock outstanding at June 30, 2012 or 2011.

During fiscal 2002, the Company allocated an additional 500,000 shares of the authorized shares of the Company’s Preferred Stock to be known as Series B Convertible Preferred Stock (“Series B”), and in a transaction with an accredited investor, the Company issued 50,000 shares of Series B at $10.00 per share for a value received of $500,000 ($487,300 net of related expenses).  The Series B Convertible Preferred Stock has priority ranking superior to the Common Stock of the Company and all other series of preferred stock with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company.   The preferred shares are each convertible into .65 shares of Common Stock and each Series B Preferred Share has voting rights equal to the number of shares of Common Stock into which the Series B is convertible.    The Company may redeem the Series B shares, and the holder may demand redemption, at a redemption price equal to $10.00 per share, plus accrued unpaid dividends, if any, provided that the notice of redemption is sent by the Company or by the holder at least thirty days prior to the date of redemption specified.  The Company has the option of paying the aggregate redemption price in cash or Common Stock of the Company.  Holders of shares of the Company’s Series B Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual dividend of 10% per annum based upon a per share value of $10 for purposes of such dividend payment.  Dividends shall accrue, be cumulative from the date of issue and may be paid "in kind."  Dividends on Series B Preferred Shares paid "in-kind" during fiscal 2012 and fiscal 2011 amounted to 3,100 and 11,400 Series B Preferred Shares with values of approximately $30,500 and $114,800, respectively.

On December 30, 2011, the outstanding Series B Preferred Stock was repurchased by the Company in its entirety in exchange for an $800,000 non-interest bearing note payable in monthly payments of $200,000 commencing February 1, 2012 and continuing March 1, 2012, April 1, 2012 and May 1, 2012.  The difference between the $800,000 note amount and the $1,243,800 Series B Preferred Stock recorded amount, net of $600 of related legal expense, was recorded directly to equity as a gain on redemption of Series B Preferred Stock of $443,200.   Since the Preferred Stock was repurchased prior to the quarterly dividend declaration date, the dividends-in-kind for the quarter ended December 31, 2011 were not accrued.  At June 30, 2012 and 2011, there were zero and 122,600 shares of Series B Convertible Preferred Stock outstanding, respectively

The Company allocated an additional 500,000 of authorized preferred shares to be known as Series D Convertible Preferred Stock (“Series D”) in fiscal 2008.  The Series D Preferred Stock has a priority ranking superior to the Common Stock of the Company and all other series of preferred stock, except the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which has a ranking superior to the Series D Preferred Stock, with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company.  Initially, holders of Series D were entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual cash dividend of 15% per annum, paid quarterly, based upon a per share value of $10.00 for purposes of such dividend payment.  During the quarter ended March 31, 2010, the Company completed an agreement with the Series D Preferred Stock shareholders to amend the Powers, Preferences, Rights, and Limitations reducing dividends from 15% per annum to 5% and to provide a conversion feature into shares of the Company’s Class A Common Stock at the rate of $4.00 per share or 2.5 shares of Common Stock for each share of Series D Preferred Stock.  During the fiscal year ended June 30, 2011, holders of the Series D, under Series D conversion terms, converted 51,900 shares, valued at $518,900, into 129,700 Class A Common Stock of the Company.  In addition, the Company retired the remaining Series D shares through an offer to Series D holders to exchange their Series D for an equal stated value of ORBCOMM Series A Convertible Preferred Stock received by the Company in the sale of StarTrak operations to ORBCOMM.  The Company also issued 32,600 shares, valued at $47,700, of Class A Common Stock during fiscal year 2011 for current and accrued Series D dividends.  See dividend table below for additional information on dividends expense for fiscal 2012 and 2011.  At June 30, 2012 and 2011, there was no Series D Preferred Stock outstanding.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the quarter ended June 30, 2009, the Company allocated 750,000 of the authorized shares of the Company’s Preferred Stock to be known as Series E Convertible Preferred Stock (“Series E”).  The Series E shares are each convertible into 1.5 shares of Common Stock and each Series E Share has voting rights equal to the number of shares of Common Stock into which the Series E is convertible.  The Series E Preferred Stock has a priority ranking superior to the Common Stock of the Company and all other series of preferred stock of the Company, except the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series D Convertible Preferred Stock of the Company, which all shall have a ranking superior to the Series E Convertible Preferred Stock, with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Company.  Holders of Series E are entitled to receive, when declared by the Board of Directors, out of funds and assets of the Company legally available therefore, an annual cash dividend of 5%per per annum, paid quarterly, to shareholders of record on the respective record date.  Dividends on each share of the Series E Convertible Preferred Stock shall accrue and be cumulative from the date of issue.  During the fiscal year ended June 30, 2011, holders of the Series E Stock, under Series E conversion terms, converted 10,000 shares, valued at $45,000, into 15,000 Class A Common Stock of the Company and ORBCOMM, holder of 500,000 shares of Series E, valued at $2,250,000, delivered the shares as partial consideration of the sale of StarTrak.  In addition, the Company retired the remaining Series E shares through an offer to Series E holders to exchange their Series E for an equal stated value of ORBCOMM Series A Convertible Preferred Stock received by the Company in the sale of StarTrak Operations to ORBCOMM.  The Company issued 78,200 shares, valued at $111,000, of Class A Common Stock during fiscal 2011 for current and accrued Series E dividends.  See dividend table below for additional information on dividends expense for fiscal 2012 and 2011.  At June 30, 2012 and 2011, there was no Series E Preferred Stock outstanding.

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

The following is a summary of Preferred Stock Dividends paid during the fiscal years ended June 30:

	2012	2011
Preferred Dividends, Series B paid in kind	$30,500	$114,800
Preferred Dividends, Series D paid in Class A
Common Stock	-	47,700
Preferred Dividends, Series E paid in Class A
Common Stock	-	111,000
Preferred Dividends, Series E paid in cash	-	51,600
Total Preferred Stock Dividend Paid	30,500	325,100
Change in Accrual During the Year	-	(56,400)
Total Preferred Stock Dividend Expense	$30,500	$268,700

Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of no par Class A Common Stock, each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share.  No Class B Common Stock has been issued and none was outstanding at June 30, 2012 and 2011.

During fiscal year ended June 30, 2012, the Company issued 180,400 shares and retired 44,200 shares of Class A Common Stock for a net increase in shares outstanding of 136,200.  39,600 shares were issued in exchange for services valued at $26,500, 100,800 shares, valued at $151,200, were issued for exercise of stock options and 40,000 shares, valued at $28,800, were issued in a transaction to acquire the Deer Creek facility lease, see Note 5 – Alanco Energy Services for additional discussion of the Deer Creek lease acquisition.  The Company recognized as an expense during the year, $24,900 related to the value of stock based compensation (Stock Options).  Listing fees for fiscal 2012 amounted to $4,000.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended June 30, 2012, the Company recognized an unrealized loss on marketable securities in the amount of $82,900, reported in the Consolidated Statement of Changes in Shareholders’ Equity.  See Note 4 – Marketable Securities – Restricted, for additional discussion of fair value of financial instruments and marketable securities.

On December 12, 2011 the Company announced that its board of directors has authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  As of June 30, 2012 the Company had repurchases under the program for a total of 44,200 shares at a cost of approximately $30,300, or $.69 per share.

Warrants - As of June 30, 2012, the Company had 150,400 warrants outstanding with a weighted average exercise price of $6.24.  The expiration date of the outstanding warrants extends through July 9, 2013.  The following is a table of activity related to all warrants.

		Weighted
	Number of	Average
	Shares	Exercise Price $
WARRANTS OUTSTANDING, June 30, 2010	409,000	$11.47
Granted	95,100	2.64
Exercised	(256,200)	1.19
Canceled/Expired	(46,800)	24.00
WARRANTS OUTSTANDING, June 30, 2011	201,100	$5.77
Granted	-	-
Exercised	-	-
Canceled/Expired	(50,700)	4.38
WARRANTS OUTSTANDING, June 30, 2012	150,400	$6.24

Details relative to the 150,400 outstanding warrants at fiscal 2012 year end are outlined below.

Outstanding Warrants

Date of Grant	Number of Shares	Exercise Price $	Date of Expiration	Purpose of Issuance
1/18/2008	46,600	$14.00	1/18/2013	(1)
7/31/2009	8,600	$4.00	7/31/2012	(2)
7/9/2010	95,200	$2.64	7/9/2013	(3)
Total Warrants Outstanding
at June 30, 2012	150,400

(1) Issued in connection with sale of Series A Preferred Stock.
(2) Issued in connection with July 2009 private offering.
(3) Issued in connection with July 2010 private offering.

There were zero warrants exercised in fiscal year 2012.

Stock Options - As of June 30, 2012, the Company had a total of 674,100 stock options outstanding with a weighted average exercise price of $.80.  Of these options, 102,600 are exercisable at 2012 fiscal year end.  The tables below, as well as the narrative following, provide further information regarding the Company’s stock options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a table of activity of all options:

		Weighted
	Number of	Average
	Shares	Exercise Price $
OPTIONS OUTSTANDING, June 30, 2010	955,800	$6.27
Shares repriced during period	(866,000)	5.82
Repriced replacement shares	866,000	1.52
Granted	202,500	1.85
Exercised	(210,600)	1.50
Canceled/Expired	(285,900)	2.56
OPTIONS OUTSTANDING, June 30, 2011	661,800	$1.62
Granted	635,000	0.75
Exercised	(100,800)	1.50
Canceled/Expired	(521,900)	1.64
OPTIONS OUTSTANDING, June 30, 2012	674,100	$0.80

All options granted had an exercise price of not less than the market price on date of grant, as defined in the stock option plans, of the Company's Common Stock.  Options exercised during the fiscal year ended June 30, 2012 generated cash proceeds of approximately $151,200.  At June 30, 2012 options for 102,600 shares were exercisable and options for the remaining shares become exercisable during fiscal year 2013.  If not previously exercised, options outstanding at June 30, 2012 will expire as follows:

Calendar Year	Number of	Weighted Average
of Expiration	Shares	Exercise Price
2012	15,000	$1.83
2013	7,500	1.50
2014	12,600	1.50
2015	4,000	1.50
2016	-	-
2017	635,000	0.75
	674,100	$0.80

Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Price	Shares	Life (in years)	Price	Shares	Price
$0.75	635,000	4.78	$0.75	63,500	$0.75
$1.50	29,100	1.63	$1.50	29,100	$1.50
$2.00	10,000	0.50	$2.00	10,000	$2.00
Totals	674,100		$0.80	102,600	$1.08

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company’s Board of Directors.  Company stock options are issued to employees at an exercise price of not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years.  Options granted to employees under the Stock Option Plans, which are terminated prior to exercise, are considered to be available for grant to subsequent employees.  Total issued stock options for any plan may exceed those authorized due to termination of prior non-exercised grants.  Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.  Unless otherwise established by the Committee, the standard vesting schedule for incentive stock options is 10% vested immediately upon grant, 15% vested after twelve months from date of grant, 25% after two years from the date of grant, 25% after three years, and 25% after four years.  Stock options issued during the fiscal year ended June 30, 2012 vesting quarterly over 15 months.   All of the options have been or will be registered on Form S-8 filings.  See Notes 1 and 2 for a discussion of the applicable accounting treatment of stock-based compensation for fiscal years 2012 and 2011.

Alanco Stock Option Summary (1)
as of June 30, 2012
			Options	Issued and	Options	Options	Balance	Exercise
Plan		Authorized	Granted	Exercised	Cancelled	Outstanding	to Issue	Price Range (6)

2002	(3)	75,000	156,000	27,000	81,000	48,000	--	$0.75 - $2.00
2002 D&O	(4)	25,000	40,800	5,200	15,800	19,800	--	$0.75 - $1.50
2004	(3)	100,000	188,500	67,600	88,500	32,400	--	$0.75
2004 D&O	(4)	50,000	83,100	13,200	33,100	36,800	--	$0.75 - $1.50
2005	(3)	150,000	272,279	81,971	122,279	68,029	--	$0.75
2005 D&O	(4)	50,000	96,000	4,000	46,000	46,000	--	$0.75
2006	(3)	375,000	733,772	82,003	371,272	280,497	12,500	$0.75
2006 D&O	(4)	125,000	160,674	23,750	54,375	82,549	18,701	$0.75 - $1.50
2011	(5)	750,000	381,024	291,024	30,000	60,000	398,976	$0.75
Outside Plan	(2)	n/a	100,000	--	100,000	--	--	--

Totals		1,700,000	2,212,149	595,748	942,326	674,075	430,177

(1) Only includes plans with options currently outstanding or having a balance available to issue.
(2) Options issued to officers and other employees outside of any plan as an inducement at time of employment.
(3) Employee Incentive Stock Option Plan.
(4) Directors and Officers Stock Option Plan.
(5) Employee Incentive Stock Option Plan which permits granting of stock or stock options. Grants include 291,000
Common Shares issued under the plan as payment of deferred employee compensation.
(6) Range of exercise prices for outstanding options only.

17.     RETIREMENT PLAN

The Company provides a 401(k) retirement plan for its employees.  Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment.  Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate.  The Company matches 25% of the amount deferred by employees, matching up to 4% of an employee’s annual compensation.  The Company’s matching contributions totaled $4,800 and $13,700 for the years ended June 30, 2012 and 2011, respectively.

18.      SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA  (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2012 and 2011.  In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto.  The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    All remaining business segment operations had been sold during the fiscal year ended June 30, 2011 and accordingly, the segments’ operating results for the prior fiscal year were reported as Discontinued Operations.

    Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Net Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Income (Loss) from Continuing Operations	(305,600)	(196,100)	59,900	(193,400)
Income (Loss) from Discontinued Operations	-	-	-	-
Net income (loss)	(305,600)	(196,100)	59,900	(193,400)
Income (Loss) per share - basic & diluted	$(0.06)	$(0.04)	$0.01	$(0.04)
Weighted Average Shares	4,951,900	4,973,100	4,966,300	4,980,100

2011
Net Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Loss from Continuing Operations	(660,900)	(381,700)	(392,600)	(404,300)
Income (Loss) from Discontinued Operations	(622,400)	(387,200)	800	2,790,500
Net income (loss)	(1,283,300)	(768,900)	(391,800)	2,386,200
Income (Loss) per share - basic & diluted	$(0.25)	$(0.15)	$(0.07)	$0.48
Weighted Average Shares	5,094,800	5,265,800	5,352,400	5,013,100

19.      SUBSEQUENT EVENTS

Effective July 30, 2012, with the approval of Alanco, Symbius repaid the $100,000 balance due under the term loan, plus interest of $2,847, and repurchased, for $250,000, the 300,000 shares of Series A Convertible Preferred Shares and all Symbius warrants and options held by the Company. The transaction resulted in a gain, net of related legal expense, of approximately $85,000 and terminated the Company's investment in Symbius.  See Note 9 – Investments for additional discussion of the Symbius investment.

Alanco agreed to amend the ACC loan agreement on August 14, 2012 increasing the maximum amount available under the loan from $300,000 to $400,000.  The additional availability was granted under similar terms and conditions to the original loan and was to be used to open an office in Los Angeles, CA.  In addition to interest, Alanco received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit.  See Note 9 – Investments for additional discussion of the ACC investment.

On August 15, 2012, the Company announced that its wholly-owned subsidiary, Alanco Energy Services, Inc. has commenced commercial operation of its Deer Creek treatment and disposal facility for oil and gas produced water, located near Grand Junction, Colorado.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As more fully discussed in Note 7 - Sale of Operating Segments, the Company and ORBCOMM are attempting to resolve certain disagreements relative to a “Working Capital Adjustment” calculation as required pursuant to the Asset Purchase Agreement (“Agreement”) wherein ORBCOMM purchased substantially all the assets of StarTrak Systems, LLC from the Company.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  In an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, subsequent to June 30, 2012 the parties agreed to extend the resolution period to November 30, 2012 to resolve the issue.  As of the filing of this Form 10-K, the parties were reviewing the working capital calculations and fuel sensor escrow claims but no resolution had been reached.

Subsequent to June 30, 2012 and through the date of this report, the Company sold 402,888 shares of ORBCOMM, Inc. (presented at June 30, 2012 as Marketable Securities - Restricted) for approximately $1,453,200, or an average of $3.61 per share.  See Note 4 - Marketable Securities – Restricted for additional discussion on the ORBCOMM stock held.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.  Management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 and determined that the Company’s controls and procedures were effective at the reasonable assurance level.

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

(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Due to the fiscal year 2011 sale of the Company’s remaining business segments, the only operating activity at June 30, 2012 was at the corporate offices in Scottsdale, AZ.  Previous issues with internal control weaknesses arose from these operating segments, the disposal of which eliminated those weaknesses.  At June 30, 2012 the Company was in the process of establishing internal controls for its new operating subsidiary, Alanco Energy Services, Inc.

ITEM 9B. OTHER INFORMATION

None.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company, elected at Alanco’s May 10, 2011 Annual Meeting of Shareholders to serve in their capacity until the next meeting of the Shareholders are:

Name	Age	Position	Year First Director

Harold S. Carpenter	78	Director	1995
James T. Hecker	55	Director	1997
Robert R. Kauffman	72	Director/C.O.B./C.E.O.	1998
Thomas C. LaVoy	52	Director	1998
John A. Carlson	65	Director/E.V.P./C.F.O.	1999

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

John A. Carlson:   Mr. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., joined the Company in September 1998 as Senior Vice President/Chief Financial Officer.  Mr. Carlson started his career with Price Waterhouse & Co. in Chicago, Illinois.  He has over twenty-five years of public and private financial and operational management experience, including over twelve years as Chief Financial Officer of a Fortune 1000 printing and publishing company.  Mr. Carlson earned his Bachelor of Science degree in Business Administration at the University of South Dakota, and received his Certified Public Accountant certificate in 1973.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Non-Director Significant Employees

Generally, the Company reports officers of its operating subsidiaries.  However, the Company did not have any operating subsidiaries as of June 30, 2012 and therefore there are no associated officers to report.

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

The Audit/Corporate Governance Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged for the purpose of preparing an audit report or performing other audit, review or attest services for the Company.  The auditor reports directly to the Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee has established “whistleblower” procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

Authority to engage independent counsel and other advisors has been given to the Audit/Corporate Governance Committee as it determines is necessary to carry out its duties.  The Company provides appropriate funding for the Audit/Corporate Governance Committee to compensate the independent registered public accounting firm and any lawyers and advisors it employs and to fund ordinary administrative expenses of the Audit/Corporate Governance Committee that are necessary in carrying out its duties.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by the Company for the services rendered during the fiscal years ended June 30, 2012 and 2011 to the Company's Chief Executive Officer, Chief Financial Officer, Chief Technology Officer (“CTO”) of the Company’s former subsidiary, StarTrak Systems, LLC (STS), Executive Vice President of the Company’s former subsidiary, StarTrak Systems, LLC, and Chief Executive Officer (“CEO”) of the Company’s former subsidiary, StarTrak Systems, LLC whose salaries and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers").  No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last two fiscal years.

					Long-Term
	Annual Compensation				Compensation
					Securities
					(# shares)
Name and				Other (1)	Underlying
Principal	Annual			Annual	Options
Position	Salary		Bonus	Comp $	Granted in FY (4)

Robert R. Kauffman, CEO
FY 2012	$275,000		None	$18,900	250,000
FY 2011	165,000	(2)	$75,000	17,400	None	(3)
John A. Carlson, CFO
FY 2012	$245,000		None	$11,000	130,000
FY 2011	147,000	(2)	$50,000	9,934	None	(3)
Timothy P. Slifkin, CTO STS
FY 2012	None		None	None	None
FY 2011	$181,042		$35,000	$1,050	None
Thomas A. Robinson, Exec V.P., STS
FY 2012	None		None	None	None
FY 2011	$181,042		$35,000	$1,283	None
Kevin Dahill, CEO, STS
FY 2012	None		None	None	None
FY 2011	$107,915		None	$496	100,000

(1)	Represents supplemental executive benefit reimbursement for the year and Company matching for
Alanco's 401(K) Profit Sharing Plan.
(2)	Did not include stock compensation for deferred wages issued to Kauffman and Carlson valued at $110,000 and $98,000 respectively. See Note 14 - Related Party Transactions for additional discussion.
(3)	Stock options were repriced during the fiscal year for Kauffman in the amount of 166,750 shares with an expense of $66,200 and for Carlson in the amount of 90,625 shares with an expense of $35,600. See Note 10 - Related
Party Transactions for additional discussion.
(4)	Five year stock options granted at not less than market on the date of exercise with vesting periods from full immediate vesting to a one year vesting schedule.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2012, to each of the Named Executive Officers and/or Directors and to all other employees as a group.  No stock appreciation rights ("SARs") have been granted by the Company.

INDIVIDUAL GRANTS

	Number of
	Securities	% of
	Underlying	Total	Exercise
	Options	Options	Price	Grant	Expiration
Name	Granted	Granted	($/Sh)	Date	Date

Robert Kauffman	250,000	39.37%	$0.75	4/10/2012	4/9/2017
John Carlson	130,000	20.47%	$0.75	4/10/2012	4/9/2017
Harold Carpenter	60,000	9.45%	$0.75	4/10/2012	4/9/2017
Thomas LaVoy	40,000	6.30%	$0.75	4/10/2012	4/9/2017
James Hecker	75,000	11.81%	$0.75	4/10/2012	4/9/2017
Other Employees	80,000	12.60%	$0.75	4/10/2012	4/9/2017

Total	635,000	100.00%

All options are granted at a price not less than “grant-date market.”  During the fiscal year ended June 30, 2012, 521,900 previously granted stock options expired or were cancelled.  Approximately 571,500 of the stock options granted during the fiscal year ended June 30, 2012 have not vested.  The 571,500 stock options are scheduled to vest quarterly during the fiscal year ending June 30, 2013 with 20% vesting in the first quarter, 20% vesting in the second quarter, 25% vesting in the third quarter and 25% vesting in the fourth quarter.

Aggregated Options and Warrants - Exercised in Last Fiscal Year and Values at Fiscal Year End

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2012, and the value of the unexercised, in-the-money options at June 30, 2012.

Name	Shares Acquired On Exercise During 2012 Fiscal Year	Value Realized ($) (1)	Unexercised Options & Warrants at Fiscal Year End (Shares) (2)	Exercise Price ($/Sh)	Expiration Date	Value of Unexercised In-The-Money Options & Warrants at FYE ($) (3)
Robert Kauffman	0	0	37,500	$0.75 - $14.00	1/18/13 to 4/9/17	0
John Carlson	0	0	15,500	$0.75 - $14.00	1/18/13 to 4/9/17	0
Harold Carpenter	0	0	6,000	$0.75	4/9/17	0
James Hecker	0	0	8,750	$0.75 - $14.00	1/18/13 to 4/9/17	0
Thomas LaVoy	0	0	4,000	$0.75	4/9/17	0

(1) Calculated as the difference between the closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2) Represents the number of securities unerlying unexercised options and warrants that were exercisable at 2012 Fiscal Year End.
 (3)  Calculated as the difference between the closing price of the Company's Common Stock on June 30, 2012, and the exercise price for those options exercisable on June 30, 2012, with an exercise price less than the closing price, multiplied by the number of applicable options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Option Grants Subsequent to Fiscal Year End

No employee stock options were granted subsequent to 2012 fiscal year end.

Employment Agreements and Executive Compensation

As of June 30, 2012, the Executive Officers had employment agreements with severance provisions and are effective through December 31, 2014.  Copies of the agreements were attached as exhibits to the Form 10-K filed for the fiscal year ended June 30, 2011.

Compensation of Directors

During fiscal year 2012, non-employee Directors were compensated for their services in cash ($750 per meeting per day up to a maximum of $1,500 per meeting) and through the grant of options to acquire shares of Class A Common Stock as provided by the 2002, 2004, 2005, 2006 Stock Option Plans, the 2002, 2004, 2005, and 2006 Directors and Officers Stock Option Plans (the “D&O Plans”) and the 2011 Stock Incentive Plan which are described below.  The Black Scholes value of the stock options granted during the fiscal year ended June 30, 2012 was $170,900 of which $17,100 was expensed during the year and $153,800 will be expensed in the fiscal year ending June 30, 2013.  All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Shareholders approved the 2002, 2004, 2005, and 2006 Stock Option and Directors and Officers Stock Option Plans and the 2011 Stock Incentive Plan on November 22, 2002, November 19, 2004, January 20, 2006, January 30, 2007, and May 10, 2011, respectively.  The purpose of the 2002, 2004, 2005, and 2006 Stock Option and D&O Plans and the 2011 Stock Incentive Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to acquire shares of the Company’s common stock.  All Directors and Executive Officers of the Company are eligible to participate in the 2002, 2004, 2005, 2006, and 2011 Plans.  Newly appointed Directors receive options to purchase shares of common stock at fair market value.  Upon each subsequent anniversary of the election to the Board of Directors, each non-employee Director may receive additional options to purchase shares of common stock at fair market value.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or voting rights as of September 26, 2012.  Information regarding the stock ownership of Robert R. Kauffman, Alanco Chairman and Chief Executive Officer is also shown in the table in the following section, Current Directors and Executive Officers.  Exercisable stock options owned by the individuals listed below have an exercise price of $0.75 per share.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Five Percent Owners

Five Percent Owners Post 8/27/10 Reverse Split

		Class A
		Common		Total			Total
		Shares		Voting			Stock,
		Owned		Rights	Exercisable	Total Stock	Options &
	Class A	Percent		Owned	Stock	Owned &	Warrants
	Common	of	Total	Percent	Options	Options,	Percent of
	Shares	Class	Voting	of	and	Warrants,	Voting
	Owned	(2)	Rights	Class (2)	Warrants	Rights	Rights (3)

Robert R. Kauffman	595,159	11.88%	595,159	11.88%	37,500	632,659	12.53%
AIGH Investment Partners, L.P. (1)	400,000	7.98%	400,000	7.98%	0	400,000	7.98%

(1) Per Schedule SC 13G filed with the SEC on July 11, 2011, AIGH Investment Partners, L.P. is the owner of 400,000 shares of the Company’s Class A
     Common Stock. The address for AIGH Investment Partners, L.P. is 6006 Berkeley Avenue, Baltimore, MD 21209.

(2) The percentages for Class A Common Stock shown are calculated based upon 5,010,300 shares of Class A Common Stock outstanding on September
     26, 2012. The percentages for Total Voting Rights are calculated based upon 5,010,300 voting rights on September 26, 2012.

 3) In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by any other stockholders.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock and Preferred Stock beneficially owned as of September 26, 2012, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. Exercisable stock options owned by the individuals listed below have an exercise price of $0.75 per share.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Securities of the Registrant Beneficially Owned (1)

							Total
					Stock	Total	Stock,
					Options &	Stock	Options
				Total	Warrants and	Owned +	& Warrants
	Class A	Shares		Voting	Loan Conversion	Options &	and Loan
	Common	Owned	Total	Rights	Rights	Warrants	Conversion
	Stock	Percent	Voting	Percent	Exercisable	and Loan	Percent of
Name of	Shares	of Class	Rights	of Class	@ 9/26/12	Conversion	Voting
Beneficial Owner (2)	Owned	(4)	Owned	(4)	+ 60 days (5)	Rights	Rights (6)

Robert R. Kauffman	595,159	11.88%	595,159	11.88%	37,500	632,659	12.53%
Director/COB/CEO
John A. Carlson	157,917	3.15%	157,917	3.15%	28,000	185,917	3.69%
Director/EVP/CFO
Harold S. Carpenter	329	0.01%	329	0.01%	6,000	6,329	0.13%
Director
James T. Hecker (3)	22,187	0.44%	22,187	0.44%	8,750	30,937	0.62%
Director
Thomas C. LaVoy	2,914	0.06%	2,914	0.06%	4,000	6,914	0.14%
Director

Officers and Directors	778,506	15.54%	778,506	15.54%	84,250	862,756	16.93%
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

(4)
The percentages for Class A Common Stock shown are calculated based upon 5,010,300 shares of Class A Common Stock outstanding on September 26, 2012.  The percentages for Total Voting Rights Percent of Class are calculated based upon 5,010,300 voting rights as of September 26, 2012.

(5)
Represents unexercised stock options, warrants and loan conversion rights issued to named executive officers and directors.  All options and warrants listed that were issued to the executive officers and directors were exercisable at September 26, 2012.

(6)
The number and percentages shown include the voting rights shares actually owned as September 26, 2012 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 26, 2012.  The percentages shown are calculated based upon 5,010,300 voting rights as of September 26, 2012.  In calculating the percentage of ownership, option and warrant shares are deemed to be outstanding for the purpose of computing the percentage of shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other stockholders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management

See Note 14 to the consolidated financial statements for related party transactions and discussion.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of the Company’s annual financial statements and review of the  Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, for the fiscal years ended June 30, 2012 and 2011 were approximately $99,300 and $98,900, respectively.

Audit Related Fees
In each of the last two fiscal years, there were no fees billed for assurance related services rendered by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” paragraph above.

Tax Fees
Semple, Marchal & Cooper, LLP prepared the Company’s tax returns for state and federal purposes.  Tax return preparation fees for the fiscal years ended June 30, 2012 and 2011, were approximately $16,500 and $21,100, respectively.

All Other Fees
Other than the services described above under “Audit Fees”, during the fiscal year ended June 30, 2012, Semple, Marchal & Cooper, LLP did not provide other services.  During the fiscal year ended June 30, 2011, Semple, Marchal & Cooper, LLP also provided services related to filing prospectus supplements to a Form S-3, the filing of a Form S-8 and related amendments and the filing of a Schedule 14A and related amendments with the Securities and Exchange Commission and billed related fees of approximately $22,400.

Audit Committee Pre-Approval Policies and Procedures

The 2012 and 2011 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent registered public accounting firm and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

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
              (28)Incorporated by reference to Form 8-K filed September 18, 2009
(29)    Incorporated by reference to Form S-8 filed June 21, 2011
(30)    Incorporated by reference to Form 8-K filed May 20, 2011
(31)    Incorporated by reference to Form 8-K filed July 27, 2011
(32)    Incorporated by reference to Form 8-K filed September 26, 2011
(33)    Incorporated by reference to Form 8-K filed December 14, 2011
(34)    Incorporated by reference to Form 8-K filed January 3, 2012
(35)    Incorporated by reference to Form 8-K filed April 5, 2012
(36)    Incorporated by reference to Form 8-K filed April 10, 2012
(37)    Incorporated by reference to Form 8-K filed April 30, 2012
(38)    Incorporated by reference to Form 8-K filed August 1, 2012

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
Date: October 5, 2012

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

SIGNATURE                                                        TITLE                                       DATE

/s/Robert R. Kauffman                                                Director &                                           October 5, 2012
    Robert R. Kauffman                                                Chief Executive Officer

/s/James T. Hecker                                                      Director                                                October 5, 2012
    James T. Hecker

/s/Harold S. Carpenter                                                Director                                                October 5, 2012
    Harold S. Carpenter

/s/Thomas C. LaVoy                                                   Director                                                October 5, 2012
    Thomas C. LaVoy

/s/John A. Carlson                                                      Director &                                            October 5, 2012
    John A. Carlson                                                      Chief Financial Officer

By /s/  Robert R. Kauffman
Chairman and Chief Executive Officer

Transfer Agent
Computershare Trust Company, Inc.
350 Indiana Street, Suite 800
Golden, CO  80401
303-262-0600
Fax:  303-262-0700