Form 10-K/A
ALANCO TECHNOLOGIES INC
filed 2012-10-25
CIK 98618

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to Form 10-K for the fiscal year ended June 30, 2012 is being filed for the purpose of submitting exhibits related to our first XBRL Detailed Tagging.

Except for the item described above, no other changes have been made to the original Form 10-K, filed with the Securities and Exchange Commission on October 9, 2012 and this Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update disclosures made in the original Form 10-K.

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
Date: October 25, 2012

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

 SIGNATURE                  TITLE                   DATE

 /s/Robert R. Kauffman                       Director &                    October 25, 2012
Robert R. Kauffman                    Chief Executive Officer

 /s/James T. Hecker                     Director                October 25, 2012
James T. Hecker

/s/Harold S. Carpenter                           Director                        October 25, 2012
Harold S. Carpenter

 /s/Thomas C. LaVoy                   Director                October 25, 2012
Thomas C. LaVoy

 /s/John A. Carlson                      Director &                     October 25, 2012
John A. Carlson                           Chief Financial Officer

By /s/ Robert R. Kauffman
Chairman and Chief Executive Officer

Transfer Agent
Computershare Trust Company, Inc.
350 Indiana Street, Suite 800
Golden, CO 80401
303-262-0600
Fax: 303-262-0700