Form 10-Q
period 2012-11-14
ALANCO TECHNOLOGIES INC
filed 2012-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
As of November 9, 2012 there were 5,010,300 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.
INDEX
			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited)
	and June 30, 2012		4

	Condensed Consolidated Statements of Operations (Unaudited)
	For the three months ended September 30, 2012 and 2011		5

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		6
	For the three months ended September 30, 2012 and 2011

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
	For the three months ended September 30, 2012		7

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended September 30, 2012 and 2011		8

Notes to Condensed Consolidated Financial Statements (Unaudited)			9
	Note A –	Basis of Presentation and Recent Accounting Policies and Pronouncements
	Note B –	Stock-Based Compensation and Warrants
	Note C –	Marketable Securities - Restricted
	Note D –	Notes Receivable
	Note E –	Land, Property and Equipment
	Note F –	Earnings Per Share
	Note G –	Equity
	Note H –	Notes Payable
	Note I –	Fair Value - Contingent Payments
	Note J –	Fair Value - Asset Retirement Obligation
	Note K –	Commitments and Contingencies
	Note L –	Related Party Transactions
	Note M –	Subsequent Events
	Note N –	Liquidity

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations		21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		24

Item 4.	Controls and Procedures		24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings		25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		25

Item 6.	Exhibits		25

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

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012

	September 30, 2012	June 30, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$671,300	$284,300
Accounts receivable	56,100	-
Other receivables	80,200	16,800
Notes receivable, current	225,000	250,000
Marketable securities - restricted	2,591,800	3,572,600
Investment in Symbius, at cost	-	162,100
Prepaid expenses and other current assets, net	101,300	97,100
Total current assets	3,725,700	4,382,900

LAND, PROPERTY AND EQUIPMENT, NET	4,333,200	3,524,600

OTHER ASSETS
Notes receivable, long-term	125,000	150,000
Prepaid royalties, long-term	50,000	50,000
TOTAL ASSETS	$8,233,900	$8,107,500

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$431,500	$631,000
Fair value - contingent payments, current	50,000	50,000
Notes payable	228,000	228,000
Total current liabilities	709,500	909,000

LONG-TERM LIABILITIES
Fair value - contingent payments, long-term	1,079,200	1,075,000
Fair value - asset retirement obligation, long-term	410,000	410,000
TOTAL LIABILITIES	2,198,700	2,394,000

SHAREHOLDERS' EQUITY
Common Stock
Class A - 75,000,000 no par shares authorized, 5,010,300 issued and
outstanding at September 30, 2012 and June 30, 2012, respectively	108,927,800	108,893,600
Class B - 25,000,000 no par shares authorized, none
outstanding	-	-
Accumulated Other Comprehensive Income	575,200	383,600
Accumulated Deficit	(103,467,800)	(103,563,700)
Total shareholders' equity	6,035,200	5,713,500

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$8,233,900	$8,107,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2012	2011

NET REVENUES	$101,200	$-
Cost of goods sold	64,500	-

GROSS PROFIT	36,700	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	195,400	297,000
Alanco Energy Services	84,500	-
Amortization of stock-based compensation	34,200	7,800
Depreciation	700	700
	314,800	305,500

OPERATING LOSS	(278,100)	(305,500)

OTHER INCOME & EXPENSES
Interest income (expense), net	6,200	(100)
Gain on sale of Symbius investment	86,800	-
Gain on sale of marketable securities, net	280,800	-
Other income, net	200	-
NET INCOME (LOSS)	95,900	(305,600)

Preferred stock dividends	-	(30,500)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$95,900	$(336,100)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Preferred stock dividends	$-	$(0.01)
Net income (loss) per share attributable to common shareholders	$0.02	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,010,300	4,951,900

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2012	2011

Net Income (Loss)	$95,900	$(305,600)

Reclassification adjustment for gain included in Net Income	(280,800)	-

Net unrealized gain (loss) on marketable securities held at September 30,	332,600	(1,229,900)

Net unrealized gain on marketable securities sold during the period	139,800	-

Comprehensive Income (Loss)	$287,500	$(1,535,500)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

			ACCUMULATED
			OTHER
	COMMON STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2012	5,010,300	$108,893,600	$383,600	$(103,563,700)	$5,713,500
Value of stock-based compensation	-	34,200	-	-	34,200
Unrealized gain on marketable securities, net of tax	-	-	191,600	-	191,600
Net income	-	-	-	95,900	95,900
Balances, September 30, 2012	5,010,300	$108,927,800	$575,200	$(103,467,800)	$6,035,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$95,900	$(305,600)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	15,400	700
Accretion of fair value - contingent payments	4,200	-
Gain on sale of Symbius	(86,800)	-
Gain on sale of marketable securities	(280,800)	-
Stock-based compensation	34,200	7,800
Changes in operating assets and liabilities:
Accounts receivable	(56,100)	101,900
Other receivables	(63,400)	-
Prepaid expenses and other current assets	(4,200)	(11,100)
Accounts payable and accrued expenses	(199,500)	(116,700)
Net cash used in operating activities	(541,100)	(323,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	(50,000)	-
Proceeds from repayment of Symbius note	100,000	-
Purchase of property, plant, and equipment	(824,000)	-
Proceeds from sale of marketable securities	1,453,200	-
Proceeds from sale of Symbius investment, net of legal expenses	248,900	-
Net cash provided by investing activities	928,100	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	151,200
Payment for listing fees	-	(4,000)
Net cash provided by financing activities	-	147,200

NET INCREASE (DECREASE) IN CASH	387,000	(175,800)

CASH AND CASH EQUIVALENTS, beginning of period	284,300	783,200

CASH AND CASH EQUIVALENTS, end of period	$671,300	$607,400

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-Cash Activities:
Unrealized gain (loss) on marketable securities	$191,600	$(1,229,900)
Series B preferred stock dividend, paid in kind	$-	$30,500
Marketable securities paid for services	$-	$100,000
Settlement of Series B Preferred Stock for a note payable	$-	$800,000

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation and Recent Accounting Policies and Pronouncements

Recent Business Development

As was discussed in our Form 10-K for the year ended June 30, 2012, the sale, in May of 2011, of the Company’s last operating unit, the Wireless Asset Management segment, resulted in Alanco effectively becoming a holding company.  The Company believed that status to be temporary and had stated its objective to complete an appropriate acquisition or merger and again become an operating company.

           In compliance with that objective the Company formed Alanco Energy Services, Inc. (“AES”), a wholly owned subsidiary, and in April 2012 executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO transferring a land lease for 20 acres near Grand Junction, CO and all related assets to AES with the intent of AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.  The lease terms payable to the landlord include a minimum monthly lease payment of $100 per acre (approximately $2,000 per month) during the initial ten year term of the lease, plus $.25 per barrel of produced water received at the site.  The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of  landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord as discussed above.  AES recorded the $100,000 payment as prepaid royalties.

TCO can also earn contingent purchase price payments based upon a percentage of the net AES cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent deferred payment), approximately the initial term of the lease. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.  See Note I – Fair Value - Contingent Payments for additional discussion of the contingent purchase price payment.

AES has also entered into a definitive agreement ("Agreement") with Deer Creek Disposal, LLC ("DCD") whereby AES acquired a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due November 15, 2012. AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of AES quarterly revenues in excess of operating expenses (contingent land payment).  See Note I – Fair Value - Contingent Payments for additional discussion of the contingent land payment.

Related to the treatment and disposal facilities, AES has entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits were attained in May 2012.  In an amendment to the TCO agreement, TCO agreed to provide certain administrative duties for AES and the management fee was increased to $23,000 per month.  In addition, the Company agreed to pay TCO, at closing, up to $85,000 and issue 40,000 shares of Common Stock of Alanco Technologies, Inc. as reimbursement for past expenses and efforts in acquiring permits and for past management services and covenants not to compete.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Basis of Presentation

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2012 Annual Report filed on Form 10-K.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications have been made to conform prior period financials to the presentation in the current reporting period.  The reclassifications had no effect on net income (loss).

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

    The following are the classes of assets and liabilities measured at fair value on a recurring basis at September 30, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	September 30,
	Assets	Inputs	Inputs	2012
Marketable Securities - Restricted	$-	$2,591,800	$-	$2,591,800

Asset Retirement Obligation	-	-	410,000	410,000

Contigent Land Payment	-	-	627,300	627,300

Contingent Purchase Price	-	-	501,900	501,900
	$-	$2,591,800	$1,539,200	$4,131,000

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value of Marketable Securities - Restricted – The estimated fair values of Marketable Securities - Restricted are determined at discrete points in time based on relevant market information.  The Marketable Securities – Restricted is comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the total shares) per month.  The sale restriction above is why the fair value measurement at September 30, 2012 of ORBCOMM’s Stock is based on quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

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

New Accounting Policies

During the current quarter, the Company adopted the following significant accounting policies:

Revenue Recognition – The Company operates the Deer Creek water disposal facility near Grand Junction, CO and bills customers (primarily in the oil and gas industry) for produced water received.  The Company recognizes revenue generally at the time the produced water is received at the Deer Creek facility and billed.  Revenue is generally recognized when all the following have been met:

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

•	Persuasive evidence of an arrangement exists;
•	The service has been performed;
•	The customer’s fee is deemed to be determinable and free of contingencies or significant uncertainties; and
•	Collectability is probable.

Accounts Receivable Trade – The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding, the Company’s prior history and the customer credit worthiness.   There were no provisions for uncollectible accounts receivable amounts at September 30, 2012.  The Company does not typically accrue interest or fees on past due amounts.

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted and the Company has adopted the guidance, which had no material impact on its financial position and results of operations. There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2012, that are of significance, or potential significance, to us.

Note B – Stock-Based Compensation and Warrants

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

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company’s common stock over the expected term of the award and contemplation of future activity;

•	Risk-free interest rate is the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management’s analysis of potential future forfeitures.

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on the date of grant and are more fully discussed in our Form 10-K for the year ended June 30, 2012.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the Company’s stock option activity during the first three months of fiscal 2013:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value	Value

Outstanding July 1, 2012	674,100	$0.80	4.58	$217,100	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-	(3)
Forfeited or expired	-	-	-	-	-
Outstanding September 30, 2012	674,100	$0.80	4.33	$217,100	$-	(2)
Exercisable September 30, 2012	229,600	$0.90	3.94	$79,400	$-	(2)

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of September 30, 2012, for those awards that have an exercise price below the closing price as of September 30, 2012 of $.57.
(3)	This value is calculated as the difference between the exercise price and the market price of the stock on the date of exercise.

As of September 30, 2012, the Company had 141,800 warrants outstanding with a weighted average exercise price of $6.38.  The life of the outstanding warrants extends through July 9, 2013.  The following table summarizes the Company’s warrant activity during the first three months of fiscal 2013:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2012	150,400	$6.24
Granted	-	-
Exercised	-	-
Canceled/Expired	(8,600)	4.00
Warrants Outstanding, September 30, 2012	141,800	$6.38

Note C – Marketable Securities – Restricted

At September 30, 2012, the Company had net Marketable Securities - Restricted in the amount of $2,591,800 representing the market value ($3.74 per share) of 692,996 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 16, 2011 sale of StarTrak, net of an estimated 83,306 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreement more fully discussed in our Form 10-K filed for the fiscal year ended June 30, 2012.  The net cost basis of these shares at September 30, 2012 and June 30, 2012 is $2.91 per share.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the total shares received) monthly.  The Company has classified these securities as available-for-sale at September 30, 2012. The fair value measurement at September 30, 2012 is based upon quoted prices from similar assets in active markets and thus represents a Level 2 measurement.  The restriction discussed above is why ORBCOMM’s Common Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $3.26 per share at June 30, 2012 to $3.74 per share at September 30, 2012, the Company recorded an unrealized gain on marketable securities held at September 30, 2012 (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)), of $332,600.  The actual gain or loss of securities sold is reported in the Condensed Consolidated Statements of Operations.  At September 30, 2012, the Accumulated Other Comprehensive Income of $575,200 was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than- temporary decline exists, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.  As of close of market on November 6, 2012, the per share value of the ORBCOMM Common Stock was $3.39, $.48 per share above the cost basis of $2.91 per share and below the September 30, 2012 valuation of $3.74 per share as presented on the attached balance sheet.

The Company sold a total of 402,888 shares of ORBCOMM, Inc. Common Stock during the quarter ended September 30, 2012 for total proceeds of $1,453,200, and an average selling price of approximately $3.61 per share, resulting in a net gain of $280,800.  The remaining net shares at September 30, 2012 of 692,996 includes approximately 83,300 shares that are still held in escrow.

The following table summarizes the activities related to investment in Marketable Securities for the three months ended September 30, 2012.

Marketable Securities
						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Total Cost	Per Share	Total Value	Gain	(Loss)
June 30, 2012	1,095,884	$2.91	$3,189,000	$3.26	$3,572,600	$383,600	$-

Shares sold	(402,888)	2.91	(1,172,400)

September 30, 2012	692,996	$2.91	$2,016,600	$3.74	$2,591,800	$575,200	$-

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note D – Notes Receivable

Notes receivable at September 30, 2012 and June 30, 2012 consist of the following:

	September 30,	June 30,
	2012	2012
Note receivable - ACC	$350,000	$300,000
Note receivable - Symbius	-	100,000
Notes receivable	350,000	400,000
Less long-term	(125,000)	(150,000)
Notes receivable - current	$225,000	$250,000

Note receivable – American Citizenship Center, LLC (“ACC”) represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The ACC note was executed in a January 6, 2012 transaction, whereby the Company agreed to provide a $300,000 working capital loan to American Citizenship Center, LLC (“ACC”), a private company that provides 1) proprietary, automated on-line assistance for eligible immigrants to prepare for and obtain US citizenship; and 2) assistance in preparing and filing for Deferred Action for Undocumented Youth under a new policy developed by the Department of Homeland Security designed to allow certain people who did not intentionally violate immigration law to continue to live and work in the United States.  The Company received a $300,000 Note and a two year warrant to purchase 240,000 membership units (currently would equate to approximately 20% ownership) of ACC at an exercise price of $1.25 per unit.  The Note accrues interest at 7.5% (paid quarterly) on the outstanding balance, is payable in monthly installments of $75,000 commencing on March 31, 2013 and continuing until paid in full, provides for Alanco to have board of director representation and is secured by all assets and properties of ACC.  At both September 30, 2012 and June 30, 2012 the Company considered the value of the ACC warrants to be immaterial due to the startup nature of ACC, the limited time until the warrants expire and the significant premium (39%) of the exercise price compared to the most recent membership unit sales.  At both June 30, 2012 and September 30, 2012, Mr. Robert Kauffman, CEO of Alanco, was a personal investor in the membership units and owned approximately 10% of ACC.

During the quarter ended September 30, 2012, Alanco agreed to amend the loan agreement increasing the maximum amount available under the loan to $400,000.  The additional availability was granted under similar terms and conditions to the original agreement and was used to open an office in Los Angeles, CA.  In addition to interest, Alanco received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit.  At September 30, 2012, ACC had a note balance of $350,000 under the $400,000 Alanco commitment.

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

The Symbius note relates to a transaction effective April 25, 2012, whereby Alanco purchased 300,000 shares of Series A Convertible Preferred Stock (“Preferred Shares”) issued by Symbius, the developer and provider of PayEarly loan products.  PayEarly is a payroll loan product offered primarily through payroll provider partners using PayEarly’s unique software, seamlessly incorporated within the payroll provider’s payroll software platforms to process the loans directly to the employee.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

As a result of a change in Symbius’s business model, effective July 30, 2012, with the approval of Alanco, Symbius repaid the $100,000 balance due under the term loan, plus interest of $2,847, and repurchased, for $250,000, the 300,000 shares of Series A Convertible Preferred Shares and all Symbius warrants held by the Company. The transaction resulted in a gain, net of related legal expense, of approximately $86,800 and terminated the Company's investment in Symbius.

Note E – Land, Property and Equipment

Land, Property and Equipment at September 30, 2012 and June 30, 2012 consist of the following:

	June 30, 2012	Additions	Transfers	Sept. 30, 2012
Land and improvements	$1,383,400	$3,900	$-	$1,387,300
Office furniture and equipment	48,700	2,600	-	51,300
Water disposal facility	-	-	2,628,700	2,628,700
Production equipment	79,500	110,400	-	189,900
Construction in progress	2,056,100	707,100	(2,628,700)	134,500
Total	3,567,700	824,000	-	4,391,700
Less accumulation depreciation	(43,100)	(15,400)	-	(58,500)
Net book value	$3,524,600	$808,600	$-	$4,333,200

Note F – Earnings Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2012 and 2011, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 830,500 and 709,400 at September 30, 2012 and 2011, respectively.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note G – Equity

The Company did not issue any Class A Common Stock during the three months ended September 30, 2012.  Stock-based compensation recognized during the period was valued at $34,200.

During the three months ended September 30, 2012, the Company recognized a comprehensive unrealized gain on marketable securities held in the amount of $191,600, reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity, to reflect the increase in value of Marketable Securities – Restricted held at September 30, 2012. See Note A – Basis of Presentation and Recent Accounting Policies and Pronouncements for additional discussion of fair value of financial instruments and marketable securities.

In December 2011, the Company announced that its board of directors has authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock through December of 2012.  As of September 30, 2012 the Company had repurchases under the program totaling 44,200 shares at a cost of approximately $30,300, or $.69 per share, all of which were purchased prior to July 1, 2012.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares were allocated to a class known as Series A Convertible Preferred Stock; 500,000 shares were allocated to Series B Preferred Stock; 500,000 shares were allocated to Series D Convertible Preferred Stock and 750,000 were allocated to Series E Convertible Preferred Stock.  At September 30, 2012 and June 30, 2012 no shares of preferred stock were outstanding.  See Footnote 16 – Shareholders’ Equity in the Company’s Form 10-K for the year ended June 30, 2012 for additional discussion of the Company’s authorized and allocated preferred shares.

Note H – Notes Payable

Notes payable of $228,000 at September 30, 2012 and June 30, 2012 consists of a $28,000 convertible note, bearing interest at 8% and convertible into Class A Common Stock at $2.24 per share, issued to the Company’s Chief Financial Officer for additional working capital (see Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the outstanding note payable) and a $200,000 note assumed in the April 2012 purchase of a 160 acre parcel of Colorado land referred to as Indian Mesa.  The note, due to Indian Mesa, Inc., a previous owner of the land, is secured by the land, is non-interest bearing, and is due on November 15, 2012.  Due to the short term nature of the note, no interest rate was imputed.   During the three months ended September 30, 2012 the Company accrued approximately $600 in interest expense related to the $28,000 note.  See Note L – Related Party Transactions for additional discussion of the note payable.

Note I - Fair Value - Contingent Payments

Fair value – contingent payments at September 30, 2012 and June 30, 2012 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	September 30,	June 30,
	2012	2012
Fair value - contingent land payment	$627,300	$625,000
Fair value - contingent purchase price	501,900	500,000
	1,129,200	1,125,000
Less current portion	(50,000)	(50,000)
Fair value - contingent payments, long-term	$1,079,200	$1,075,000

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair value – contingent land payment of $627,300 at September 30, 2012 represents the net present value of $800,000 of contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Interest is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the three months ended September 30, 2012 by $2,300.

Fair value – contingent purchase price of $501,900 at September 30, 2012 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 20 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on the earlier of (i) the recovery of AES’s capital investment, or (ii) January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  Interest is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the three months ended September 30, 2012 by $1,900.

Note J – Fair Value - Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $410,000 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado during the quarter ended September 30, 2012.  Although the Deer Creek water disposal facility is anticipated to remain operational for a period of up to 30 years, a present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

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

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note K – Commitments and Contingencies

Sale of StarTrak Systems, LLC

In May of 2011, the Company sold the operations of StarTrak Systems, LLC (“StarTrak”), a subsidiary comprising the Company’s Wireless Asset Management segment, to ORBCOMM Inc. (“ORBCOMM”).  (See Form 10-K for the year ended June 30, 2012 for a complete discussion on the sale.)   The following discusses the remaining unresolved contingency items related to the sale as of September 30, 2012:

Working Capital Adjustment – The Asset Purchase Agreement (“APA”) provided compensation for changes in working capital between November 30, 2010 and May 31, 2011, the measurement date, determined in accordance with GAAP consistently applied.  If working capital, defined as current assets minus current liabilities less long-term deferred revenue, increased over the period, ORBCOMM will pay the value of that increase in cash or additional ORBCOMM Common Stock.  If the defined working capital decreased during the period, Alanco will return that amount from ORBCOMM Common Stock, valued at $3.001 per share.

ORBCOMM delivered to Alanco on August 12, 2011, a written statement of the Current Assets, Current Liabilities and Net Working Capital Amount pursuant to the terms of the Agreement reflecting a working capital adjustment in favor of ORBCOMM of approximately $700,000.  Under terms of the Agreement, Alanco submitted a “Notice of Disagreement” of the Net Working Capital Amount submitted by ORBCOMM.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  In an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties agreed to extend the resolution period to November 30, 2012 and are working to resolve the issue.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of September 30, 2012.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter.  As of the filing of this Form 10-Q, the parties were reviewing the working capital calculations and no resolution had been reached.

    Product Warranty Escrow - The APA required a Product Warranty Escrow account in the amount of 166,611 shares of ORBCOMM common stock be established to provide for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at September 30, 2012 and June 30, 2012 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management’s best estimate of the warranty costs at September 30, 2012 and June 30, 2012.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable and may be in excess of the 83,306 shares currently estimated by the Company.  Resolution of the final distribution under this escrow agreement has been delayed and is now expected to be completed by November 30, 2012, after measurement period warranty costs have been analyzed and the actual obligations under escrow agreement determined.

Legal Proceedings

The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2012, there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note L – Related Party Transactions

Notes payable at September 30, 2012 included a $28,000 unsecured convertible note, bearing interest at 8% issued to the Company’s Chief Financial Officer for additional working capital.   See Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the related party note.  During the three months ended September 30, 2012 the Company accrued approximately $600 in interest expense related to the note and at September 30, 2012 had a total of $4,600 of accrued but unpaid interest expense.

On October 10, 2011, the Company entered into employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer.  The agreements have severance provisions and are effective through December 31, 2014.  In addition, the Company and the parties had agreed to defer certain compensation to future years.  At September 30, 2012, all deferred amounts had been paid.  Prior to December 31, 2011, the Company also agreed to defer the January 1, 2012 salary reductions discussed in the agreements due to anticipated increased business activity.  The effective date of the salary reduction is currently on hold and will be reviewed on a quarterly basis.   Copies of the agreements were attached as exhibits to the Form 10-K filed for the fiscal year ended June 30, 2011.

The Company agreed to amend the ACC loan agreement on August 14, 2012 increasing the maximum amount available under the loan from $300,000 to $400,000.  ACC had drawn an additional $50,000 of the available line as of September 30, 2012 at which point the note balance outstanding under the agreement was $350,000.  The additional availability was granted under similar terms and conditions to the original loan and was to be used to open an office in Los Angeles, CA.  Alanco also received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit.  See Note 9 – Investments in the Company’s Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the ACC investment.  In addition to interest, the Company bills ACC for accounting services provided.  At September 30, 2012, other receivables included approximately $6,100 of interest receivable and $9,000 of billings related to the performance of accounting services.

Note M – Subsequent Events

Subsequent to September 30, 2012 and through the date of this report, the Company sold 200,027 shares of ORBCOMM, Inc. (presented at September 30, 2012 as marketable securities) for approximately $792,300, or an average of $3.96 per share.  See Note C - Marketable Securities – Restricted for additional discussion on the ORBCOMM stock held.

Note N - Liquidity

During the three months ended September 30, 2012, the Company reported net income of $95,900 and for fiscal year ended June 30, 2012, the Company reported a net loss of ($635,200).  During fiscal 2013, the Company expects to meet its working capital and other cash requirements with its current cash reserves and sales of marketable securities as required.  However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

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

The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, the classification and valuation of marketable securities, realization of accounts receivable trade, realization of notes receivable, revenue recognition, stock-based compensation, the recorded values of accruals and fair values of assets and liabilities including the Company’s contingent liabilities.

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended September 30, 2012 versus three months ended September 30, 2011

Net Revenues
As previously discussed in this Form 10-Q, the Company’s operating entity, Alanco Energy Services, Inc. (“AES”) initiated, during the quarter ended September 30, 2012, the operations of the Deer Creek water disposal facility near Grand Junction, CO and reported initial quarter net revenues of $101,200.  No revenues were reported for the comparable quarter of the prior fiscal year as the Company had no operating units and was effectively a holding company.

Cost of Goods sold
Cost of goods sold for the three months ended September 30, 2012 of $64,500 consist of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.   The gross margin for the quarter was approximately 36%.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2012 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and depreciation expense) was $314,800, an increase of $9,300, or 3.0%, compared to $305,500 reported for the quarter ended September 30, 2011.  Corporate expenses for the current quarter was $195,400 and represented a decrease of $101,600, or 34.2%, compared to corporate expenses of $297,000 reported for the comparable quarter ended September 30, 2011.  The decrease resulted from reduced corporate operating expense and increased allocation of corporate service cost to AES and billings for services provided to ACC.  AES operating expense of $84,500 for the quarter ended September 30, 2012 relates to the new Deer Creek Water Disposal facility that initiated operation during the current quarter and represented general overhead associated with the operation.  Amortization of stock-based compensation increased to $34,200 for the quarter ended September 30, 2012, from $7,800 for the comparable quarter of the prior year.  The increase relates to options vesting in the current quarter that were granted in fiscal year 2012.

ALANCO TECHNOLOGIES, INC.
Operating Loss
Operating Loss for the quarter ended September 30, 2012 was ($278,100), a decrease of $27,400, or 9.0%, compared to an Operating Loss of ($305,500) reported for the same quarter of the prior year.  The decreased operating loss results from an increase in revenues and gross profit.

Other Income and Expense
Net interest income for the quarter ended September 30, 2012 was $6,200, an improvement of $6,300 when compared to interest expense of ($100) for the quarter ended September 30, 2011.  The increase in interest income related to the ACC notes outstanding and the Symbius investment.

During the quarter ended September 30, 2012, the Company recorded net gains on the sale of its Symbius investment of $86,800, and on sale of marketable securities of $280,800, resulting from the sale of approximately 402,888 shares of its ORBCOMM Common Stock at an average selling price of $3.61 per share.  The Company did not sell marketable securities during the comparable quarter of the previous fiscal year.

Dividends
The Company had no dividend expense for the three months ended September 30, 2012, compared to $30,500 in preferred stock dividends recorded in the comparable quarter ended September 30, 2011.   The dividend expense in fiscal year 2011 related to Series B Convertible Preferred Stock that was redeemed by the Company in December 2011.

Net Income (Loss) Attributable to Common Shareholders
Net Income Attributable to Common Shareholders for the quarter ended September 30, 2012 amounted to $95,900, or $.02 per share, a $432,000 improvement when compared to a loss of ($336,100), or ($.07) per share, in the comparable quarter of the prior year for reasons discussed above.

Comprehensive Income
Comprehensive Income for the current quarter represents the unrealized change in market value of the Company’s Marketable Securities held at September 30, 2012 compared to prior periods and for the quarter ended September 30, 2012 consisted of the net value of three items:  1) an Unrealized Gain on Marketable Securities, net of tax, of $332,600 resulting from an increase in the market value of the shares held at the end of the year compared to the cost basis of $2.91 per share, determined as market value on the May 16, 2011 acquisition date; 2) the quarter ending market value reclassification adjustment for gain included in Net Income of $280,800; 3) the net unrealized gain on marketable securities sold during the period of $139,800.  At September 30, 2012 the Company valued 692,996 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $3.74 per share for a total value of $2,591,800.

Liquidity and Capital Resources
The Company’s current assets at September 30, 2012 exceeded current liabilities by $3,016,200, resulting in a current ratio of 5.25 to 1.  At June 30, 2012, current assets exceeded current liabilities by $3,473,900 reflecting a current ratio of 4.8 to 1.  The reduction in net current assets at September 30, 2012 versus June 30, 2012 was due primarily to the sale of marketable securities to fund purchases in Land, Property and Equipment of ($824,000), offset by net income of $95,900 for the three months ended September 30, 2012 and by an unrealized gain on marketable securities of $191,600, net of tax, reported separately in the equity section of the balance sheet due to market value increases of Marketable Securities – Restricted held at September 30, 2012 and June 30, 2012.

ALANCO TECHNOLOGIES, INC.
Accounts receivable of $56,100 represents the outstanding billings at September 30, 2012 of the AES water disposal operation that initiated operations during the current quarter.  Other receivables represents $50,000 of construction costs reimbursable by the Deer Creek landlord and $30,200 of accrued interest on investment notes receivable and billings for accounting services to ACC, a related party.

Cash used in operations for the three month period ended September 30, 2012 was ($541,100), an increase of ($218,100), or 68% compared to the ($323,000) reported for the same quarter of the prior year.  The increase in net cash used in operations for the three months ended September 30, 2012 was due primarily to increases in receivables, and decreases in accounts payable and accruals.

 Cash provided by investing activities for the three month period ended September 30, 2012 was $928,100 and was due to proceeds from the sale of marketable securities and the Symbius investment of approximately $1.8 million, offset by purchases of property, plant and equipment of $824,000 and issuance of an additional $50,000 note to ACC.  There were no investing activities reported for the quarter ended September 30, 2011.

There were no financing activities reported for the quarter ended September 30, 2012.  The $147,200 net cash provided by financing activities reported for the quarter ended September 30, 2011 related primarily to proceeds for exercise of stock options.

During fiscal 2013, the Company expects to meet its working capital and other cash requirements with its current cash reserves and sales of marketable securities as required.  However, the Company may require additional working capital for future operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALANCO TECHNOLOGIES, INC.
PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2012, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, no shares of Company stock were issued.

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