Form 10-Q
period 2013-02-14
ALANCO TECHNOLOGIES INC
filed 2013-02-14
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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
As of February 7, 2013 there were 5,010,300 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.
INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of December 31, 2012 (Unaudited)		4
		and June 30, 2012

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended December 31, 2012 and 2011

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		6
		For the three months ended December 31, 2012 and 2011

		Condensed Consolidated Statements of Operations (Unaudited)		7
		For the six months ended December 31, 2012 and 2011

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		8
		For the six months ended December 31, 2012 and 2011

		Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)		9
		For the six months ended December 31, 2012

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the six months ended December 31, 2012 and 2011		10

	Notes to Condensed Consolidated Financial Statements (Unaudited)			11
		Note A –	Basis of Presentation and Recent Accounting Policies and Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Marketable Securities – Restricted
		Note D –	Notes Receivable
		Note E –	Land, Property and Equipment
		Note F –	Earnings Per Share
		Note G –	Equity
		Note H –	Notes Payable
		Note I –	Fair Value - Contingent Payments
		Note J -	Fair Value - Asset Retirement Obligation
		Note K -	Commitments and Contingencies
		Note L -	Related Party Transactions
		Note M -	Subsequent Events
		Note N –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		27

	Item 4.	Controls and Procedures		27

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		28

	Item 6.	Exhibits		28

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012

	December 31, 2012	June 30, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$815,200	$284,300
Accounts receivable trade	4,100	-
Other receivables	35,700	16,800
Notes receivable, current	300,000	250,000
Marketable securities - restricted	1,932,400	3,572,600
Investment in Symbius, at cost	-	162,100
Prepaid expenses and other current assets, net	141,300	97,100
Total current assets	3,228,700	4,382,900

LAND, PROPERTY AND EQUIPMENT, NET	4,327,500	3,524,600

OTHER ASSETS
Notes receivable, long-term	-	150,000
Prepaid royalties, long-term	50,000	50,000
TOTAL ASSETS	$7,606,200	$8,107,500

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$224,100	$631,000
Contingent payments, current	50,000	50,000
Notes payable	28,000	228,000
Total current liabilities	302,100	909,000

LONG-TERM LIABILITIES
Contingent payments, long-term	1,087,700	1,075,000
Asset retirement obligation, long-term	410,000	410,000
TOTAL LIABILITIES	1,799,800	2,394,000

SHAREHOLDERS' EQUITY
Common Stock
Class A - 75,000,000 no par shares authorized, 5,010,300 issued and
outstanding at December 31, 2012 and June 30, 2012, respectively	108,961,900	108,893,600
Class B - 25,000,000 no par shares authorized, none
outstanding	-	-
Accumulated Other Comprehensive Income	497,900	383,600
Accumulated Deficit	(103,653,400)	(103,563,700)
Total shareholders' equity	5,806,400	5,713,500

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$7,606,200	$8,107,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2012	2011

NET REVENUES	$43,800	$-
Cost of sales	93,900	-

GROSS PROFIT (LOSS)	(50,100)	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	134,200	235,800
Alanco Energy Services	183,200	-
Amortization of stock-based compensation	34,100	-
	351,500	235,800

OPERATING LOSS	(401,600)	(235,800)

OTHER INCOME & EXPENSES
Interest income (expense), net	5,800	1,000
Gain on sale of marketable securities, net	210,200	38,700
NET LOSS	(185,600)	(196,100)

Gain on redemption of Series B Preferred Stock	-	443,200

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(185,600)	$247,100

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net loss	$(0.04)	$(0.04)
Gain on redemption of Series B Preferred Stock	$-	$0.09
Net income (loss) per share attributable to common shareholders	$(0.04)	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,010,300	4,973,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2012	2011

Net Income (Loss)	$(185,600)	$(196,100)

Reclassification adjustment for gain included in Net Income (Loss)	(210,200)	(38,700)

Net unrealized gain (loss) on marketable securities held at December 31,	(7,200)	753,100

Net unrealized gain on marketable securities sold during the period	140,400	186,000

Comprehensive Income (Loss)	$(262,600)	$704,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2012	2011

NET REVENUES	$145,000	$-
Cost of sales	158,400	-

GROSS PROFIT (LOSS)	(13,400)	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	330,300	533,500
Alanco Energy Services	267,700	-
Amortization of stock-based compensation	68,300	7,800
	666,300	541,300

OPERATING LOSS	(679,700)	(541,300)

OTHER INCOME & EXPENSES
Interest income (expense), net	12,000	800
Gain on sale of Symbius investment	86,800	-
Gain on sale of marketable securities, net	491,000	38,700
Other income, net	200	-
NET LOSS	(89,700)	(501,800)

Preferred stock dividends	-	(30,500)
Gain on redemption of Series B Preferred Stock	-	443,200

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(89,700)	$(89,100)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss	$(0.02)	$(0.10)
Preferred stock dividends	$-	$(0.01)
Gain on redemption of Series B Preferred Stock	$-	$0.09
Net loss per share attributable to common shareholders	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,010,300	4,962,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2012	2011

Net Income (Loss)	$(89,700)	$(501,800)

Reclassification adjustment for gain included in Net Income (Loss)	(491,000)	(38,700)

Net unrealized gain (loss) on marketable securities held at December 31,	325,300	(476,800)

Net unrealized gain on marketable securities sold during the period	280,000	186,000

Comprehensive Income (Loss)	$24,600	$(831,300)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 (unaudited)

			ACCUMULATED
			OTHER
	COMMON STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2012	5,010,300	$108,893,600	$383,600	$(103,563,700)	$5,713,500
Value of stock-based compensation	-	68,300	-	-	68,300
Unrealized gain on marketable securities, net of tax	-	-	114,300	-	114,300
Net loss	-	-	-	(89,700)	(89,700)
Balances, December 31, 2012	5,010,300	$108,961,900	$497,900	$(103,653,400)	$5,806,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,700)	$(501,800)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	58,300	1,300
Accretion of fair value - contingent payments	12,700	-
Gain on sale of Symbius investment	(86,800)	-
Gain on sale of marketable securities	(491,000)	(38,700)
Stock-based compensation	68,300	7,800
Changes in operating assets and liabilities:
Accounts receivable	(4,100)	101,900
Other receivables	(18,900)	-
Prepaid expenses and other current assets	(44,200)	(67,400)
Accounts payable and accrued expenses	(406,900)	(79,600)
Net cash used in operating activities	(1,002,300)	(576,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	(50,000)	-
Proceeds from repayment of Symbius and ACC note	150,000	-
Purchase of land, property, and equipment	(861,200)	(500)
Proceeds from sale of marketable securities	2,245,500	1,128,600
Proceeds from sale of Symbius investment, net of legal expenses	248,900	-
Net cash provided by investing activities	1,733,200	1,128,100

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	151,200
Purchase of treasury shares	-	(14,100)
Repayment of debt	(200,000)	-
Payment for listing fees	-	(4,000)
Other	-	(600)
Net cash provided (used) by financing activities	(200,000)	132,500

NET INCREASE IN CASH	530,900	684,100

CASH AND CASH EQUIVALENTS, beginning of period	284,300	783,200

CASH AND CASH EQUIVALENTS, end of period	$815,200	$1,467,300

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-Cash Activities:
Unrealized gain (loss) on marketable securities	$114,300	$(290,800)
Series B preferred stock dividend, paid in kind	$-	$30,500
Gain on redemption of Series B preferred stock net of legal fees	$-	$443,200
Marketable securities paid for services	$-	$100,000
Settlement of Series B Preferred Stock for a note payable	$-	$800,000

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

           In compliance with that objective the Company formed Alanco Energy Services, Inc. (“AES”), a wholly owned subsidiary, and in April 2012 executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO transferring a land lease for 20 acres near Grand Junction, CO and all related assets to AES with the intent of AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.  The lease terms payable to the landlord include a minimum monthly lease payment of $100 per acre (approximately $2,400 per month) during the initial ten year term of the lease, plus $.25 per barrel of produced water received at the site.  The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord as discussed above.  AES recorded the $100,000 payment as prepaid royalties.

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

AES has also entered into a definitive agreement ("Agreement") with Deer Creek Disposal, LLC ("DCD") whereby AES acquired a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water disposal facility and creation of a solid waste disposal site. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due on November 15, 2012.  (The $200,000 note was paid on November 15, 2012 per terms of the note.) AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of AES quarterly revenues in excess of operating expenses (contingent land payment).  See Note I – Fair Value - Contingent Payments for additional discussion of the contingent land payment.

Related to the disposal facilities, AES has entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits were attained in May 2012.  In an amendment to the TCO agreement, TCO agreed to provide certain administrative duties for AES and the management fee was increased to $23,000 per month.  In addition, the Company agreed to pay TCO, at closing, $85,000 and issue 40,000 shares of Common Stock of Alanco Technologies, Inc. as reimbursement for past expenses and efforts in acquiring permits and for past management services and covenants not to compete.

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

    The following are the classes of assets and liabilities measured at fair value on a recurring basis at December 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	December 31,
	Assets	Inputs	Inputs	2012
Marketable Securities - Restricted	$-	$1,932,400	$-	$1,932,400

Asset Retirement Obligation	-	-	410,000	410,000

Contigent Land Payment	-	-	632,000	632,000

Contingent Purchase Price	-	-	505,700	505,700
	$-	$1,932,400	$1,547,700	$3,480,100

Fair Value of Marketable Securities - Restricted – The estimated fair values of Marketable Securities - Restricted are determined at discrete points in time based on relevant market information.  The Marketable Securities – Restricted is comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the total shares) per month.  The sale restriction above is why the fair value measurement at December 31, 2012 of ORBCOMM’s Stock is based on quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

New Accounting Policies

During the first two quarters of the current fiscal year, the Company adopted the following significant accounting policies:

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

Accounts Receivable Trade – The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding, the Company’s prior history and the customer credit worthiness.   There were no provisions for uncollectible accounts receivable amounts at December 31, 2012.  The Company does not typically accrue interest or fees on past due amounts and the receivables are generally unsecured.

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted and the Company has adopted the guidance, which had no material impact on its financial position and results of operations. There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2012, that are of significance, or potential significance, to us.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The following table summarizes the Company’s stock option activity during the first six months of fiscal 2013:

			Weighted	Grant
		Weighted	Average	Date
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value	Value

Outstanding July 1, 2012	674,100	$0.80	4.58	$217,100	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-	(2) (3)
Forfeited or expired	(15,000)	$1.83	-	(5,800)	-
Outstanding December 31, 2012	659,100	$0.78	4.17	$211,300	$-	(2)
Exercisable December 31, 2012	341,600	$0.80	4.07	$113,000	$-	(2)

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2012, for those awards that have an exercise price below the closing price as of December 31, 2012 of $.70.
(3)	This value is calculated as the difference between the exercise price and the market price of the stock on the date of exercise.

As of December 31, 2012, the Company had approximately $85,400 of unamortized Black Scholes value related to stock option grants made in the fourth quarter of fiscal year 2012 which is scheduled to be expensed during the fiscal year 2013.

As of December 31, 2012, the Company had 141,800 warrants outstanding with a weighted average exercise price of $6.38.  The life of the outstanding warrants extends through July 9, 2013.  The following table summarizes the Company’s warrant activity during the first six months of fiscal 2013:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2012	150,400	$6.24
Granted	-	-
Exercised	-	-
Canceled/Expired	(8,600)	4.00
Warrants Outstanding, December 31, 2012	141,800	$6.38

Note C – Marketable Securities – Restricted

At December 31, 2012, the Company had net Marketable Securities - Restricted in the amount of $1,932,400 representing the market value ($3.92 per share) of 492,969 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 16, 2011 sale of StarTrak, net of an estimated 83,306 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreement more fully discussed in our Form 10-K filed for the fiscal year ended June 30, 2012.  The net cost basis of these shares at December 31, 2012 and June 30, 2012 is $2.91 per share.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the total shares received) monthly.  The Company has classified these securities as available-for-sale at December 31, 2012. The fair value measurement at December 31, 2012 is based upon quoted prices from similar assets in active markets and thus represents a Level 2 measurement.  The restriction discussed above is why ORBCOMM’s Common Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $3.26 per share at June 30, 2012 to $3.92 per share at December 31, 2012, the Company recorded an unrealized gain on marketable securities held at December 31, 2012 (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)), of $325,300.  The actual gain or loss of securities sold is reported in the Condensed Consolidated Statements of Operations.  At December 31, 2012, the Accumulated Other Comprehensive Income of $497,900 was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than- temporary decline exists, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.  As of close of market on February 6, 2013, the per share value of the ORBCOMM Common Stock was $4.32, $1.41 per share above the cost basis of $2.91 per share and above the December 31, 2012 valuation of $3.92 per share as presented on the attached balance sheet.

The Company sold a total of 602,915 shares of ORBCOMM, Inc. Common Stock during the six months ended December 31, 2012 for total proceeds of $2,245,500, and an average selling price of approximately $3.72 per share, resulting in a net gain of $491,000.  The remaining net shares at December 31, 2012 of 492,969 includes approximately 83,300 shares that are still held in escrow.

The following table summarizes the activities related to investment in Marketable Securities for the six months ended December 31, 2012.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Marketable Securities
						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Total Cost	Per Share	Total Value	Gain	(Loss)
June 30, 2012	1,095,884	$2.91	$3,189,000	$3.26	$3,572,600	$383,600	$-

Shares sold	(402,888)	2.91	(1,172,400)

September 30, 2012	692,996	$2.91	$2,016,600	$3.74	$2,591,800	$575,200	$-

Shares sold	(200,027)	2.91	(582,100)

December 31, 2012	492,969	$2.91	$1,434,500	$3.92	$1,932,400	$497,900	$-

Note D – Notes Receivable

Notes receivable at December 31, 2012 and June 30, 2012 consist of the following:

	December 31,	June 30,
	2012	2012
Note receivable - ACC	$300,000	$300,000
Note receivable - Symbius	-	100,000
Notes receivable	300,000	400,000
Less long-term	-	(150,000)
Notes receivable - current	$300,000	$250,000

Note receivable – American Citizenship Center, LLC (“ACC”) represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The ACC note was executed in a January 6, 2012 transaction, whereby the Company agreed to provide a $300,000 working capital loan to American Citizenship Center, LLC (“ACC”), a private company that provides 1) proprietary, automated on-line assistance for eligible immigrants to prepare for and obtain US citizenship; and 2) assistance in preparing and filing for Deferred Action for Undocumented Youth under a new policy developed by the Department of Homeland Security designed to allow certain people who did not intentionally violate immigration law to continue to live and work in the United States.  The Company received a $300,000 Note and a two year warrant to purchase 240,000 membership units (currently would equate to approximately 20% ownership) of ACC at an exercise price of $1.25 per unit.  The Note accrues interest at 7.5% (paid quarterly) on the outstanding balance, is payable in quarterly installments of $75,000 commencing on March 31, 2013 and continuing until paid in full, provides for Alanco to have board of director representation and is secured by all assets of ACC.  At both December 31, 2012 and June 30, 2012 the Company considered the value of the ACC warrants to be immaterial due to the startup nature of ACC, the limited time until the warrants expire and the significant premium (39%) of the exercise price compared to the most recent membership unit sales.  At both June 30, 2012 and December 31, 2012, Mr. Robert Kauffman, CEO of Alanco, was a personal investor in the membership units and owned approximately 10% of ACC.

During the quarter ended September 30, 2012, Alanco agreed to amend the loan agreement increasing the maximum amount available under the loan to $400,000.  The additional availability was granted under similar terms and conditions to the original agreement and was used to open an office in Los Angeles, CA.  In addition to interest, Alanco received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit.  At December 31, 2012, ACC had a note balance of $300,000 under the $400,000 Alanco commitment.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note receivable – Symbius represented an amount due from Symbius Financial, Inc. (“Symbius”) under an agreement whereby the Company agreed to provide a secured line of credit up to $250,000, secured by all Symbius assets and accruing interest at 7.5%.  The agreement required monthly payments starting in January 2013 of approximately $15,000 with the final payment for any unpaid amount due July 1, 2014.

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

Note E – Land, Property and Equipment

Land, Property and Equipment at December 31, 2012 and June 30, 2012 consist of the following:

	June 30, 2012	Additions	Transfers	Dec. 31, 2012
Land and improvements	$1,383,400	$10,000	$-	$1,393,400
Office furniture and equipment	48,700	2,600	-	51,300
Water disposal facility	-	-	2,668,100	2,668,100
Production equipment	79,500	118,600	-	198,100
Construction in progress	2,056,100	730,000	(2,668,100)	118,000
Total	3,567,700	861,200	-	4,428,900
Less accumulation depreciation	(43,100)	(58,300)	-	(101,400)
Net book value	$3,524,600	$802,900	$-	$4,327,500

Note F – Earnings Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.
.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2012 and 2011, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 815,700 and 622,200 at December 31, 2012 and 2011, respectively.

Note G – Equity

The Company did not issue any Class A Common Stock during the six months ended December 31, 2012.  Stock-based compensation recognized during the period was valued at $68,300.

       During the six months ended December 31, 2012, the Company recognized a comprehensive unrealized gain on marketable securities held in the amount of $114,300, reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity, to reflect the increase in value of Marketable Securities – Restricted held at December 31, 2012.  See Note A – Basis of Presentation and Recent Accounting Policies and Pronouncements for additional discussion of fair value of financial instruments and marketable securities.

In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock through December of 2012.  As of December 31, 2012 the Company had repurchases under the program totaling 44,200 shares at a cost of approximately $30,300, or $.69 per share, all of which were purchased and retired prior to July 1, 2012.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares were allocated to a class known as Series A Convertible Preferred Stock; 500,000 shares were allocated to Series B Preferred Stock; 500,000 shares were allocated to Series D Convertible Preferred Stock and 750,000 were allocated to Series E Convertible Preferred Stock.  At December 31, 2012 and June 30, 2012 no shares of preferred stock were outstanding.  See Footnote 16 – Shareholders’ Equity in the Company’s Form 10-K for the year ended June 30, 2012 for additional discussion of the Company’s authorized and allocated preferred shares.

Note H – Notes Payable

Notes payable at December 31, 2012 consists of a $28,000 convertible note, bearing interest at 8% and convertible into Class A Common Stock at $2.24 per share, issued to the Company’s Chief Financial Officer for additional working capital (see Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the outstanding note payable).  Notes payable at June 30, 2012 of $228,000 included the $28,000 note discussed above plus a $200,000 note assumed in the April 2012 purchase of a 160 acre parcel of Colorado land referred to as Indian Mesa.  The noninterest bearing note, due to Indian Mesa, Inc., a previous owner of the land, was paid under terms of the note in November 2012.  Due to the short term nature of the note, no interest rate was imputed.   During the six months ended December 31, 2012 the Company accrued approximately $1,100 in interest expense related to the $28,000 note.  See Note L – Related Party Transactions for additional discussion of the note payable.

Note I - Fair Value - Contingent Payments

Fair value – contingent payments at December 31, 2012 and June 30, 2012 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31,	June 30,
	2012	2012
Fair value - contingent land payment	$632,000	$625,000
Fair value - contingent purchase price	505,700	500,000
	1,137,700	1,125,000
Less current portion	(50,000)	(50,000)
Fair value - contingent payments, long-term	$1,087,700	$1,075,000

Fair value – contingent land payment of $632,000 at December 31, 2012 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Interest is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the six months ended December 31, 2012 by $7,000.

Fair value – contingent purchase price of $505,700 at December 31, 2012 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 20 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on the earlier of (i) the recovery of AES’s capital investment, or (ii) January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  Interest is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the six months ended December 31, 2012 by $5,700.

Note J – Fair Value - Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $410,000 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.  Although the Deer Creek water disposal facility is anticipated to remain operational for a period of up to 30 years, a present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

Asset retirement obligations are recorded in the period in which they are incurred and reasonably estimable.  Retirement of assets may involve efforts such as removal of leasehold improvements, contractually required demolition, and other related activities, depending on the nature and location of the assets.  In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimate of potential settlement dates, and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligation.   The Company reviews the asset retirement obligation quarterly and performs a formal annual assessment of its estimates to determine if an adjustment to the value of the asset retirement obligation is required.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.  Subsequent to December 31, 2012, the Company made an initial payment to the trust in the approximate amount of $25,300, meeting its obligation through March 31, 2013.

Note K – Commitments and Contingencies

Sale of StarTrak Systems, LLC

In May of 2011, the Company sold the operations of StarTrak Systems, LLC (“StarTrak”), a subsidiary comprising the Company’s Wireless Asset Management segment, to ORBCOMM Inc. (“ORBCOMM”).  (See Form 10-K for the year ended June 30, 2012 for a complete discussion on the sale.)   The following discusses the remaining unresolved items related to the sale as of December 31, 2012:

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

ORBCOMM delivered to Alanco on August 12, 2011, a written statement of the Current Assets, Current Liabilities and Net Working Capital Amount pursuant to the terms of the Agreement reflecting a working capital adjustment in favor of ORBCOMM of approximately $700,000.  Under terms of the Agreement, Alanco submitted a “Notice of Disagreement” of the Net Working Capital Amount submitted by ORBCOMM.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  In an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties agreed to extend the resolution period to March 31, 2013 and are working to resolve the issue.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of December 31, 2012.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter.  As of the filing of this Form 10-Q, the parties were reviewing the working capital calculations and no resolution had been reached.

Product Warranty Escrow - The APA required a Product Warranty Escrow account in the amount of 166,611 shares of ORBCOMM common stock be established to provide for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at December 31, 2012 and June 30, 2012 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management’s best estimate of the warranty costs at December 31, 2012 and June 30, 2012.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable and may be in excess of the 83,306 shares currently estimated by the Company.  The parties are currently in discussion with the objective of resolving the final distribution under this escrow agreement.  Resolution of the escrow shares is now expected to be completed by June 30, 2013.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Legal Proceedings

The Company may from time to time be involved in litigation arising from the normal course of business.  As of December 31, 2012, there was no such litigation pending deemed material by the Company.

Note L – Related Party Transactions

Notes payable at December 31, 2012 included a $28,000 unsecured convertible note, bearing interest at 8% issued to the Company’s Chief Financial Officer for additional working capital.   See Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the related party note.  During the six months ended December 31, 2012, the Company accrued approximately $1,100 in interest expense related to the note and at December 31, 2012 had a total of $5,100 of accrued but unpaid interest expense.

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

The Company agreed to amend the ACC loan agreement on August 14, 2012 increasing the maximum amount available under the loan from $300,000 to $400,000.  ACC had drawn an additional $50,000 of the available line as of September 30, 2012 at which point the note balance outstanding under the agreement was $350,000.  During the quarter ended December 31, 2012, ACC repaid $50,000 on the note reducing the note balance to $300,000.  The additional availability was granted under similar terms and conditions to the original loan and was to be used to open an office in Los Angeles, CA.  Alanco also received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit.  See Note 9 – Investments in the Company’s Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the ACC investment.  In addition to interest, the Company bills ACC for accounting services provided.  At December 31, 2012, other receivables included approximately $5,700 of interest receivable related to the ACC loan receivable and $15,000 of billings related to the performance of accounting services.

Note M – Subsequent Events

Subsequent to December 31, 2012 and through the date of this report, the Company sold 30,000 shares of ORBCOMM, Inc. (presented at December 31, 2012 as marketable securities) for approximately $128,000, or an average of $4.27 per share.  See Note C - Marketable Securities – Restricted for additional discussion on the ORBCOMM stock held.

Note N - Liquidity

             During the six months ended December 31, 2012, the Company reported a net loss ($89,700) and for fiscal year ended June 30, 2012, the Company reported a net loss of ($635,200).  During the fiscal year ending June 30, 2013, the Company expects to meet its working capital and other cash requirements with its current cash reserves and sales of marketable securities as required.  However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

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

ALANCO TECHNOLOGIES, INC.

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended December 31, 2012 versus three months ended December 31, 2011

Net Revenues
Net revenues reported for the quarter ended December 31, 2012 were $43,800.  No revenues were reported for the comparable quarter of the prior fiscal year as the Company had no operating units and was effectively a holding company.  Revenues continue to be inconsistent as water disposal operations remain in a startup mode.  As additional customers are expected to recognize the savings of using a local water disposal company and improved weather allows additional oil and gas production activity, we expect revenues to increase.

Cost of Sales
Cost of sales for the three months ended December 31, 2012 of $93,900 consist of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  Approximately 50% of the cost of goods sold for the quarter consisted of fixed costs such as depreciation, amortization, accretion and lease costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended December 31, 2012 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and depreciation expense) was $351,500, an increase of $115,700, or 49.1%, compared to $235,800 reported for the quarter ended December 31, 2011.  Corporate expenses for the current quarter was $134,200 and represented a decrease of $101,600, or 43.1%, compared to corporate expenses of $235,800 reported for the comparable quarter ended December 31, 2011.  The decrease resulted from billings for accounting services provided to ACC and increased allocation of corporate expense to AES in recognition of increased management time and audit fees.  AES operating expense of $183,200 for the quarter ended December 31, 2012 relates to the new Deer Creek Water Disposal facility that initiated operation during the quarter ended September 30, 2012 and represented general overhead associated with the operation.  Amortization of stock-based compensation increased to $34,100 for the quarter ended December 31, 2012, from none for the comparable quarter of the prior year.  The increase relates to options vesting in the current quarter that were granted in the fourth quarter of fiscal year 2012.

Operating Loss
Operating Loss for the quarter ended December 31, 2012 was ($401,600), an increase of $165,800, or 70.3%, compared to an Operating Loss of ($235,800) reported for the same quarter of the prior year.  The increased operating loss resulted from increased costs associated with the completion of additional water disposal capacity at Deer Creek operation and additional selling, general and administrative expenses.

Other Income and Expense
Net interest income for the quarter ended December 31, 2012 was $5,800, an improvement of $4,800 when compared to interest income of $1,000 for the quarter ended December 31, 2011.  The increase in interest income related to the ACC note outstanding.

During the quarter ended December 31, 2012, the Company recorded net gains on sale of marketable securities of $210,200, resulting from the sale of approximately 200,027 shares of its ORBCOMM Common Stock at an average selling price of $3.96 per share, compared to net gains on sale of marketable securities in the comparable quarter of the prior year of $38,700.

ALANCO TECHNOLOGIES, INC.

Dividends and Redemption
The Company had no dividend expense for either the current quarter ended December 31, 2012 or the comparable prior year quarter ended December 31, 2011.  During the quarter ended December 31, 2011, the Company recorded a net gain on redemption of the Series B Convertible Preferred Stock of $443,200, net of $600 of related legal expense.  See Note 16 – Shareholders’ Equity in Form 10-K for the year ended June 30, 2012 for additional discussion relative to the redemption of the Series B Convertible Preferred Stock.

Net Income (Loss) Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the quarter ended December 31, 2012 amounted to ($185,600), or ($.04) per share, compared to net income of $247,100, or $.05 per share, in the comparable quarter of the prior year for reasons discussed above.

Comprehensive Income
Comprehensive Income for the current quarter represents the unrealized change in market value of the Company’s Marketable Securities held at December 31, 2012 compared to the same period of the prior fiscal year.  Comprehensive income for the quarter ended December 31, 2012 consisted of the net value of three items:  1) the quarter ending market value reclassification adjustment for gain included in Net Income (Loss) of $210,200; 2) an Unrealized Gain (Loss) on Marketable Securities, net of tax, of $7,200 resulting from an increase in the market value of the shares held compared to the cost basis of $2.91 per share determined as market value on the May 16, 2011 acquisition date, offset by a reduction in the number of shares from 692,996 at September 30, 2012 to 492,969 at December 31, 2012;  3) the net unrealized gain on marketable securities sold during the period of $140,400.  At December 31, 2012 the Company valued 492,969 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $3.92 per share for a total value of $1,932,400.

(B)	Six months ended December 31, 2012 versus six months ended December 31, 2011

Net Revenues
Net revenues reported for the six months ended December 31, 2012 were $145,000.  No revenues were reported for the comparable quarter of the prior fiscal year as the Company had no operating units and was effectively a holding company.  Revenues continue to be inconsistent as water disposal operations remain in a startup mode.  As additional customers are expected to recognize the savings of using a local water disposal company and improved weather allows additional oil and gas production activity, we expect revenues to increase.

Cost of Sales
Cost of sales for the six months ended December 31, 2012 of $158,400 consist of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  Approximately 57% of the cost of goods sold for the quarter consisted of fixed costs such as depreciation, amortization, and lease costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended December 31, 2012 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and depreciation expense) was $666,300, an increase of $125,000, or 23.1%, compared to $541,300 reported for the six months ended December 31, 2011.  Corporate expenses for the six month period was $330,300 and represented a decrease of $203,200, or 38.1%, compared to corporate expenses of $533,500 reported for the comparable period ended December 31, 2011.  The decrease resulted from billings for accounting services provided to ACC and increased allocation of corporate expense to AES in recognition of increased management time and audit fees.  AES operating expense of $267,700 for the six months ended December 31, 2012 relates to the new Deer Creek Water Disposal facility that initiated operation during August 2012 and represented general overhead associated with the water disposal operation.  Amortization of stock-based compensation increased to $68,300 for the six months ended December 31, 2012, compared to $7,800 for the comparable period of the prior year.  The increase relates to options vesting in the current period that were granted in the fourth quarter of fiscal year 2012.

ALANCO TECHNOLOGIES, INC.

Operating Loss
Operating Loss for the six months ended December 31, 2012 was ($679,700), an increase of $138,400, or 25.6%, compared to an Operating Loss of ($541,300) reported for the same period of the prior year.  The increased operating loss resulted from increased costs associated with the completion of additional water disposal capacity at Deer Creek operation and additional selling, general and administrative expenses.

Other Income and Expense
Net interest income for the six months ended December 31, 2012 was $12,000, an improvement of $11,200 when compared to interest income of $800 for the same period ended December 31, 2011.  The increase in interest income related to the ACC note outstanding and the Symbius investment.

During the six months ended December 31, 2012, the Company recorded net gains on the sale of its Symbius investment of $86,800, and a gain of $491,000 on the sale of 602,915 shares of its ORBCOMM Common Stock at an average selling price of $3.72 per share.  During the same period of the prior year the Company recorded a net gain on sale of marketable securities of $38,700, resulting from the sale or transfer of approximately 408,790 shares of its ORBCOMM Common Stock at an average selling price of $3.01 per share.

Dividends and Redemption
The Company had zero dividend expense for the six months ended December 31, 2012 compared to $30,500 in dividend expense for the comparable period of the prior year.   The decrease resulted from the retirement of all Series D and Series E Convertible Preferred Stock in June 2011 and the repurchase of all the Series B Convertible Preferred Stock in December 2011 resulting in a gain on redemption of $443,200 reported in the prior year.   See Note 16 – Shareholders’ Equity in Form 10-K for the year ended June 30, 2012 for additional discussion relative to the redemption of the Series B Convertible Preferred Stock.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the six months ended December 31, 2012 amounted to ($89,700), or ($.02) per share, compared to a net loss of ($89,100), or ($.02) per share, in the comparable period of the prior year for reasons discussed above.

Comprehensive Income
Comprehensive Income for the six month period ended December 31, 2012 represents the unrealized change in market value of the Company’s Marketable Securities held at December 31, 2012 compared to the same period of the prior fiscal year.  Comprehensive income for the quarter ended December 31, 2012 consisted of the net value of three items:  1) the quarter ending market value reclassification adjustment for gain included in Net Income (Loss) of $491,000; 2) an Unrealized Gain on Marketable Securities, net of tax, of $325,300 resulting from an increase in the market value of the shares held at the end of the period compared to the cost basis of $2.91 per share, determined as market value on the May 16, 2011 acquisition date; 3) the net unrealized gain on marketable securities sold during the period of $280,000.  At December 31, 2012 the Company valued 492,969 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $3.92 per share for a total value of $1,932,400.

Liquidity and Capital Resources

The Company’s current assets at December 31, 2012 exceeded current liabilities by $2,926,600, resulting in a current ratio of 10.7 to 1.  At June 30, 2012, current assets exceeded current liabilities by $3,473,900 reflecting a current ratio of 4.8 to 1.  The reduction in net current assets at December 31, 2012 versus June 30, 2012 was due primarily to purchases in Land, Property and Equipment of ($861,200) and the sale of Marketable Securities – Restricted the Company held in ORBCOMM, Inc.

Accounts receivable of $4,100 represents the outstanding billings at December 31, 2012 of the AES water disposal operation that initiated operations during August 2012.  Other receivables totaling $35,700 represents billings for accounting services and interest of $20,700 and a $15,000 vendor advance.

ALANCO TECHNOLOGIES, INC.

Cash used in operations for the six month period ended December 31, 2012 was ($1,002,300), an increase of ($425,800), or 73.9% compared to the ($576,500) reported for the same period of the prior year.  The increase in net cash used in operations for the six months ended December 31, 2012 was due primarily to increases in operating losses for the six months ended December 31, 2012 compared to the same period of the prior year and decreases in accounts payable and accrued expenses.

 Cash provided by investing activities for the six month period ended December 31, 2012 was $1,733,200, an increase of $605,100, or 53.6% compared to the $1,128,100 provided for the same period of the prior year.  The increase was primarily due to higher proceeds from the sale of marketable securities during the period, offset by the purchases of land, property, and equipment.

Cash used by financing activities for the six month period ended December 31, 2012 was ($200,000) compared to cash provided by financing activities of $132,500 for the period of the prior year, a change of ($332,500).  The change was primarily due to the $200,000 note payable paid during the current period as compared to the proceeds received from exercise of stock options in the prior period of $151,200.

During the fiscal year ending June 30, 2013, the Company expects to meet its working capital and other cash requirements with its current cash reserves and sales of marketable securities as required.  However, the Company may require additional working capital for future operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALANCO TECHNOLOGIES, INC.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company may from time to time be involved in litigation arising from the normal course of business.  As of December 31, 2012, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2012, no shares of Company stock were issued.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized

                                                                                                                                          ALANCO TECHNOLOGIES, INC.

(Registrant)
/s/ John A. Carlson
John A. Carlson
Chief Financial Officer
Alanco Technologies, Inc.