Form 10-Q
period 2013-05-15
ALANCO TECHNOLOGIES INC
filed 2013-05-15
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
As of May 7, 2013 there were 5,010,300 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited)		4
	and June 30, 2012

	Condensed Consolidated Statements of Operations (Unaudited)		5
	For the three months ended March 31, 2013 and 2012

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		6
	For the three months ended March 31, 2013 and 2012

	Condensed Consolidated Statements of Operations (Unaudited)		7
	For the nine months ended March 31, 2013 and 2012

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		8
	For the nine months ended March 31, 2013 and 2012

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		9
	For the nine months ended March 31, 2013

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended March 31, 2013 and 2012		10

Notes to Condensed Consolidated Financial Statements (Unaudited)			11
	Note A –	Basis of Presentation and Recent Accounting Policies and Pronouncements
	Note B –	Stock-Based Compensation and Warrants
	Note C –	Marketable Securities – Restricted
	Note D –	Notes Receivable
	Note E –	Land, Property and Equipment
	Note F –	Earnings Per Share
	Note G –	Equity
	Note H –	Notes Payable
	Note I –	Fair Value - Contingent Payments
	Note J -	Fair Value - Asset Retirement Obligation
	Note K -	Commitments and Contingencies
	Note L -	Related Party Transactions
	Note M -	Subsequent Events
	Note N –	Liquidity

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations		24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		28

Item 4.	Controls and Procedures		28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings		28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		28
Item 4.	Submission of Matters to a Vote of Security Holders		28
Item 6.	Exhibits		29

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND JUNE 30, 2012

	March 31, 2013	June 30, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,101,300	$284,300
Accounts receivable trade	56,500	-
Other receivables	41,200	16,800
Notes receivable, current	275,000	250,000
Marketable securities - restricted	1,813,100	3,572,600
Investment in Symbius, at cost	-	162,100
Prepaid expenses and other current assets, net	138,600	97,100
Total current assets	3,425,700	4,382,900

LAND, PROPERTY AND EQUIPMENT, NET	4,355,900	3,524,600

OTHER ASSETS
Notes receivable, long-term	-	150,000
Prepaid royalties, long-term	50,000	50,000
Trust account - Asset retirement obligation	25,300	-
TOTAL ASSETS	$7,856,900	$8,107,500

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$268,000	$631,000
Contingent payments, current	50,000	50,000
Notes payable	28,000	228,000
Total current liabilities	346,000	909,000

LONG-TERM LIABILITIES
Contingent payments, long-term	1,096,100	1,075,000
Asset retirement obligation, long-term	410,000	410,000
TOTAL LIABILITIES	1,852,100	2,394,000

SHAREHOLDERS' EQUITY
Common Stock
Class A - 75,000,000 no par shares authorized, 5,010,300 issued and
outstanding at March 31, 2013 and June 30, 2012, respectively	109,004,600	108,893,600
Class B - 25,000,000 no par shares authorized, none issued and
outstanding	-	-
Accumulated Other Comprehensive Income	800,500	383,600
Accumulated Deficit	(103,800,300)	(103,563,700)
Total shareholders' equity	6,004,800	5,713,500

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,856,900	$8,107,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2013	2012

NET REVENUES	$92,100	$-
Cost of sales	131,400	-

GROSS PROFIT (LOSS)	(39,300)	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	152,200	270,800
Alanco Energy Services	178,500	-
Amortization of stock-based compensation	42,700	-
	373,400	270,800

OPERATING LOSS	(412,700)	(270,800)

OTHER INCOME & EXPENSES
Interest income (expense), net	5,100	6,300
Gain on sale of marketable securities, net	260,500	321,700
Other income	200	2,700
NET INCOME (LOSS)	$(146,900)	$59,900

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net loss	$(0.03)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,010,300	4,966,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2013	2012

Net Income (Loss)	$(146,900)	$59,900

Reclassification adjustment for gain included in Net Income (Loss)	(260,500)	(321,700)

Net unrealized gain on marketable securities held at March 31,	353,300	1,083,400

Net unrealized gain on marketable securities sold during the period	209,800	203,000

Comprehensive Income	$155,700	$1,024,600

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2013	2012

NET REVENUES	$237,400	$-
Cost of sales	289,900	-

GROSS PROFIT (LOSS)	(52,500)	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	482,500	804,400
Alanco Energy Services	446,200	-
Amortization of stock-based compensation	111,000	7,800
	1,039,700	812,200

OPERATING LOSS	(1,092,200)	(812,200)

OTHER INCOME & EXPENSES
Interest income (expense), net	17,000	7,100
Gain on sale of Symbius investment	86,800	-
Gain on sale of marketable securities, net	751,500	360,400
Other income, net	300	2,700
NET LOSS	(236,600)	(442,000)

Preferred stock dividends	-	(30,500)
Gain on redemption of Series B Preferred Stock	-	443,200

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(236,600)	$(29,300)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss	$(0.05)	$(0.09)
Preferred stock dividends	$-	$(0.01)
Gain on redemption of Series B Preferred Stock	$-	$0.09
Net loss per share attributable to common shareholders	$(0.05)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,010,300	4,994,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2013	2012

Net Loss	$(236,600)	$(442,000)

Reclassification adjustment for gain included in Net Loss	(751,500)	(360,400)

Net unrealized gain on marketable securities held at March 31,	678,600	843,800

Net unrealized gain on marketable securities sold during the period	489,800	151,800

Comprehensive Income	$180,300	$193,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2013 (unaudited)

			ACCUMULATED
			OTHER
	COMMON STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2012	5,010,300	$108,893,600	$383,600	$(103,563,700)	$5,713,500
Value of stock-based compensation	-	111,000	-	-	111,000
Unrealized gain on marketable securities, net of tax	-	-	416,900	-	416,900
Net loss	-	-	-	(236,600)	(236,600)
Balances, March 31, 2013	5,010,300	$109,004,600	$800,500	$(103,800,300)	$6,004,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(236,600)	$(442,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	103,200	2,000
Accretion of fair value - contingent payments	21,100	-
Gain on sale of Symbius investment	(86,800)	-
Gain on sale of marketable securities	(751,500)	(360,400)
Stock and warrants issued for services	-	26,500
Stock-based compensation	111,000	7,800
Changes in operating assets and liabilities:
Accounts receivable	(56,500)	101,900
Other receivables	(24,400)	-
Interest receivable	-	(5,500)
Prepaid expenses and other current assets	(41,500)	(162,300)
Trust account - asset retirement obligation	(25,300)	-
Accounts payable and accrued expenses	(363,000)	(174,500)
Net cash used in operating activities	(1,350,300)	(1,006,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	(50,000)	(300,000)
Proceeds from repayment of Symbius and ACC note	175,000	-
Purchase of land, property, and equipment	(934,500)	(1,600)
Proceeds from sale of marketable securities	2,927,900	3,021,100
Proceeds from sale of Symbius investment, net of legal expenses	248,900	-
Net cash provided by investing activities	2,367,300	2,719,500

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on borrowings	(200,000)	(600,000)
Proceeds from exercise of stock options	-	151,200
Purchase of treasury shares	-	(20,700)
Payment for listing fees	-	(4,000)
Other	-	(600)
Net cash used in financing activities	(200,000)	(474,100)

NET INCREASE IN CASH	817,000	1,238,900

CASH AND CASH EQUIVALENTS, beginning of period	284,300	783,200

CASH AND CASH EQUIVALENTS, end of period	$1,101,300	$2,022,100

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-Cash Activities:
Unrealized gain (loss) on marketable securities	$416,900	$635,200
Value of shares issued in payment of interest and services	$-	$26,500
Series B preferred stock dividend, paid in kind	$-	$30,500
Gain on redemption of Series B preferred stock net of legal fees	$-	$443,200
Marketable securities paid for services	$-	$100,000
Settlement of Series B Preferred Stock for a note payable	$-	$800,000

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

           In compliance with that objective the Company formed Alanco Energy Services, Inc. (“AES”), a wholly owned subsidiary, and in April 2012 executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO transferring a land lease for approximately 24 acres near Grand Junction, CO and all related assets to AES with the intent of AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. (Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.)  The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.  The lease terms payable to the landlord include a minimum monthly lease payment of $100 per acre (approximately $2,400 per month) during the initial ten year term of the lease, plus $.25 per barrel of produced water received at the site.  The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord as discussed above.  AES recorded the $100,000 payment as prepaid royalties.

TCO can also earn contingent purchase price payments based upon a percentage of the net AES cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent deferred payment), approximately the initial term of the lease. See Note I – Fair Value - Contingent Payments for additional discussion of the contingent purchase price payment.

AES has also entered into a definitive agreement ("Agreement") with Deer Creek Disposal, LLC ("DCD") whereby AES acquired a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water disposal facility and creation of a solid waste disposal site. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due on November 15, 2012.  (The $200,000 note was paid on the maturity date per terms of the note). AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of AES quarterly revenues in excess of operating expenses (contingent land payment).  See Note I – Fair Value - Contingent Payments for additional discussion of the contingent land payment.

Related to the disposal facilities, AES has entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final DCD permits were obtained in May 2012.  In an amendment to the TCO agreement, TCO agreed to provide certain administrative duties for AES and the management fee was increased to $23,000 per month.  In addition, the Company agreed to pay TCO, at closing, $85,000 and issue 40,000 shares of Common Stock of Alanco Technologies, Inc. as reimbursement for past expenses and efforts in acquiring permits and for past management services and covenants not to compete.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements.  Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

Fair Value of Assets and Liabilities – The estimated fair values for assets and liabilities are determined at discrete points in time based on relevant information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs other than quoted prices included within Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, prepaid expenses, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature and borrowing rates currently available to the Company for loans with similar terms and maturities, which represent Level 3 input levels.

    The following are the classes of assets and liabilities measured at fair value on a recurring basis at March 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	March 31,
	Assets	Inputs	Inputs	2013
Marketable Securities - Restricted	$-	$1,813,100	$-	$1,813,100

Asset Retirement Obligation	-	-	410,000	410,000

Contingent Land Payment	-	-	636,700	636,700

Contingent Purchase Price	-	-	509,400	509,400
	$-	$1,813,100	$1,556,100	$3,369,200

Fair Value of Marketable Securities - Restricted – The estimated fair values of Marketable Securities - Restricted are determined at discrete points in time based on relevant market information.  The Marketable Securities – Restricted is comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,600 shares per month.  The sale restriction above is why the fair value measurement at March 31, 2013 of ORBCOMM’s Stock is based on quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

New Accounting Policies

During the current fiscal year, the Company adopted the following significant accounting policies:

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

Accounts Receivable Trade – The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding, the Company’s prior history and the customer’s credit worthiness.   The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  There were no provisions for uncollectible accounts receivable amounts at March 31, 2013.  The Company does not typically accrue interest or fees on past due amounts and the receivables are generally unsecured.

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

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income.  The guidance is effective for fiscal years beginning after December 15, 2012.  The Company is currently assessing the impact of this guidance on its financial statements.

 There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2013, that are of significance, or potential significance, to us.

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

The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2013:

			Weighted	Grant
		Weighted	Average	Date
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value	Value

Outstanding July 1, 2012	674,100	$0.80	4.58	$217,100	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-	(2) (3)
Forfeited or expired	(15,000)	$1.83	-	(5,800)	-
Outstanding March 31, 2013	659,100	$0.78	3.92	$211,300	$-	(2)
Exercisable March 31, 2013	500,300	$0.79	3.89	$162,300	$-	(2)

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2013, for those awards that have an exercise price below the closing price as of March 31, 2013 of $.58.
(3)	This value is calculated as the difference between the exercise price and the market price of the stock on the date of exercise.

        As of March 31, 2013, the Company had approximately $42,700 of unamortized Black Scholes value related to stock option grants made in the fourth quarter of fiscal year 2012 which is scheduled to be expensed during the remainder of fiscal year 2013.

As of March 31, 2013, the Company had 95,100 warrants outstanding with a weighted average exercise price of $2.64.  The life of the outstanding warrants extends through July 9, 2013.  The following table summarizes the Company’s warrant activity during the first nine months of fiscal 2013:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2012	150,400	$6.24
Granted	-	-
Exercised	-	-
Canceled/Expired	(55,300)	12.44
Warrants Outstanding, March 31, 2013	95,100	$2.64

Note C – Marketable Securities – Restricted

At March 31, 2013, the Company had net Marketable Securities - Restricted in the amount of $1,813,100 representing the market value ($5.21 per share) of 348,011 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 16, 2011 sale of StarTrak, net of an estimated 83,306 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreement more fully discussed in our Form 10-K filed for the fiscal year ended June 30, 2012.  The net cost basis of these shares at March 31, 2013 and June 30, 2012 is $2.91 per share.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however under the terms of the Agreement, the Company is limited to selling up to 279,600 shares monthly.  The Company has classified these securities as available-for-sale at March 31, 2013. The fair value measurement at March 31, 2013 is based upon quoted prices for similar assets in active markets and thus represents a Level 2 measurement.  The restriction discussed above is why ORBCOMM’s Common Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $3.26 per share at June 30, 2012 to $5.21 per share at March 31, 2013, the Company recorded an unrealized gain on marketable securities held at March 31, 2013 (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)), of $678,600.  The actual gain or loss of securities sold is reported in the Condensed Consolidated Statements of Operations.  At March 31, 2013, the Accumulated Other Comprehensive Income of $800,500 was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than- temporary decline exists, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.  As of close of market on May 7, 2013, the per share value of the ORBCOMM Common Stock was $4.61, $1.70 per share above the cost basis of $2.91 per share and below the March 31, 2013 valuation of $5.21 per share as presented on the attached balance sheet.

The Company sold a total of 747,873 shares of ORBCOMM, Inc. Common Stock during the nine months ended March 31, 2013 for total proceeds of $2,927,900, and an average selling price of approximately $3.91 per share, resulting in a net gain of $751,500.  The remaining net shares at March 31, 2013 of 348,011 include approximately 83,300 shares that are still held in escrow.

The following table summarizes the activities related to investment in Marketable Securities for the nine months ended March 31, 2013:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Marketable Securities
						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Total Cost	Per Share	Total Value	Gain	(Loss)
June 30, 2012	1,095,884	$2.91	$3,189,000	$3.26	$3,572,600	$383,600	$-

Shares sold	(402,888)	2.91	(1,172,400)

September 30, 2012	692,996	$2.91	$2,016,600	$3.74	$2,591,800	$575,200	$-

Shares sold	(200,027)	2.91	(582,100)

December 31, 2012	492,969	$2.91	$1,434,500	$3.92	$1,932,400	$497,900	$-

Shares sold	(144,958)	2.91	(421,800)

March 31, 2013	348,011	$2.91	$1,012,700	$5.21	$1,813,100	$800,500	$-

Note D – Notes Receivable

Notes receivable at March 31, 2013 and June 30, 2012 consist of the following:

	March 31,	June 30,
	2013	2012
Note receivable - ACC	$275,000	$300,000
Note receivable - Symbius	-	100,000
Notes receivable	275,000	400,000
Less long-term	-	(150,000)
Notes receivable - current	$275,000	$250,000

Note receivable – American Citizenship Center, LLC (“ACC”) represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The ACC note was executed in a January 6, 2012 transaction, whereby the Company agreed to provide a $300,000 working capital loan to American Citizenship Center, LLC (“ACC”), a private company that provides 1) proprietary, automated on-line assistance for eligible immigrants to prepare for and obtain US citizenship; and 2) assistance in preparing and filing for Deferred Action for Undocumented Youth under a new policy developed by the Department of Homeland Security designed to allow certain people who did not intentionally violate immigration law to continue to live and work in the United States.  The Company received a $300,000 Note and a two year warrant to purchase 240,000 membership units (currently would equate to approximately 20% ownership) of ACC at an exercise price of $1.25 per unit.  The Note accrues interest at 7.5% (paid quarterly) on the outstanding balance, is payable in quarterly principal installments of $75,000 commencing on March 31, 2013 and continuing until paid in full, provides for Alanco to have board of director representation and is secured by all assets of ACC.  At both March 31, 2013 and June 30, 2012 the Company considered the value of the ACC warrants to be immaterial due to the startup nature of ACC, the limited time until the warrants expire and the significant premium (39%) of the exercise price compared to the most recent membership unit sales.  At both March 31, 2013 and June 30, 2012, Mr. Robert Kauffman, CEO of Alanco, was a personal investor in the membership units and owned approximately 10% of ACC.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the quarter ended September 30, 2012, Alanco agreed to amend the loan agreement increasing the maximum amount available under the loan to $400,000.  The additional availability was granted under similar terms and conditions to the original agreement and was used to open an office in Los Angeles, CA.  In addition to interest, Alanco received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit.  At March 31, 2013, ACC had a note balance of $275,000, under Alanco’s commitment at March 31, 2013 of $325,000 ($400,000 line less $75,000 of required payments).

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

The Series A Convertible Preferred Shares acquired were convertible into 300,000 shares of Symbius Common Stock, or an approximate 24% ownership.  Under terms of the transaction, Alanco paid $150,000 for the Series A Convertible Preferred Shares at closing and agreed to provide a secured credit line ($100,000 available at Closing) in the form of a term loan that, upon Symbius achieving certain financial objectives, could reach a maximum of $250,000.  The term loan was repayable over a period of up to 17 months with payments commencing January 1, 2013.  In addition, Alanco obtained options, exercisable for 12 months from date of close, from major Symbius founders to acquire up to 250,000 Symbius common shares currently outstanding at $1.50 per share and Symbius warrants, effective for a period of 24 months from date of close, whereby Alanco can acquire up to 250,000 newly issued shares of common stock at a price of $1.50 per share.  Finally, the parties agreed that Alanco would have the right to acquire, from shareholders, through December 31, 2012 any remaining outstanding Symbius common shares in consideration of Alanco Common Stock at a ratio of 1.5 shares of Alanco for each share of Symbius and at a ratio of 2 shares of Alanco for each share of Symbius from January 1, 2013 to December 31, 2013.

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

Note E – Land, Property and Equipment

Land, Property and Equipment at March 31, 2013 and June 30, 2012 consist of the following:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	June 30, 2012	Additions	Transfers	March 31, 2013
Land and improvements	$1,383,400	$18,800	$-	$1,402,200
Office furniture and equipment	48,700	2,600	-	51,300
Water disposal facility	-	-	2,668,100	2,668,100
Production equipment	79,500	128,300	-	207,800
Construction in progress	2,056,100	784,800	(2,668,100)	172,800
Total	3,567,700	934,500	-	4,502,200
Less accumulation depreciation	(43,100)	(103,200)	-	(146,300)
Net book value	$3,524,600	$831,300	$-	$4,355,900

Note F – Earnings Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2013 and 2012, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 769,200 and 613,200 at March 31, 2013 and 2012, respectively.

Note G – Equity

The Company did not issue any Class A Common Stock during the nine months ended March 31, 2013.  Stock-based compensation recognized during the period was valued at $111,000.

During the nine months ended March 31, 2013, the Company recognized a comprehensive unrealized gain on marketable securities held in the amount of $416,900, reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity, to reflect the increase in value of Marketable Securities – Restricted held at March 31, 2013. See Note A – Basis of Presentation and Recent Accounting Policies and Pronouncements for additional discussion of fair value of financial instruments and marketable securities.

In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock through December of 2012.  As of December 31, 2012, the expiration date for the stock repurchase program, the Company had repurchases under the program totaling 44,200 shares at a cost of approximately $30,300, or $0.69 per share, all of which were purchased and retired prior to July 1, 2012.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares were allocated to a class known as Series A Convertible Preferred Stock; 500,000 shares were allocated to Series B Preferred Stock; 500,000 shares were allocated to Series D Convertible Preferred Stock and 750,000 were allocated to Series E Convertible Preferred Stock.  At March 31, 2013 and June 30, 2012 no shares of preferred stock were outstanding.  See Footnote 16 – Shareholders’ Equity in the Company’s Form 10-K for the year ended June 30, 2012 for additional discussion of the Company’s authorized and allocated preferred shares.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note H – Notes Payable

Notes payable at March 31, 2013 consists of a $28,000 convertible note, bearing interest at 8% and convertible into Class A Common Stock at $2.24 per share, issued to the Company’s Chief Financial Officer for additional working capital (see Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the outstanding note payable).  Notes payable at June 30, 2012 of $228,000 included the $28,000 note discussed above plus a $200,000 note assumed in the April 2012 purchase of a 160 acre parcel of Colorado land referred to as Indian Mesa.  The non-interest bearing note, due to Indian Mesa, Inc., a previous owner of the land, was paid under terms of the note in November 2012.  Due to the short term nature of the note, no interest rate was imputed.   During the nine months ended March 31, 2013 the Company accrued approximately $1,700 in interest expense related to the $28,000 note.  See Note L – Related Party Transactions for additional discussion of the note payable.

Note I - Fair Value - Contingent Payments

Fair value – contingent payments at March 31, 2013 and June 30, 2012 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	March 31,	June 30,
	2013	2012
Fair value - contingent land payment	$636,700	$625,000
Fair value - contingent purchase price	509,400	500,000
	1,146,100	1,125,000
Less current portion	(50,000)	(50,000)
Fair value - contingent payments, long-term	$1,096,100	$1,075,000

Fair value – contingent land payment of $636,700 at March 31, 2013 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the nine months ended March 31, 2013 by $11,700.

Fair value – contingent purchase price of $509,400 at March 31, 2013 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 20 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on the earlier of (i) the recovery of AES’s capital investment, or (ii) January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the nine months ended March 31, 2013 by $9,400.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note J – Fair Value - Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $410,000 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.  Although the Deer Creek water disposal facility is anticipated to remain operational for a period of up to 30 years, a present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

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

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.  During the quarter ended March 31, 2013, the Company  made an initial payment to the trust in the approximate amount of $25,300, meeting its obligation through March 31, 2013.

Note K – Commitments and Contingencies

Sale of StarTrak Systems, LLC

In May of 2011, the Company sold the operations of StarTrak Systems, LLC (“StarTrak”), a subsidiary comprising the Company’s Wireless Asset Management segment, to ORBCOMM Inc. (“ORBCOMM”).  (See Form 10-K for the year ended June 30, 2012 for a complete discussion on the sale).   The following discusses the remaining unresolved items related to the sale as of March 31, 2013:

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

ORBCOMM delivered to Alanco on August 12, 2011, a written statement of the Current Assets, Current Liabilities and Net Working Capital Amount pursuant to the terms of the Agreement reflecting a working capital adjustment in favor of ORBCOMM of approximately $700,000.  Under terms of the Agreement, Alanco submitted a “Notice of Disagreement” of the Net Working Capital Amount submitted by ORBCOMM.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  In an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties agreed to extend the resolution period to March 31, 2013 and are working to resolve the issue. The Company has recorded a reserve in excess of $100,000 for this contingent liability as of March 31, 2013. However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability. Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter. As of the filing of this Form 10-Q, the parties were reviewing the working capital calculations and no resolution had been reached.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Product Warranty Escrow - The APA required a Product Warranty Escrow account in the amount of 166,611 shares of ORBCOMM common stock be established to provide for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at March 31, 2013 and June 30, 2012 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management’s best estimate of the warranty costs at March 31, 2013 and June 30, 2012.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable and may be in excess of the 83,306 shares currently estimated by the Company.  The parties are currently in discussion with the objective of resolving the final distribution under this escrow agreement.

Legal Proceedings

The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2013, there was no such litigation pending deemed material by the Company.

Note L – Related Party Transactions

Notes payable at March 31, 2013 included a $28,000 unsecured convertible note, bearing interest at 8% issued to the Company’s Chief Financial Officer for additional working capital.   See Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the related party note.  During the nine months ended March 31, 2013, the Company accrued approximately $1,700 in interest expense related to the note and at March 31, 2013 had a total of $5,700 of accrued but unpaid interest expense.

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

The Company agreed to amend the ACC loan agreement on August 14, 2012 increasing the maximum amount available under the loan from $300,000 to $400,000.  ACC had drawn an additional $50,000 of the available line as of September 30, 2012 at which point the note balance outstanding under the agreement was $350,000.  During the quarters ended March 31, 2013 and December 31, 2012, ACC repaid $25,000 and $50,000, respectively, on the note reducing the note balance at March 31, 2013 to $275,000.  The additional availability was granted under similar terms and conditions to the original loan and was to be used to open an office in Los Angeles, CA. Alanco also received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit. See Note 9 – Investments in the Company’s Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the ACC investment. In addition to interest, the Company bills ACC for accounting services provided. At March 31, 2013, other receivables included approximately $5,200 of interest receivable related to the ACC loan receivable and $21,000 of billings related to the performance of accounting services.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note M – Subsequent Events

Subsequent to March 31, 2013, American Citizenship Center, LLC requested an additional advance of $30,000, resulting in a current note balance of $305,000 under Alanco’s commitment at March 31, 2013 of $325,000 ($400,000 line less $75,000 of required payments).

Note N - Liquidity

             During the nine months ended March 31, 2013, the Company reported a net loss ($236,600) and for fiscal year ended June 30, 2012, the Company reported a net loss of ($635,200).  During the fiscal years ending June 30, 2013 and June 30, 2014, the Company expects to meet its working capital and other cash requirements with its current operations, cash reserves and sales of marketable securities as required.  However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

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

The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, the classification and valuation of marketable securities, realization of accounts receivable trade and other, realization of notes receivable, revenue recognition, stock-based compensation, the recorded values of accruals and fair values of assets and liabilities including the Company’s contingent liabilities.

ALANCO TECHNOLOGIES, INC.

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended March 31, 2013 versus three months ended March 31, 2012

Net Revenues
Net revenues reported for the quarter ended March 31, 2013 were $92,100.  No revenues were reported for the comparable quarter of the prior fiscal year as the Company had no operating units.  Revenues continue to be inconsistent as water disposal operations remain in a startup mode and winter weather restricts water delivery.  As additional customers are expected to recognize the savings of using a local water disposal company and improved weather allows additional oil and gas production activity, we expect revenues to increase.

Cost of Sales
Cost of sales for the three months ended March 31, 2013 of $131,400 consist of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  Approximately 46% of the cost of goods sold for the quarter consisted of fixed costs such as depreciation, amortization, accretion and lease costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2013 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and depreciation expense) was $373,400, an increase of $102,600, or 37.9%, compared to $270,800 reported for the quarter ended March 31, 2012.  Corporate expenses for the current quarter was $152,200 and represented a decrease of $118,600, or 43.8%, compared to corporate expenses of $270,800 reported for the comparable quarter ended March 31, 2012.  The decrease resulted from increased allocation of corporate service cost to AES and billings for accounting services provided to ACC which totaled $9,000.  AES operating expense of $178,500 for the quarter ended March 31, 2013 relates to the new Deer Creek Water Disposal facility that initiated operations during August 2012 and represented general overhead associated with the operation.  Amortization of stock-based compensation increased to $42,700 for the quarter ended March 31, 2013, from none for the comparable quarter of the prior year.  The increase relates to options vesting in the current quarter that were granted in the fourth quarter of fiscal year 2012.

Operating Loss
Operating Loss for the quarter ended March 31, 2013 was ($412,700), an increase of $141,900, or 52.4%, compared to an Operating Loss of ($270,800) reported for the same quarter of the prior year.  The increased operating loss resulted from increased costs associated with the completion of additional water disposal capacity at Deer Creek operation and additional selling, general and administrative expenses.

Other Income and Expense
Net interest income for the quarter ended March 31, 2013 was $5,100, a reduction of $1,200 when compared to interest income of $6,300 for the quarter ended March 31, 2012.  The reduction in interest income related to a reduction in the average ACC note balance outstanding.

During the quarter ended March 31, 2013, the Company recorded net gains on sale of marketable securities of $260,500, resulting from the sale of 144,958 shares of its ORBCOMM Common Stock at an average selling price of $4.71 per share, compared to net gains on sale of marketable securities in the comparable quarter of the prior year of $321,700, resulting from the sale of 539,809 shares of ORBCOMM Common Stock at an average selling price of $3.51.

ALANCO TECHNOLOGIES, INC.

Net Income (Loss)
Net Income (Loss) Attributable to Common Shareholders for the quarter ended March 31, 2013 amounted to ($146,900), or ($.03) per share, compared to net income of $59,900, or $.01 per share, in the comparable quarter of the prior year for reasons previously discussed.

Comprehensive Income
Comprehensive Income for the current quarter represents the unrealized change in market value of the Company’s Marketable Securities held at March 31, 2013 compared to prior periods.  Comprehensive income for the quarter ended March 31, 2013 consisted of the net value of three items:  1) the quarter ending market value reclassification adjustment for gain included in Net Income of $260,500, an Unrealized Gain (Loss) on Marketable Securities, net of tax, of $353,300 resulting from an increase in the market value of the shares held at March 31, 2013 compared to the value at December 31, 2012, and;  3) the net unrealized gain on marketable securities sold during the period of $209,800.  At March 31, 2013 the Company valued 348,011 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $5.21 per share for a total value of $1,813,100.

(B)	Nine months ended March 31, 2013 versus nine months ended March 31, 2012

Net Revenues
Net revenues reported for the nine months ended March 31, 2013 were $237,400.  No revenues were reported for the comparable period of the prior fiscal year as the Company had no operating units and was effectively a holding company.  Revenues continue to fluctuate as water disposal operations remain in a startup mode and winter weather restricts water delivery.  As additional customers are expected to recognize the savings of using a local water disposal company and improved weather allows additional oil and gas production activity, we expect revenues to increase.

Cost of Sales
Cost of sales for the nine months ended March 31, 2013 of $289,900 consist of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  Approximately 45% of the cost of goods sold for the quarter consisted of fixed costs such as depreciation, amortization, and lease costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended March 31, 2013 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and depreciation expense) was $1,039,700, an increase of $227,500, or 28%, compared to $812,200 reported for the nine months ended March 31, 2012.  Corporate expenses for the nine month period was $482,500 and represented a decrease of $321,900, or 40.0%, compared to corporate expenses of $804,400 reported for the comparable period ended March 31, 2012.  The decrease resulted from increased allocation of corporate service cost to AES and billings for services provided to ACC which totaled $27,000.  AES operating expense of $446,200 for the nine months ended March 31, 2013 relates to the new Deer Creek Water Disposal facility that initiated operation during August 2012 and represented general overhead associated with the water disposal operation.  Amortization of stock-based compensation increased to $111,000 for the nine months ended March 31, 2013, compared to $7,800 for the comparable period of the prior year.  The increase relates to options vesting in the current period that were granted in fiscal year 2012.

Operating Loss
Operating Loss for the nine months ended March 31, 2013 was ($1,092,200), an increase of $280,000, or 34.5%, compared to an Operating Loss of ($812,200) reported for the same period of the prior year.  The increased operating loss resulted from increased costs associated with the completion of additional water disposal capacity at Deer Creek operation and additional selling, general and administrative expenses.

ALANCO TECHNOLOGIES, INC.

Other Income and Expense
Net interest income for the nine months ended March 31, 2013 was $17,000, an improvement of $9,900 when compared to interest income of $7,100 for the same period ended March 31, 2012.  The increase in interest income related to the ACC note outstanding and the Symbius investment.

During the nine months ended March 31, 2013, the Company recorded net gains on the sale of its Symbius investment of $86,800, and a gain of $751,500 on the sale of 747,873 shares of its ORBCOMM Common Stock at an average selling price of $3.91 per share.  During the same period of the prior year the Company reported the sale of 914,329 shares of ORBCOMM Common Stock at an average selling price of $3.30 per share resulting in a gain on sale of $360,400.

Dividends and Redemption
The Company had zero dividend expense for the nine months ended March 31, 2013 compared to $30,500 in dividend expense for the comparable period of the prior year.   The decrease resulted from the repurchase of all the Series B Convertible Preferred Stock in December 2011 resulting in a gain on redemption of $443,200 reported in the prior year.   See Note 16 – Shareholders’ Equity in Form 10-K for the year ended June 30, 2012 for additional discussion relative to the redemption of the Series B Convertible Preferred Stock.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the nine months ended March 31, 2013 amounted to ($236,600), or ($.05) per share, compared to a net loss of ($29,300), or ($.01) per share, in the comparable period of the prior year for reasons discussed above.

Comprehensive Income
Comprehensive Income for the nine months ended March 31, 2013 represents the unrealized change in market value of the Company’s Marketable Securities held at March 31, 2013 compared to June 30, 2012.  Comprehensive income for the nine months ended March 31, 2013 consisted of the net value of three items:  1) the quarter ending market value reclassification adjustment for gain included in Net Income of $751,500; 2) an Unrealized Gain (Loss) on Marketable Securities, net of tax, of $678,600 resulting from an increase in the market value of the shares held at March 31, 2013 compared to the market value at June 30, 2012, and; 3) the net unrealized gain on marketable securities sold during the period of $489,800.  At March 31, 2013 the Company valued 348,011 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $5.21 per share for a total value of $1,813,100.

Liquidity and Capital Resources

The Company’s current assets at March 31, 2013 exceeded current liabilities by $3,079,700, resulting in a current ratio of 9.9 to 1.  At June 30, 2012, current assets exceeded current liabilities by $3,473,900 reflecting a current ratio of 4.8 to 1.  The reduction in net current assets at March 31, 2013 versus June 30, 2012 was due primarily to current assets used to purchase Land, Property and Equipment.

Accounts receivable of $56,500 represents the outstanding billings at March 31, 2013 of the AES water disposal operation that initiated operations during August 2012.  Other receivables totaling $41,200 represents billings for accounting services and interest of $26,200 and a $15,000 vendor advance.

Cash used in operations for the nine months ended March 31, 2013 was ($1,350,300), an increase of ($343,800), or 34.2% compared to the ($1,006,500) reported for the same quarter of the prior year.  The increase in net cash used in operations for the nine months ended March 31, 2013 was due primarily to increases in operating losses compared to the same period of the prior year and reductions in accounts payable and accruals.

 Cash provided by investing activities for the nine months ended March 31, 2013 was $2,367,300, a decrease of $352,200 or 13.0% compared to the $2,719,500 provided for the same period of the prior year.  The decrease was primarily due to increases in the purchase of land, property, and equipment.

ALANCO TECHNOLOGIES, INC.

Cash used in financing activities for the nine months ended March 31, 2013 was ($200,000) compared to cash used in financing activities of ($474,100) for the same period of the prior year, a reduction of $274,100, or 57.8%.  The reduction was due primarily to a reduction in debt repayments of $400,000 offset by $151,200 of cash provided by exercise of stock options for the nine months ended March 31, 2012.

During the remainder of fiscal year ending June 30, 2013 and fiscal year ending June 30, 2014, the Company expects to meet its working capital and other cash requirements with its operations, current cash reserves and sales of marketable securities as required.  However, the Company may require additional working capital for future operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2013, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2013, no shares of Company stock were issued.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2013 Alanco Technologies, Inc. held its Annual Meeting of Shareholders at the Company’s offices in Scottsdale, Arizona for the purpose of considering four proposals.  The Company’s Definitive Proxy Statement, outlining details of the proposals was filed with the SEC on February 22, 2013.  The following proposals were voted upon by 3,221,583 shares, or 64.3% of the 5,010,254 shares eligible to vote, constituting a quorum.   The final voting results by proposal are listed below.

ALANCO TECHNOLOGIES, INC.

Proposals 1, 2, 3 and 4 require a majority of shares voted for approval.  The “% For” represents the affirmative votes for the proposal divided by the total number of shares voted.

(1)           ELECTION OF DIRECTORS.

Mr. Harold S. Carpenter	For:	2,595,473	Witheld:	626,110	% For:	80.6%
Mr. John A. Carlson	For:	2,586,005	Witheld:	635,578	% For:	80.3%
Mr. James T. Hecker	For:	2,596,105	Witheld:	625,479	% For:	80.6%
Mr. Robert R. Kauffman	For:	2,614,773	Witheld:	606,810	% For:	81.2%
Mr. Thomas C. LaVoy	For:	2,596,105	Witheld:	625,479	% For:	80.6%

(2)           RATIFICATION OF RE-APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLICACCOUNTING FIRM.

For:	3,199,948	Against:	18,559	Abstain:	3,076	% For:	99.3%

(3)           ADVISORY VOTE TO APPROVE EXECUTIVE COMPENSATION.

For:	2,573,623	Against:	614,937	Abstain:	33,023	% For:	79.9%

        (4)    ADVISORY VOTE ON THE FREQUENCY OF AN ADVISORY VOTE ON EXECUTIVE COMPENSATION.

1 YR:	1,067,727	2 YRS:	62,958	3 YRS:	2,058,350	Abstain:	32,548

Item 6.  EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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