Form 10-K
ALANCO TECHNOLOGIES INC
filed 2013-09-25
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer   (Do not check if a smaller reporting company)
Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
___           Yes             X           No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,539,600.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of September 16, 2013, there were 4,939,200 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Alanco Technologies, Inc. (Stock Symbol: ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or “Alanco” refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  In previous SEC filings, Alanco reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  During the fiscal years ended June 30, 2010, the Company sold its Data Storage business segment and in fiscal year ended June 30, 2011 sold the remaining RFID Technology and Wireless Asset Management business segments.  During fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, which acquired assets and completed construction of a water treatment and disposal facility, discussed below, which began receiving produced water in August 2012.

RECENT BUSINESS DEVELOPMENTS

Alanco Energy Services, Inc. - In April 2012, Alanco Energy Services, Inc. ("AES"), a subsidiary of the Company, executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO (“Deer Creek site”) and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreements included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct and operate the facilities. Subsequent to the TCO agreement, AES renegotiated an amended lease that became effective on May 1, 2012.  The terms of the amended lease requires minimum monthly lease payments plus additional rent based upon quantities of produced water received at the site. In addition, under the TCO agreement, TCO can earn additional payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent purchase price obligation), starting January 1, 2014. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.  (See notes 5 and 10 in the notes to consolidated financial statements under Item 8 to this Form 10-K for additional discussion on the transfer of the land lease and the contingent purchase price obligation incurred.)

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

AES also purchased a 160 acre site near Grand Junction, CO (“Indian Mesa site”) from Deer Creek Disposal, LLC ("DCD"), for additional expansion of the disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note which was paid on its November 15, 2012 due date.  AES has also agreed to contingent quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses, not to exceed $200,000 for any calendar quarter (contingent land payment).

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation are attained.  In an amendment to the TCO agreement, TCO agreed to provide certain administrative duties for AES and the management fee was increased to $23,000 per month.  In addition, the Company agreed to pay TCO at closing up to $85,000 and issue 40,000 shares of Common Stock of Alanco Technologies, Inc. as reimbursement for past expenses in acquiring permits and for past management services and a covenant not to compete.   The initial term of the management agreement expired in January 2013 and is continuing on a month to month basis.

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

We may not be able to finalize our business plans.   We have completed the initial acquisition of assets and developed the Deer Creek site for AES’s water treatment and disposal business.  However, the 160 acre Indian Mesa site is still in the permitting stage and cannot be developed until the requested permits for both produced water treatment and disposal and land fill/farming are acted upon.  There is no assurance that the Indian Mesa permitting process will be successfully completed or that we have the capital to fund the Indian Mesa development.

The loss of key personnel would have a negative impact on our business and future development objectives.  Our strategy is reliant on key personnel who understand businesses in which we invested.  We have certain incentives to retain key personnel, but have no assurance that such personnel will remain with the Company on a long-term basis.  The loss of the services of those key personnel could have an adverse effect on the business, operating results and financial condition of our company.

Worsening general economic conditions may negatively affect our ability to complete development and declining stock prices may negatively affect the value of our marketable securities.  Previous deterioration in general economic conditions resulted in reduced stock valuations and a decline in merger and acquisition activities.

Acts of domestic terrorism and war  impacted general economic conditions and our ability to operate profitably.  As a result of terrorist acts and resulting military actions, there has been a disruption in general economic activity.  There may be other consequences resulting from past acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, and personnel, which we may not be able to anticipate.  These terrorist acts and acts of war may continue to impact the economy, and in turn, impact our ability to consummate a business combination and may reduce the demand for the products and services produced by the resultant business, which would harm our ability to make a profit.

The Company may not have sufficient capital to meet the liquidity needs to develop assets or  otherwise pursue its business plan; and there is no assurance that additional capital can be obtained through the sale of stock or additional financing.  Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, we believe that, based on our fiscal 2014 operating plan, cash flow and additional funding sources will be adequate to meet our anticipated future requirements for working capital expenditures and scheduled lease payments for the next twelve months.  We will need to materially reduce expenses, or raise additional funds through public or private debt or equity financing, or both, if the revenue and cash flow elements of our 2014 operating plan are not met.  If we need to seek additional financing to meet working capital requirements, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our business, operating results, financial condition and ability to continue operations will be materially adversely affected.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The loss of key corporate executives may have a negative effect on our Company.  Our performance is substantially dependent on the services and performance of our executive officers and key employees.  The loss of the services of any of our executive officers or key employees could have a material adverse effect on our business, operating results and financial condition due to their extensive specific knowledge and comprehensive operating plans for the Company.  Irrespective of any business operations, our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel.

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

Changing technology related to the disposal of produced water may result in the development of more cost effective methods than the evaporation method used at the Deer Creek facility.  We do not believe a more cost effective method will be available in the near future, however, if improved methods are developed, the volume of produced water received at the Deer Creek facility and/or the price obtained per barrel may be less than anticipated and could have an adverse effect on the business, operating results and financial condition of our Company.

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

Our articles of incorporation and Arizona law may have the effect of making it more expensive or more difficult for a third party to acquire, or to acquire control of us.  Our articles of incorporation make it possible for our Board of Directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of us.  Arizona law prohibits a publicly held Arizona corporation from engaging in certain business combinations with certain persons, who acquire our securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner.  This provision has the effect of discouraging transactions not approved by our Board of Directors as required by the statute which may discourage third parties from attempting to acquire us or to acquire control of us even if the attempt would result in a premium over market price for the shares of common stock held by our stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate office was located at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, in an approximately 1,500 square foot facility.  At June 30, 2013 the facility was leased under a month to month agreement requiring payment of approximately $1,600 per month (including rental tax).  Effective August 1, 2013, the Company entered into a one year lease requiring a monthly payment of approximately $1,700 (including rental tax).   Alanco also leased office equipment with a monthly payment of approximately $200 under a lease that expired in July 2013.

In April 2012, the Company formed Alanco Energy Services, Inc. ("AES"), a new wholly owned subsidiary, and through AES executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO (known as the Deer Creek site) with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.

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

AES has also entered into a definitive agreement ("Agreement") with Deer Creek Disposal, LLC ("DCD") to acquire a 160 acre parcel of land approximately three miles from the Deer Creek site to provide additional expansion to the proposed water disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a noninterest bearing, secured, $200,000 note that was repaid within terms on November 15, 2012. AES has also agreed to potential additional quarterly contingent land payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses up to a maximum of $200,000 per quarter (contingent land payment) with a net present value at June 30, 2013 and 2012 of $641,400 and $625,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company may from time to time be involved in litigation arising from the normal course of business.  As of June 30, 2013, there was no such litigation pending deemed material by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Alanco's common stock is traded on the OTC bulletin board market under the stock symbol “ALAN”.

The following table sets forth high and low closing prices for each fiscal quarter for the last two fiscal years.  The prices are as quoted on the over the counter market.

	Fiscal 2013		Fiscal 2012
Quarter Ended	High	Low	High	Low

September 30	$0.70	$0.55	$ 2.04	$ 0.67
December 31	$0.79	$0.55	$ 1.01	$0.62
March 31	$0.74	$0.53	$ .75	$0.63
June 30	$0.67	$0.44	$ .80	$0.57

As of June 30, 2013 and 2012 Alanco had approximately 400 holders of record of its Class A Common Stock.  This does not include beneficial owners holding shares in street name.

The Company did not issue shares of Class A Common Stock during fiscal year ended June 30, 2013.

Alanco has paid no Common Stock cash dividends and has no current plans to do so.  Holders of Series B Convertible Preferred Stock received “paid in kind” dividends during fiscal year ended June 30, 2012 of 3,100 shares valued at $30,500.   During the current fiscal year the Company also repurchased 21,000 common shares for $11,000, or an average of $.52 per share.  The repurchased shares were retired prior to year end.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

During fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, Inc. (“AES”) as a wholly owned subsidiary and constructed the Deer Creek water treatment and disposal facility located near Grand Junction, CO.  The facility started to receive produced water in August 2012.  During fiscal 2013, the Company also continued the permitting process for the 160 acre site known as Indian Mesa for water treatment and disposal and a landfill/land farm operation.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning classification and valuation of investments, the estimated fair value of stock-based compensation, expense recognition, realization of deferred tax assets, accounts and notes receivable, estimated useful lives of fixed assets, the recorded values of accruals and contingencies including the ORBCOMM fuel sensor escrow and working capital adjustment liabilities, the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The SEC suggests that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, revenue recognition, the classification and valuation of marketable securities, realization of accounts and notes receivable, stock-based compensation, the recorded values of accruals and fair values of assets and liabilities including the Company’s contingent liabilities.

Results of Operations

Net Revenues
Revenues for the year ended June 30, 2013 were $390,600.  At June 30, 2012, the new water treatment facility was under construction and not generating revenues.  Revenues for fiscal 2013 were concentrated approximately 96.6% to two customers.  The Company does not anticipate a similar concentration in the coming fiscal years as it continues to develop relationships with potential customers in the region.  Revenues can be impacted by weather conditions in the winter and the prices of oil and gas which may impact drilling activities in the region and accordingly produced water deliveries.

Cost of Revenues
Cost of revenues for the year ended June 30, 2013 of $402,000 consist of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  Approximately 47% of the cost of revenues for the year consisted of fixed costs such as depreciation, amortization, accretion and lease costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended June 30, 2013 (consisting of corporate expenses, AES selling, general and administrative expense and amortization of stock-based compensation) was $1,533,300, an increase of $484,500, or 46.2%, compared to $1,048,800 reported for the year ended June 30, 2012.  Corporate expenses for the current year was $592,400 and represented a decrease of $428,800, or 42%, compared to corporate expenses of $1,021,200 reported for the comparable year ended June 30, 2012.  The decrease resulted from reduced corporate operating expense and increased allocation of corporate service cost to AES and billings for accounting services provided to ACC.  AES operating expense of $702,300 for the year ended June 30, 2013 relates to the new Deer Creek Water Disposal facility that initiated operation during August 2012 and represented general overhead associated with the operation.  Amortization of stock-based compensation increased to $238,600 for the year ended June 30, 2013, from $24,900 for the comparable prior year.  The increase relates primarily to options with immediate vesting granted in the current year.  The related value was expensed immediately upon grant.

Operating Loss
Operating Loss for the year ended June 30, 2013 was ($1,544,700), an increase of $495,900, or 47.3%, compared to an Operating Loss of ($1,048,800) reported for the prior year.  The increased operating loss resulted from increased operating costs associated with the completed Deer Creek water disposal facility and additional selling, general and administrative expenses.  Since no revenue was reported for fiscal year ended June 30, 2012, the operating losses equal the operating expenses discussed above.

Other Income and Expense
Net interest income for the year ended June 30, 2013 was $22,900, an improvement of $8,700 when compared to interest income of $14,200 for the year ended June 30, 2012.  The increase in interest income related to the ACC note outstanding and other short term investments.

During fiscal year 2013, the Company recorded net gains on the sale of its Symbius investment of $86,800, and a gain of $751,500 on the sale of 747,873 shares of its ORBCOMM Common Stock at an average selling price of $3.91 per share.  During the prior year the Company reported the sale of 993,661 shares of ORBCOMM Common Stock at an average selling price of $3.30 per share resulting in a gain on sale of $386,700.  Finally, the Company had $500 of other income during the year ended June 30, 2013 as compared to other income of $12,700 reported in the comparable period of the prior year.  Other income in fiscal 2012 was primarily the result of the distribution of marketable securities from escrow.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Net Loss
Net loss for the year ended June 30, 2013 was ($683,000), an increase of ($47,800), or 7.5%, when compared to the net loss of ($635,200) for the previous year ended June 30, 2012.  The increase in net loss was primarily due to the current year startup of AES water treatment and disposal facility offset by a $364,800 increase in gains on sale of marketable securities.

Dividends and Redemption
The Company had zero dividend expense for the year ended June 30, 2013 compared to $30,500 in dividend expense for the comparable period of the prior year.   The decrease resulted from the repurchase of all the Series B Convertible Preferred Stock in December 2011 resulting in a gain on redemption of $443,200 reported in the prior year.   See Note 16 – Shareholders’ Equity in Form 10-K for the fiscal year ended June 30, 2012 for additional discussion relative to the redemption of the Series B Convertible Preferred Stock.

Net Loss Attributable to Common Shareholders
Net Loss Attributable to Common Shareholders for the year ended June 30, 2013 amounted to ($683,000), or ($.14) per share, compared to a net loss of ($222,500), or ($.04) per share, in the prior year for reasons discussed above.

Comprehensive Income
Comprehensive Income for the year ended June 30, 2013 represents the unrealized change in market value of the Company’s Marketable Securities held at June 30, 2013 compared to June 30, 2012.  Comprehensive income for the year ended June 30, 2013 consisted of the net value of three items:  1) the reclassification adjustment for realized gains included in Net Income of $751,500; 2) an Unrealized Gain (Loss) on Marketable Securities, net of tax, of $428,000 resulting from an increase in the market value of the shares held at June 30, 2013 compared to the market value at June 30, 2012, and; 3) the net unrealized gain on marketable securities sold during the period of $489,800.  At June 30, 2013 the Company valued 348,011 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $4.49 per share for a total value of $1,562,600.

Liquidity and Capital Resources

The Company’s current assets exceeded its current liabilities by $2,526,500 at June 30, 2013, representing a current ratio of 10.3 to 1.  At June 30, 2012 the Company's current assets exceeded current liabilities by $3,473,900 and reflected a current ratio of 4.8 to 1.  The increase in current ratio at June 30, 2013 versus June 30, 2012 resulted primarily from the sale of marketable securities, proceeds of which were used to reduce accounts payable and accrued expense and notes payable, as well as invest in Land, Property and Equipment.

Net cash used in operating activities for the fiscal year ended June 30, 2013 was ($1,588,200) compared with net cash used in operating activities for the prior fiscal year of ($774,300).  The increase of $813,900 resulted primarily from an increase in net loss of $47,800, an increase in the gain on the sale of investments of $451,600, a decrease in accounts payable and accrued expenses of $635,800, an increase in a trust account of $30,000 offset by increases in amortization and depreciation of $144,400 and stock compensation of $213,700.

Consolidated receivables at June 30, 2013 were $42,400 compared to receivables at June 30, 2012 of $16,800.  The receivables at June 30, 2013 relate to $9,600 of trade receivables for AES plus $32,800 of receivables from ACC.  The receivable at June 30, 2012 related to ACC.

Net cash provided by investing activities during the current year was $2,239,300, an increase of $1,280,200 compared to net cash provided by investing activities in the prior year of $959,100.   The increase was due primarily to proceeds received for the sale of the Company’s investment in Symbius and repayments of Symbius and ACC notes receivable, combined with a reduction in expenditures of approximately $794,400 for the purchase of land, property and equipment as compared to the prior year.

Net cash used in financing activities during the fiscal year ended June 30, 2013 amounted to ($239,000), a decrease of $444,700 compared to net cash used in financing activities of ($683,700) for the fiscal year ended June 30, 2012.  The decrease is primarily due to a reduction in net repayment of borrowings.

At June 30, 2013, the Company reported Marketable Securities – Restricted that consisted of 348,011 shares of ORBCOMM Inc. (NASDAQ: ORBC) Common Stock, valued at approximately $1.6 million.  The shares were received as part of the Company’s sale of its StarTrak Systems, LLC subsidiary in May 2011.  Our agreement with ORBCOMM prevents us from liquidating the ORBCOMM stock at a rate in excess of 279,600 shares per month.  Also, we anticipate selling such stock over a period of time to maximize our return.  As long as the ORBCOMM Common Stock constitutes a substantial portion of our assets, fluctuations in the market price of such stock may significantly affect our value.  See Note 4 – Marketable Securities – Restricted to the consolidated financial statements for additional discussion on the ORBCOMM investment.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

    The Company has made a significant investment through June 30, 2013 in Alanco Energy Services, Inc. investing approximately $1.4 million in land and $3.1 million in evaporation ponds and equipment for the Deer Creek water disposal site.  The Company plans on continuing its sale of ORBCOMM stock discussed above to fund the additional investments.

The Company has a note receivable from American Citizenship Center, LLC (“ACC”), a related party, established to provide ACC working capital.  As of June 30, 2013, the note has an outstanding balance of $375,000 drawn on a $400,000 credit line.  The note is secured by all assets of ACC and bears interest at the rate of 7.5% per annum.  An additional $25,000 was drawn subsequent to June 30, 2013 resulting in ACC reaching the $400,000 maximum under the agreement.  Under the agreement and amendments thereto, the Company was issued a total of 300,000 warrants to purchase membership units of ACC at an exercise price of $1.25 per unit.  The expiration date of the warrants are August 31, 2016 and the value of said warrants is considered immaterial at both June 30, 2013 and 2012 due to the startup nature of ACC and the significant premium (39%) over the exercise price compared to the most recent membership unit sales.  Therefore, no value has been recorded for these warrants.

Although management cannot assure that any future acquisitions will be completed, or that it will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, projected cash flows from operations, and working capital will provide adequate capital resources to maintain operations as they currently exist for the next year.  If additional working capital is required during fiscal 2014 due to an acquisition or merger and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11
Consolidated Balance Sheets As of June 30, 2013 and 2012. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
Consolidated Statements of Operations For the Years Ended June 30, 2013 and 2012. . . . . . . . . . . . . . . . . . . . . .	13
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended June 30, 2013 and 2012. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended June 30, 2013 and 2012. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
Consolidated Statements of Cash Flows For the Years Ended June 30, 2013 and 2012 . . . . . . . . . . . . . . . . . . . . .	16
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

Note 1 - Nature of Operations and Significant Accounting Policies
Note 2 - Stock-Based Compensation
Note 3 - Notes Receivable
Note 4 - Marketable Securities - Restricted
Note 5 - Alanco Energy Services
Note 6 - Sale of Operating Segments
Note 7 - Land, Property and Equipment
Note 8 - Investments
Note 9 - Notes Payable
Note 10 - Fair Value - Contingent Payments
Note 11 - Fair Value - Asset Retirement Obligations
Note 12 - Income Taxes
Note 13 - Related Party Transactions
Note 14 - Commitments and Contingencies
Note 15 - Shareholders' Equity
Note 16 - Retirement Plan
Note 17 - Selected Consolidated Quarterly Financial Data
Note 18 - Subsequent Events

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2013 and 2012 and the results of its operations, comprehensive income (loss), changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
September 25, 2013

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

ASSETS	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$696,400	$284,300
Accounts receivable - trade	9,600	-
Other receivables	32,800	16,800
Notes receivable, current	375,000	250,000
Marketable securities - restricted	1,562,600	3,572,600
Investment in Symbius, at cost	-	162,100
Prepaid expenses and other current assets	121,000	97,100
Total current assets	2,797,400	4,382,900

LAND, PROPERTY AND EQUIPMENT, NET	4,339,900	3,524,600

OTHER ASSETS
Notes receivable, long-term	-	150,000
Trust account - asset retirement obligation	30,000	-
Prepaid royalties, long-term	50,000	50,000
TOTAL ASSETS	$7,217,300	$8,107,500

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$220,900	$631,000
Contingent payments, current	50,000	50,000
Notes payable	-	228,000
Total current liabilities	270,900	909,000

LONG-TERM LIABILITIES
Contingent payments, long-term	1,104,600	1,075,000
Asset retirement obligation, long-term	417,400	410,000
TOTAL LIABILITIES	1,792,900	2,394,000

SHAREHOLDERS' EQUITY
Preferred Stock	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,989,300 and 5,010,300 shares issued
and outstanding at June 30, 2013 and 2012, respectively	109,121,200	108,893,600
Class B - 25,000,000 no par shares authorized and none issued and outstanding	-	-
Accumulated Other Comprehensive Income	549,900	383,600
Accumulated Deficit	(104,246,700)	(103,563,700)
Total shareholders' equity	5,424,400	5,713,500

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,217,300	$8,107,500

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2013	2012
NET REVENUES	$390,600	$-

Cost of revenues	(402,000)	-

GROSS PROFIT (LOSS)	(11,400)	-

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Corporate expenses	592,400	1,021,200
Alanco Energy Services	702,300	2,700
Amortization of stock-based compensation	238,600	24,900
	1,533,300	1,048,800

OPERATING LOSS	(1,544,700)	(1,048,800)

OTHER INCOME & EXPENSES
Interest income (expense), net	22,900	14,200
Gain on sale of Symbius investment	86,800	-
Gain on sale of marketable securities	751,500	386,700
Other income (expense), net	500	12,700
NET LOSS	(683,000)	(635,200)
Preferred stock dividends	-	(30,500)
Gain on redemption of Series B Preferred Stock	-	443,200
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(683,000)	$(222,500)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net loss	$(0.14)	$(0.13)
Preferred stock dividends	$-	$(0.01)
Gain on redemption of Series B Preferred Stock	-	0.09
Net loss attributable to common shareholders	$(0.14)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,009,000	4,980,100

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30,

	2013	2012

Net Loss	$(683,000)	$(635,200)

Reclassification adjustment for realized gains included in net loss	(751,500)	(386,700)

Net unrealized gain on marketable securities held at June 30,	428,000	142,500

Net unrealized gain on marketable securities sold during the year	489,800	161,300

Comprehensive Income (Loss)	$(516,700)	$(718,100)

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME (LOSS)	DEFICIT	TOTAL
Balances, June 30, 2011	4,874,100	$108,696,500	-	$-	$466,500	$(103,341,200)	$5,821,800
Value of stock-based compensation	-	24,900	-	-	-	-	24,900
Shares issued for exercise of options	100,800	151,200	-	-	-	-	151,200
Shares issued for services	39,600	26,500	-	-	-	-	26,500
Shares issued for asset acquisition	40,000	28,800	-	-	-	-	28,800
Preferred dividend, Series B, paid in kind	-	-	-	-	-	(30,500)	(30,500)
Gain on redemption of Series B Preferred Stock	-	-	-	-	-	443,200	443,200
NASDAQ fee	-	(4,000)	-	-	-	-	(4,000)
Shares of Alanco common stock repurchased	-	-	44,200	30,300	-	-	30,300
Treasury shares retired	(44,200)	(30,300)	(44,200)	(30,300)	-	-	(60,600)
Unrealized loss on marketable securities, net of tax	-	-	-	-	(82,900)	-	(82,900)
Net loss	-	-	-	-	-	(635,200)	(635,200)
Balances, June 30, 2012	5,010,300	$108,893,600	-	$-	$383,600	$(103,563,700)	$5,713,500
Value of stock-based compensation	-	238,600	-	-	-	-	238,600
Shares of Alanco common stock repurchased	-	-	21,000	11,000	-	-	11,000
Treasury shares retired	(21,000)	(11,000)	(21,000)	(11,000)	-	-	(22,000)
Unrealized gain on marketable securities, net of tax	-	-	-	-	166,300	-	166,300
Net loss	-	-	-	-	-	(683,000)	(683,000)
Balance, June 30, 2013	4,989,300	$109,121,200	-	$-	$549,900	$(104,246,700)	$5,424,400

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(683,000)	$(635,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,100	2,700
Accretion expense	37,000	-
Gain on sale of Symbius investment	(86,800)	-
Gain on sale of marketable securities	(751,500)	(386,700)
Stock issued for services	-	26,500
Stock-based compensation	238,600	24,900
Distribution of marketable securities from escrow	-	(9,700)
Changes in operating assets and liabilities:
Accounts receivable	(9,600)	-
Other receivables	(16,000)	85,100
Prepaid expenses and other current assets	(23,900)	(57,600)
Trust account - asset retirement obligation	(30,000)	-
Accounts payable and accrued expenses	(410,100)	225,700
Other assets	-	(50,000)
Net cash used in operating activities	(1,588,200)	(774,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	(150,000)	(300,000)
Issuance of note receivable to Symbius Financial, Inc.	-	(100,000)
Investment in Symbius Financial, Inc.	-	(162,100)
Proceeds from repayment of Symbius and ACC notes	175,000	-
Purchase of land, property and equipment	(962,400)	(1,756,800)
Proceeds from sale of marketable securities	2,927,800	3,278,000
Proceeds from sale of Symbius investment, net of legal expenses	248,900	-
Net cash provided by investing activities	2,239,300	959,100

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on borrowings	(228,000)	(800,000)
Proceeds from exercise of stock options	-	151,200
Purchase of treasury shares	(11,000)	(30,300)
Other	-	(4,600)
Net cash used in financing activities	(239,000)	(683,700)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	412,100	(498,900)

CASH AND CASH EQUIVALENTS, beginning of period	284,300	783,200

CASH AND CASH EQUIVALENTS, end of period	$696,400	$284,300

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2013	2012
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Net cash paid during the period for interest	$6,300	$-
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$166,300	$(82,900)
Value of stock-based compensation	$238,600	$24,900
Value of shares issued in payment of interest and services	$-	$26,500
Series B preferred stock dividend, paid in kind	$-	$30,500
Gain on redemption of Series B Preferred Stock, net of legal fees	$-	$443,200
Marketable securities paid for services	$-	$100,000
Settlement of Series B Preferred Stock for a note payable	$-	$800,000
Distribution of marketable securities from escrow	$-	$9,700
Assumption of note in land purchase	$-	$200,000
Fair value - contingent payments	$-	$1,125,000
Asset retirement cost accrual	$-	$410,000
Issuance of common stock for asset acquisition	$-	$28,800

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Alanco Technologies, Inc. (Stock Symbol: ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or “Alanco” refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  During the fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, Inc. (“AES”), which was in the process of permitting and constructing a water disposal facility near Grand Junction, CO to receive produced water generated as a byproduct from oil and natural gas production in Western Colorado.  The new facility started to receive produced water in August 2012.  See Note 5 - Alanco Energy Services for discussion of AES transactions.

Principles of Consolidation – These consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (GAAP).  The consolidated financial statements for the years ended June 30, 2013 and 2012 include, where appropriate, the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco Energy Services, Inc. and StarTrak Systems, LLC (“StarTrak”) (collectively, the “Company”).  Alanco is an Arizona corporation; Alanco Energy Services, Inc. is a Colorado corporation and StarTrak Systems, LLC is a Delaware LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents - The Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition – The Company operates the Deer Creek water disposal facility near Grand Junction, CO and bills customers (primarily in the oil and gas industry) for produced water received.  The Company recognizes revenue generally at the time the produced water is received at the Deer Creek facility, filtered and billed.  Revenue is generally recognized when all the following have been met:

•	Persuasive evidence of an arrangement exists;
•	The service has been performed;
•	The customer’s fee is deemed to be determinable and free of contingencies or significant uncertainties; and
•	Collectability is probable.

Accounts Receivable - Trade and Other – The Company provides for potentially uncollectible trade accounts receivable and other receivables by use of the allowance method.  An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding, the Company’s prior history and the customer’s credit worthiness.  The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  The Company does not typically accrue interest or fees on past due amounts and the receivables are generally unsecured. There were no provisions for uncollectible trade accounts receivable or other receivables at June 30, 2013 and 2012.

Notes Receivable – The Company provides for potentially uncollectible notes receivable by use of the allowance method.  An allowance for uncollectible notes receivable is provided based upon a review of the individual notes outstanding and the Company’s prior history of uncollectible accounts and the note holder’s credit worthiness.  The Company charges off uncollectible notes receivable when all reasonable collection efforts have been exhausted.  Interest income from notes receivable is recognized when earned.  There were no provisions for uncollectible notes receivable at June 30, 2013 and 2012.

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

Fair Value of Assets and Liabilities – The estimated fair values for assets and liabilities are determined at discrete points in time based on relevant information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs, other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.  These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, prepaid expenses, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature and borrowing rates currently available to the Company for loans with similar terms and maturities.

The following are the classes of assets and liabilities measured at fair value on a recurring basis at June 30, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2013
Marketable Securities - Restricted	$-	$1,562,600	$-	$1,562,600

Asset Retirement Obligation	-	-	417,400	417,400

Contigent Land Payment	-	-	641,400	641,400

Contingent Purchase Price	-	-	513,200	513,200
	$-	$1,562,600	$1,572,000	$3,134,600

Fair Value of Marketable Securities - Restricted – The estimated fair values of Marketable Securities - Restricted are determined at discrete points in time based on relevant market information.  The Marketable Securities – Restricted is comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the total shares received) per month.  This sales restriction is why the fair value measurement at June 30, 2013 of the Company’s investment ORBCOMM’s Common Stock is based on quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Asset Retirement Obligation – The Deer Creek asset retirement obligation is the estimated cost to close the Deer Creek facility under terms of the lease, meeting environmental and State of Colorado regulatory requirements.  The estimate is determined at discrete points in time based upon significant unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  Management’s estimate of the asset retirement obligation is based upon a cost estimate developed by a consultant knowledgeable of government closure requirements and costs incurred at similar water disposal facility operations.  The process used was to identify each activity in the closure process, obtain vendor estimated costs, in current dollars, to perform the closure activity and accumulating the various vendor estimates to determine the asset retirement obligation.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.  The lack of an active market to validate the estimated asset retirement obligation results in the fair value of asset retirement obligation to be a Level 3 fair value measurement.  ASC Topic 410-20: Asset Retirement Obligations requires the Company to review the asset retirement obligation on a recurring basis and record changes in the period incurred.

Fair Value of Contingent Payments – The contingent land payment and contingent purchase price liabilities are also determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  In calculating the estimate of fair value for both of the contingent payments, management completed an estimate of the present value of each identified contingent liability based upon projected income, cash flows and capital expenditures for the Deer Creek facility developed under plans currently approved by the Company’s board of directors.  Different assumptions relative to the expansion or alternative uses of the Deer Creek and Indian Mesa facilities could result in significantly different valuations.  The projected payments have been discounted at a rate of 3% per annum to determine net present value.  The lack of an active market to validate the estimated contingent land and purchase price liabilities results in the fair value of the contingent land and purchase price liabilities to be a Level 3 fair value measurement.  ASC Topic 820: Fair Value Measurement requires the Company to review the contingent land and purchase price liabilities on a recurring basis and record changes in the period incurred.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities.  The fair value of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities.

Land, Property and Equipment – Land, Property and Equipment are stated at cost.  Depreciation is computed over the estimated useful lives of the assets using the straight-line method, generally over a 3 to 20-year period.  Currently all office furniture and equipment are being depreciated over 3 years; production equipment over 7-10 years; and the water disposal facility over 15 to 20 years including 15 years for the evaporation pond liners and 20 years for the pond construction costs.  Expenditures for ordinary maintenance and repairs are charged to expense as incurred while betterments or renewals are capitalized. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

Trust Account – Asset Retirement Obligation – The Company is required to make quarterly payments to a trust account for the closure costs of the Deer Creek facility.  The Company reflects the gross amount of the trust as an asset and the gross amount of the estimated closure cost as a liability.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

The Company makes significant estimates and assumptions concerning the classification and valuation of investments, the estimated fair value of stock-based compensation, expense recognition, realization of deferred tax assets, accounts and notes receivable, estimated useful lives of fixed assets, the recorded values of accruals and contingencies including the ORBCOMM fuel sensor escrow and working capital adjustment liabilities, the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Impairment of Intangibles and Other Long-Lived Assets - The Company’s policy is to perform an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.  No impairment charge was recorded in fiscal years ended June 30, 2013 or 2012.

Income (Loss) Per Share - The income (loss) per share (“EPS”) is presented in accordance with the provisions of the ASC.  Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and Diluted EPS were the same for fiscal 2013 and 2012, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).  Stock options representing 1,084,100 shares of Class A Common Stock were outstanding at June 30, 2013 with exercise prices ranging between $.50 and $1.50. The weighted average exercise price for all outstanding options was $0.67.  Stock warrants representing 95,100 Class A Common Shares were outstanding at June 30, 2013 with an exercise price of $2.64.  The weighted average exercise price was $2.64.

Stock options representing 674,100 shares of Class A Common Stock were outstanding at June 30, 2012 with exercise prices ranging between $.75 and $2.00.  The weighted average exercise price for all outstanding options was $.80.  Stock warrants representing 150,400 Class A Common Shares were outstanding at June 30, 2012 with exercise prices ranging between $2.64 and $14.00.  The weighted average exercise price was $6.24.

Stock Options Plans - The Company has stock-based compensation plans.  The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

The Company estimates the fair value of stock-based awards using the Black-Scholes valuation model.  Assumptions used to estimate compensation expense are determined as follows:

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of Credit Risks - The Company invests its excess cash in short term bank investments that in some cases exceeds the maximum FDIC insurance amount.  At June 30, 2013 and 2012, deposits in excess of FDIC insured limits amounted to $487,700 and nil, respectively.  The Company currently has a substantial amount of its assets invested in ORBCOMM Common Stock, received as partial consideration in the sale of the

Wireless Asset Management segment during fiscal 2011.  Although the Company performed due diligence during the negotiations with ORBCOMM and believes that ORBCOMM Common Stock is a good investment, no assurance can be made that the stock will maintain its value.  See Note 4 - Marketable Securities - Restricted for additional discussion of the investment.  At June 30, 2013, the notes receivable balance of $375,000 consisted of a note from American Citizenship Center, LLC (“ACC”).  The note is secured, however there is no assurance the amounts will be repaid when due or if ever.  See Note 3 – Notes Receivable and Note 8 – Investments for additional discussions of the notes receivable at June 30, 2013.  Approximately 96.6% of AES revenues were generated by two customers and all amounts billed to those customers were paid in full as of June 30, 2013.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended June 30, 2013 that are of significance, or potential significance, to us.

2.         STOCK-BASED COMPENSATION

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on date of grant.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

            Assumptions for awards of options granted during the years ended June 30, 2013 and 2012 were:

	Awards Granted in the Years Ended
Assumption	June 30, 2013	June 30, 2012
Dividend yield	0%	0%
Expected volatility	62%	62%
Weighted-average volatility	62%	62%
Risk-free interest rate	2%	2%
Expected life of options (in years)	2.5	3.75
Weighted average grant-date Black Scholes calculated fair value	$0.20	$0.31

The following table summarizes the Company’s stock option activity during fiscal year 2013:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
	Number of	Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2012	674,100	$0.80	4.58	$217,100	$-
Granted	425,000	0.50	5.00	84,800	-
Exercised	-	-	-	-	-
Forfeited, expired or cancelled	(15,000)	1.83	-	(5,800)	-
Outstanding June 30, 2013	1,084,100	$0.67	4.18	$296,100	$-
Exercisable June 30, 2013	1,084,100	$0.67	4.18	$296,100	$-

(1) Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of June 30, 2013, for those awards that have an exercise price currently below the closing price as of June 30, 2013 of $0.44.
(3) Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

The Black Scholes value of the 425,000 options granted during the fiscal year ended June 30, 2013 was $84,800 of which all has been recognized as the options vested immediately upon grant.  As of June 30, 2013, the Company has no unrecognized stock-based compensation expense.  Also expensed during fiscal 2013, was $153,800 of Black Scholes value related to the vesting during the year of 571,500 options granted in fiscal 2012.

As of June 30, 2013, the Company had 95,100 warrants outstanding with a weighted average exercise price of $2.64.  The outstanding warrants expired on July 9, 2013.  The following table summarizes the Company’s warrant activity during the year ended June 30, 2013:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2012	150,400	$6.24
Granted	-	-
Exercised	-	-
Canceled/Expired	(55,300)	12.44
Warrants Outstanding, June 30, 2013	95,100	$2.64

3.        NOTES RECEIVABLE

Notes receivable at June 30, 2013 and 2012 consist of the following:

	2013	2012
Note receivable - ACC	$375,000	$300,000
Note receivable - Symbius	-	100,000
Notes receivable	375,000	400,000
Less long-term	-	(150,000)
Notes receivable - current	$375,000	$250,000

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note receivable - ACC represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The $375,000 balance represents the outstanding amount drawn on a $400,000 credit line at June 30, 2013. The note is secured by all assets of ACC and bears interest at the rate of 7.5% per annum.  An additional $25,000 was drawn subsequent to June 30, 2013 resulting in ACC reaching the $400,000 maximum under the agreement.  ACC must make payments on the note to reduce its outstanding balance to at least $300,000 as of December 31, 2013.  The outstanding principal balance shall be reduced to at least $100,000 on or before March 31, 2014 with the remaining unpaid balance of the note due by June 30, 2014.  See Note 8 - Investments for additional discussion on the Company’s investment in ACC.

Note receivable – Symbius at June 30, 2012 represents an amount due from Symbius Financial, Inc. (“Symbius”) under an agreement whereby the Company agreed to provide a secured line of credit up to $250,000, secured by all Symbius assets and accruing interest at 7.5%.  During the fiscal year ended June 30, 2013, Symbius repaid the outstanding balance under the line of credit agreement.  See Note 8 – Investments for additional discussion on the Company’s investment in Symbius.

4.      MARKETABLE SECURITIES – RESTRICTED

At June 30, 2013, the Company had Marketable Securities - Restricted in the amount of $1,562,600 representing the June 30, 2013 market value ($4.49 per share) of 348,011 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 2011 sale of StarTrak assets.  The number of shares is net of an estimated 83,306 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreements more fully discussed in Note 6 – Sale of Operating Segments.  The net cost basis of the estimated 83,306 shares at June 30, 2013 and 2012 is $2.91 per share or $242,400.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however under the terms of the Agreement, the Company is limited to selling up to 279,600 shares (12 ½% of the shares received) monthly.  The Company has classified these securities as available-for-sale at June 30, 2013 and 2012. The fair value measurement at June 30, 2013 and 2012 is based upon quoted prices from similar assets in active markets and thus represents a Level 2 fair value measurement.  The restriction discussed above is why ORBCOMM’s Common Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $3.26 per share at June 30, 2012 to $4.49 per share at June 30, 2013, the Company recorded an unrealized gain on marketable securities held at June 30, 2013 (presented in the Consolidated Statements of Comprehensive Income (Loss)), of $428,000 and an unrealized gain on marketable securities sold during fiscal 2013 of $489,800, offset by an adjustment for unrealized gains previously recorded related to securities sold during the period.  The actual gain or loss of securities sold is reported in the Statement of Operations.  At June 30, 2013 and 2012, the Accumulated Other Comprehensive Income of $549,900 and $383,600, respectively, net of tax of nil, was presented in the Shareholders’ Equity section of the Consolidated Balance Sheets.

The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value. The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review. If it is determined that an other-than-temporary decline exists, the Company writes down the investment to its market value and records the related impairment as an investment loss in its Statement of Operations. As of close of market on September 13, 2013, the per share value of the ORBCOMM Common Stock was $5.00, $2.09 per share above the cost basis of $2.91 per share and above the June 30, 2013 valuation of $4.49 per share as presented on the attached balance sheet. There was no impairment as of the date of this report and no impairment related to an other-than-temporary decline was recorded during the years ended June 30, 2013 and 2012.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the fiscal year ended June 30, 2013, the Company sold a total of 747,873 shares of ORBCOMM, Inc. Common Stock for total proceeds of $2,927,800, and an average selling price of approximately $3.91 per share, resulting in realized gains totaling $751,500.

The following table summarizes the activities related to investment in Marketable Securities for the year ended June 30, 2013.

Marketable Securities

		Cost Basis			Accumulated
	Net	at $2.91	Market Value		Unrealized
	Shares	Per Share	Per Share	Total Value	Gain	(Loss)

June 30, 2012	1,095,884	$3,189,000	$3.26	$3,572,600	$383,600	$-

Shares sold	(402,888)	(1,172,400)

September 30, 2012	692,996	2,016,600	3.74	2,591,800	575,200	-

Shares sold	(200,027)	(582,100)

December 31, 2012	492,969	1,434,500	3.92	1,932,400	497,900	-

Shares sold	(144,958)	(421,800)

March 31, 2013	348,011	1,012,700	5.21	1,813,100	800,400	-

Shares sold	-	-

June 30, 2013	348,011	$1,012,700	$4.49	$1,562,600	$549,900	$-

5.     ALANCO ENERGY SERVICES

During fiscal 2012, the Company formed Alanco Energy Services, Inc. (“AES”), a wholly owned subsidiary, and in April 2012 executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.  The lease terms payable to the landlord include a minimum monthly lease payment of $100 per acre ($2,400 per month) during the initial ten year term of the lease, plus approximately $.25 per barrel of produced water received at the site.  The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of  landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord discussed above.  AES recorded the $100,000 payment as prepaid royalties.

TCO can also earn deferred purchase price payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent deferred payment), approximately the initial term of the lease. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.  See Note 10 - Fair Value - Contingent Payments for additional discussion of the contingent deferred payment.

During April 2012, AES also entered into a definitive agreement with Deer Creek Disposal, LLC ("DCD") whereby AES acquired a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water treatment and disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due November 15, 2012, which was repaid upon maturity. AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter (contingent land payment).  See Note 10 – Fair Value - Contingent Payments for additional discussion of the contingent land payment.  The land, known as Indian Mesa, is currently undeveloped as the Company is in the permitting process.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related to the treatment and disposal facilities, AES also entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits are attained.  In an amendment to the TCO agreement, TCO agreed to provide certain administrative duties for AES and the management fee was increased to $23,000 per month.  In addition, the Company agreed to pay TCO, at closing, up to $85,000 and issue 40,000 shares of Common Stock of Alanco Technologies, Inc. as reimbursement for past expenses and efforts in acquiring permits and for past management services and a covenant not to compete.  The initial term of the management agreement expired in January 2013 and is continuing on a month to month basis.

6.        SALE OF OPERATING SEGMENT

Sale of StarTrak Systems, LLC Operations – Wireless Asset Management segment

The assets of StarTrak Systems, LLC (“StarTrak”), a subsidiary comprising the Company’s Wireless Asset Management segment, were sold to ORBCOMM Inc. (“ORBCOMM”) effective in May 2011.  The transaction was structured as an asset purchase whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.  (The Asset Purchase Agreement was included in the definitive proxy statement filed on April 11, 2011.)  The transaction was considered the sale of substantially all of the assets of Alanco and accordingly required shareholder approval.  The proposal was approved by shareholders at the annual shareholders meeting held on May 10, 2011 and the transaction closing date was May 16, 2011.

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

4.	Delivery to Alanco of 500,000 shares of Series E Convertible Preferred Stock of Alanco having a face value amount of $2,250,000;
5.	Delivery to Alanco of 1,212,748 shares of Alanco Class A Common Stock with a closing value of $1.03 per share;
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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The second escrow account in the amount of 166,611 shares of ORBCOMM common stock, established under item 7 above, provides for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000 (“fuel sensor escrow”).  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the required shares to ORBCOMM, if any, from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at June 30, 2013 and 2012 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  Based on information we have received to date from ORBCOMM in support of their claims, we believe the amount of the reserve is likely to be in excess of any liability owed, however, no adjustment of the reserve has been made to date, pending final outcome of our negotiations. Resolution of the final distribution under this escrow agreement cannot occur until the measurement period warranty costs have been analyzed and the actual obligations under escrow agreement determined.

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

ORBCOMM delivered to Alanco on August 12, 2011, a written statement of the Current Assets, Current Liabilities and Net Working Capital Amount pursuant to the terms of the Agreement reflecting a working capital adjustment in favor of ORBCOMM of approximately $700,000.  Under terms of the Agreement, Alanco submitted a “Notice of Disagreement” of the Net Working Capital Amount submitted by ORBCOMM.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  In an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties mutually agreed to extend the resolution period and are working to resolve the issue.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of June 30, 2013.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter.  As of the filing of this Form 10-K, the parties were continuing discussions related to the fuel sensor escrow and the working capital adjustment.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.        LAND, PROPERTY AND EQUIPMENT

At June 30, 2013 and 2012, Land, Property and Equipment consist of the following:

	2013	2012
Office furniture and equipment	$51,300	$48,700
Water Disposal facility	2,707,700	-
Production equipment	207,800	79,500
	2,966,800	128,200
Less accumulated depreciation	(190,200)	(43,100)
Land and improvements	1,429,900	1,383,400
Construction in progress	133,400	2,056,100
Net book value	$4,339,900	$3,524,600

Land and improvements at June 30, 2013 represent costs related to the acquisition and permitting of 160 acres known as Indian Mesa.  Costs include the initial payment at closing of $500,000, a $200,000 assumed notes payable due November 2012, $625,000 present value of future contingent land payments, $92,600 in permit costs and $12,300 in legal expenses.

Water Disposal facility assets at June 30, 2013 consist of $1,797,700 in costs related to the construction and permitting of the evaporation ponds, $410,000 in asset retirement costs and $500,000 for fair value of contingent liabilities. Production equipment at June 30, 2013 of $207,800 represents the cost of equipment required to support the Deer Creek facility.

Construction in progress at June 30, 2013 consists of $133,400 in drilling and permitting costs incurred to date for an injection well located on the Deer Creek property.  The Company is currently in discussion with the United States Environmental Protection Agency to obtain required permits for limited water injection for additional testing and geological studies.  Construction in progress at June 30, 2012 was $2,056,100 which included $993,500 in construction costs, $410,000 in asset retirement obligations, $152,600 in permit costs and a $500,000 liability for contingent payments of which $1,922,700 was reclassified to the Water Disposal facility during fiscal 2013.

Related depreciation expense for the years ended June 30, 2013 and 2012, was $147,100 and $2,700, respectively.

8.        INVESTMENTS

American Citizenship Center, LLC

On January 6, 2012, the Company agreed to provide a $300,000 working capital loan to American Citizenship Center, LLC (“ACC”), a related party company that provides 1) proprietary, automated on-line assistance for eligible immigrants to prepare for and obtain US citizenship; and 2) assistance in preparing and filing for Deferred Action for Undocumented Youth under a new policy developed by the Department of Homeland Security designed to allow certain people who did not intentionally violate immigration law to continue to live and work in the United States.  The Company received a $300,000 Note and a two year warrant to purchase 240,000 membership units (currently would equate to approximately 20% ownership) of ACC at an exercise price of $1.25 per unit.  The Note accrues interest at 7.5% (paid quarterly) on the outstanding balance, was payable in monthly installments of $75,000 commencing on March 31, 2013 and continuing until paid in full, provides for Alanco to have board of director representation and is secured by all assets and properties of ACC.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal year ended June 30, 2013, Alanco agreed to amend the loan agreement increasing the maximum amount available under the loan to $400,000.  The additional availability was granted under similar terms and conditions to the original agreement and was used by ACC to open an office in Los Angeles, CA.  Under the amended promissory note, the outstanding principal shall be reduced to at least $300,000 on or before December 31, 2013 and $100,000 on or before March 31, 2014.  The remaining balance shall be due in full on or before June 30, 2014.  In consideration of the loan amendment, Alanco received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit and the expiration date for all warrants issued to Alanco was extended to August 31, 2016.  The Company considered the value of the ACC warrants to be immaterial at both June 30, 2013 and 2012 due to the startup nature of ACC and the significant premium (39%) over the exercise price compared to the most recent membership unit sales.  Therefore, no value has been recorded for these warrants.  At June 30, 2013 and 2012, ACC had outstanding note balances under Alanco’s commitment of $375,000 and $300,000 respectively.

At June 30, 2013, the Company also had unpaid receivables from ACC in the amount of $32,800, consisting of $27,000 in billings for accounting services and $5,800 representing one quarter of interest.  Subsequent to year end ACC made payments bringing these balances current.  At both June 30, 2013 and 2012, Mr. Robert Kauffman, CEO of Alanco, was a personal investor in the membership units and owned approximately 10% of ACC.

9.         NOTES PAYABLE

During fiscal year ended June 30, 2013, the Company repaid all outstanding notes payable.  Notes payable as of June 30, 2012 consist of the following:

2012
Note payable - Land	$200,000
Note payable - Other, related party	28,000
Notes payable	228,000
Less current portion	(228,000)
Notes payable - long-term	$-

Note payable – Land at June 30, 2012 consisted of a $200,000 note assumed in the April 2012 purchase of a 160 acre parcel of Colorado land referred to as Indian Mesa.  The note, due to Indian Mesa, Inc., a previous owner of the land, is secured by the land, is non-interest bearing, and was due on November 15, 2012.  Due to the short term nature of the note, no interest rate was imputed.   The note was repaid on the scheduled due date.

Note payable – Other, related party, at June 30, 2012, represents an unsecured convertible note due to the Company’s Chief Financial Officer.  The note was a 10 day demand note in the amount of $28,000, bearing interest at 8% per annum, issued for additional working capital.  The note was convertible into Class A Common Stock at $2.24 per share.  Related interest expense for fiscal 2013 and 2012 was $2,300 and $1,700, respectively.  The note and accrued interest were paid in full prior to June 30, 2013.  See Note 13 – Related Party Transactions for additional information.

10.      FAIR VALUE - CONTINGENT PAYMENTS

Fair value – contingent payments at June 30, 2013 and 2012 relate to AES transactions required for the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2013	2012
Fair value - contingent land payment	$641,400	$625,000
Fair value - contingent purchase price	513,200	500,000
	1,154,600	1,125,000
Less current portion	(50,000)	(50,000)
Fair value - contingent payments, long-term	$1,104,600	$1,075,000

Fair value – contingent land payment represents the net present value of $800,000 of contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter and $800,000 cumulative) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

Fair value – contingent purchase price of $500,000 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 24 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on the earlier of (i) the recovery of AES’s capital investment, or (ii) January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  The significant unobservable inputs used in the fair value measurement of the Company fair value calculation for both the contingent land payment and contingent purchase price are the probability of the contingent payments being realized, the timing of when the payments are paid and the discount rate applied.  Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

11.     FAIR VALUE – ASSET RETIREMENT OBLIGATIONS

The Company has recognized estimated asset retirement obligations (closure cost) at June 30, 2012 of $410,000 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was, subsequent to June 30, 2012, approved by the State of Colorado.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

The Company reviews the contingent asset retirement obligation on a recurring basis and records changes in the period incurred.   At June 30, 2013, the estimated closure costs were again reviewed and the only adjustment was a 1.8% inflation adjustment as required under agreement with the Colorado Department of Public Health and Environment, increasing the asset retirement obligation to $417,400, AES’s approximate 75% share of the $566,000 estimated closure costs for both the Deer Creek facility and the adjacent Goodwin Solid Waste facility (Goodwin is not owned by AES).  The significant unobservable inputs used in the fair value measurement of the Company’s fair value calculation for the asset retirement obligation include the estimated cost to close the Deer Creek facility in accordance with state approved closure plans, the projected timing of the closure and the discount rate applied.  Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making an initial payment of approximately $25,300 and quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.

12.      INCOME TAXES

A reconciliation of anticipated statutory rates is as follows:

	2013	2012

Statutory rate	34.0%	34.0%
State income taxes, net of federal income
tax benefit	5.0%	5.0%
Reduction in valuation allowance related
to net operating loss carry-forwards and change
in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

The components of the net deferred tax asset (liability) recognized as of June 30, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets (liabilities):
Net operating loss and capital loss carryforwards	$10,000,000	$9,700,000
Less: Valuation allowance	(10,000,000)	(9,700,000)

Net deferred tax	$-	$-

A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.  A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits.  The valuation allowance, which reflects a 100% reserve for all years reported above, increased $300,000 from June 30, 2012 to June 30, 2013.  At June 30, 2013, the Company had net operating loss carry-forwards for federal tax purposes of approximately $35,000,000.  The loss carry-forwards, unless utilized, will expire from 2016 through 2033.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Such limitation of the net operating losses may have occurred which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved.

13.      RELATED PARTY TRANSACTIONS

Employment agreements
On October 10, 2011, the Company entered into employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer.  The agreements have severance provisions and are effective through December 31, 2014.  In addition, the Company and the parties had agreed to defer certain compensation due in calendar 2011 to calendar 2012.  At June 30, 2012 all deferred amounts had been paid.  Prior to December 31, 2011, the Company also agreed to defer the January 1, 2012 salary reductions discussed in the agreements due to anticipated increased business activity.  The effective date of the salary reduction is currently on hold and will be reviewed on a quarterly basis.  No accrual has been made for the severance provisions as the likelihood of payment is considered remote.  See the Company’s Form 10-K for the fiscal year ended June 30, 2011 for the full agreements.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options granted
On June 18, 2013, the Company granted five-year stock options to directors, officers and employees to acquire 425,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The stock options were 100% vested upon grant.

American Citizenship Center, LLC
On January 6, 2012, the Company agreed to provide a $300,000 working capital loan to American Citizenship Center, LLC (“ACC”), a related party company that provides 1) proprietary, automated on-line assistance for eligible immigrants to prepare for and obtain US citizenship; and 2) assistance in preparing and filing for Deferred Action for Undocumented Youth under a new policy developed by the Department of Homeland Security designed to allow certain people who did not intentionally violate immigration law to continue to live and work in the United States.  The Company received a $300,000 Note and a two year warrant to purchase 240,000 membership units (currently would equate to approximately 20% ownership) of ACC at an exercise price of $1.25 per unit.  The Note accrues interest at 7.5% (paid quarterly) on the outstanding balance, was payable in monthly installments of $75,000 commencing on March 31, 2013 and continuing until paid in full, provides for Alanco to have board of director representation and is secured by all assets and properties of ACC.  At both June 30, 2013 and June 30, 2012, Mr. Robert Kauffman, CEO of Alanco, was a personal investor in the membership units and owned approximately 10% of ACC.

During fiscal year ended June 30, 2013, Alanco agreed to amend the loan agreement increasing the maximum amount available under the loan to $400,000.  The additional availability was granted under similar terms and conditions to the original agreement and was used by ACC to open an office in Los Angeles, CA.  Under the amended promissory note, the outstanding principal shall be reduced to at least $300,000 on or before December 31, 2013 and $100,000 on or before March 31, 2014.  The remaining balance shall be due in full on or before June 30, 2014.  In consideration for the loan, Alanco received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit and the expiration date for all warrants issued to Alanco was extended to August 31, 2016. The Company considered the value of the ACC warrants to be immaterial at both June 30, 2013 and 2012 due to the startup nature of ACC and the significant premium (39%) of the exercise price compared to the most recent stock sales.  Therefore, no value has been recorded for these warrants.  At June 30, 2013 and 2012, ACC had an outstanding note balances under Alanco’s commitment of $375,000 and $300,000 respectively.

At June 30, 2013, the Company also had unpaid receivables due from ACC in the amount of $32,800, consisting of $27,000 in billings for accounting services and $5,800 representing one quarter of interest.  Subsequent to year end ACC made payments bringing balances current.

Notes payable – Other, related party

At June 30, 2012, notes payable included an unsecured convertible note due to the Company’s Chief Financial Officer.  The note was a 10 day demand note in the amount of $28,000, bearing interest at 8% per annum, issued for additional working capital.  The note was convertible into Class A Common Stock at $2.24 per share.  Related interest expense for fiscal 2013 and 2012 was $2,300 and $1,700, respectively.  The note and accrued interest were paid in full prior to June 30, 2013.

14.      COMMITMENTS AND CONTINGENCIES

Leases – The Company’s corporate office is located at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, in an approximately 1,500 square foot facility.  At June 30, 2013 the facility was leased under a month to month agreement requiring payment of approximately $1,600 per month (including rental tax).  Effective August 1, 2013, the Company entered into a one year lease requiring a monthly payment of approximately $1,700 (including rental tax).   Alanco also leased office equipment with a monthly payment of approximately $200 under a lease that expired in July 2013.

In fiscal 2012, the Company formed Alanco Energy Services, Inc. ("AES"), a new wholly owned subsidiary, and through AES executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO (known as the Deer Creek site) with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water". The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.

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

In conjunction with acquiring the land lease, AES entered into a management services agreement, dated February 1, 2012, with TCO to assist in renegotiating terms of the land lease, assist in the design and construction of the Deer Creek water disposal facility and, when the construction is completed, provide general management services for the water disposal operations.  Compensation for the services provided was $10,000 per month until the actual start of permitted construction and $20,000 per month thereafter. During fiscal 2013, the management services agreement was amended; increasing the monthly payment to $23,000 to compensate TCO for providing increased administrative duties on behalf of AES.  The initial term of the agreement was through January 31, 2013 and is currently on a month to month basis.  The agreement may be terminated by either party upon 15 days prior written notice, however if the agreement is terminated by AES, TCO will receive severance equal to one month of the management fee.

Future minimum non-contingent payments as of June 30, 2013 are as follows:

FUTURE MINIMUM PAYMENTS
FOR THE YEAR ENDED JUNE 30,
2014	$48,300
2015	30,200
2016	28,600
2017	28,600
2018	28,600
Subsequent	109,700
TOTAL	$274,000

Legal Proceedings – The Company may from time to time be involved in litigation arising from the normal course of business.  As of June 30, 2013, there was no such litigation pending deemed material by the Company.

15.      SHAREHOLDERS’ EQUITY

Preferred Shares – the Company has 25,000,000 authorized shares of Preferred Stock of which 5,000,000 have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  As of June 30, 2013 and 2012, no Preferred Stock of any series are issued or outstanding.  The Board of Directors is authorized to issue preferred stock in one or more series and denominations and to fix the rights, preferences, privileges, and restrictions, including dividend, conversion, voting, redemption, liquidation rights or preferences, and the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of no par Class A Common Stock, each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share.  No Class B Common Stock has been issued and none was outstanding at June 30, 2013 and 2012.

During fiscal year ended June 30, 2013, no shares of the Company’s Class A Common Stock were issued.  During the same period, the Company repurchased for $11,000 and retired 21,000 shares resulting in a 21,000 reduction in outstanding shares of Common Stock.  The value of stock-based compensation recognized for fiscal year ended June 30, 2013 was $238,600.

During the fiscal year ended June 30, 2012, the Company issued a total of 180,400 shares and retired 44,200 shares of Class A Common Stock for a net increase in shares outstanding of 136,200.  39,600 shares were issued in exchange for services valued at $26,500, 100,800 shares, valued at $151,200, were issued for exercise of stock options and 40,000 shares, valued at $28,800, were issued in a transaction to acquire the Deer Creek facility lease, see Note 5 – Alanco Energy Services for additional discussion of the Deer Creek lease acquisition.  The Company recognized as an expense during the year, $24,900 related to the value of stock- based compensation (Stock Options).  Listing fees for fiscal 2012 amounted to $4,000.

During the year ended June 30, 2013, the Company recognized an unrealized gain on marketable securities in the amount of $166,300, reported in the Consolidated Statement of Changes in Shareholders’ Equity.  During the year ended June 30, 2012, the Company recognized an unrealized loss on marketable securities in the amount of ($82,900), reported in the Consolidated Statement of Changes in Shareholders’ Equity.  See Note 4 – Marketable Securities – Restricted, for additional discussion of fair value of financial instruments and marketable securities.

On December 12, 2011 the Company announced that its board of directors has authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  As of June 30, 2013 the Company had repurchases under the program for a total of 65,200 (21,000 and 44,200 shares in fiscal year ended 2013 and 2012 respectively) shares at a cost of approximately $41,300, or $.63 per share.

Warrants - As of June 30, 2013, the Company had 95,100 warrants outstanding with a weighted average exercise price of $2.64.  The expiration date of the outstanding warrants extends through July 9, 2013.  The following is a table of activity related to all warrants.

		Weighted
	Number of	Average
	Shares	Exercise Price $
WARRANTS OUTSTANDING, June 30, 2011	201,100	$5.77
Granted	-	-
Exercised	-	-
Canceled/Expired	(50,700)	4.38
WARRANTS OUTSTANDING, June 30, 2012	150,400	6.24
Granted	-	-
Exercised	-	-
Canceled/Expired	(55,300)	12.44
WARRANTS OUTSTANDING, June 30, 2013	95,100	$2.64

The 95,100 outstanding warrants at June 30, 2013 were granted in a private offering on July 9, 2010 and expired on July 9, 2013.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options - As of June 30, 2013, the Company had stock options outstanding to purchase a total of 1,084,100 shares of Class A Common Shares with a weighted average exercise price of $.67.  All options outstanding were exercisable at June 30, 2013.  The tables below, as well as the narrative following, provide further information regarding the Company’s stock options.

The following is a table of activity of all options:

	Shares	Exercise Price $
OPTIONS OUTSTANDING, June 30, 2011	661,800	$1.62
Granted	635,000	0.75
Exercised	(100,800)	1.50
Canceled/Expired	(521,900)	1.64
OPTIONS OUTSTANDING, June 30, 2012	674,100	0.80
Granted	425,000	0.50
Exercised	-	-
Canceled/Expired	(15,000)	1.83
OPTIONS OUTSTANDING, June 30, 2013	1,084,100	$0.67

All options granted had an exercise price of not less than the market price on date of grant, as defined in the stock option plans, of the Company's Common Stock.  No options were exercised during fiscal year ended June 30, 2013.  Options exercised during the fiscal year ended June 30, 2012 generated cash proceeds of approximately $151,200.  At June 30, 2013 all 1,084,100 options were exercisable.  If not previously exercised, options outstanding at June 30, 2013 will expire as follows:

Calendar Year	Number of	Weighted Average
of Expiration	Shares	Exercise Price
2013	7,500	$1.50
2014	12,600	1.50
2015	4,000	1.50
2016	-	-
2017	635,000	0.75
2018	425,000	0.50
	1,084,100	$0.67

Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2013 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Price	Shares	Life (in years)	Price	Shares	Price
$0.50	425,000	5.00	$0.50	425,000	$0.50
$0.75	635,000	3.78	$0.75	635,000	$0.75
$1.50	24,100	0.91	$1.50	24,100	$1.50
Totals	1,084,100	4.18	$0.67	1,084,100	$0.67

The Company’s Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company’s Board of Directors.  Company stock options are issued to employees at an exercise price of not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years. Options granted to employees under the Stock Option Plans, which are terminated prior to exercise, are considered to be available for grant to subsequent employees. Total issued stock options for any plan may exceed those authorized due to termination of prior non-exercised grants. Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Unless otherwise established by the Committee, the standard vesting schedule for incentive stock options is 10% vested immediately upon grant, 15% vested after twelve months from date of grant, 25% after two years from the date of grant, 25% after three years, and 25% after four years. Stock options issued during the fiscal year ended June 30, 2012 vested quarterly over 15 months and options issued during the fiscal year ended June 30, 2013 were immediately vested upon grant. All of the options have been or will be registered on Form S-8 filings. See Notes 1 and 2 for a discussion of the applicable accounting treatment of stock-based compensation for fiscal years 2013 and 2012.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alanco Stock Option Summary (1)
as of June 30, 2013
			Options	Issued and	Options	Options	Balance	Exercise
Plan		Authorized	Granted	Exercised	Cancelled	Outstanding	to Issue (6)	Price Range (5)
2002	(2)	75,000	156,000	27,000	91,000	38,000	--	$0.75
2002 D&O	(3)	25,000	40,800	5,200	15,800	19,800	--	$0.75 - $1.50
2004	(2)	100,000	188,500	67,600	88,500	32,400	--	$0.75
2004 D&O	(3)	50,000	83,100	13,200	33,100	36,800	--	$0.75 - $1.50
2005	(2)	150,000	272,279	81,971	122,279	68,029	--	$0.75
2005 D&O	(3)	50,000	96,000	4,000	46,000	46,000	--	$0.75
2006	(2)	375,000	746,272	82,003	371,272	292,997	--	$0.75
2006 D&O	(3)	125,000	184,375	23,750	59,375	101,250	--	$0.50 - $1.50
2011	(4)	750,000	769,823	291,024	30,000	448,799	10,177	$0.50 - $0.75

Totals		1,700,000	2,537,149	595,748	857,326	1,084,075	10,177

(1) Only includes plans with options currently outstanding or having a balance available to issue.
(2) Employee Incentive Stock Option Plan.
(3) Directors and Officers Stock Option Plan.
(4) Employee Incentive Stock Option Plan which permits granting of stock or stock options. Grants include 291,000
Common Shares issued under the plan as payment of deferred employee compensation.
(5) Range of exercise prices for outstanding options only.
(6) Any options not issued under the 2002 or 2002 D&O Plans are no longer available for issue as those plans were
10 year plans and have expired.

16.     RETIREMENT PLAN

The Company provides a 401(k) retirement plan for its employees.  Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment.  Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate.  The Company matches 25% of the amount deferred by employees, matching up to 4% of an employee’s annual compensation.  The Company’s matching contributions totaled $5,900 and $4,800 for the years ended June 30, 2013 and 2012, respectively.

17.      SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA  (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2013 and 2012.  In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Net Sales	$101,200	$43,800	$92,100	$153,500
Cost of sales	64,500	93,900	131,400	112,200
Gross profit (loss)	36,700	(50,100)	(39,300)	41,300
Net income (loss)	95,900	(185,600)	(146,900)	(446,400)
Income (loss) per share - basic & diluted	$0.02	$(0.04)	$(0.03)	$(0.09)
Weighted Average Shares	5,010,300	5,010,300	5,010,300	5,005,300

2012
Net Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Net income (loss)	(305,600)	(196,100)	59,900	(193,400)
Income (loss) per share - basic & diluted	$(0.06)	$(0.04)	$0.01	$(0.04)
Weighted Average Shares	4,951,900	4,973,100	4,966,300	4,992,700

18.      SUBSEQUENT EVENTS

Subsequent to June 30, 2013 and through the date of this report, ACC drew an additional $25,000 against its credit line and brought all amounts due current.

Subsequent to June 30, 2013, the Company sold 47,118 shares of ORBCOMM, Inc. (presented at June 30, 2013 as Marketable Securities - Restricted) for approximately $220,100, or an average of $4.67 per share.  See Note 4 - Marketable Securities – Restricted for additional discussion on the ORBCOMM stock held.

Subsequent to June 30, 2013 and through the date of this report, the Company repurchased 50,000 shares of the Company’s outstanding stock at a cost of approximately $22,900 or $.46 per share.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.  Management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 and determined that the Company’s controls and procedures were effective at the reasonable assurance level.

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

None.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company, elected at Alanco’s April 16, 2013 Annual Meeting of Shareholders to serve in their capacity until the next meeting of the Shareholders are:

Name	Age	Position	Year First Director

Harold S. Carpenter	79	Director	1995
James T. Hecker	56	Director	1997
Robert R. Kauffman	73	Director/C.O.B./C.E.O.	1998
Thomas C. LaVoy	53	Director	1998
John A. Carlson	66	Director/E.V.P./C.F.O.	1999

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

John A. Carlson:              Mr. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., joined the Company in September 1998 as Senior Vice President/Chief Financial Officer.  Mr. Carlson started his career with Price Waterhouse & Co. in Chicago, Illinois.  He has over twenty-five years of public and private financial and operational management experience, including over twelve years as Vice President of Finance, Chief Financial Officer and Corporate Secretary of The Webb Company, a NASDAQ listed Fortune 1000 printing and publishing company located in St. Paul, Minnesota.  Mr. Carlson earned his Bachelor of Science degree in Business Administration at the University of South Dakota, and received his Certified Public Accountant certificate in 1973.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Non-Director Significant Employees

Generally, the Company reports officers of its operating subsidiaries.  However, there are no additional officers to report as the Company’s CEO and CFO are the officers of it’s sole operating subsidiary as of June 30, 2013.

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

The Audit/Corporate Governance Committee provides general oversight of the Company’s financial reporting and disclosure practices, system of internal controls, and the Company’s processes for monitoring compliance by the Company with Company policies.  The Audit/Corporate Governance Committee reviews with the Company’s independent registered public accounting firm the scope of the audit for the year, the results of the audit when completed, and the independent registered public accounting firm’s fee for services performed.  The Audit/Corporate Governance Committee also recommends the independent registered public accounting firm to the Board of Directors and reviews with management various matters related to its internal accounting controls.  During the last fiscal year, there were two meetings of the Audit/Corporate Governance Committee.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by the Company for the services rendered during the fiscal years ended June 30, 2013 and 2012 to the Company's Chief Executive Officer and Chief Financial Officer whose salaries and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers").  No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last two fiscal years.
						Long-Term
		Annual Compensation				Compensation
						Securities
						(# shares)
	Name and				Other (1)	Underlying
	Principal	Annual			Annual	Options
	Position	Salary		Bonus	Comp $	Granted in FY (2)

Robert R. Kauffman, CEO
	FY 2013	$275,000	(3)	None	$20,100	150,000
	FY 2012	275,000		None	18,900	250,000
John A. Carlson, CFO
	FY 2013	$245,000		None	$10,700	75,000
	FY 2012	245,000		None	11,000	130,000

(1)	Represents supplemental executive benefit reimbursement for the year and Company matching for
	Alanco's 401(K) Profit Sharing Plan.
(2)	Five year stock options granted at not less than market on the date of exercise with vesting periods from
	full immediate vesting to a one year vesting schedule.
(3)	Includes $4,200 paid to Elizabeth Kauffman, Robert Kauffman's spouse, acting as an employee of the
	company.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2013, to each of the Named Executive Officers and/or Directors and to all other employees as a group.  No stock appreciation rights ("SARs") have been granted by the Company.

INDIVIDUAL GRANTS

	Number of
	Securities	% of
	Underlying	Total	Exercise
	Options	Options	Price	Grant	Expiration
Name	Granted	Granted	($/Sh)	Date	Date

Robert Kauffman	150,000	35.29%	$0.50	6/18/2013	6/17/2018
John Carlson	75,000	17.65%	$0.50	6/18/2013	6/17/2018
Harold Carpenter	50,000	11.76%	$0.50	6/18/2013	6/17/2018
Thomas LaVoy	50,000	11.76%	$0.50	6/18/2013	6/17/2018
James Hecker	75,000	17.65%	$0.50	6/18/2013	6/17/2018
Other Employees	25,000	5.88%	$0.50	6/18/2013	6/17/2018

Total	425,000	100.00%

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

All options are granted at a price not less than “grant-date market.”  During the fiscal year ended June 30, 2013, 15,000 previously granted stock options expired or were cancelled.  All stock options granted during the fiscal year ended June 30, 2013 were fully vested.

Aggregated Options and Warrants - Exercised in Last Fiscal Year and Values at Fiscal Year End

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2013, and the value of the unexercised, in-the-money options at June 30, 2013.

Name	Shares Acquired On Exercise During 2013 Fiscal Year	Value Realized ($) (1)	Unexercised Options at Fiscal Year End (Shares) (2)	Exercise Price ($/Sh)	Expiration Date	Value of Unexercised In-The-Money Options at FYE ($) (3)
Robert Kauffman	0	0	400,000	$0.50 - $0.75	4/9/17 to 6/17/18	0
John Carlson	0	0	205,000	$0.50 - $0.75	4/9/17 to 6/17/18	0
Harold Carpenter	0	0	110,000	$0.50 - $0.75	4/9/17 to 6/17/18	0
James Hecker	0	0	150,000	$0.50 - $0.75	4/9/17 to 6/17/18	0
Thomas LaVoy	0	0	90,000	$0.50 - $0.75	4/9/17 to 6/17/18	0

(1)	Calculated as the difference between the closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2)	Represents the number of securities underlying unexercised options that were exercisable at 2013 Fiscal Year End.
(3)
Calculated as the difference between the closing price of the Company’s Common Stock on June 30, 2013, and the exercise price for those options exercisable on June 30, 2013, with an exercise price less than the closing price, multiplied by the number of applicable options.

Option Grants Subsequent to Fiscal Year End

No employee stock options were granted subsequent to 2013 fiscal year end.

Employment Agreements and Executive Compensation

As of June 30, 2013, the Executive Officers had employment agreements with severance provisions and are effective through December 31, 2014.  Copies of the agreements were attached as exhibits to the Form 10-K filed for the fiscal year ended June 30, 2011.

Compensation of Directors

During fiscal year 2013, non-employee Directors were compensated for their services in cash ($750 per meeting per day up to a maximum of $1,500 per meeting) and through the grant of options to acquire shares of Class A Common Stock as provided by the 2006 Stock Option Plan, the 2006 Directors and Officers Stock Option Plan (the “D&O Plan”) and the 2011 Stock Incentive Plan which are described below.  The Black Scholes value of the stock options granted during the fiscal year ended June 30, 2013 was $84,800, of which the full amount was expensed during the year.  In addition, $153,800 was expensed in the fiscal year ending June 30, 2013 for stock options granted in the fiscal year 2012.  All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Shareholders approved the 2006 Stock Option and Directors and Officers Stock Option Plans and the 2011 Stock Incentive Plan on January 30, 2007 and May 10, 2011, respectively.  The purpose of the 2006 Stock Option and D&O Plan and the 2011 Stock Incentive Plan is to advance the business and development of the Company and its shareholders by affording to the Directors and Officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to acquire shares of the Company’s common stock.  All Directors and xecutive Officers of the Company are eligible to participate in the 2006 and 2011 Plans.  Newly appointed Directors receive options to purchase shares of common stock at fair market value.  Upon each subsequent anniversary of the election to the Board of Directors, each non-employee Director may receive additional options to purchase shares of common stock at fair market value.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or voting rights as of September 23, 2013.  Information regarding the stock ownership of Robert R. Kauffman, Alanco Chairman and Chief Executive Officer is also shown in the table in the following section, Current Directors and Executive Officers.  Exercisable stock options owned by the individuals listed below have exercise prices ranging from $0.50 to $0.75 per share.

Five Percent Owners

		Class A
		Common		Total			Total
		Shares		Voting			Stock
		Owned		Rights			and
	Class A	Percent		Owned			Options
	Common	of	Total	Percent	Exercisable	Total Stock	Percent of
	Shares	Class	Voting	of	Stock	Owned and	Voting
	Owned	(2)	Rights	Class (2)	Options	Options	Rights (3)

Robert R. Kauffman	635,159	12.73%	635,159	12.73%	400,000	1,035,159	19.21%
AIGH Investment Partners, L.P. (1)	400,000	8.02%	400,000	8.02%	-	400,000	8.02%
John A. Carlson	157,917	3.17%	157,917	3.17%	205,000	362,917	6.99%

(1) Per Schedule SC 13G filed with the SEC on July 11, 2011, AIGH Investment Partners, L.P. is the owner of 400,000 shares of the Company’s Class A Common Stock. The address for AIGH Investment Partners, L.P. is 6006 Berkeley Avenue, Baltimore, MD 21209.

(2) The percentages for Class A Common Stock shown are calculated based upon 4,989,300 shares of Class A Common Stock outstanding on September 23, 2013. The percentages for Total Voting Rights are calculated based upon 4,989,300 voting rights on September 23, 2013.

(3) In calculating the percentage of ownership, option shares are deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by any other stockholders.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock beneficially owned as of September 23, 2013, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of the beneficial ownership for any other purpose.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  Exercisable stock options owned by the individuals listed below have exercise prices ranging from $0.50 to $0.75 per share.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Securities of the Registrant Beneficially Owned (1)

							Total
				Total			Stock
	Class A	Shares		Voting	Stock	Total	Plus
	Common	Owned	Total	Rights	Options	Stock	Options
	Stock	Percent	Voting	Percent	Exercisable	Owned	Percent of
Name of	Shares	of Class	Rights	of Class	@ 9/23/13	Plus	Voting
Beneficial Owner (2)	Owned	(4)	Owned	(4)	+ 60 days (5)	Options	Rights (6)

Robert R. Kauffman	635,159	12.73%	635,159	12.73%	400,000	1,035,159	19.21%
Director/COB/CEO
John A. Carlson	157,917	3.17%	157,917	3.17%	205,000	362,917	6.99%
Director/EVP/CFO
Harold S. Carpenter	329	0.01%	329	0.01%	110,000	110,329	2.16%
Director
James T. Hecker (3)	22,187	0.44%	22,187	0.44%	150,000	172,187	3.35%
Director
Thomas C. LaVoy	2,914	0.06%	2,914	0.06%	90,000	92,914	1.83%
Director

Officers and Directors	818,506	16.41%	818,506	16.41%	955,000	1,773,506	29.84%
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

(4)
The percentages for Class A Common Stock shown are calculated based upon 4,989,300 shares of Class A Common Stock outstanding on September 23, 2013.  The percentages for Total Voting Rights Percent of Class are calculated based upon 4,989,300 voting rights as of September 23, 2013.

(5)
Represents unexercised stock options issued to named executive officers and directors.  All options listed that were issued to the executive officers and directors were exercisable at September 23, 2013.

(6)
The number and percentages shown include the voting rights shares actually owned as September 23, 2013 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 23, 2013.  The percentages shown are calculated based upon 4,989,300 voting rights as of September 23, 2013.  In calculating the percentage of ownership, option shares are deemed to be outstanding for the purpose of computing the percentage of shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other stockholders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management

See Note 13 to the consolidated financial statements for related party transactions and discussion.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of the Company’s annual financial statements and review of the  Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, for the fiscal years ended June 30, 2013 and 2012 were approximately $82,000 and $99,300, respectively.

Audit Related Fees
In each of the last two fiscal years, there were no fees billed for assurance related services rendered by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” paragraph above.

Tax Fees
Semple, Marchal & Cooper, LLP prepared the Company’s tax returns for state and federal purposes.  Tax return preparation fees for the fiscal years ended June 30, 2013 and 2012, were approximately $12,600 and $16,500, respectively.

All Other Fees
Other than the services described above under “Audit Fees”, during the fiscal years ended June 30, 2013 and 2012, Semple, Marchal & Cooper, LLP did not provide other services.

Audit Committee Pre-Approval Policies and Procedures

The 2013 and 2012 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent registered public accounting firm and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Exhibits
3(i)	Articles of Incorporation of Alanco Technologies, Inc. (1)
3(ii)	Bylaws of Alanco Technologies, Inc. (1)
3(iii)	Amendment to Articles of Incorporation or Bylaws of Alanco Technologies, Inc. (9)
3(iiii)	Audit/Corporate Governance Committee Charter (8)
4.1	Series B Preferred Convertible Stock Description (2)
10.1	1996 Directors and Officers Stock Option Plan and Kauffman and Carlson Stock Option Agreements (3)
10.2	2004 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (4)
10.3	2005 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (5)
10.4	2006 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (6)
10.5	Alanco 2011 Stock Incentive Plan (10)
10.6	Employment Compensation Agreement between the Company and Robert R. Kauffman (18)
10.7	Employment Compensation Agreement between the Company and John A. Carlson (18)
14.1	Corporate Code of Business Conduct and Ethics (7)
21	Active Subsidiaries of the Registrant
Name State of Incorporation
StarTrak Systems, LLC Delaware
Alanco Energy Services, Inc. Colorado
Alanco/TSI PRISM, Inc. Arizona
22.1	Published report regarding matters submitted to vote of security holders (17)
31.1	Certification of Robert R. Kauffman, Chairman and Chief Executive Officer of Alanco Technologies, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of John A. Carlson, Executive Vice President and Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

Footnotes:
(1)	Incorporated by reference to Form 10KSB filed September 27, 2001
(2)	Incorporated by reference to Form DEFM14A filed April 22, 2002
(3)	Incorporated by reference to Form S-8 filed October 22, 1998
(4)	Incorporated by reference to Form S-8 filed February 17, 2005
(5)	Incorporated by reference to Form S-8 filed February 2, 2006
(6)	Incorporated by reference to Form S-8 filed March 21, 2007
(7)	Incorporated by reference to Form 10QSB filed November 15, 2004
(8)	Incorporated by reference to Form 14A filed October 18, 2004
(9)	Incorporated by reference to Form 8-K filed September 18, 2009
(10)	Incorporated by reference to Form S-8 filed June 21, 2011
(11)	Incorporated by reference to Form 8-K filed December 14, 2011
(12)	Incorporated by reference to Form 8-K filed January 3, 2012
(13)	Incorporated by reference to Form 8-K filed April 5, 2012
(14)	Incorporated by reference to Form 8-K filed April 10, 2012
(15)	Incorporated by reference to Form 8-K filed April 30, 2012
(16)	Incorporated by reference to Form 8-K filed August 1, 2012
(17)	Incorporated by reference to Form 8-K filed April 19, 2013
(18)	Incorporated by reference to Form 10-K filed October 13, 2011
(19)	Incorporated by reference to Form 10-K filed October 9, 2012

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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
Date: September 25, 2013

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

SIGNATURE                                                        TITLE                                      DATE

/s/Robert R. Kauffman                                                Director &                                           September 25, 2013
    Robert R. Kauffman                                                Chief Executive Officer

/s/James T. Hecker                                                      Director                                                September 25, 2013
    James T. Hecker

/s/Harold S. Carpenter                                                Director                                                September 25, 2013
           Harold S. Carpenter

/s/Thomas C. LaVoy                                                   Director                                                September 25, 2013
           Thomas C. LaVoy

/s/John A. Carlson                                                      Director &                                            September 25, 2013
           John A. Carlson                                                       Chief Financial Officer

By /s/ Robert R. Kauffman
Chairman and Chief Executive Officer

Transfer Agent
Computershare Trust Company, Inc.
350 Indiana Street, Suite 800
Golden, CO  80401
303-262-0600
Fax:  303-262-0700