Form 10-Q
period 2013-11-14
ALANCO TECHNOLOGIES INC
filed 2013-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
As of November 5, 2013 there were 4,939,300 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited)		4
	and June 30, 2013

	Condensed Consolidated Statements of Operations (Unaudited)		5
	For the three months ended September 30, 2013 and 2012

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		6
	For the three months ended September 30, 2013 and 2012

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		7
	For the three months ended September 30, 2013

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended September 30, 2013 and 2012		8

Notes to Condensed Consolidated Financial Statements (Unaudited)			9
	Note A –	Basis of Presentation and Recent Accounting Policies and Pronouncements
	Note B –	Stock-Based Compensation and Warrants
	Note C –	Marketable Securities – Restricted
	Note D –	Note Receivable
	Note E –	Land, Property and Equipment
	Note F –	Earnings Per Share
	Note G –	Equity
	Note H –	Contingent Payments
	Note I –	Asset Retirement Obligation
	Note J –	Commitments and Contingencies
	Note K –	Related Party Transactions
	Note L –	Subsequent Events
	Note M –	Liquidity

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations		20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		23

Item 4.	Controls and Procedures		23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings		23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		23
Item 6.	Exhibits		24

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND JUNE 30, 2013

	September 30, 2013	June 30, 2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$863,300	$696,400
Accounts receivable - trade	13,600	9,600
Other receivables	13,400	32,800
Note receivable, current	400,000	375,000
Marketable securities - restricted	1,293,700	1,562,600
Prepaid expenses and other current assets	108,000	121,000
Total current assets	2,692,000	2,797,400

LAND, PROPERTY AND EQUIPMENT, NET	4,311,900	4,339,900

OTHER ASSETS
Trust account - asset retirement obligation	34,700	30,000
Prepaid royalties, long-term	50,000	50,000
TOTAL ASSETS	$7,088,600	$7,217,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$232,500	$220,900
Contingent payments, current	50,000	50,000
Total current liabilities	282,500	270,900

LONG-TERM LIABILITIES
Contingent payments, long-term	1,113,000	1,104,600
Asset retirement obligation, long-term	417,400	417,400
TOTAL LIABILITIES	1,812,900	1,792,900

SHAREHOLDERS' EQUITY
Preferred Stock	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,939,300 and
4,989,300 shares issued and outstanding at September 30, 2013
and June 30, 2013, respectively	109,098,300	109,121,200
Class B - 25,000,000 no par shares authorized and none issued
and outstanding	-	-
Accumulated Other Comprehensive Income	575,300	549,900
Accumulated Deficit	(104,397,900)	(104,246,700)
Total shareholders' equity	5,275,700	5,424,400

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,088,600	$7,217,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2013	2012

NET REVENUES	$14,800	$101,200
Cost of revenues	68,800	64,500
GROSS PROFIT (LOSS)	(54,000)	36,700

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	77,100	196,100
Alanco Energy Services	232,900	84,500
Amortization of stock-based compensation	-	34,200
	310,000	314,800

OPERATING LOSS	(364,000)	(278,100)

OTHER INCOME & EXPENSES
Interest income (expense), net	7,800	6,200
Gain on sale of Symbius investment	-	86,800
Gain on sale of marketable securities	204,800	280,800
Other income (expense), net	200	200
NET INCOME (LOSS)	$(151,200)	$95,900

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) attributable to common shareholders	$(0.03)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,944,300	5,010,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2013	2012

Net Income (Loss)	$(151,200)	$95,900

Reclassification adjustment for gain included in Net Income (Loss)	(204,800)	(280,800)

Net unrealized gain on marketable securities held at September 30,	185,200	332,600

Net unrealized gain on marketable securities sold during the period	45,000	139,800

Comprehensive Income (Loss)	$(125,800)	$287,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2013	4,989,300	$109,121,200	-	$-	$549,900	$(104,246,700)	$5,424,400
Shares of Alanco common stock repurchased	-	-	50,000	22,900	-	-	22,900
Treasury shares retired	(50,000)	(22,900)	(50,000)	(22,900)	-	-	(45,800)
Unrealized gain on marketable securities, net of tax	-	-	-	-	25,400	-	25,400
Net loss	-	-	-	-	-	(151,200)	(151,200)
Balances, September 30, 2013	4,939,300	$109,098,300	-	$-	$575,300	$(104,397,900)	$5,275,700

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(151,200)	$95,900
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	42,900	15,400
Accretion expense	8,400	4,200
Gain on sale of Symbius investment	-	(86,800)
Gain on sale of marketable securities	(204,800)	(280,800)
Stock-based compensation	-	34,200
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	(56,100)
Other receivables	19,400	(63,400)
Prepaid expenses and other current assets	13,000	(4,200)
Trust account - asset retirement obligation	(4,700)	-
Accounts payable and accrued expenses	11,600	(199,500)
Net cash used in operating activities	(269,400)	(541,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	(25,000)	(50,000)
Proceeds from repayment of Symbius note	-	100,000
Purchase of land, property, and equipment	(14,900)	(824,000)
Proceeds from sale of marketable securities	499,100	1,453,200
Proceeds from sale of Symbius investment, net of legal expenses	-	248,900
Net cash provided by investing activities	459,200	928,100

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(22,900)	-
Net cash used in financing activities	(22,900)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	166,900	387,000

CASH AND CASH EQUIVALENTS, beginning of period	696,400	284,300

CASH AND CASH EQUIVALENTS, end of period	$863,300	$671,300

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-cash investing & financing activities:
Unrealized gain on marketable securities	$25,400	$191,600

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation and Recent Accounting Policies and Pronouncements

Recent Business Development

Alanco Energy Services, Inc. – In April 2012, Alanco Energy Services, Inc. (“AES”), a wholly-owned subsidiary of the Company, executed an agreement with TC Operating, LLC (“TCO”) of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO (“Deer Creek site”) and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado.  The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed “produced water”.  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct and operate the facilities.  Subsequent to the TCO agreement, AES renegotiated an amended lease that became effective on May 1, 2012.  The terms of the amended lease requires minimum monthly lease payments plus additional rent based upon quantities of produced water received at the site.  In addition, under the TCO agreement, TCO can earn additional payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent purchase price obligation), starting January 1, 2014.  Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site. See Note H – Contingent Payments for additional discussion of the earn-out.

AES also purchased a 160 acre site near Grand Junction, CO (“Indian Mesa site”) from Deer Creek Disposal, LLC (“DCD”), for additional expansion of the disposal facility.  As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note which was paid on its November 15, 2012 due date.  AES has also agreed to contingent quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses, not to exceed $200,000 for any calendar quarter (contingent land payment).  See Note H – Contingent Payments for additional discussion of the contingent land payment.

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation are obtained.  The management agreement expired in January 2013 and is continuing on a month to month basis.  During the quarter ended September 30, 2013, the Company paid TCO $63,000 under the management agreement.  Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2013 for additional discussion about the TCO management agreement.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements.  Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2013 Annual Report filed on Form 10-K.  Interim results are not necessarily indicative of results for a full year.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair Value of Assets and Liabilities – The estimated fair values for assets and liabilities are determined at discrete points in time based on relevant information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs other than quoted prices included within Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, prepaid expenses, accounts payable, and accrued liabilities approximate fair value given their short-term nature, which represent Level 3 input levels.

The following are the classes of assets and liabilities measured at fair value on a recurring basis at September 30, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	September 30,
	Assets	Inputs	Inputs	2013
Marketable Securities - Restricted	$-	$1,293,700	$-	$1,293,700

Asset Retirement Obligation	-	-	417,400	417,400

Contingent Land Payment	-	-	646,100	646,100

Contingent Purchase Price	-	-	516,900	516,900
	$-	$1,293,700	$1,580,400	$2,874,100

Fair Value of Marketable Securities - Restricted – The estimated fair values of Marketable Securities - Restricted are determined at discrete points in time based on relevant market information.  The Marketable Securities – Restricted is comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,600 shares per month.  The sale restriction above is why the fair value measurement at September 30, 2013 of ORBCOMM’s Stock is based on quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

New Accounting Policies

The Company did not adopt any new accounting policies in the quarter ended September 30, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income.  The guidance is effective for fiscal years beginning after December 15, 2012.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exits at the reporting date.  The guidance is effective for fiscal, and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

 There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2013, that are of significance, or potential significance, to us.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on the date of grant and are more fully discussed in our Form 10-K for the year ended June 30, 2013.

The following table summarizes the Company’s stock option activity during the first three months of fiscal 2014:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2013	1,084,100	$0.67	4.18	$296,100	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(7,500)	$1.50	-	(4,000)	-
Outstanding September 30, 2013	1,076,600	$0.66	3.96	$292,100	$-
Exercisable September 30, 2013	1,076,600	$0.66	3.96	$292,100	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of September 30, 2013, for those awards that have an exercise price currently below the closing price as of September 30, 2013 of $.50.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

         As of September 30, 2013, there were no unamortized Black Scholes values related to stock option grants made in prior periods.  There were no new grants during the three months ended September 30, 2013.

As of September 30, 2013, the Company had no outstanding warrants.  All warrants that were previously outstanding expired during the three months ended September 30, 2013.  The following table summarizes the Company’s warrant activity during the first three months of fiscal 2014:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2013	95,100	$2.64
Granted	-	-
Exercised	-	-
Canceled/Expired	(95,100)	2.64
Warrants Outstanding, September 30, 2013	-	$-

Note C – Marketable Securities – Restricted

At September 30, 2013, the Company had net Marketable Securities - Restricted in the amount of $1,293,700 representing the market value ($5.24 per share) of 246,893 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 16, 2011 sale of StarTrak, net of an estimated 83,306 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreement more fully discussed in our Form 10-K filed for the fiscal year ended June 30, 2013.  The net cost basis of these shares at September 30, 2013 and June 30, 2013 is $2.91 per share.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement, however, under the terms of the Agreement, the Company is limited to selling up to 279,600 shares monthly.  The Company has classified these securities as available-for-sale at both September 30, 2013 and June 30, 2013. The fair value measurement on the date indicated is based upon quoted prices for similar assets in active markets and thus represents a Level 2 fair value measurement. The restriction discussed above is why ORBCOMM’s Common Stock trading price is deemed a Level 2 input. However, management does not believe the restriction will interfere with any plans to market their stock holdings. As such, the trading price is used as fair value with no further adjustment.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $4.49 per share at June 30, 2013 to $5.24 per share at September 30, 2013, the Company recorded an unrealized gain on marketable securities held at September 30, 2013 (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)), of $185,200.  The actual gain or loss on securities sold is reported in the Condensed Consolidated Statements of Operations.  At September 30, 2013, the Accumulated Other Comprehensive Income of $575,300 was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than-temporary decline exists, the Company writes down the investment to its market value and records the related impairment as an investment loss in its Statement of Operations.  As of close of market on November 5, 2013, the per share value of the ORBCOMM Common Stock was $6.11, $3.20 per share above the cost basis of $2.91 per share and above the June 30, 2013 valuation of $4.49 per share as presented on the attached balance sheet.

The Company sold a total of 101,118 shares of ORBCOMM, Inc. Common Stock during the three months ended September 30, 2013 for total proceeds of $499,100, and an average selling price of approximately $4.94 per share, resulting in a net gain of $204,800.  The remaining net shares at September 30, 2013 of 246,893 include approximately 83,300 shares that are still held in escrow.

The following table summarizes the activities related to investment in Marketable Securities for the three months ended September 30, 2013:

Marketable Securities
		Cost Basis			Accumulated
	Net	at $2.91	Market Value		Unrealized
	Shares	Per Share	Per Share	Total Value	Gain	(Loss)
June 30, 2013	348,011	$1,012,700	$4.49	$1,562,600	$549,900	$-

Shares sold	(101,118)	(294,300)

September 30, 2013	246,893	$718,400	$5.24	$1,293,700	$575,300	$-

Note D – Note Receivable

Note receivable of $400,000 and $375,000 at September 30, 2013 and June 30, 2013 respectively, represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The $400,000 balance at September 30, 2013 represents the outstanding amount drawn on a $400,000 credit line.  The note is secured by all assets of ACC and bears interest at the rate of 7.5% per annum.  ACC must make payments on the note to reduce its outstanding balance to at least $300,000 as of December 31, 2013.  The outstanding principal balance shall be reduced to at least $100,000 on or before March 31, 2014 with the remaining unpaid balance of the note due by June 30, 2014. Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2013 for additional discussion on the Company’s investment in ACC.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note E – Land, Property and Equipment

Land, Property and Equipment at September 30, 2013 and June 30, 2013 consist of the following:

	June 30, 2013	Additions	September 30, 2013
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,707,700	2,400	2,710,100
Production equipment	207,800	-	207,800
	2,966,800	2,400	2,969,200
Less accumulation depreciation	(190,200)	(42,900)	(233,100)
Land and improvements	1,429,900	12,500	1,442,400
Construction in progress	133,400	-	133,400
Net book value	$4,339,900	$(28,000)	$4,311,900

Note F – Earnings Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2013 and 2012, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,076,600 and 830,500 at September 30, 2013 and 2012, respectively.

Note G – Equity

The Company did not issue any Common Stock during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Company recognized a comprehensive unrealized gain on marketable securities held in the amount of $25,400, reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity, to reflect the increase in value of Marketable Securities – Restricted held at September 30, 2013. See Note A – Basis of Presentation and Recent Accounting Policies and Pronouncements for additional discussion of fair value of financial instruments and marketable securities.

In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  For the three months ended September 30, 2013, the Company had repurchases under the program for a total of 50,000 shares at a cost of approximately $22,900, or $.46 per share.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At September 30, 2013 and June 30, 2013 no Preferred Stock of any series are issued or outstanding.  Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2013 for additional discussion of the Company’s authorized and allocated preferred shares.

Note H - Contingent Payments

Contingent payments at September 30, 2013 and June 30, 2013 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	September 30,	June 30,
	2013	2013
Fair value - contingent land payment	$646,100	$641,400
Fair value - contingent purchase price	516,900	513,200
	1,163,000	1,154,600
Less current portion	(50,000)	(50,000)
Fair value - contingent payments, long-term	$1,113,000	$1,104,600

Contingent land payment of $646,100 at September 30, 2013 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter and $800,000 cumulative) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the three months ended September 30, 2013 by $4,700.

Contingent purchase price of $516,900 at September 30, 2013 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 24 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on the earlier of (i) the recovery of AES’s capital investment, or (ii) January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the three months ended September 30, 2013 by $3,700.

Note I – Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $417,400 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease. The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities. The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado. A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility. The amount of $417,400 as of September 30, 2013 reflects a 1.8% inflation adjustment recorded during the fiscal year ended June 30, 2013.

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

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.  During the quarter ended September 30, 2013, the Company made the required quarterly payment.  The balances in the trust account for the asset retirement obligation as of September 30, 2013 and June 30, 2013 were $34,700 and $30,000, respectively.

Note J – Commitments and Contingencies

Sale of StarTrak Systems, LLC

In May of 2011, the Company sold the operations of StarTrak Systems, LLC (“StarTrak”), a subsidiary comprising the Company’s Wireless Asset Management segment, to ORBCOMM Inc. (“ORBCOMM”).  (See Form 10-K for the year ended June 30, 2013 for a further discussion on the sale).   The following discusses the remaining unresolved items related to the sale as of September 30, 2013:

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

ORBCOMM delivered to Alanco on August 12, 2011, a written statement of the Current Assets, Current Liabilities and Net Working Capital Amount pursuant to the terms of the Agreement reflecting a working capital adjustment in favor of ORBCOMM of approximately $700,000.  Under terms of the Agreement, Alanco submitted a “Notice of Disagreement” of the Net Working Capital Amount submitted by ORBCOMM.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  In an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties are working to resolve the issue.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of September 30, 2013.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter. As of the filing of this Form 10-Q, the parties were reviewing the working capital calculations and no resolution had been reached.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Product Warranty Escrow - The APA required a Product Warranty Escrow account in the amount of 166,611 shares of ORBCOMM common stock be established to provide for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at September 30, 2013 and June 30, 2013 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management’s best estimate of the warranty costs at September 30, 2013 and June 30, 2013.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable and may be in excess of the 83,306 shares currently estimated by the Company.  The parties are currently in discussion with the objective of resolving the final distribution under this escrow agreement.

Legal Proceedings

The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2013, there was no such litigation pending deemed material by the Company.

Note K – Related Party Transactions

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

During the quarter ended September 30, 2013, the Company provided $25,000 in loan advances to ACC, increasing the amount due to $400,000, the maximum amount under the agreement.  See Note D – Notes Receivable for additional discussion of the ACC loan agreement.

Note L – Subsequent Events

Subsequent to September 30, 2013, the Company sold approximately 135,100 shares of ORBCOMM, Inc. (presented at September 30, 2013 as Marketable Securities – Restricted) for approximately $778,100, or an average of $5.76  per share.  See Note C – Marketable Securities – Restricted for additional discussion on the ORBCOMM stock held.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note M - Liquidity

             During the three months ended September 30, 2013, the Company reported a net loss of ($151,200) and for fiscal year ended June 30, 2013, the Company reported a net loss of ($683,000).  During fiscal 2014, the Company expects to meet its working capital and other cash requirements with its current operations, cash reserves and sales of marketable securities as required.  However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful. The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning classification and valuation of investments, the estimated fair value of stock-based compensation, expense recognition, realization of deferred tax assets, accounts and note receivables, estimated useful lives of fixed assets, the recorded values of accruals and contingencies including the ORBCOMM fuel sensor escrow and working capital adjustment liabilities, the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.  For a discussion of our critical accounting policies and estimates, refer to the Company’s Form 10-K for the fiscal year ended June 30, 2013.  There have been no material changes to our critical accounting policies during 2014.

ALANCO TECHNOLOGIES, INC.

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended September 30, 2013 versus three months ended September 30, 2012

Net Revenues
Net revenues reported for the quarter ended September 30, 2013 were $14,800, a decrease of $86,400, or 85.4% as compared to $101,200 reported for the quarter ended September 30, 2012.  Revenues continue to be at a low level as water disposal operations remain in a startup mode and the Company develops relationships with potential customers in the region.  Water deliveries are also impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water that some potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and as additional relationships develop, we expect revenues to increase.

Cost of Revenues
Cost of revenues for the three months ended September 30, 2013 and 2012 were $68,800 and $64,500, respectively, which represents a slight increase when comparing the periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  Approximately 71% of the cost of revenues for the quarter ended September 30, 2013 consisted of fixed costs such as depreciation, amortization, accretion and lease costs versus 29% for the quarter ended September 30, 2012.  Variable costs in the current quarter, including labor and lease costs tied to water deliveries, were down due to the reduced revenues in the period while the fixed costs reflect a full quarter of expense.  The facility was open in mid-August of 2012, so the same period in the prior fiscal year did not include a full quarter of the fixed costs noted previously and the variable expenses were higher due to higher water deliveries.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2013 (consisting of corporate expenses, AES selling, general and administrative expense, and amortization of stock-based compensation) was $310,000, a decrease of $4,800, or 1.5%, compared to $314,800 reported for the quarter ended September 30, 2012.  Corporate expenses for the current quarter was $77,100 and represented a decrease of $119,000, or 60.7%, compared to corporate expenses of $196,100 reported for the comparable quarter ended September 30, 2012.  The decrease resulted from increased allocation of corporate service cost to AES from $16,000 for the three months ended September 30, 2012 to $150,000 for the three months ended September 30, 2013 and reflects the increased activity performed by corporate for the AES operation and billings for accounting services provided to ACC which totaled $9,000 for the three months ended September 30, 2012 and 2013.  AES operating expenses were $232,900 for the quarter ended September 30, 2013, an increase of $148,400, or 175.6%, compared to $84,500 reported for the quarter ended September 30, 2012.  The AES operating expenses relate to the Deer Creek Water Disposal facility that initiated operations during August 2012 and represents general overhead associated with the operation.  The increase is primarily related to the increase in corporate service cost discussed previously.  Amortization of stock-based compensation for the quarter ended September 30, 2013 was $0 as compared to $34,200 for the same period of the prior fiscal year.  All stock-based compensation for grants in prior years was recorded as of the fiscal year ended June 30, 2013 and no new grants were issued in the current quarter.

Operating Loss
Operating Loss for the quarter ended September 30, 2013 was ($364,000), an increase of $85,900, or 30.9%, compared to an Operating Loss of ($278,100) reported for the same quarter of the prior year.  The increased operating loss resulted primarily from decreased revenues during the current quarter as compared to the same quarter of the previous year.

ALANCO TECHNOLOGIES, INC.

Other Income and Expense
Net interest income for the quarter ended September 30, 2013 was $7,800, an increase of $1,600 when compared to interest income of $6,200 for the quarter ended September 30, 2012.  The increase in interest income related primarily to an increase in the average outstanding balance of the ACC note receivable.

During the quarter ended September 30, 2013, the Company recorded net gains on the sale of marketable securities of $204,800, resulting from the sale of 101,118 shares of its ORBCOMM Common Stock at an average selling price of $4.94 per share, compared to net gains on sale of marketable securities in the comparable quarter of the prior year of $280,800, resulting from the sale of 402,888 shares of ORBCOMM Common Stock at an average selling price of $3.61.  During the quarter ended September 30, 2012, the Company recorded a net gain on the sale of its Symbius investment of $86,800.  See the Company’s Form 10-K for additional discussion of the Symbius investment.

Net Income (Loss)
Net Income (Loss) for the quarter ended September 30, 2013 amounted to ($151,200), or ($0.03) per share, compared to net income of $95,900, or $0.02 per share, in the comparable quarter of the prior year for reasons previously discussed.

Comprehensive Income
Comprehensive Income for the current quarter of $25,400 represents the unrealized change in market value of the Company’s Marketable Securities compared to the prior period.  Comprehensive income for the quarter ended September 30, 2013 consisted of the net value of three items:  1) the quarter ending market value reclassification adjustment for gain included in Net Income (Loss) of $204,800, an Unrealized Gain on Marketable Securities of $185,200 resulting from an increase in the market value of the shares held at September 30, 2013 compared to the value at June 30, 2013, and;  3) the net unrealized gain on marketable securities sold during the period of $45,000.  At September 30, 2013 the Company valued 246,893 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $5.24 per share for a total value of $1,293,700.

Liquidity and Capital Resources

The Company’s current assets at September 30, 2013 exceeded current liabilities by $2,409,500, resulting in a current ratio of 9.5 to 1.  At June 30, 2013, current assets exceeded current liabilities by $2,526,500 reflecting a current ratio of 10.3 to 1.  The reduction in net current assets at September 30, 2013 versus June 30, 2013 was due primarily to the sale of marketable securities – restricted during the current quarter, a reduction in accounts and other receivables, offset by an increase in notes receivable.

Accounts receivable of $13,600 represents the outstanding billings at September 30, 2013 of the AES water disposal operation.  Other receivables totaling $13,400 represents billings to ACC for accounting services of $6,000 and interest of $7,400.

Cash used in operations for the three months ended September 30, 2013 was ($269,400), a decrease of $271,700, or 50.2% compared to the ($541,100) reported for the same quarter of the prior year.  The decrease in net cash used in operations for the three months ended September 30, 2013 was due primarily to reductions in payments on accounts payable and accruals offset by an operating loss rather than operating income as compared to the same period of the prior year end.

 Cash provided by investing activities for the three months ended September 30, 2013 was $459,200, a decrease of $468,900 or 50.5% compared to the $928,100 provided for the same period of the prior year.  The decrease was primarily due to decreases in cash proceeds in the quarter ended September 30, 2013 from the sale of marketable securities compared to the same period of the prior year, and the cash proceeds provided in the quarter ended September 30, 2012 from the repayment of the Symbius note and the sale of the Symbius investment, all offset by a reduction in purchases of land, property and equipment.

ALANCO TECHNOLOGIES, INC.

Cash used in financing activities for the three months ended September 30, 2013 was ($22,900) compared to $0 used in financing activities for the same period of the prior year.  The $22,900 represents the purchase of treasury shares in the quarter ended September 30, 2013.

During fiscal 2014, the Company expects to meet its working capital and other cash requirements with its operations, current cash reserves and sales of marketable securities as required.  However, the Company may require additional working capital for future operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2013, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, no shares of Company stock were issued.

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