Form 10-Q
period 2014-02-14
ALANCO TECHNOLOGIES INC
filed 2014-02-14
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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
As of February 7, 2014 there were 4,932,500 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of December 31, 2013 (Unaudited)		4
		and June 30, 2013

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended December 31, 2013 and 2012

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		6
		For the three months ended December 31, 2013 and 2012

		Condensed Consolidated Statements of Operations (Unaudited)		7
		For the six months ended December 31, 2013 and 2012

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		8
		For the six months ended December 31, 2013 and 2012

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		9
		For the six months ended December 31, 2013

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the six months ended December 31, 2013 and 2012		10

	Notes to Condensed Consolidated Financial Statements (Unaudited)			11
		Note A –	Basis of Presentation and Recent Accounting Policies and Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Marketable Securities – Restricted
		Note D –	Note Receivable
		Note E –	Land, Property and Equipment
		Note F –	Earnings Per Share
		Note G –	Equity
		Note H –	Contingent Payments
		Note I -	Asset Retirement Obligation
		Note J -	Commitments and Contingencies
		Note K -	Related Party Transactions
		Note L -	Subsequent Events
		Note M –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		26

	Item 4.	Controls and Procedures		26

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		27

	Item 6.	Exhibits		27

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND JUNE 30, 2013

	December 31, 2013	June 30, 2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,371,000	$696,400
Accounts receivable - trade	62,900	9,600
Other receivables	22,600	32,800
Note receivable, current	400,000	375,000
Marketable securities - restricted	673,200	1,562,600
Prepaid expenses and other current assets	104,100	121,000
Total current assets	2,633,800	2,797,400

LAND, PROPERTY AND EQUIPMENT, NET	4,309,500	4,339,900

OTHER ASSETS
Trust account - asset retirement obligation	39,300	30,000
Prepaid royalties, long-term	50,000	50,000
TOTAL ASSETS	$7,032,600	$7,217,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$250,300	$220,900
Contingent payments, current	50,000	50,000
Total current liabilities	300,300	270,900

LONG-TERM LIABILITIES
Contingent payments, long-term	1,121,400	1,104,600
Asset retirement obligation, long-term	417,400	417,400
TOTAL LIABILITIES	1,839,100	1,792,900

SHAREHOLDERS' EQUITY
Preferred Stock	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,932,500 and
4,989,300 shares issued and outstanding at December 31, 2013
and June 30, 2013, respectively	109,095,100	109,121,200
Class B - 25,000,000 no par shares authorized, none
outstanding	-	-
Accumulated Other Comprehensive Income	364,300	549,900
Accumulated Deficit	(104,265,900)	(104,246,700)
Total shareholders' equity	5,193,500	5,424,400

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,032,600	$7,217,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2013	2012

NET REVENUES	$69,600	$43,800
Cost of revenues	86,700	93,900
GROSS PROFIT (LOSS)	(17,100)	(50,100)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	78,300	134,200
Alanco Energy Services	185,800	183,200
Amortization of stock-based compensation	-	34,100
	264,100	351,500

OPERATING LOSS	(281,200)	(401,600)

OTHER INCOME & EXPENSES
Interest income (expense), net	8,300	5,800
Gain on sale of marketable securities	403,900	210,200
Other income (expense), net	1,100	-
NET INCOME (LOSS)	132,100	(185,600)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) per share attributable to common shareholders	$0.03	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,941,800	5,010,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2013	2012

Net Income (Loss)	$132,100	$(185,600)

Reclassification adjustment for gain included in Net Income (Loss)	(403,900)	(210,200)

Net unrealized gain (loss) on marketable securities held at December 31,	116,800	(7,200)

Net unrealized gain on marketable securities sold during the period	57,700	140,400

Comprehensive Income (Loss)	$(97,300)	$(262,600)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2013	2012

NET REVENUES	$84,400	$145,000
Cost of revenues	155,500	158,400

GROSS PROFIT (LOSS)	(71,100)	(13,400)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	155,500	330,300
Alanco Energy Services	418,700	267,700
Amortization of stock-based compensation	-	68,300
	574,200	666,300

OPERATING LOSS	(645,300)	(679,700)

OTHER INCOME & EXPENSES
Interest income (expense), net	16,100	12,000
Gain on sale of Symbius investment	-	86,800
Gain on sale of marketable securities	608,700	491,000
Other income (expense), net	1,300	200
NET LOSS	(19,200)	(89,700)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to common shareholders	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,941,800	5,010,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2013	2012

Net Income (Loss)	$(19,200)	$(89,700)

Reclassification adjustment for gain included in Net Income (Loss)	(608,700)	(491,000)

Net unrealized gain (loss) on marketable securities held at December 31,	196,500	325,300

Net unrealized gain on marketable securities sold during the period	226,600	280,000

Comprehensive Income (Loss)	$(204,800)	$24,600

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 (unaudited)

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2013	4,989,300	$109,121,200	-	$-	$549,900	$(104,246,700)	$5,424,400
Shares of Alanco common stock repurchased	-	-	56,800	26,100	-	-	26,100
Treasury shares retired	(56,800)	(26,100)	(56,800)	(26,100)	-	-	(52,200)
Unrealized loss on marketable securities, net of tax	-	-	-	-	(185,600)	-	(185,600)
Net loss	-	-	-	-	-	(19,200)	(19,200)
Balances, December 31, 2013	4,932,500	$109,095,100	-	$-	$364,300	$(104,265,900)	$5,193,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,200)	$(89,700)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	85,900	58,300
Accretion expense	16,800	12,700
Gain on sale of Symbius investment	-	(86,800)
Gain on sale of marketable securities	(608,700)	(491,000)
Stock-based compensation	-	68,300
Changes in operating assets and liabilities:
Accounts receivable	(53,300)	(4,100)
Other receivables	10,200	(18,900)
Prepaid expenses and other current assets	16,900	(44,200)
Trust account - asset retirement obligation	(9,300)	-
Accounts payable and accrued expenses	29,400	(406,900)
Net cash used in operating activities	(531,300)	(1,002,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	(25,000)	(50,000)
Proceeds from repayment of Symbius and ACC note	-	150,000
Purchase of land, property, and equipment	(55,500)	(861,200)
Proceeds from sale of marketable securities	1,312,500	2,245,500
Proceeds from sale of Symbius investment, net of legal expenses	-	248,900
Net cash provided by investing activities	1,232,000	1,733,200

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(26,100)	-
Repayment of debt	-	(200,000)
Net cash used in financing activities	(26,100)	(200,000)

NET INCREASE IN CASH	674,600	530,900

CASH AND CASH EQUIVALENTS, beginning of period	696,400	284,300

CASH AND CASH EQUIVALENTS, end of period	$1,371,000	$815,200

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-cash investing & financing activities:
Unrealized gain (loss) on marketable securities	$185,600	$191,600

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

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation are obtained.  The management agreement expired in January 2013 and is continuing on a month to month basis.  During the six months ended December 31, 2013, the Company paid TCO $109,000 under the management agreement.  In addition, TCO earned an additional variable fee of approximately $3,900 for December 2013 revenues which was paid in January 2014.  Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2013 for additional discussion about the TCO management agreement.

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

The following are the classes of assets and liabilities measured at fair value on a recurring basis at December 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	December 31,
	Assets	Inputs	Inputs	2013
Marketable Securities - Restricted	$-	$673,200	$-	$673,200

Asset Retirement Obligation	-	-	417,400	417,400

Contigent Land Payment	-	-	650,800	650,800

Contingent Purchase Price	-	-	520,600	520,600
	$-	$673,200	$1,588,800	$2,262,000

Fair Value of Marketable Securities - Restricted – The estimated fair values of Marketable Securities - Restricted are determined at discrete points in time based on relevant market information.  The Marketable Securities – Restricted is comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,600 shares per month and 83,300 shares included in Marketable Securities are held in escrow as discussed in Note J – Commitments and Contingencies.  The sale restriction above is why the fair value measurement at December 31, 2013 of ORBCOMM’s Stock is based on quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement.  However, management does not believe the restriction will interfere with any plans to market their stock holdings.  As such, the trading price is used as fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

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

New Accounting Policies

The Company did not adopt any new accounting policies in the six months ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exits at the reporting date.  The guidance is effective for fiscal and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

In December 2013, the FASB issued updates to the definition of a public business entity.  The guidance is designed to clarify the definition of a public entity within the U.S. generally accepted accounting principles on a going-forward basis.  The guidance does not have a set effective date, but is applicable for new issuances that may be applicable to the Company.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2013, that are of significance, or potential significance, to us.

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

The following table summarizes the Company’s stock option activity during the first six months of fiscal 2014:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2013	1,084,100	$0.67	4.18	$296,100	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(7,500)	$1.50	-	(4,000)	-
Outstanding December 31, 2013	1,076,600	$0.66	3.70	$292,100	$-
Exercisable December 31, 2013	1,076,600	$0.66	3.70	$292,100	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2013, for those awards that have an exercise price currently below the closing price as of December 31, 2013 of $.45.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

        As of December 31, 2013, there were no unamortized Black Scholes values related to stock option grants made in prior periods.  There were no new grants during the six months ended December 31, 2013.

As of December 31, 2013, the Company had no outstanding warrants.  All warrants that were outstanding as of June 30, 2013 expired during the three months ended September 30, 2013.  The following table summarizes the Company’s warrant activity during the first six months of fiscal 2014:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2013	95,100	$2.64
Granted	-	-
Exercised	-	-
Canceled/Expired	(95,100)	2.64
Warrants Outstanding, December 31, 2013	-	$-

Note C – Marketable Securities – Restricted

At December 31, 2013, the Company had net Marketable Securities - Restricted in the amount of $673,200 representing the market value ($6.34 per share) of 106,180 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 16, 2011 sale of StarTrak, net of an estimated 83,306 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreement more fully discussed in our Form 10-K filed for the fiscal year ended June 30, 2013.  The net cost basis of these shares at December 31, 2013 and June 30, 2013 is $2.91 per share.

The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement; however, under the terms of the Agreement, the Company is limited to selling up to 279,600 shares monthly.  The Company has classified these securities as available-for-sale at both December 31, 2013 and June 30, 2013. The fair value measurement on the date indicated is based upon quoted prices for similar assets in active markets and thus represents a Level 2 fair value measurement.  The restriction discussed above is why ORBCOMM’s Common Stock trading price is deemed a Level 2 input.  However, management does not believe the restriction will interfere with any plans to market their stock holdings, of which 22,875 were freely tradable as of December 31, 2013.  As such, the trading price is used as fair value with no further adjustment.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $4.49 per share at June 30, 2013 to $6.34 per share at December 31, 2013, the Company recorded an unrealized gain on marketable securities held at December 31, 2013 (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)), of $196,500.  The actual gain or loss on securities sold is reported in the Condensed Consolidated Statements of Operations.  At December 31, 2013, the Accumulated Other Comprehensive Income of $364,300 was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than-temporary decline exists, the Company writes down the investment to its market value and records the related impairment as an investment loss in its Statement of Operations.  As of close of market on February 7, 2014, the per share value of the ORBCOMM Common Stock was $7.15, $4.24 per share above the cost basis of $2.91 per share and above the June 30, 2013 valuation of $4.49 per share as presented on the attached balance sheet.

The Company sold a total of 241,831 shares of ORBCOMM, Inc. Common Stock during the six months ended December 31, 2013 for total proceeds of $1,312,500, and an average selling price of approximately $5.43 per share, resulting in a net gain of $608,700.  The remaining net shares at December 31, 2013 of 106,180 include approximately 83,300 shares that are still held in escrow.

The following table summarizes the activities related to investment in Marketable Securities for the six months ended December 31, 2013:

Marketable Securities
		Cost Basis			Accumulated
	Net	at $2.91	Market Value		Unrealized
	Shares	Per Share	Per Share	Total Value	Gain	(Loss)
June 30, 2013	348,011	$1,012,700	$4.49	$1,562,600	$549,900	$-

Shares sold	(101,118)	(294,300)

September 30, 2013	246,893	$718,400	$5.24	$1,293,700	$575,300	$-

Shares sold	(140,713)	(409,500)

December 31, 2013	106,180	$308,900	$6.34	$673,200	$364,300	$-

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note D – Note Receivable

Note receivable of $400,000 and $375,000 at December 31, 2013 and June 30, 2013 respectively, represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The $400,000 balance at December 31, 2013 represents the outstanding amount drawn on a $400,000 credit line.  The note is secured by all assets of ACC and bears interest at the rate of 7.5% per annum.

ACC’s first payment under the note agreement of $100,000 was due not later than December 31, 2013.  ACC failed to make that payment and defaulted on the note.

The Company believes its interests are best served by working with ACC and subsequent to December 31, 2013, the parties renegotiated new terms for the note delaying repayments until June 2014 when a $25,000 payment is due, followed by a July 2014 payment of $25,000 and subsequent monthly payments of $50,000 until the note is paid in full.  In addition, the interest rate increased from 7.5% to 9%, a loan restructuring fee of $25,000 was added to the note balance and will be recognized when paid, certain warrants held by the Company were extended and re-priced, payment of accounting services fees of $3,000 per month for January 2014 through March 2014 were deferred and added to the note balance, and finally, a personal guarantee for $50,000 was obtained from the founding partner of ACC.

The Company has reviewed ACC’s current projections and has discussed its new business plan and believes the new plan will provide for repayment of the ACC note under payment terms discussed above.  The new plan is based upon the assumption that immigration reform will not be passed by congress.  If immigration reform is passed in the next few months, it is assumed the impact on ACC’s business plan would be positive.  No provision for collectability has been recorded as of December 31, 2013 as current ACC financial projections indicate the note will be paid under amended terms.

Note E – Land, Property and Equipment

Land, Property and Equipment at December 31, 2013 and June 30, 2013 consist of the following:

	June 30, 2013	Additions	December 31, 2013
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,707,700	6,900	2,714,600
Production equipment	207,800	1,500	209,300
	2,966,800	8,400	2,975,200
Less accumulation depreciation	(190,200)	(85,900)	(276,100)
Land and improvements	1,429,900	35,300	1,465,200
Construction in progress	133,400	11,800	145,200
Net book value	$4,339,900	$(30,400)	$4,309,500

Note F – Earnings Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the six months ended December 31, 2013 and 2012, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  While the Company had net income for the three months ended December 31, 2013, the potentially dilutive securities are priced above market as of December 31, 2013 and are therefore antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,076,600 and 815,700 at December 31, 2013 and 2012, respectively.

Note G – Equity

The Company did not issue any Common Stock during the six months ended December 31, 2013.

During the six months ended December 31, 2013, the Company recognized a comprehensive unrealized gain on marketable securities in the amount of $423,100 to reflect the increase in value of Marketable Securities – Restricted during the period, offset by a reclassification of $608,700 for realized gain on marketable securities sold during the period included in Net Income (Loss). These amounts are reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity as a net change of ($185,600) during the six months ended December 31, 2013. See Note A – Basis of Presentation and Recent Accounting Policies and Pronouncements for additional discussion of fair value of financial instruments and marketable securities.

In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  For the six months ended December 31, 2013, the Company had repurchases under the program for a total of 56,800 shares at a cost of approximately $26,100, or $.46 per share.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At December 31, 2013 and June 30, 2013 no Preferred Stock of any series are issued or outstanding.  Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2013 for additional discussion of the Company’s authorized and allocated preferred shares.

Note H - Contingent Payments

Contingent payments at December 31, 2013 and June 30, 2013 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	December 31,	June 30,
	2013	2013
Fair value - contingent land payment	$650,800	$641,400
Fair value - contingent purchase price	520,600	513,200
	1,171,400	1,154,600
Less current portion	(50,000)	(50,000)
Fair value - contingent payments, long-term	$1,121,400	$1,104,600

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Contingent land payment of $650,800 at December 31, 2013 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter and $800,000 annually) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the six months ended December 31, 2013 by $9,400.

Contingent purchase price of $520,600 at December 31, 2013 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 24 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the six months ended December 31, 2013 by $7,400.

Note I – Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $417,400 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.  The amount of $417,400 as of December 31, 2013 reflects a 1.8% inflation adjustment recorded during the fiscal year ended June 30, 2013.

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

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.  During the six months ended December 31, 2013, the Company made the required quarterly payments.  The balances in the trust account for the asset retirement obligation as of December 31, 2013 and June 30, 2013 were $39,300 and $30,000, respectively.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note J – Commitments and Contingencies

Sale of StarTrak Systems, LLC

In May of 2011, the Company sold the operations of StarTrak Systems, LLC (“StarTrak”), a subsidiary comprising the Company’s Wireless Asset Management segment, to ORBCOMM Inc. (“ORBCOMM”).  (See Form 10-K for the year ended June 30, 2013 for a further discussion on the sale).   The following discusses the remaining unresolved items related to the sale as of December 31, 2013:

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

ORBCOMM delivered to Alanco on August 12, 2011, a written statement of the Current Assets, Current Liabilities and Net Working Capital Amount pursuant to the terms of the Agreement reflecting a working capital adjustment in favor of ORBCOMM of approximately $700,000.  Under terms of the Agreement, Alanco submitted a “Notice of Disagreement” of the Net Working Capital Amount submitted by ORBCOMM.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  In an attempt to avoid the expense of submitting the disagreement to arbitration prematurely, and in consideration of mutual desires to resolve the issue, the parties are working to resolve the issue.  The Company has recorded a reserve in excess of $100,000 for this contingent liability as of December 31, 2013.  However, based upon the limited documentation received from ORBCOMM to date, we cannot reasonably estimate the likelihood of additional liability.  Although we believe our reserve to be adequate, the ultimate liability may be materially revised as we continue to work to resolve the matter.

Product Warranty Escrow - The APA required a Product Warranty Escrow account in the amount of 166,611 shares of ORBCOMM common stock be established to provide for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at December 31, 2013 and June 30, 2013 the potential return of ORBCOMM shares under this agreement, Alanco has reduced the balance of the Marketable Securities – Restricted by the value of 83,306 shares.  The 83,306 shares reduction is based on management’s best estimate of the warranty costs at December 31, 2013 and June 30, 2013.  The ultimate number of shares of ORBCOMM Common Stock to be returned to ORBCOMM in the final settlement is currently undeterminable and may be in excess of the 83,306 shares currently estimated by the Company.  The parties are currently in discussion with the objective of resolving the final distribution under this escrow agreement.

Legal Proceedings

The Company may from time to time be involved in litigation arising from the normal course of business.  As of December 31, 2013, there was no such litigation pending deemed material by the Company.

Note K – Related Party Transactions

On October 10, 2011, the Company entered into employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer.  The agreements contained severance provisions, allowed for reductions in executive compensation (with corresponding reductions in the employees’ time commitment) and are effective through December 31, 2014. The Company had previously elected to defer the executive salary reduction provisions due to increased business activity. That decision was reversed effective October 16, 2013 with the implementation of a 40% salary reduction instituted for the Chief Executive Officer and Chief Financial Officer. Copies of the agreements were attached as exhibits to the Form 10-K filed for the fiscal year ended June 30, 2011.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the quarter ended September 30, 2013, the Company provided $25,000 in loan advances to ACC, increasing the amount due to $400,000, the maximum amount under the agreement.  As of December 31, 2013, ACC owed $22,600 to the Company, of which $7,600 was interest and $15,000 was for accounting services.  The entire amount was paid as of January 31, 2014.  See Note D – Note Receivable for additional discussion of the ACC loan agreement.

Note L – Subsequent Events

Subsequent to December 31, 2013, the Company sold approximately 22,875 shares of ORBCOMM, Inc. (presented at December 31, 2013 as Marketable Securities – Restricted) for approximately $170,200, or an average of $7.44 per share.  See Note C – Marketable Securities – Restricted for additional discussion on the ORBCOMM stock held.

At its Board of Directors meeting on January 31, 2014, the Company i) renewed its stock repurchase program through December 31, 2014 limiting the number of aggregate future shares that may be purchased under the program to 2 million; and ii) approved a resolution authorizing Company officers to renegotiate the ACC loan agreement under terms as more fully discussed in Note D – Note Receivable of this filing.

       Finally, on February 13, 2014 the Company’s Board of Directors adopted a Stockholder Rights Plan (by consent in writing) designed to provide current shareholders certain advantages in the event of a hostile takeover attempt.  A copy of that plan is attached as an exhibit to this Form 10-Q filing.

Note M - Liquidity

             During the six months ended December 31, 2013, the Company reported a net loss of ($19,200) and for fiscal year ended June 30, 2013, the Company reported a net loss of ($683,000).  For the next year, the Company expects to meet its working capital and other cash requirements with its current operations, cash reserves and sales of marketable securities as required.  However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

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

ALANCO TECHNOLOGIES, INC.

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended December 31, 2013 versus three months ended December 31, 2012

Net Revenues
Net revenues reported for the quarter ended December 31, 2013 were $69,600 versus $43,800 for the quarter ended December 31, 2012, an increase of $25,800, or 58.9%.  While there is improvement for the comparative three month period, revenues continue to be inconsistent as water disposal operations remain in a startup mode and the Company develops relationships with potential customers in the region.  Water deliveries are also impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impact water deliveries, and alternative uses of produced water, such as for fracking fluid that some potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and improved weather allows additional oil and gas production activity, we expect revenues to increase.

Cost of Revenues
Cost of Revenues for the three months ended December 31, 2013 and 2012 were $86,700 and $93,900, respectively, a decrease of $7,200 or 7.7% when comparing the periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  Variable costs of revenues include labor which was decreased during the first two months of the current quarter when compared to the same quarter of the prior year and is the primary reason for the modest decrease.  The gross margin for the three months ended December 31, 2013 and 2012 were (24.6%) and (114.4%), respectively.  The improvement is due to the increased revenues and reduced cost of revenues during the current three month period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended December 31, 2013 (consisting of corporate expenses, AES selling, general and administrative expense, and amortization of stock-based compensation) was $264,100, a decrease of $87,400, or 24.9%, compared to $351,500 reported for the quarter ended December 31, 2012.  Corporate expenses for the current quarter was $78,300 and represented a decrease of $55,900, or 41.7%, compared to corporate expenses of $134,200 reported for the comparable quarter ended December 31, 2012.  The decrease resulted primarily from increased allocation of corporate service cost to AES from $91,000 for the three months ended December 31, 2012 to $127,750 for the three months ended December 31, 2013 and reflects the increased activity performed by corporate for the AES operation.  The decrease in corporate expense is also due to executive salary reductions which were effective during the quarter ended December 31, 2013.  AES expense of $185,800 for the quarter ended December 31, 2013 compared to $183,200 for the quarter ended December 31, 2012 reflects a modest increase overall when comparing the two periods which included decreased management fees paid to TCO under the management agreement offset by increased corporation allocations.  The AES operating expenses relate to the Deer Creek Water Disposal facility that initiated operation during the quarter ended September 30, 2012 and represented general overhead associated with the operation.  There was no amortization of stock-based compensation during the current quarter versus $34,100 for the quarter ended December 31, 2012.  The decrease is reflective of no new stock options being issued during the current period.

Operating Loss
Operating Loss for the quarter ended December 31, 2013 was ($281,200), a decrease of $120,400, or 30%, compared to an Operating Loss of ($401,600) reported for the same quarter of the prior year.  The decreased operating loss resulted from a decrease to gross profit (loss) and a decrease to selling, general and administrative expenses during the current quarter as compared to the same quarter of the previous year.

ALANCO TECHNOLOGIES, INC.

Other Income and Expense
Net interest income for the quarter ended December 31, 2013 was $8,300, an improvement of $2,500, or 43.1%, when compared to interest income of $5,800 for the quarter ended December 31, 2012.  The increase in interest income related primarily to an increase in the average outstanding balance of the ACC note receivable.

During the quarter ended December 31, 2013, the Company recorded net gains on the sale of marketable securities of $403,900, resulting from the sale of approximately 140,713 shares of its ORBCOMM Common Stock at an average selling price of $5.78 per share, compared to net gains on sale of marketable securities in the comparable quarter of the prior year of $210,200, resulting from the sale of 200,027 shares of ORBCOMM Common Stock at an average selling price of $3.96.

Net Income (Loss)
Net income for the quarter ended December 31, 2013 amounted to $132,100, or $.03 per share, compared to net loss of ($185,600), or ($.04) per share, in the comparable quarter of the prior year for reasons previously discussed.

Comprehensive Income (Loss)
Comprehensive Loss for the current quarter of ($229,400) represents the unrealized change in market value of the Company’s Marketable Securities held at December 31, 2013 compared to the same period of the prior fiscal year.  Comprehensive income for the quarter ended December 31, 2013 consisted of the net value of three items:  1) the quarter ending market value reclassification adjustment for gain included in Net Income (Loss) of $403,900; 2) an Unrealized Gain (Loss) on Marketable Securities of $116,800 resulting from an increase in the market value of the shares held at December 31, 2013 compared to the value at June 30, 2013, and;  3) the net unrealized gain on marketable securities sold during the period of $57,700.  At December 31, 2013 the Company valued 106,180 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $6.34 per share for a total value of $673,200.

(B)	Six months ended December 31, 2013 versus six months ended December 31, 2012

Net Revenues
Net revenues reported for the six months ended December 31, 2013 were $84,400 compared to $145,000 for December 31, 2012, a decrease of $60,600, or 41.8%.  Revenues continue to be inconsistent as water disposal operations remain in a startup mode and the Company develops relationships with potential customers in the region.  Water deliveries are also impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water, such as for fracking fluid that some potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and improved weather allows additional oil and gas production activity, we expect revenues to increase.

Cost of Revenues
Cost of revenues for the six months ended December 31, 2013 were $155,500 as compared to $158,400 for the same six month period of the prior year, a minimal decrease when comparing the two periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  The gross margin for the six months ended December 31, 2013 and 2012 were (84.2%) and (9.2%), respectively.  The decline in gross margin when comparing the periods is primarily due to the decreased revenues in the current six month period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended December 31, 2013 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and depreciation expense) was $574,200, a decrease of $92,100, or 13.8%, compared to $666,300 reported for the six months ended December 31, 2012.  Corporate expenses for the six month period was $155,500 and represented a decrease of $174,800, or 52.9%, compared to corporate expenses of $330,300 reported for the comparable six months ended December 31, 2012.  The decrease resulted primarily from increased allocation of corporate service cost to AES from $98,000 for the six months ended December 31, 2012 to $268,750 for the six months ended December 31, 2013 and reflects the increased activity performed by corporate for the AES operation.  The decrease in corporate expenses was also due to executive salary reductions which were effective during the current period.  AES operating expense was $418,700 for the six months ended December 31, 2013 as compared to $267,700 for the same six month period of the prior year, an increase of $151,000, or 56.4%.  The primary reason for the increase is the increased allocation of corporate service cost to AES as described above.  In addition, the Deer Creek Water Disposal facility initiated operation during August 2012 resulting in the prior year six months not being a full six months of expense.  There was no amortization of stock-based compensation during the current quarter versus $68,300 for the six months ended December 31, 2012.  The decrease is reflective of no new stock options being issued during the current period.

ALANCO TECHNOLOGIES, INC.

Operating Loss
Operating Loss for the six months ended December 31, 2013 was ($645,300), a decrease of $34,400, or 5.1%, compared to an Operating Loss of ($679,700) reported for the same period of the prior year.  The decreased operating loss resulted from decreased selling, general and administrative expenses.

Other Income and Expense
Net interest income for the six months ended December 31, 2013 was $16,100, an improvement of $4,100, or 34.2%, when compared to interest income of $12,000 for the same period ended December 31, 2012.  The increase in interest income related primarily to an increase in the average outstanding balance of the ACC note receivable.

During the six months ended December 31, 2012, the Company recorded net gains on the sale of its Symbius investment of $86,800.  During the six months ended December 31, 2013, the Company recorded a gain of $608,700 on the sale of 241,831 shares of its ORBCOMM Common Stock at an average selling price of $5.43 per share, compared to net gains on sale of marketable securities of $491,000, resulting from the sale of 602,915 shares of its ORBCOMM Common Stock at an average selling price of $3.72 per share.

The Company had other income during the quarter ended December 31, 2013 of $1,300 as compared to other income in the same period of the prior year of $200.  The increase is primarily due to the sale of miscellaneous assets.

Net Loss
Net Loss for the six months ended December 31, 2013 amounted to ($19,200), or ($0.00) per share, compared to a net loss of ($89,700), or ($.02) per share, in the comparable period of the prior year for reasons previously discussed.

Comprehensive Income (Loss)
Comprehensive loss for the six month period ended December 31, 2013 of $185,600 represents the unrealized change in market value of the Company’s Marketable Securities held compared to the same period of the prior fiscal year.  Comprehensive income for the six months ended December 31, 2013 consisted of the net value of three items:  1) the six months ending market value reclassification adjustment for gain included in Net Income (Loss) of $608,700; 2) an Unrealized Gain on Marketable Securities of $196,500 resulting from an increase in the market value of the shares held December 31, 2013 compared to the value at June 30, 2013, and; 3) the net unrealized gain on marketable securities sold during the period of $226,600.  At December 31, 2013 the Company valued 106,180 shares (net of escrow shares) of ORBCOMM, Inc. Common Stock at $6.34 per share for a total value of $673,200.

Liquidity and Capital Resources

The Company’s current assets at December 31, 2013 exceeded current liabilities by $2,333,500, resulting in a current ratio of 8.8 to 1.  At June 30, 2013, current assets exceeded current liabilities by $2,526,500 reflecting a current ratio of 10.3 to 1.  The reduction in net current assets at December 31, 2013 versus June 30, 2013 was due primarily to the sale of Marketable Securities – Restricted the Company held in ORBCOMM, Inc. offset primarily by increases to cash and cash equivalents.

ALANCO TECHNOLOGIES, INC.

Accounts receivable of $62,900 represents the outstanding billings at December 31, 2013 of the AES water disposal operation that initiated operations during August 2012.  Other receivables totaling $22,600 represents billings to ACC for accounting services of $15,000 and interest of $7,600.

Cash used in operations for the six month period ended December 31, 2013 was ($531,300), a decrease of ($471,000), or 47% compared to the ($1,002,300) reported for the same period of the prior year.  The decrease in net cash used in operations for the six months ended December 31, 2013 was due primarily to decreases in operating losses for the six months ended December 31, 2013 and less cash used for accounts payable and accrued expenses compared to the same period of the prior year.

 Cash provided by investing activities for the six month period ended December 31, 2013 was $1,232,000, a decrease of $501,200, or 28.9% compared to the $1,733,200 provided for the same period of the prior year.  The decrease was primarily due to lower proceeds from the sale of marketable securities during the period, offset by a reduction in the purchases of land, property, and equipment.

Cash used by financing activities for the six month period ended December 31, 2013 was ($26,100) compared to cash used by financing activities of ($200,000) for the same period of the prior year, a change of ($173,900).  The change was primarily due to the repurchase of treasury shares of $26,100 in the current period as compared to the payment of a $200,000 note payable paid during the same period of the prior year.

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

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

ALANCO TECHNOLOGIES, INC.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company may from time to time be involved in litigation arising from the normal course of business.  As of December 31, 2013, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2013, no shares of Company stock were issued.

Item 6.  EXHIBITS

4.1	Rights Agreement
4.2	Rights Agreement Exh A - Series C Description
4.3	Rights Agreement Exh B - Form of Rights Certificate
4.4	Rights Agreement Exh C - Summary of Rights to Purchase Preferred Shares
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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