Form 10-Q
period 2014-05-15
ALANCO TECHNOLOGIES INC
filed 2014-05-15
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
As of May 7, 2014 there were 4,962,500 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited)		4
		and June 30, 2013

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended March 31, 2014 and 2013

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		6
		For the three months ended March 31, 2014 and 2013

		Condensed Consolidated Statements of Operations (Unaudited)		7
		For the nine months ended March 31, 2014 and 2013

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		8
		For the nine months ended March 31, 2014 and 2013

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		9
		For the nine months ended March 31, 2014

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the nine months ended March 31, 2014 and 2013		10

	Notes to Condensed Consolidated Financial Statements (Unaudited)			11
		Note A –	Basis of Presentation and Recent Accounting Policies and Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Marketable Securities
		Note D –	Note Receivable
		Note E –	Land, Property and Equipment
		Note F –	Earnings Per Share
		Note G –	Equity
		Note H –	Contingent Payments
		Note I -	Asset Retirement Obligation
		Note J -	Commitments and Contingencies
		Note K -	Related Party Transactions
		Note L -	Subsequent Events
		Note M –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		27

	Item 4.	Controls and Procedures		28

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		28

	Item 6.	Exhibits		29

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND JUNE 30, 2013

	March 31, 2014	June 30, 2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,275,500	$696,400
Accounts receivable - trade	53,300	9,600
Other receivables	5,400	32,800
Note receivable	434,000	375,000
Marketable securities	650,800	1,562,600
Prepaid expenses and other current assets	93,500	121,000
Total current assets	2,512,500	2,797,400

LAND, PROPERTY AND EQUIPMENT, NET	4,296,500	4,339,900

OTHER ASSETS
Trust account - asset retirement obligation	44,000	30,000
Prepaid royalties, long-term	50,000	50,000
TOTAL ASSETS	$6,903,000	$7,217,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$151,700	$220,900
Contingent payments, current	50,000	50,000
Total current liabilities	201,700	270,900

LONG-TERM LIABILITIES
Contingent payments, long-term	1,129,800	1,104,600
Asset retirement obligation, long-term	417,400	417,400
TOTAL LIABILITIES	1,748,900	1,792,900

SHAREHOLDERS' EQUITY
Preferred Stock	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,962,500 and
4,989,300 shares issued and outstanding at March 31, 2014
and June 30, 2013, respectively	109,106,800	109,121,200
Class B - 25,000,000 no par shares authorized, none issued or
outstanding	-	-
Accumulated Other Comprehensive Income	160,100	549,900
Accumulated Deficit	(104,112,800)	(104,246,700)
Total shareholders' equity	5,154,100	5,424,400

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,903,000	$7,217,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2014	2013

NET REVENUES	$180,200	$92,100
Cost of revenues	137,400	131,400
GROSS PROFIT (LOSS)	42,800	(39,300)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	82,000	152,200
Alanco Energy Services	193,800	178,500
Amortization of stock-based compensation	-	42,700
	275,800	373,400

OPERATING LOSS	(233,000)	(412,700)

OTHER INCOME & EXPENSES
Interest income, net	11,200	5,100
Gain on sale of marketable securities	288,200	260,500
Other income, net	86,700	200
NET INCOME (LOSS)	$153,100	$(146,900)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) per share attributable to common shareholders	$0.03	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,932,500	5,010,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2014	2013

Net Income (Loss)	$153,100	$(146,900)

Reclassification adjustment for gain included in Net Income (Loss)	(288,200)	(260,500)

Net unrealized gain (loss) on marketable securities held at March 31,	(41,500)	353,300

Net unrealized gain on marketable securities sold during the period	125,500	209,800

Comprehensive Income (Loss)	$(51,100)	$155,700

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2014	2013

NET REVENUES	$264,600	$237,400
Cost of revenues	292,900	289,900

GROSS PROFIT (LOSS)	(28,300)	(52,500)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	237,500	482,500
Alanco Energy Services	612,500	446,200
Amortization of stock-based compensation	-	111,000
	850,000	1,039,700

OPERATING LOSS	(878,300)	(1,092,200)

OTHER INCOME & EXPENSES
Interest income, net	27,300	17,000
Gain on sale of Symbius investment	-	86,800
Gain on sale of marketable securities	896,900	751,500
Other income, net	88,000	300
NET INCOME (LOSS)	$133,900	$(236,600)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net loss attributable to common shareholders	$0.03	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,938,700	5,010,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2014	2013

Net Income (Loss)	$133,900	$(236,600)

Reclassification adjustment for gain included in Net Income (Loss)	(896,900)	(751,500)

Net unrealized gain (loss) on marketable securities held at March 31,	(19,900)	678,600

Net unrealized gain on marketable securities sold during the period	527,000	489,800

Comprehensive Income (Loss)	$(255,900)	$180,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2014 (unaudited)

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2013	4,989,300	$109,121,200	-	$-	$549,900	$(104,246,700)	$5,424,400
Shares of Alanco common stock repurchased	-	-	56,800	26,100	-	-	26,100
Treasury shares retired	(56,800)	(26,100)	(56,800)	(26,100)	-	-	(52,200)
Shares issued for services	30,000	11,700	-	-	-	-	11,700
Unrealized loss on marketable securities, net of tax	-	-	-	-	(389,800)	-	(389,800)
Net income	-	-	-	-	-	133,900	133,900
Balances, March 31, 2014	4,962,500	$109,106,800	-	$-	$160,100	$(104,112,800)	$5,154,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$133,900	$(236,600)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	129,200	103,200
Accretion of fair value - contingent payments	25,200	21,100
Gain on sale of Symbius investment	-	(86,800)
Gain on sale of StarTrak, excluding shares for services
valued at $7,800	(129,500)	-
Gain on sale of marketable securities	(896,900)	(751,500)
Stock issued for services	11,700	-
Note receivable issued for ACC amendment and accounting fees	(34,000)	-
Stock-based compensation	-	111,000
Changes in operating assets and liabilities:
Accounts receivable	(43,700)	(56,500)
Other receivables	27,400	(24,400)
Prepaid expenses and other current assets	27,500	(41,500)
Trust account - asset retirement obligation	(14,000)	(25,300)
Accounts payable and accrued expenses	85,900	(363,000)
Net cash used in operating activities	(677,300)	(1,350,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	(25,000)	(50,000)
Proceeds from repayment of Symbius and ACC note	-	175,000
Purchase of land, property, and equipment	(85,800)	(934,500)
Proceeds from sale of marketable securities	2,037,100	2,927,900
Proceeds from sale of Symbius investment, net of legal expenses	-	248,900
Payments pursuant to StarTrak sale	(643,800)	-
Net cash provided by investing activities	1,282,500	2,367,300

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(26,100)	-
Repayment of debt	-	(200,000)
Net cash used in financing activities	(26,100)	(200,000)

NET INCREASE IN CASH	579,100	817,000

CASH AND CASH EQUIVALENTS, beginning of period	696,400	284,300

CASH AND CASH EQUIVALENTS, end of period	$1,275,500	$1,101,300

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-cash investing & financing activities:
Unrealized gain (loss) on marketable securities	$(389,800)	$416,900

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements

Recent Business Development

Alanco Technologies, Inc. – During the current quarter, the Company reported the March 8, 2014 death of Robert Kauffman, Alanco President, CEO and Chairman of the Board.  Mr. Kauffman had been President, CEO and Chairman of the Board of Alanco since August 1998 and will be missed both as a leader and a friend.

On March 14, 2014, the Company’s Board of Directors appointed John A. Carlson to serve as President and Chief Executive Officer.  Mr. Carlson joined the Company in September 1998 holding the positions of Chief Financial Officer and Executive Vice President and was elected to the Board of Directors in 1999.  The Board also appointed Danielle Haney as Chief Financial Officer.  Ms. Haney joined the Company in September 2001 and has most recently served as Corporate Controller and Corporate Secretary.  Ms. Haney will continue to serve as Corporate Secretary.  The Board has delayed action regarding the nomination or naming of a successor director.

Background information on the creation of Alanco Energy Services, Inc.

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

AES also purchased a 160 acre site near Grand Junction, CO (“Indian Mesa site”), for additional expansion of the disposal facility.  As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note which was paid on its November 15, 2012 due date.  AES has also agreed to contingent quarterly earn-out payments to Deer Creek Disposal, previous owner of Indian Mesa, up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses, not to exceed $200,000 for any calendar quarter (contingent land payment).  See Note H – Contingent Payments for additional discussion of the contingent land payment.

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation are obtained.  The management agreement expired in January 2013 and is continuing on a month to month basis.  During the nine months ended March 31, 2014, the Company paid TCO $161,900 under the management agreement.  In addition, Tom Pool, Manager of TCO, was issued 10,000 shares of Alanco Common Stock in March 2014 valued at $3,900 and TCO earned an additional variable fee of approximately $4,000 for March 2014 revenues which was paid in April 2014.  Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2013 for additional discussion about the TCO management agreement.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Current Status of Deer Creek facility

The Deer Creek produced water disposal facility, located near Grand Junction, CO, became operational in August 2012 with annual evaporative capacity of approximately 300,000 barrels, providing Piceance Basin producers with significant transportation cost savings compared to alternative water disposal sites.  In November 2013, the facility received approval from the Mesa County Board of Commissioners allowing 24 hours a day, seven days per week operations.  The facility had previously been restricted to daylight hours Monday through Saturday.

Current Status of Indian Mesa facility

The permitting process for the Indian Mesa facility, located approximately 4 miles North West of the Deer Creek site, has been in process for a number of years and in December 2013 the Company announced the Mesa Colorado County Board of Commissioners unanimously approved a proposal for Alanco Energy Services, Inc. to construct and operate on its 160 acre Indian Mesa site an 80 acre, 3 million cubic yard capacity, landfill for disposal of solid oil and gas (O&G) waste, such as drill cuttings, tank bottoms, sock filters, etc.  The landfill approval also allows for disposal of Naturally-Occurring Radioactive Material (NORM) contaminated O&G wastes, including both solids and produced water.  This new County landfill approval is in the form of an amendment to AES’s initial Indian Mesa permit issued in 2010 approving produced water disposal utilizing evaporations ponds.

AES expects within the next few weeks, final construction approval from the Colorado Department of Public Health and Environment (CDPHE) for Indian Mesa’s produced water disposal ponds, which will consist of 12 ponds on the north 80 acres of the 160 acre site with an annual evaporative capacity in excess of 1 million barrels of produced water.  Complete build-out of the Indian Mesa facility, including both landfill and evaporative ponds, would result in a unique Western Colorado “one stop shop” for all O&G waste products, including NORM contaminated waste streams.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

     The following are the classes of assets and liabilities measured at fair value on a recurring basis at March 31, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	March 31,
	Assets	Inputs	Inputs	2014
Marketable Securities	$650,800	$-	$-	$650,800

Asset Retirement Obligation	-	-	417,400	417,400

Contigent Land Payment	-	-	655,500	655,500

Contingent Purchase Price	-	-	524,300	524,300
	$650,800	$-	$1,597,200	$2,248,000

Fair Value of Marketable Securities – The estimated fair values of Marketable Securities are determined at discrete points in time based on relevant market information.  The Marketable Securities are comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Agreement, the Company is limited to selling up to 279,600 shares per month.  Additionally, 166,611 shares of the ORBCOMM stock were previously held in a Product Warranty Escrow account.  These shares were released on February 24, 2014 pursuant to a settlement agreement as discussed further in Note J.  These sale restrictions are why the fair value measurement of Marketable Securities, prior to February 24, 2014, was based on quoted prices for similar assets in active markets that are directly observable and thus represented a Level 2 fair value measurement.  However, management did not believe the restriction would interfere with any plans to market their stock holdings.  As such, the trading price was used as fair value with no further adjustment.  As of February 24, 2014, these sales restrictions no longer existed.  As such, the fair value measurement after February 24, 2014 is based on unadjusted quoted prices for identical assets in active markets and thus represents a Level 1 fair value measurement.  There was no change to the fair value of the shares held prior to February 24, 2014 since the trading price previously used was also fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

     Asset Retirement Obligation – The Deer Creek asset retirement obligation is the estimated cost to close the Deer Creek facility under terms of the lease, meeting environmental and State of Colorado regulatory requirements.  The estimate is determined at discrete points in time based upon significant unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  Management’s estimate of the asset retirement obligation is based upon a cost estimate developed by a consultant knowledgeable of government closure requirements and costs incurred at similar water disposal facility operations.  The process used was to identify each activity in the closure process, obtaining vendor estimated costs, in current dollars, to perform the closure activity and accumulating the various vendor estimates to determine the asset retirement obligation.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.  The lack of an active market to validate the estimated asset retirement obligation results in the fair value of the asset retirement obligation to be a Level 3 fair value measurement.  ASC Topic 410-20: Asset Retirement Obligations requires the Company to review the asset retirement obligation on a recurring basis and record changes in the period incurred.

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

In March 2014, the FASB issued technical corrections and improvements related to glossary terms.  The ongoing project will facilitate clarifications and improvements to glossary terms and updates are effective upon issuance as applicable to affected accounting guidance.  The Company has adopted the updates, which had no material impact on its financial position and results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2014, that are of significance, or potential significance, to us.

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

The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2014:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2013	1,084,100	$0.67	4.18	$296,100	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(7,500)	$1.50	-	(4,000)	-
Outstanding March 31, 2014	1,076,600	$0.66	3.46	$292,100	$-
Exercisable March 31, 2014	1,076,600	$0.66	3.46	$292,100	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2014, for those awards that have an exercise price currently below the closing price as of March 31, 2014 of $.40.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

        As of March 31, 2014, there were no unamortized Black Scholes values related to stock option grants made in prior periods.  There were no new grants during the nine months ended March 31, 2014.

As of March 31, 2014, the Company had no outstanding warrants.  All warrants that were outstanding as of June 30, 2013 expired during the three months ended September 30, 2013.  The following table summarizes the Company’s warrant activity during the first nine months of fiscal 2014:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2013	95,100	$2.64
Granted	-	-
Exercised	-	-
Canceled/Expired	(95,100)	2.64
Warrants Outstanding, March 31, 2014	-	$-

Note C – Marketable Securities

At March 31, 2014, the Company had Marketable Securities in the amount of $650,800 representing the market value ($6.85 per share) of 95,000 ORBCOMM Common Shares (NASDAQ: ORBC).  The ORBCOMM Common Shares are related to the May 16, 2011 sale of the Company’s StarTrak subsidiary which is more fully explained in Note J of this Form 10-Q filing and in Form 10-K filed for the fiscal year ended June 30, 2013.  The average cost basis of these shares at March 31, 2014 and June 30, 2013 is $5.16 per share and $2.91 per share, respectively.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based primarily upon the change in market value of $4.49 per share at June 30, 2013 to $6.85 per share at March 31, 2014, the Company recorded an unrealized gain on marketable securities held during the nine months ended March 31, 2014 (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)), of $507,100.  The realized gain on securities sold during the nine months ended March 31, 2014 of $896,900 is reported in the Condensed Consolidated Statements of Operations.  At March 31, 2014, the Accumulated Other Comprehensive Income of $160,100 was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than-temporary decline exists, the Company writes down the investment to its market value and records the related impairment as an investment loss in its Statement of Operations.  As of close of market on May 7, 2014, the per share value of the ORBCOMM Common Stock was $6.00, $0.84 per share above the average cost basis of $5.16 per share and above the June 30, 2013 valuation of $4.49 per share as presented on the attached balance sheet.

The Company sold a total of 336,317 shares of ORBCOMM, Inc. Common Stock during the nine months ended March 31, 2014 for total proceeds of $2,037,100, and an average selling price of approximately $6.06 per share, resulting in a net gain of $896,900.  The cost of the securities sold for purposes of computing the realized gain is based on the average cost of the securities.

The following table summarizes the activities related to investment in Marketable Securities for the nine months ended March 31, 2014:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Marketable Securities
						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Cost Basis	Per Share	Total Value	Gain	(Loss)
June 30, 2013	348,011	$2.91	$1,012,700	$4.49	$1,562,600	$549,900	$-

Shares sold	(101,118)	2.91	(294,300)

September 30, 2013	246,893	$2.91	$718,400	$5.24	$1,293,700	$575,300	$-

Shares sold	(140,713)	2.91	(409,500)

December 31, 2013	106,180	$2.91	$308,900	$6.34	$673,200	$364,300	$-

Shares sold prior to 2/24/14	(22,875)	2.91	(66,600)

Shares recorded pursuant
to ORBCOMM settlement	83,306	7.42	618,100

Subtotal	166,611	$5.16	$860,400

Shares sold after 2/24/14	(71,611)	5.16	(369,700)

March 31, 2014	95,000	$5.16	$490,700	$6.85	$650,800	$160,100	$-

Note D – Note Receivable

Note receivable of $434,000 and $375,000 at March 31, 2014 and June 30, 2013, respectively, represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The $434,000 balance at March 31, 2014 represents the outstanding amount drawn on a $400,000 credit line plus an amendment fee of $25,000 and $9,000 of accounting fees pursuant to the amended of the note during the current quarter as discussed below.  The note is secured by all assets of ACC and bears interest at the rate of 9.0% per annum.

ACC was unable to make the $100,000 payment due by December 31, 2013 under the note terms.  During the current quarter, the parties amended the note, delaying repayments until June 2014 when a $25,000 payment is due, followed by a July 2014 payment of $25,000 and subsequent monthly payments of $50,000 until the note is paid in full.  In addition, the interest rate increased from 7.5% to 9%, an amendment fee of $25,000 and $3,000 of accounting fees per month for January 2014 through March 2014 were deferred and added to the note balance, and certain warrants held by the Company were extended and re-priced.  The Company believes the value of these warrants to be de minimis and no value has been recorded.  Finally, a personal guarantee for $50,000 was obtained from the founding partner of ACC.

The Company has reviewed ACC’s current projections and its new business plan, and believes the new plan will provide for repayment of the ACC note under the payment terms discussed above.  The new plan is based upon the assumption that immigration reform will not be passed by Congress.  If immigration reform is passed in the next few months, it is assumed the impact on ACC’s business plan would be positive.  No provision for collectability has been recorded as of March 31, 2014 as current ACC financial projections indicate the note will be paid under the amended terms.  ACC is currently in compliance with all terms of the amended note.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note E – Land, Property and Equipment

Land, Property and Equipment at March 31, 2014 and June 30, 2013 consist of the following:

	June 30, 2013	Additions	March 31, 2014
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,707,700	6,900	2,714,600
Production equipment	207,800	16,100	223,900
	2,966,800	23,000	2,989,800
Less accumulation depreciation	(190,200)	(129,200)	(319,400)
Land and improvements	1,429,900	50,100	1,480,000
Construction in progress	133,400	12,700	146,100
Net book value	$4,339,900	$(43,400)	$4,296,500

Note F – Earnings Per Share

Basic and diluted income (loss) per share of common stock was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period using the treasury stock method.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the nine months ended March 31, 2014 and 2013, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  While the Company had net income for the three and nine months ended March 31, 2014, the potentially dilutive securities are priced above the average market price for the respective periods and are therefore antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,076,600 and 769,200 at March 31, 2014 and 2013, respectively.

Note G – Equity

The Company issued 30,000 shares of Common Stock during the nine months ended March 31, 2014 for services and recorded a cost of $11,700 for the shares.

During the nine months ended March 31, 2014, the Company recognized a comprehensive unrealized gain on marketable securities in the amount of $507,100 to reflect the increase in value of Marketable Securities held during the period, offset by a reclassification of $896,900 for realized gain on marketable securities sold during the period included in Net Income (Loss). These amounts are reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity as a net change of ($389,800) during the nine months ended March 31, 2014. See Note A – Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements for additional discussion of fair value of financial instruments and marketable securities.

In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  For the six months ended December 31, 2013, the Company had repurchases under the program for a total of 56,800 shares at a cost of approximately $26,100, or $.46 per share.  During the current quarter, the board of directors renewed the stock repurchase program, extending it through December 31, 2014 and establishing an aggregate future amount of shares that may be purchased under the program to 2 million shares.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At March 31, 2014 and June 30, 2013, no Preferred Stock of any series was issued or outstanding.  Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2013 for additional discussion of the Company’s authorized and allocated preferred shares.

Note H - Contingent Payments

Contingent payments at March 31, 2014 and June 30, 2013 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	March 31,	June 30,
	2014	2013
Fair value - contingent land payment	$655,500	$641,400
Fair value - contingent purchase price	524,300	513,200
	1,179,800	1,154,600
Less current portion	(50,000)	(50,000)
Fair value - contingent payments, long-term	$1,129,800	$1,104,600

Contingent land payment of $655,500 at March 31, 2014 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter and $800,000 annually) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the nine months ended March 31, 2014 by $14,100.

Contingent purchase price of $524,300 at March 31, 2014 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 24 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent purchase price during the nine months ended March 31, 2014 by $11,100.

Note I – Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $417,400 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado. A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility. The amount of $417,400 as of March 31, 2014 reflects a 1.8% inflation adjustment recorded during the fiscal year ended June 30, 2013.

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

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that, over the expected lease period, will build liquid assets to meet the asset retirement obligation.  During the nine months ended March 31, 2014, the Company made the required quarterly payments.  The balances in the trust account for the asset retirement obligation as of March 31, 2014 and June 30, 2013 were $44,000 and $30,000, respectively.

Note J – Commitments and Contingencies

Sale of StarTrak Systems, LLC

In May of 2011, the Company sold the operations of StarTrak Systems, LLC (“StarTrak”), a subsidiary comprising the Company’s Wireless Asset Management segment, to ORBCOMM Inc. (“ORBCOMM”).  (See Form 10-K for the year ended June 30, 2013 for a further discussion on the sale).   The following discusses the remaining unresolved items related to the sale prior to the current quarter:

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

ORBCOMM delivered to Alanco on August 12, 2011, a written statement of the Current Assets, Current Liabilities and Net Working Capital Amount pursuant to the terms of the Agreement reflecting a working capital adjustment in favor of ORBCOMM of approximately $700,000.  Under terms of the Agreement, Alanco submitted a “Notice of Disagreement” of the Net Working Capital Amount submitted by ORBCOMM.  The Agreement stipulates third party arbitration to resolve disagreements over the working capital adjustment.  The Company had recorded a reserve in excess of $100,000 for this contingent liability as of December 31, 2013 and June 30, 2013.

Product Warranty Escrow - The APA required a Product Warranty Escrow account in the amount of 166,611 shares of ORBCOMM common stock be established to provide for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000.  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the shares to ORBCOMM from the escrow account, the remaining shares would be distributed to Alanco. To recognize at December 31, 2013 and June 30, 2013 the potential return of ORBCOMM shares under this agreement, Alanco had reduced the balance of the Marketable Securities by the value of 83,306 shares. The 83,306 share reduction was based on management’s best estimate of the warranty costs.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Settlement of Working Capital Adjustment and Product Warranty Escrow – To avoid significant litigation/resolution expenses, the parties negotiated a general settlement for the working capital adjustment and all product warranty liabilities.  The agreement, effective February 24, 2014, required a) ORBCOMM to release to Alanco all ORBCOMM Common Shares (166,611 shares) held in the warranty escrow account; b) Alanco to pay ORBCOMM $691,000; c) ORBCOMM (through its StarTrak subsidiary) to pay a past due Alanco invoice in the amount of approximately $48,000 and required both parties to agree to provisions of a general mutual release.  The effect of the settlement was to give Alanco the ability to sell the 166,611 ORBCOMM shares held in escrow and increased Alanco’s gain on sale of its StarTrak subsidiary, by $121,700.  That amount is included in Other Income for both the three months and nine months ended March 31, 2014.

Legal Proceedings

The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2014, there was no such litigation pending deemed material by the Company.

Note K – Related Party Transactions

During the current quarter, the Company reported that Mr. Robert Kauffman, the Company’s President and Chief Executive officer died on March 8, 2014.  Mr. Kauffman had been President, CEO and Chairman of the Board of the Company since August 1998.   The Board appointed John A. Carlson to serve as President and CEO effective March 14, 2014.  Mr. Carlson has been with the Company since November 1998 and his previous position was Executive Vice President and CFO.

Both Mr. Kauffman and Mr. Carlson had employment agreements that allowed the Company to reduce salaries (with corresponding reductions in the employees’ time commitment).  The Company had elected to effect that provision with a 40% reduction in salaries for both parties effective October 16, 2013.  The salary reductions continued until April 1, 2014, when, in consideration of Mr. Carlson’s appointment as President and CEO, Mr. Carlson’s full salary was reinstated.

The Board also appointed Danielle Haney as Chief Financial Officer.  Ms. Haney joined the Company in September 2001 and has most recently served as Corporate Controller and Corporate Secretary.  Ms. Haney will also continue to serve as Corporate Secretary.  The Board has delayed action regarding the nomination or naming of a successor director.

Note L – Subsequent Events

Subsequent to March 31, 2014, the Company sold approximately 10,000 shares of ORBCOMM, Inc. (presented at March 31, 2014 as Marketable Securities) for approximately $68,600, or an average of $6.86 per share.  See Note C – Marketable Securities for additional discussion on the ORBCOMM stock held.

On April 28, 2014 the Company held its Annual Meeting of Shareholders at the Company’s offices in Scottsdale, Arizona for the purpose of considering two proposals.  Both proposals were approved by shareholders.  Refer to the Company’s Form 8-K filed on May 1, 2014 disclosing the voting results.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note M - Liquidity

             During nine months ended March 31, 2014, the Company reported a net income of $133,900 and for fiscal year ended June 30, 2013, the Company reported a net loss of ($683,000).  For the next year, the Company expects to meet its working capital and other cash requirements with its current operations, cash reserves and sales of marketable securities as required.  However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning classification and valuation of investments, the estimated fair value of stock-based compensation, expense recognition, realization of deferred tax assets, accounts and note receivables, estimated useful lives of fixed assets, the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.  For a discussion of our critical accounting policies and estimates, refer to the Company’s Form 10-K for the fiscal year ended June 30, 2013.  There have been no material changes to our critical accounting policies during 2014.

ALANCO TECHNOLOGIES, INC.

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended March 31, 2014 versus three months ended March 31, 2013

Net Revenues
Net revenues reported for the quarter ended March 31, 2014 were $180,200 versus $92,100 for the quarter ended March 31, 2013, an increase of $88,100, or 95.7%.  While there is improvement for the comparative three month period as the Company develops customer relationships in the region, revenues continue to be inconsistent as water disposal operations remain in an early stage of development.  Water deliveries are also impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impact water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and improved weather allows additional oil and gas production activity, we expect revenues to increase.

Cost of Revenues
Cost of Revenues for the three months ended March 31, 2014 and 2013 were $137,400 and $131,400, respectively, an increase of $6,000 or 4.6% when comparing the periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  Variable costs of revenues include labor which decreased during the current quarter when compared to the same quarter of the prior year.  The labor cost decrease for the quarter was offset by an increase in variable land lease costs when compared to the same quarter of the prior year.  The gross margin for the three months ended March 31, 2014 and 2013 were 23.8% and (42.7%), respectively.  The improvement is due to revenue increases during the current three month period covering fixed costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2014 (consisting of corporate expenses, AES selling, general and administrative expense, and amortization of stock-based compensation) was $275,800, a decrease of $97,600, or 26.1%, compared to $373,400 reported for the quarter ended March 31, 2013.  Corporate expenses for the current quarter was $82,000 and represented a decrease of $70,200, or 46.1%, compared to corporate expenses of $152,200 reported for the comparable quarter ended March 31, 2013.  The decrease resulted primarily from increased allocation of corporate service cost to AES from $97,000 for the three months ended March 31, 2013 to $121,500 for the three months ended March 31, 2014 and a reduction in executive salaries which were effective during the quarter ended December 31, 2013.  AES expense of $193,800 for the quarter ended March 31, 2014 compared to $178,500 for the quarter ended March 31, 2013 reflects an increase of $15,300 or 8.6% when comparing the two periods and primarily reflects the increased corporate allocations.  The AES operating expenses relate to the Deer Creek Water Disposal facility that initiated operation during the quarter ended September 30, 2012 and represented general overhead associated with the operation.  There was no amortization of stock-based compensation during the current quarter versus $42,700 for the quarter ended March 31, 2013.  The decrease is reflective of no new stock options being issued during the current period.

Operating Loss
Operating Loss for the quarter ended March 31, 2014 was ($233,000), a decrease of $179,700, or 43.5%, compared to an Operating Loss of ($412,700) reported for the same quarter of the prior year.  The decreased operating loss resulted from the improvement to a gross profit of $42,800 for the quarter ended March 31, 2014 from a gross loss for the quarter ended March 31, 2013 of ($39,300) and a decrease in selling, general and administrative expenses during the current quarter as compared to the same quarter of the previous year as discussed above.

ALANCO TECHNOLOGIES, INC.

Other Income and Expense
Net interest income for the quarter ended March 31, 2014 was $11,200, an improvement of $6,100, or 119.6%, when compared to net interest income of $5,100 for the quarter ended March 31, 2013.  The increase in interest income related primarily to an increase in the average outstanding balance of the ACC note receivable and the increased interest rate on the note pursuant to the renegotiated terms.

During the quarter ended March 31, 2014, the Company recorded net gains on the sale of marketable securities of $288,200, resulting from the sale of approximately 94,486 shares of its ORBCOMM Common Stock at an average selling price of $7.67 per share, compared to net gains on sale of marketable securities in the comparable quarter of the prior year of $260,500, resulting from the sale of 144,958 shares of ORBCOMM Common Stock at an average selling price of $4.71 per share.

During the quarter ended March 31, 2014, the Company recorded other income, net of $86,700 as compared to $200 in the quarter ended March 31, 2013, an increase of $86,500.  The increase is primarily due to other income recorded in the current quarter of $121,700 for the settlement with ORBCOMM on the working capital adjustment and product warranty escrow, $25,000 for the loan amendment fee for the ACC note, offset by other expense of $60,000 accrued for estimated legal costs related to the Company’s Alanco/TSI PRISM, Inc. subsidiary.

Net Income (Loss)
Net income for the quarter ended March 31, 2014 amounted to $153,100, or $.03 per share, compared to net loss of ($146,900), or ($.03) per share, in the comparable quarter of the prior year for reasons previously discussed.

Comprehensive Income (Loss)
Comprehensive loss for the current quarter of ($51,100) reflects the $204,200 unrealized gain for the change in market value of the Company’s Marketable Securities held during the current quarter compared to the same period of the prior fiscal year.  Unrealized loss for the quarter ended March 31, 2014 consisted of the net value of three items:  1) the quarter ending market value reclassification adjustment for gain included in Net Income of $288,200; 2) an Unrealized Loss on Marketable Securities of $41,500 resulting from a decrease in the market value of the shares recorded during the current quarter pursuant to the ORBCOMM settlement, compared to the recorded cost,  and;  3) the net unrealized gain on marketable securities sold during the period of $125,500.  At March 31, 2014 the Company valued 95,000 shares of ORBCOMM, Inc. Common Stock at $6.85 per share for a total value of $650,800.

(B)	Nine months ended March 31, 2014 versus nine months ended March 31, 2013

Net Revenues
Net revenues reported for the nine months ended March 31, 2014 were $264,600 compared to $237,400 for March 31, 2013, an increase of $27,200, or 11.5%.  Revenues continue to be inconsistent as water disposal operations remain in an early stage of development and the Company develops relationships with potential customers in the region.  Water deliveries are also impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and improved weather allows additional oil and gas production activity, we expect revenues to increase.

Cost of Revenues
Cost of revenues for the nine months ended March 31, 2014 were $292,900 as compared to $289,900 for the same nine month period of the prior year, a minimal increase when comparing the two periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  The gross margin (negative margin) for the nine months ended March 31, 2014 and 2013 were (10.7%) and (22.1%), respectively.  The improvement in gross margin when comparing the periods is primarily due to the increased revenues in the current nine month period.

ALANCO TECHNOLOGIES, INC.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended March 31, 2014 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and depreciation expense) was $850,000, a decrease of $189,700, or 18.2%, compared to $1,039,700 reported for the nine months ended March 31, 2013.  Corporate expenses for the nine month period was $237,500 and represented a decrease of $245,000, or 50.8%, compared to corporate expenses of $482,500 reported for the comparable nine months ended March 31, 2013.  The decrease resulted primarily from increased allocation of corporate service cost to AES from $225,500 for the nine months ended March 31, 2013 to $408,250 for the nine months ended March 31, 2014 and a reduction to executive salaries which were effective during the quarter ended December 31, 2013.  AES operating expense was $612,500 for the nine months ended March 31, 2014 as compared to $446,200 for the same nine month period of the prior year, an increase of $166,300, or 37.3%.  The primary reason for the increase is the increased allocation of corporate service cost to AES as described above partially offset by lower professional services fees as compared to the prior year.  In addition, the Deer Creek Water Disposal facility initiated operation during August 2012 resulting in the prior year nine months not being a full nine months of expense.  There was no amortization of stock-based compensation during the nine months ended March 31, 2014 versus $111,000 for the nine months ended March 31, 2013.  The decrease is reflective of no new stock options being issued during the current period.

Operating Loss
Operating Loss for the nine months ended March 31, 2014 was ($878,300), a decrease of $213,900, or 19.6%, compared to an Operating Loss of ($1,092,200) reported for the same period of the prior year.  The decreased operating loss resulted primarily from decreased selling, general and administrative expenses, as discussed above.

Other Income and Expense
Net interest income for the nine months ended March 31, 2014 was $27,300, an improvement of $10,300, or 60.6%, when compared to net interest income of $17,000 for the same period ended March 31, 2013.  The increase in interest income related primarily to an increase in the average outstanding balance of the ACC note receivable and the increased interest rate on the note pursuant to the renegotiated terms.

During the nine months ended March 31, 2014, the Company recorded net gains on the sale of its Symbius investment of $86,800.  During the nine months ended March 31, 2014, the Company recorded a gain of $896,900 on the sale of 336,317 shares of its ORBCOMM Common Stock at an average selling price of $6.06 per share, compared to net gains on sale of marketable securities of $751,500 during the same period ended March 31, 2013, resulting from the sale of 747,873 shares of its ORBCOMM Common Stock at an average selling price of $3.91 per share.

During the nine months ended March 31, 2014, the Company recorded other income, net of $88,000 as compared to $300 in the nine months ended March 31, 2013, an increase of $87,700.  The increase is primarily due to other income recorded in the current quarter of $121,700 for the settlement with ORBCOMM on the working capital adjustment and product warranty escrow, $25,000 for the loan amendment fee for the ACC note, offset by other expense of $60,000 accrued for estimated legal costs related to the Company’s Alanco/TSI PRISM, Inc. subsidiary.

Net Income (Loss)
Net income for the nine months ended March 31, 2014 amounted to $133,900, or $0.03 per share, compared to a net loss of ($236,600), or ($.05) per share, in the comparable period of the prior year for reasons previously discussed.

ALANCO TECHNOLOGIES, INC.

Comprehensive Income (Loss)
Comprehensive loss for the nine month period ended March 31, 2014 of ($255,900) reflects the $389,800 unrealized loss for the change in market value of the Company’s Marketable Securities held during the current period.  Unrealized gain for the nine months ended March 31, 2014 consisted of the net value of three items:  1) the nine months ending market value reclassification adjustment for gain included in Net Income (Loss) of $896,900; 2) an Unrealized Loss on Marketable Securities of $19,900 resulting primarily from an increase in the market value of the shares held at March 31, 2014 compared to the value at June 30, 2013, and; 3) the net unrealized gain on marketable securities sold during the period of $527,000.  At March 31, 2014 the Company valued 95,000 shares of ORBCOMM, Inc. Common Stock at $6.85 per share for a total value of $650,800.

Liquidity and Capital Resources

The Company’s current assets at March 31, 2014 exceeded current liabilities by $2,310,800, resulting in a current ratio of 12.5 to 1.  At June 30, 2013, current assets exceeded current liabilities by $2,526,500 reflecting a current ratio of 10.3 to 1.  The reduction in net current assets at March 31, 2014 versus June 30, 2013 was due primarily to the sale of Marketable Securities – Restricted the Company held in ORBCOMM, Inc. offset primarily by increases to cash and cash equivalents.

Accounts receivable of $53,300 represents the outstanding billings at March 31, 2014 of the AES water disposal operation that initiated operations during August 2012.  Other receivables totaling $5,400 represents billings to ACC for interest of $3,300 and legal fees associated with the note restructuring of $2,100.

Cash used in operations for the nine month period ended March 31, 2014 was ($677,300), a decrease of ($673,000), or 49.8% compared to the ($1,350,300) reported for the same period of the prior year.  The decrease in net cash used in operations for the nine months ended March 31, 2014 was due primarily to decreases in operating losses for the nine months ended March 31, 2014 and less cash used for accounts payable and accrued expenses compared to the same period of the prior year.

 Cash provided by investing activities for the nine month period ended March 31, 2014 was $1,282,500, a decrease of $1,084,800, or 45.8% compared to the $2,367,300 provided for the same period of the prior year.  The decrease was primarily due to lower proceeds from the sale of marketable securities during the period and the $643,800 payments pursuant to the StarTrak sale, offset by a reduction in the purchases of land, property, and equipment.

Cash used by financing activities for the nine month period ended March 31, 2014 was ($26,100) compared to cash used by financing activities of ($200,000) for the same period of the prior year, a change of ($173,900).  The change was primarily due to the repurchase of treasury shares of $26,100 in the current period as compared to the payment of a $200,000 note payable paid during the same period of the prior year.

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

ALANCO TECHNOLOGIES, INC.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2014, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2014, no shares of Company stock were sold.

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
/s/ Danielle Haney
Danielle Haney
Chief Financial Officer
Alanco Technologies, Inc.