Form 10-K
ALANCO TECHNOLOGIES INC
filed 2014-09-29
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer ___ (Do not check if a smaller reporting company)
Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
___           Yes             X           No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,425,100.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of September 18, 2014, there were 4,962,500 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Alanco Technologies, Inc. (Stock Symbol: ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or “Alanco” refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  In previous SEC filings, Alanco reported three business segments: Data Storage, Wireless Asset Management and RFID Technology.  During the fiscal year ended June 30, 2010, the Company sold its Data Storage business segment and in fiscal year ended June 30, 2011 sold the remaining RFID Technology and Wireless Asset Management business segments.  During the fiscal year ended June 30, 2014, the Company recorded the final adjustment on the sale of its Wireless Asset Management assets.  During fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, Inc. (“AES”) which acquired assets and completed construction of a water treatment and disposal facility, discussed below, which began receiving produced water in August 2012.  All operating revenue for fiscal years ended June 30, 2014 and 2013 were generated by AES’s water treatment and disposal operations.

RECENT BUSINESS DEVELOPMENTS

Alanco Energy Services, Inc. - In April 2012, AES, a subsidiary of the Company, executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO (“Deer Creek site”) and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreements included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct and operate the facilities. Subsequent to the TCO agreement, AES renegotiated an amended lease that became effective on May 1, 2012.  The terms of the amended lease requires minimum monthly lease payments plus additional rent based upon quantities of produced water received at the site. In addition, under the TCO agreement, TCO can earn additional payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent purchase price obligation), starting January 1, 2014. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

AES also purchased a 160 acre site near Grand Junction, CO (“Indian Mesa site”) from Deer Creek Disposal, LLC ("DCD"), for additional expansion of the disposal facility and potential land fill site.  As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note which was paid on its November 15, 2012 due date.  AES has also agreed to contingent quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses, not to exceed $200,000 for any calendar quarter (contingent land payment).  See notes 5 and 9 in the notes to consolidated financial statements under Item 8 to this Form 10-K for additional discussion on the transfer of the land lease and the contingent purchase price obligation incurred.

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

Acts of domestic terrorism and war impacted general economic conditions and our ability to operate profitably.  As a result of terrorist acts and resulting military actions, there has been a disruption in general economic activity.  There may be other consequences resulting from past acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, and personnel, which we may not be able to anticipate.  These terrorist acts and acts of war may continue to impact the economy, and in turn, may reduce the demand for the Company’s products and services, which would harm the Company’s ability to make a profit.

The Company may not have sufficient capital to meet the liquidity needs to develop assets or otherwise pursue its business plan; and there is no assurance that additional capital can be obtained through the sale of stock or additional financing.  Although management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised, we believe that, based on our fiscal 2015 operating plan, cash flow and additional funding sources will be adequate to meet our anticipated future requirements for working capital expenditures and scheduled lease payments for the next twelve months.  We will need to materially reduce expenses, or raise additional funds through public or private debt or equity financing, or both, if the revenue and cash flow elements of our 2015 operating plan are not met.  If we need to seek additional financing to meet working capital requirements, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our business, operating results, financial condition and ability to continue operations will be materially adversely affected.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

A significant portion of our current assets are invested in ORBCOMM Inc. (NASDAQ: ORBC) Common Stock.  Because the consideration we received from ORBCOMM for substantially all of the assets of our subsidiary, StarTrak Systems, LLC, consists of ORBCOMM Common Stock, such stock remains one of our primary assets.  We anticipate selling the remaining shares over a period of time to maximize our return.  As long as the ORBCOMM Common Stock constitutes a substantial portion of our assets, fluctuations in the market price of such stock may significantly affect our value.

A significant portion of our current assets are represented by the note receivable from American Citizenship Center, LLC.  The Company has a note receivable from American Citizenship Center, LLC (“ACC”).  ACC, a related party, is a company that provides self-help immigration services for undocumented youth under policies developed by the Department of Homeland Security.  ACC’s business plan had anticipated immigration reform would be enacted, which has not occurred.  Most recent news on immigration was a commitment by President Obama that he would act on immigration via “Executive Action”; however, there is no assurance this will occur which could negatively impact the Company’s ability to collect on the note.

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

In March 2014, the Company announced the passing of Robert Kauffman, President and CEO of the Company.  In reaction to Mr. Kauffman’s death, the Board of Directors elected John Carlson as President and CEO and Danielle Haney as Chief Financial Officer of the Company.  Mr. Carlson, as Chief Financial Officer and Executive Vice President, had worked with Mr. Kauffman for the past 16 years.  Mr. Carlson was elected to the Board of Directors in 1999.  Ms. Haney had worked in senior financial positions with the Company since 2001.  The Board of Director’s believes the new management team is experienced and qualified to meet the challenges of their new positions, however, the loss of key corporate executives could have a significant effect on our Company.

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

Regulations in the oil and gas industry may negatively impact our Deer Creek facility and plans for Indian Mesa.  The Company’s Deer Creek facility and future plans for the Indian Mesa site could be negatively impacted by future regulations enacted by the State of Colorado and/or the Environmental Protection Agency.  While the Company would anticipate that future regulations would improve market demand for the services provided at the Deer Creek facility and those planned for Indian Mesa, there is no assurance that would be the case.  In addition, there is no assurance that future regulations would not negatively impact the Company’s development plans for Indian Mesa.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The market price of Alanco Class A Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

1.	actual or anticipated fluctuations in our operating results;
2.	the loss of key management or technical personnel;
3.	the outcome of any current or future litigation;
4.	the value of our marketable securities;
5.	changes in our financial estimates by securities analysts;
6.	broad market fluctuations;
7.	recovery from natural disasters; and
8.	economic conditions in the United States or abroad.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate office is located at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, in an approximately 1,500 square foot facility.  At June 30, 2014 the facility was leased under a one year lease requiring a monthly payment of approximately $1,600 (including rental tax).  Effective August 1, 2014, the lease expired and the Company continued occupancy under a month to month basis with continuing monthly payments of $1,700 (including rental tax).  Alanco also leased office equipment with a monthly payment of approximately $200 under a lease that expired in July 2013.

In April 2012, the Company formed Alanco Energy Services, Inc. ("AES"), a new wholly-owned subsidiary, and through AES executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO (known as the Deer Creek site) with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

AES has also entered into a definitive agreement with Deer Creek Disposal, LLC ("DCD") to acquire a 160 acre parcel of land approximately three miles from the Deer Creek site to provide additional expansion to the proposed water disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a noninterest bearing, secured, $200,000 note that was paid within terms on November 15, 2012. AES has also agreed to potential additional quarterly contingent land payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses up to a maximum of $200,000 per quarter (contingent land payment) with a net present value at June 30, 2014 and 2013 of $660,200 and $641,400, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism, Inc. (“TSI”) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company has recorded an accrued liability of $128,300 for the judgment and had posted a bond with the court.  The Company believes the net judgment amount fails to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  The Company has filed its Notice of Appeal and intends to vigorously pursue an appeal of the judgment.

    The Company may from time to time be involved in litigation arising from the normal course of business.  As of June 30, 2014, other than the litigation discussed above, there was no such litigation pending deemed material by the Company.

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

	Fiscal 2014		Fiscal 2013
Quarter Ended	High	Low	High	Low

September 30	$0.69	$0.41	$ .70	$ 0.55
December 31	$0.58	$0.43	$.79	$0.55
March 31	$0.47	$0.39	$.74	$0.53
June 30	$0.65	$0.36	$ .67	$0.44

As of June 30, 2014 and 2013 Alanco had approximately 2,300 holders of its Class A Common Stock, including an estimate of street name holders.

The Company issued a total of 30,000 shares of its Class A Common Stock during fiscal year ended June 30, 2014.  All shares were issued for services.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Alanco has paid no Common Stock cash dividends and has no current plans to do so.  During the fiscal years ended June 30, 2014 and 2013 the Company repurchased 56,800 and 21,000 common shares for $26,100 and $11,000 respectively, or an average of $.46 and $.52 per share, respectively.  The repurchased shares were retired prior to each year end.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

During fiscal year ended June 30, 2012, the Company formed AES as a wholly owned subsidiary and constructed the Deer Creek water treatment and disposal facility located near Grand Junction, CO.  The facility started to receive produced water in August 2012.  During fiscal 2014 and 2013, the Company continued the permitting process for the 160 acre site known as Indian Mesa for water treatment and disposal and a landfill/land farm operation.

Current Status of Deer Creek facility

The Deer Creek produced water disposal facility, located near Grand Junction, CO, became operational in August 2012 with annual evaporative capacity of approximately 300,000 barrels, providing Piceance Basin producers with significant transportation cost savings compared to alternative water disposal sites.  In November 2013, the facility received approval from the Mesa County Board of Commissioners allowing 24 hours a day, seven days per week operations for one year and the Company is currently reapplying for an extension.  The facility had previously been restricted to daylight hours Monday through Saturday.

Current Status of Indian Mesa facility

The permitting process for the Indian Mesa facility, located approximately 4 miles North West of the Deer Creek site, has been in process for a number of years with an initial County Use Permit issued in 2010 covering, among other things, evaporation ponds and land farming.  In December 2013, in response to an AES request to amend its County Use Permit (“CUP”), the Mesa County Board of Commissioners unanimously approved a new CUP for AES to construct and operate on its 160 acre Indian Mesa site evaporation ponds and/or landfill for disposal of solid oil and gas (O&G) waste, such as drill cuttings, tank bottoms, sock filters, etc.  The approval also allows for solid and produced water disposal of Naturally-Occurring Radioactive Materials (NORM) and Technically Enhanced Naturally-Occurring Radioactive Materials (TENORM).  In June 2014 AES received final construction approval from the Colorado Department of Public Health and Environment (CDPHE) for twelve produced water disposal ponds, which if developed as planned, would be located on the north 80 acres of the Indian Mesa site.

The capacity of Indian Mesa is dependent on its type of development, which the Company is still planning.  If 80 acres is developed as 12 ponds as discussed above, the annual capacity at Indian Mesa for produced water, not considering enhanced evaporation, would be approximately 1 million barrels.  If the remaining 80 acres were developed into landfills, the capacity would be approximately 3 million cubic yards.  If the entire 160 acres were developed into landfill, the solid waste capacity would increase to approximately 8 million cubic yards.  Complete build-out of its Indian Mesa facility, including both landfill and evaporative ponds, would result in a unique Western Colorado “one stop shop” for all O&G waste products, including NORM and TENORM contaminated waste streams.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning classification and valuation of investments, the estimated fair value of stock-based compensation, realization of deferred tax assets, collectability of accounts and note receivable, estimated useful lives and carrying value of fixed assets, the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities, and the Company’s ability to continue as a going concern.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The SEC suggests that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, revenue recognition, the classification and valuation of marketable securities, realization of accounts and note receivable, stock-based compensation, the recorded values of accruals and fair values of assets and liabilities including the Company’s contingent liabilities.

Revenue Recognition
The Company uses four factors to determine the appropriate timing of revenue recognition.  Three of these factors are generally factual considerations that are not subject to material estimates (evidence of an arrangement exists, the service has been performed and the fee is determinable).  The fourth factor includes judgment regarding the collectability of the sales price.  The Company’s written arrangement with customers establishes payment terms and the Company only enters into arrangements when it has reasonable assurance that it will receive payment from the customer.  The assessment of a customer’s credit-worthiness is reliant on management’s judgment on factors such as credit references and market reputation.  If any sales are made that become uncollectible, the Company establishes a reserve for the uncollectible amount.

Classification and Valuation of Marketable Securities
The Company classifies its investments in marketable securities at the time of acquisition and reviews such classifications at each balance sheet date.  Marketable securities are classified as held to maturity, trading, or available for sale depending on the Company’s ability and plans for sale.  Marketable securities are valued based on their classification.  The Company’s current marketable securities on hand are classified as available for sale and are measured at fair value on a recurring basis by using quoted market prices.  The cost of the securities sold is based on average cost of the security.

Realization of Accounts and Note Receivable
The Company uses the allowance method for potentially uncollectible trade accounts and note receivable.  An allowance for doubtful accounts is established based a review of outstanding account balances.  The Company reviews payment history and credit worthiness in the determination of its allowance for doubtful accounts.  In addition, the Company has reviewed ACC projected revenues, related assumptions and cash flows when evaluating the collectability of the note receivable.

Stock-Based Compensation
The Company has stock-based compensation plans and the associated compensation cost is amortized on a straight-line basis over the vesting period.  The Company estimates the fair value of stock-based compensation using the Black-Scholes valuation model using the following inputs:  the plain-vanilla method for expected term based on the contractual term and vesting period of the award, the expected volatility of daily changes in the market price of the Company’s common stock, the assumed risk-free interest rate and an assumption of future forfeitures based on historical cancellations and management’s analysis of potential forfeitures.

Recorded Values of Accruals
The Company makes accruals for liabilities based on reasonable estimates for known or anticipated obligations.  Estimates may be based on known inputs, experience with similar situations, or anticipated outcomes.  Estimates for the Company’s asset retirement obligation and contingent payments are determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  Estimates for the asset retirement obligation were developed by a consultant knowledgeable about the State of Colorado regulatory requirements and use vendor estimates for the various activities required for the closure of the Deer Creek facility.  Estimates for the contingent payments were calculated based on projected income, cash flows and capital expenditures for the Deer Creek and Indian Mesa facilities under current plans.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Fair Values of Assets and Liabilities
The Company estimates fair values for assets and liabilities at certain points in time based on information known at that time using the Accounting Standards Codification (“ASC”) and recognizes transfers as they occur.  The ASC uses a three level hierarchy:  Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs, other than quoted prices included with Level 1, and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value.  The fair value of the Company’s Marketable Securities is based on Level 1 inputs using ORBCOMM’s quoted prices.  The asset retirement obligation and contingent payments discussed above use Level 3 inputs.

Results of Operations

Net Revenues
Revenues for the year ended June 30, 2014 were $649,000 as compared to revenues for the year ended June 30, 2013 of $390,600, an increase of $258,400, or 66.2%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil.  Revenues for fiscal 2014 were concentrated approximately 87.9% with four customers versus revenues for fiscal 2013 which were concentrated approximately 96.6% to two customers.  The significant customers represented $77,700, or 79.5% of the accounts receivable balance at June 30, 2014, while the significant customers for fiscal 2013 did not have any accounts receivable balances outstanding at June 30, 2013.  The change in concentrations is representative of the Company’s continued development of relationships with customers in the region, which the Company anticipates to continue to improve. Revenues can be impacted by weather conditions, the prices of oil and gas which may impact drilling activities in the region, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.

Cost of Revenues
Cost of revenues for the years ended June 30, 2014 and 2013 were $447,700 and $402,000, respectively, an increase of $45,700 or 11.4%.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  The increase is due to higher depreciation in the current year plus additional pond maintenance costs.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 50% and 47% of the cost of revenues for the fiscal years 2014 and 2013, respectively.  Gross profit for the year ended June 30, 2014 was $201,300 with a gross margin of 31% and for the year ended June 30, 2013 was a gross (loss) of ($11,400).  The improvement is primarily due to increased revenues and gross profit is anticipated to improve as revenue increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year ended June 30, 2014 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and impairment charges) was $1,278,500, a decrease of $254,800, or 16.6%, compared to $1,533,300 reported for the fiscal year ended June 30, 2013. During fiscal 2014, the allocation of corporate service cost to AES was increased.  As a result, total corporate expenses plus AES selling, general and administrative expense are being compared in this discussion.  For fiscal year ended June 30, 2014, corporate expense plus AES selling, general and administrative expense was $1,118,000 as compared to $1,294,700 for fiscal year ended June 30, 2013, a decrease of $176,700, or 13.6%.  The combined decrease is primarily due to a reduction in corporate salaries reflecting a change in staff levels and a decrease in fees paid for professional services, offset by increases in legal expense.  Amortization of stock-based compensation for the fiscal year 2014 is zero as compared to $238,600 for fiscal year 2013.  There were no new stock options grants during the fiscal year ended June 30, 2014.  During the fiscal year ended June 30, 2014, the Company recorded an impairment charge of $160,500 related to an injection well located on the Deer Creek property.  During the fourth quarter of fiscal 2014, the Company met with State of Colorado officials regarding the injection well permit and due to the length of time the process was taking and the uncertainty of a positive outcome, decided to record the impairment charge.

Operating Loss
Operating Loss for the year ended June 30, 2014 was ($1,077,200), a decrease of $467,500, or 30.3%, compared to an Operating Loss of ($1,544,700) reported for the prior year.  The decreased operating loss resulted from an increase in revenues and a corresponding increase in gross profit as well as a decrease in selling, general and administrative expenses in fiscal 2014 versus fiscal 2013.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Other Income and Expense
Net interest income for the year ended June 30, 2014 was $37,500, an improvement of $14,600 when compared to interest income of $22,900 for the year ended June 30, 2013.  The increase in interest income related to the increase in the outstanding amount of the ACC note and the increase in the interest rate effective during the current fiscal year.

During fiscal year 2014, the Company recorded a gain of $121,700 on the settlement of the fuel sensor escrow and working capital adjustment related to the sales of its StarTrak subsidiary in fiscal 2011 to ORBCOMM.  In addition, the Company recorded a gain of $913,800 on the sale of 349,192 shares of ORBCOMM Common Stock at an average selling price of $6.08 as compared to the prior fiscal year which has a gain of $751,500 on the sale of 747,873 shares of its ORBCOMM Common Stock at an average selling price of $3.91 per share plus a gain of $86,800 on the sale of its Symbius investment.  Finally, the Company had $102,000 of other expense during the year ended June 30, 2014 as compared to other income of $500 reported in the comparable period of the prior year.  Other expense in fiscal 2014 was primarily the result of an accrual recorded for a legal matter for which the Company is pursuing an appeal offset by other income from the amendment fee negotiated on the ACC note during the current year.

Net Loss
Net Loss for the year ended June 30, 2014 was ($106,200), a decrease of $576,800, or 84.5%, when compared to the net loss of ($683,000) for the previous year ended June 30, 2013.  The decrease in net loss was primarily due to the improved revenue and gross profit and reduced selling, general and administrative expenses during the current year.

Comprehensive Income
Comprehensive Income for the year ended June 30, 2014 represents the unrealized change in market value of the Company’s Marketable Securities held at June 30, 2014 compared to June 30, 2013.  Comprehensive income for the year ended June 30, 2014 consisted of the net value of three items:  1) the reclassification adjustment for realized gains included in Net Income of $913,800; 2) an Unrealized Loss on Marketable Securities, net of tax, of ($65,600) resulting from a decrease in the market value of the shares held at June 30, 2014 compared to the market value at June 30, 2013, and; 3) the net unrealized gain on marketable securities sold during the period of $550,700.  At June 30, 2014 the Company valued 85,000 shares of ORBCOMM, Inc. Common Stock at $6.59 per share for a total value of $560,100.

Liquidity and Capital Resources

The Company’s current assets exceeded its current liabilities by $2,066,400 at June 30, 2014, representing a current ratio of 7.3 to 1.  At June 30, 2013 the Company's current assets exceeded current liabilities by $2,526,500 and reflected a current ratio of 10.3 to 1.  The decrease in current ratio at June 30, 2014 versus June 30, 2013 resulted primarily from the sale of marketable securities, proceeds of which were primarily used to invest in Land, Property and Equipment, pay ORBCOMM pursuant to the StarTrak sale, and fund operating losses.

Net cash used in operating activities for the fiscal year ended June 30, 2014 was ($769,700) compared with net cash used in operating activities for the prior fiscal year of ($1,588,200).  The decrease of $818,500 resulted primarily from a $308,900 decrease in net loss before non-cash income and expenses and $622,300 changes in accounts payable and accrued expenses, offset by $77,600 change in accounts receivable and $86,000 change in prepaid expenses.  Overall, the decrease in cash used in operations reflects an increase in sales as AES increased its customer base in its second year of operations.

Consolidated receivables at June 30, 2014 were $106,000 compared to receivables at June 30, 2013 of $42,400.  The receivables at June 30, 2014 relate to $96,800 of trade receivables for AES plus $9,200 of receivables from ACC.  The receivable at June 30, 2013 relate to $9,600 of trade receivables for AES plus $32,800 of receivables from ACC.

Net cash provided by investing activities during the current year was $1,315,000, a decrease of $924,300 compared to net cash provided by investing activities in the prior year of $2,239,300.   The decrease was due primarily to a reduction in proceeds from the sale of marketable securities of $803,800 and an increase in expenditures for payments pursuant to the StarTrak sale of $643,800, offset by a reduction in expenditures of approximately $792,200 for the purchase of land, property and equipment.

Net cash used in financing activities during the fiscal year ended June 30, 2014 amounted to ($26,100), a decrease of $212,900 compared to net cash used in financing activities of ($239,000) for the fiscal year ended June 30, 2013.  The decrease is primarily due to a reduction in net repayment of borrowings offset by a small increase in the purchase of treasury shares.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

At June 30, 2014, the Company reported Marketable Securities that consisted of 85,000 shares of ORBCOMM Inc. (NASDAQ: ORBC) Common Stock, valued at approximately $560,100, or $6.59 per share.  The shares were received as part of the Company’s asset sale of its StarTrak Systems, LLC subsidiary in May 2011.  At June 30, 2014, these available for sale securities were valued using a Level 1 fair value measurement based on unadjusted quoted prices for identical assets in active markets which is more fully described in Note 1 – Nature of Operations and Significant Accounting Policies to the consolidated financial statements.   At June 30, 2013, the Company held approximately 348,011 shares of ORBCOMM Common Stock valued at approximately $1.6 million.  We anticipate selling the remaining stock over a period of time to maximize our return.  As long as the ORBCOMM Common Stock constitutes a substantial portion of our assets, fluctuations in the market price of such stock may significantly affect our value.  See Note 4 – Marketable Securities to the consolidated financial statements for additional discussion on the ORBCOMM investment.

The Company has made a significant investment through June 30, 2014 in Alanco Energy Services, Inc. investing approximately $1.5 million in land and $2.9 million in evaporation ponds and equipment for the Deer Creek water disposal site.  The Company plans on continuing its sale of ORBCOMM stock discussed above to fund the additional investments.

The Company has a note receivable from American Citizenship Center, LLC (“ACC”), a related party, established to provide ACC working capital.  As of June 30, 2014, the note has an outstanding balance of $409,000.  The note is secured by all assets of ACC and bears interest at the rate of 9% per annum.  Under the agreement and amendments thereto, the Company was issued a total of 300,000 warrants to purchase membership units of ACC at an exercise price of $1.00 per unit.  The expiration date of the warrants are August 31, 2016 and the value of said warrants is considered immaterial at both June 30, 2014 and 2013 due to the startup nature of ACC and the premium exercise price compared to the most recent membership unit sales, therefore, no value has been recorded for these warrants.

Although management cannot assure that it will achieve projections, or that additional debt and/or equity will not be required, we believe our cash balances at year end, projected cash flows from operations, and working capital will provide adequate capital resources to maintain operations as they currently exist for the next year.  If additional working capital is required during fiscal 2015 due to an acquisition or merger and not obtained through additional long-term debt, equity capital or operations, it could adversely affect future operations.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13
Consolidated Balance Sheets As of June 30, 2014 and 2013. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14
Consolidated Statements of Operations For the Years Ended June 30, 2014 and 2013. . . . . . . . . . . . . . . .	15
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended June 30, 2014 and 2013. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended June 30, 2014 and 2013. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Consolidated Statements of Cash Flows For the Years Ended June 30, 2014 and 2013 . . . . . . . . . . . . . . .	18
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20

Note 1 - Nature of Operations and Significant Accounting Policies
Note 2 - Stock-Based Compensation
Note 3 - Note Receivable
Note 4 - Marketable Securities
Note 5 - Alanco Energy Services
Note 6 - Sale of Operating Segment
Note 7 - Land, Property and Equipment
Note 8 - Investments
Note 9 - Contingent Payments
Note 10 - Asset Retirement Obligations
Note 11 - Income Taxes
Note 12 - Related Party Transactions
Note 13 - Commitments and Contingencies
Note 14 - Shareholders' Equity
Note 15 - Retirement Plan
Note 16 - Selected Consolidated Quarterly Financial Data
Note 17 - Liquidity
Note 18 - Subsequent Events

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the results of its operations, comprehensive income (loss), changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
September 29, 2014

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

ASSETS	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$1,215,600	$696,400
Accounts receivable - trade, net	96,800	9,600
Other receivables - related party	9,200	32,800
Note receivable, current - related party	300,000	375,000
Marketable securities	560,100	1,562,600
Prepaid expenses and other current assets	212,700	121,000
Total current assets	2,394,400	2,797,400

LAND, PROPERTY AND EQUIPMENT, NET	4,163,000	4,339,900

OTHER ASSETS
Note receivable, long-term - related party	109,000	-
Trust account - asset retirement obligation	48,700	30,000
Prepaid royalties, long-term	50,000	50,000
TOTAL ASSETS	$6,765,100	$7,217,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$278,000	$220,900
Contingent payments, current	50,000	50,000
Total current liabilities	328,000	270,900

LONG-TERM LIABILITIES
Contingent payments, long-term	1,138,300	1,104,600
Asset retirement obligation	423,700	417,400
TOTAL LIABILITIES	1,890,000	1,792,900

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,962,500 and 4,989,300 shares
issued and outstanding at June 30, 2014 and 2013, respectively	109,106,800	109,121,200
Accumulated Other Comprehensive Income	121,200	549,900
Accumulated Deficit	(104,352,900)	(104,246,700)
Total shareholders' equity	4,875,100	5,424,400
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,765,100	$7,217,300

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2014	2013
NET REVENUES	$649,000	$390,600

Cost of revenues	(447,700)	(402,000)

GROSS PROFIT (LOSS)	201,300	(11,400)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	307,800	592,400
Alanco Energy Services	810,200	702,300
Amortization of stock-based compensation	-	238,600
Impairment charge	160,500	-
	1,278,500	1,533,300

OPERATING LOSS	(1,077,200)	(1,544,700)

OTHER INCOME AND EXPENSES
Interest income (expense), net	37,500	22,900
Gain on sale of StarTrak	121,700	-
Gain on sale of investments	913,800	838,300
Other income (expense), net	(102,000)	500
NET LOSS	$(106,200)	$(683,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,944,600	5,009,000

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30,

	2014	2013

Net loss	$(106,200)	$(683,000)

Reclassification adjustment for realized gains included in net loss	(913,800)	(751,500)

Net unrealized gain (loss) on marketable securities held at June 30,	(65,600)	428,000

Net unrealized gain on marketable securities sold during the year	550,700	489,800

Comprehensive Loss	$(534,900)	$(516,700)

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME (LOSS)	DEFICIT	TOTAL
Balances, June 30, 2012	5,010,300	$108,893,600	-	$-	$383,600	$(103,563,700)	$5,713,500
Value of stock-based compensation	-	238,600	-	-	-	-	238,600
Shares of Alanco common stock repurchased	-	-	21,000	11,000	-	-	11,000
Treasury shares retired	(21,000)	(11,000)	(21,000)	(11,000)	-	-	(22,000)
Other comprehensive income adjustment	-	-	-	-	166,300	-	166,300
Net loss	-	-	-	-	-	(683,000)	(683,000)
Balances, June 30, 2013	4,989,300	$109,121,200	-	$-	$549,900	$(104,246,700)	$5,424,400
Shares of Alanco common stock repurchased	-	-	56,800	26,100	-	-	26,100
Treasury shares retired	(56,800)	(26,100)	(56,800)	(26,100)	-	-	(52,200)
Shares issued for services	30,000	11,700	-	-	-	-	11,700
Other comprehensive income adjustment	-	-	-	-	(428,700)	-	(428,700)
Net loss	-	-	-	-	-	(106,200)	(106,200)
Balances, June 30, 2014	4,962,500	$109,106,800	-	$-	$121,200	$(104,352,900)	$4,875,100

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,200)	$(683,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,600	147,100
Accretion of fair value - contingent payments and asset retirement obligation	40,000	37,000
Gain on sale of Symbius investment	-	(86,800)
Gain on sale of StarTrak, excluding shares for services valued at $7,800	(129,500)	-
Gain on sale of marketable securities	(913,800)	(751,500)
Stock issued for services	11,700	-
Note receivable issued for ACC amendment and accounting fees	(34,000)	-
Stock-based compensation for options	-	238,600
Impairment charge	160,500	-
Changes in operating assets and liabilities:
Accounts receivable	(87,200)	(9,600)
Other receivables - related party	23,600	(16,000)
Prepaid expenses and other current assets	(109,900)	(23,900)
Trust account - asset retirement obligation	(18,700)	(30,000)
Accounts payable and accrued expenses	212,200	(410,100)
Net cash used in operating activities	(769,700)	(1,588,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	(25,000)	(150,000)
Proceeds from repayment of Symbius and ACC notes	25,000	175,000
Purchase of land, property and equipment	(165,200)	(962,400)
Proceeds from sale of marketable securities	2,124,000	2,927,800
Proceeds from sale of Symbius investment, net of legal expenses	-	248,900
Payments pursuant to StarTrak sale	(643,800)	-
Net cash provided by investing activities	1,315,000	2,239,300

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on borrowings	-	(228,000)
Purchase of treasury shares	(26,100)	(11,000)
Net cash used in financing activities	(26,100)	(239,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	519,200	412,100

CASH AND CASH EQUIVALENTS, beginning of period	696,400	284,300

CASH AND CASH EQUIVALENTS, end of period	$1,215,600	$696,400

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2014	2013
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Net cash paid during the period for interest	$-	$6,300
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(428,700)	$166,300
Value of stock-based compensation for options	$-	$238,600
Value of shares issued in payment of services	$11,700	$-
ORBCOMM preferred stock converted to common stock	$18,200	$-

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Alanco Technologies, Inc. (Stock Symbol: ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or “Alanco” refers to Alanco Technologies, Inc. and its wholly-owned subsidiaries.  During the fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, Inc. (“AES”), for the purpose of obtaining property to establish a water disposal facility near Grand Junction, CO to receive produced water generated as a byproduct from oil and natural gas production in Western Colorado.  The new facility started to receive produced water in August 2012. See Note 5 - Alanco Energy Services for discussion of AES transactions.

Principles of Consolidation – These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The consolidated financial statements for the years ended June 30, 2014 and 2013 include, where appropriate, the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco Energy Services, Inc. and StarTrak Systems, LLC (“StarTrak”) (collectively, the “Company”).  Alanco is an Arizona corporation, Alanco Energy Services, Inc. is a Colorado corporation and StarTrak is a Delaware LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain prior year numbers have been reclassified to conform to the current year presentation.  During fiscal year 2013, the Company had a gain of $86,800 on the sale of its Symbius investment, which, for the current year’s presentation has been included in the $838,300 gain on sale of investments along with the $751,500 realized gains on the sale of marketable securities.  This reclassification had no effect on net loss or net loss per share.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition – The Company operates the Deer Creek water disposal facility near Grand Junction, CO and bills customers (primarily in the oil and gas industry) for produced water received.  The Company generally recognizes revenue at the time the produced water is received at the Deer Creek facility, filtered and billed.  In addition, the Company has revenue from oil reclamation and generally recognizes oil revenue when the oil is picked up by the customer.  Water and related oil revenues can be impacted by weather conditions and the prices of oil and gas which may impact drilling activities.  Revenue is generally recognized when all the following have been met:

•	Persuasive evidence of an arrangement exists;
•	The service has been performed or product delivered;
•	The customer’s fee is deemed to be determinable and free of contingencies or significant uncertainties; and
•	Collectability is probable.

Accounts Receivable - Trade and Other – The Company provides for potentially uncollectible trade accounts receivable and other receivables by use of the allowance method.  An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding, the Company’s prior history of collections and the customer’s credit worthiness.  The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  The Company does not typically accrue interest or fees on past due amounts and the receivables are generally unsecured. The Company’s allowance for doubtful accounts receivable was approximately $1,000 and $0 at June 30, 2014 and 2013, respectively.

Notes Receivable – The Company provides for potentially uncollectible notes receivable by use of the allowance method.  An allowance for uncollectible notes receivable is provided based upon a review of the individual notes outstanding and the note holder’s credit worthiness.  The Company charges off uncollectible notes receivable when all reasonable collection efforts have been exhausted.  Interest income from notes receivable is recognized when earned.  There was no allowance for doubtful notes receivable at June 30, 2014 and 2013.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Marketable Securities – The Company determines the appropriate classification of its investments in marketable equity securities at the time of acquisition and re-evaluates such determinations at each balance sheet date.  Marketable securities are classified as held to maturity when the Company has the positive intent and ability to hold securities to maturity.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with the unrealized gains and losses recognized in earnings.  Marketable securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair value, with the unrecognized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders’ equity.  The Company measures and discloses its investments in marketable securities, which are classified as available for sale, at fair value on a recurring basis, in accordance with the Accounting Standards Codification (“ASC”).  The cost of the securities sold is based on average cost of the security.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Fair Value of Assets and Liabilities – The estimated fair values for assets and liabilities are determined at discrete points in time based on relevant information. The ASC prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs, other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.  These estimates involve uncertainties and cannot be determined with precision.  The Company’s policy is to recognize transfers into and out of Level 1, 2 and 3 categories as of the date of the event or change in circumstances occurs.

The following are the classes of assets and liabilities measured at fair value on a recurring basis at June 30, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2014
Marketable Securities - Available for Sale	$560,100	$-	$-	$560,100

Asset Retirement Obligation	-	-	423,700	423,700

Contigent Land Payment	-	-	660,200	660,200

Contingent Purchase Price	-	-	528,100	528,100
	$560,100	$-	$1,612,000	$2,172,100

Fair Value of Marketable Securities – The estimated fair values of Marketable Securities are determined at discrete points in time based on relevant market information.  The Marketable Securities is comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  Under the terms of the Asset Purchase Agreement between the Company and ORBCOMM for the asset sale of StarTrak, the Company is limited to selling up to 279,600 shares (12 ½% of the total shares received) per month.  Additionally, 166,611 shares of the ORBCOMM stock were previously held in a Product Warranty Escrow account.  These shares were released on February 24, 2014 pursuant to a settlement agreement as discussed further in Note 6 – Sale of Operating Segment.  These sales restrictions are why the fair value measurement of Marketable Securities, prior to February 24, 2014, was based on quoted prices for similar assets in active markets that are directly observable and thus represented a Level 2 fair value measurement.  However, management did not believe the restriction would interfere with any plans to market their stock holdings.  As such, the trading price was used as fair value with no further adjustment.  As of February 24, 2014, these sales restrictions no longer existed.  As such, the fair value measurement after February 24, 2014 and at June 30, 2014 is based on unadjusted quoted prices for identical assets in active markets and thus represents a Level 1 fair value measurement.  There was no change to the fair value of the shares held prior to February 24, 2014 since the trading price previously used was also fair value with no further adjustment.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued liabilities.  The fair value of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or their effective interest rates.

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

The Company makes significant estimates and assumptions concerning the classification and valuation of investments, the estimated fair value of stock-based compensation,  realization of deferred tax assets, collectability of accounts and note receivable, estimated useful lives and carrying values of fixed assets, the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities, and the Company’s ability to continue as a going concern.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Impairment of Intangibles and Other Long-Lived Assets - The Company’s policy is to perform an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  If the net carrying value of the asset exceeds estimated future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.  During fiscal year ended June 30, 2014, the Company recorded an impairment charge of $160,500 for an injection well located on the Deer Creek property.  No impairment charge was recorded in the fiscal year ended June 30, 2013.

Income (Loss) Per Share - The income (loss) per share (“EPS”) is presented in accordance with the provisions of the ASC.  Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and Diluted EPS were the same for fiscal 2014 and 2013, as the Company had net losses during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).

Stock options representing 823,400 shares of Class A Common Stock were outstanding at June 30, 2014 with exercise prices ranging between $.50 and $1.50. The weighted average exercise price for all outstanding options was $0.63.  Stock options representing 1,084,100 shares of Class A Common Stock were outstanding at June 30, 2013 with exercise prices ranging between $.50 and $1.50.  The weighted average exercise price for all outstanding options was $.67.  There were no stock warrants outstanding at June 30, 2014.  Stock warrants representing 95,100 Class A Common Shares were outstanding at June 30, 2013 with exercise price of $2.64.  The weighted average exercise price was $2.64.

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

Concentrations - The Company invests its excess cash in short term bank investments that in some cases exceeds the maximum FDIC insurance amount.  At June 30, 2014 and 2013, deposits in excess of FDIC insured limits amounted to $955,900 and $487,700, respectively.  The Company currently has a substantial amount of its assets invested in ORBCOMM Common Stock, received as partial consideration in the sale of the Wireless Asset Management segment during fiscal 2011.  Although the Company performed due diligence during the negotiations with ORBCOMM and believes that ORBCOMM Common Stock is a good investment, no assurance can be made that the stock will maintain its value.  As long as the ORBCOMM Common Stock constitutes a substantial portion of our assets, fluctuations in the market price of such stock may significantly affect our value.  See Note 4 - Marketable Securities for additional discussion of the investment.

Approximately 87.9% of AES revenues were generated by four customers during the fiscal year 2014 and all four customer accounts were current or paid in full as of June 30, 2014.  During fiscal year 2013, 96.6% of AES revenues were generated by two customers and all amounts billed to those customers were paid in full as of June 30, 2013.  The significant customers represented $77,700, or 79.5% of the accounts receivable balance at June 30, 2014, while the significant customers for fiscal 2014 did not have any accounts receivable balance outstanding at June 30, 2013.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date.  The guidance is effective for fiscal and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

In March 2014, the FASB issued technical corrections and improvements related to glossary terms.  The ongoing project will facilitate clarification and improvements to glossary terms and updates are effective upon issuance as applicable to affected accounting guidance.  The Company has adopted the updates, which had no material impact on its financial position and results of operations.

In May 2014, the FASB issued guidance regarding revenue from contracts with customers.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.   The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period and early adoption is not permitted.  The Company is currently assessing the impact on its financial position and results of operations.

In August 2014, the FASB issued guidance regarding the presentation of financial statements relative to going concern disclosures.  The guidance is effective for annual periods ending after December 15, 2016 and early application is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

2.	STOCK-BASED COMPENSATION

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on the date of grant.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

There were no options granted during the year ended June 30, 2014 and assumptions for the award of options granted during the year ended June 30, 2013 were:
Awards Granted in the Year Ended
Assumption	June 30, 2013
Dividend yield	0%
Expected volatility	62%
Risk-free interest rate	2%
Expected life of options (in years)	2.5
Weighted average grant-date Black Scholes calculated fair value	$0.20

The following table summarizes the Company’s stock option activity during fiscal year 2014:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
	Number of	Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2013	1,084,100	$0.67	4.18	$296,100	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited, expired or cancelled	(260,700)	0.78	-	(83,500)	-
Outstanding June 30, 2014	823,400	$0.63	3.35	$212,600	$-
Exercisable June 30, 2014	823,400	$0.63	3.35	$212,600	$-

(1) Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the
Company's common stock as of June 30, 2014, for those awards that have an exercise price currently below the closing price as of
June 30, 2014 of $0.48.
(3) Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

The Company did not have any option grants during the fiscal year ended June 30, 2014 and therefore there was no stock-based compensation expense for options during the period.  During the fiscal year ended June 30, 2013, the Company recognized $84,800 of stock-based compensation expense for options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2014, the Company had no outstanding warrants.  The following table summarizes the Company’s warrant activity during the year ended June 30, 2014:

Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding, June 30, 2013	95,100	$2.64
Granted	-	-
Exercised	-	-
Canceled/Expired	(95,100)	2.64
Warrants Outstanding, June 30, 2014	-	$-

3.        NOTE RECEIVABLE

Note receivable at June 30, 2014 and 2013 represents a note due from American Citizenship Center, LLC (“ACC”), a related party.   Note receivable activity for fiscal years ended June 30, 2014 and 2013 consist of the following:

	2014	2013
Note receivable - beginning of year	$375,000	$300,000
Advances	25,000	150,000
Payments	(25,000)	(75,000)
Accounting and loan fees added to note	34,000	-
Total	409,000	375,000
Less long-term	(109,000)	-
Notes receivable - current	$300,000	$375,000

The $409,000 balance at June 30, 2014 represents the outstanding amount drawn on a $409,000 credit line at June 30, 2014. The note is secured by all assets of ACC and at June 30, 2014 bears interest at the rate of 9% per annum.  The note was modified in February 2014 resulting in an increase to the credit limit, an assessment of a $25,000 loan fee, a reduction of monthly repayment requirements, increasing the interest rate to 9% and adding a personal guarantee for up to $50,000 of the note balance.

In September 2014, ACC and the Company again modified the loan agreement by reducing the monthly payments to more properly match ACC’s expected cash flows from operations.  The terms of this modification were to reduce August 2014 through March 2015 monthly note payments from $50,000 to $25,000 per month.  In addition, the interest rate was increased to 9.5%.  The agreement has monthly payments starting in April 2015 of $50,000 per month until June 2015 when the note is scheduled to be paid in full.   However, ACC is relying on immigration reform or an Executive Action to significantly increase cash flows, which has proven difficult to estimate when it will occur.  Therefore, based on the history of the note modifications, the recent modification thereto, and ACC’s history of an ability to make monthly payments of $25,000, the Company has classified $300,000 of the note as current and $109,000 of the note as long-term.  Loan activity subsequent to June 30, 2014 consisted of $25,000 payments for each of July and August 2014 and the addition of a $10,000 loan fee resulting in a new note balance of $369,000 as of September 16, 2014, which is the effective date of the most recent modified loan agreement.  See Note 8 - Investments for additional discussion on the Company’s investment in ACC.

The Company has reviewed ACC’s current projections and its new business plan, and believes the new plan will provide for repayment of the ACC note under the payment terms discussed above.  The main plan was to capitalize on the significant opportunity that would be created by immigration reform, initially expected to occur in late 2012.  Immigration reform has not occurred as expected.  In fact, immigration reform has not occurred to date and the most recent news on immigration reform was a commitment by President Obama in early September 2014 that he would act on immigration reform via “Executive Action” after the United States mid-term elections during November 2014. The new plan is based upon the assumption that an Executive Action will be issued by December 2014. If Executive Action is taken or immigration reform is passed prior to that date, it is assumed the impact on ACC’s business plan would be positive. No provision for collectability has been recorded as of June 30, 2014 as current ACC financial projections indicate the note will be paid under the amended terms or at least at $25,000 per month until fully paid. ACC is currently in compliance with all terms of the amended note.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.      MARKETABLE SECURITIES

At June 30, 2014, the Company had Marketable Securities, which are classified as available for sale, in the amount of $560,100 representing the June 30, 2014 market value ($6.59 per share) of 85,000 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 2011 sale of StarTrak assets.  The number of shares held as of June 30, 2013 were net of an estimated 83,306 shares to be returned to ORBCOMM for settlement of obligations under the escrow agreements more fully discussed in Note 6 – Sale of Operating Segment.  During the fiscal year ended June 30, 2014, the Company settled the escrow and working capital obligations with ORBCOMM and all the shares were released to the Company.  The settlement is more fully discussed in Note 6 – Sale of Operating Segment.  The ORBCOMM common shares are registered under a currently effective ORBCOMM Form S-3 registration statement.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based upon the change in market value of $4.49 per share at June 30, 2013 to $6.59 per share at June 30, 2014, the Company recorded an unrealized gain on marketable securities held at June 30, 2014 (presented in the Consolidated Statements of Comprehensive Income (Loss)), of ($65,600) and an unrealized gain on marketable securities sold during fiscal 2014 of $550,700, offset by a $913,800 adjustment for unrealized gains previously recorded related to securities sold during the period.  The actual gain or loss of securities sold is reported in the Statement of Operations.  At June 30, 2014 and 2013, the Accumulated Other Comprehensive Income of $121,200 and $549,900, respectively, net of tax of nil, was presented in the Shareholders’ Equity section of the Consolidated Balance Sheets.

The Company reviews its marketable equity holdings in ORBCOMM on a regular basis to determine if its investment has experienced an other-than-temporary decline in fair value.  The Company considers ORBCOMM’s cash   position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review.  If it is determined that an other-than-temporary decline exists, the Company writes down the investment to its market value and records the related impairment as an investment loss in its Statement of Operations.  As of close of market on September 18, 2014, the per share value of the ORBCOMM Common Stock was $6.21, $1.05 per share above the cost basis of $5.16 per share and $0.38 below the June 30, 2014 valuation of $6.59 per share as presented on the attached balance sheet.  There was no impairment as of the date of this report and no impairment related to an other-than-temporary decline was recorded during the years ended June 30, 2014 and 2013.

During the fiscal year ended June 30, 2014, the Company sold a total of 346,317 shares of ORBCOMM, Inc. Common Stock for total proceeds of $2,124,000, and an average selling price of approximately $6.13 per share, resulting in realized gains totaling $913,800.

The following table summarizes the activities related to investment in Marketable Securities for the year ended June 30, 2014.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Marketable Securities

						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Cost Basis	Per Share	Total Value	Gain	(Loss)

June 30, 2013	348,011	$2.91	$1,012,700	$4.49	$1,562,600	$549,900	$-

Shares sold	(101,118)	2.91	(294,300)

September 30, 2013	246,893	$2.91	$718,400	$5.24	$1,293,700	$575,300	$-

Shares sold	(140,713)	2.91	(409,500)

December 31, 2013	106,180	$2.91	$308,900	$6.34	$673,200	$364,300	$-

Shares sold prior to 2/24/14	(22,875)	2.91	(66,600)

Shares recorded pursuant
to ORBCOMM settlement	83,306	7.42	618,100

Subtotal	166,611	$5.16	$860,400

Shares sold after 2/24/14	(71,611)	5.16	(369,700)

March 31, 2014	95,000	$5.16	$490,700	$6.85	$650,800	$160,100	$-

Shares sold	(10,000)	5.16	(51,600)

June 30, 2014	85,000	$5.16	$439,100	$6.59	$560,100	$121,200	$-

5.        ALANCO ENERGY SERVICES

During fiscal 2012, the Company formed Alanco Energy Services, Inc. (“AES”), a wholly-owned subsidiary, and in April 2012 executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.  The lease terms payable to the landlord include a minimum monthly lease payment of $100 per acre ($2,400 per month) during the initial ten year term of the lease, plus approximately $.25 per barrel of produced water received at the site.

The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of  landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord discussed above.  AES recorded the $100,000 payment as prepaid royalties.  The remaining prepaid balances at June 30, 2014 and 2013 were $58,700 and $79,300, respectively.

TCO can also earn additional purchase price payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent deferred payment), approximately the initial term of the lease. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.  See Note 9- Contingent Payments for additional discussion of the contingent deferred payment.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During April 2012, AES also entered into a definitive agreement with Deer Creek Disposal, LLC ("DCD") whereby AES acquired a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water treatment and disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due November 15, 2012, which was repaid upon maturity. AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter (contingent land payment).  See Note 9 - Contingent Payments for additional discussion of the contingent land payment.  The land, known as Indian Mesa, is currently undeveloped as the Company is in the permitting process.

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation were obtained in May 2012.  The management agreement expired in January 2013 and is continuing on a month to month basis.  During the fiscal year ended June 30, 2014, the Company paid TCO $221,900 under the management agreement and TCO earned an additional variable fee of approximately $4,000 for June 2014 revenues which was paid in July 2014.  In addition, the Manager of TCO, was issued 10,000 shares of Alanco Common Stock in March 2014 valued at $3,900.

6.        SALE OF OPERATING SEGMENT

Sale of StarTrak Systems, LLC

The assets of StarTrak Systems, LLC (“StarTrak”), a subsidiary comprising the Company’s Wireless Asset Management segment, were sold to ORBCOMM Inc. (“ORBCOMM”) effective in May 2011.  The transaction was structured as an asset purchase whereby ORBCOMM acquired substantially all of StarTrak’s assets and liabilities.  The transaction closing date was May 16, 2011.

Consideration Received - Total transaction consideration payable at close, including escrowed amounts as required by the agreement, for substantially all of the assets of StarTrak is equal to an aggregate face amount of approximately $17.7 million in cash, ORBCOMM Common and Series A Preferred Stock, Alanco Common and Series E Preferred Stock and the assumption of debt.  Consideration consisted of the following:

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Product Warranty Escrow - The escrow account for 249,917 shares (number 6 above) of ORBCOMM Common Stock, established under the escrow agreement described above, provided for the availability of ORBCOMM shares to pay for half of the out of pocket costs that may be incurred as a result of certain litigation pending against StarTrak at the time of the closing.  Subsequent to the closing, a settlement was reached among the litigants and ORBCOMM notified Alanco that its half of the settlement cost, including fees and expenses, amounted to approximately $100,000.  Under the escrow agreement, the shares returned to ORBCOMM in payment of the litigation costs, would be valued at $3.001 per share.  Final negotiation of the litigation escrow shares was completed in May 2012 and the agreement resulted in 29,990 of the escrow shares being distributed to ORBCOMM with the 219,927 balance distributed to Alanco.

The second escrow account in the amount of 166,611 shares of ORBCOMM common stock, established under item 7 above, provided for the availability of ORBCOMM shares to pay for half of certain product warranty costs incurred during the period March 1, 2011 to April 30, 2012, but only to the extent total warranty costs during the period exceed $600,000 (“fuel sensor escrow”).  Under the escrow agreement, shares returned to ORBCOMM in payment of those warranty costs would again be valued at $3.001 per share.  Upon distribution of the required shares to ORBCOMM, if any, from the escrow account, the remaining shares would be distributed to Alanco.  To recognize at June 30, 2013 the potential return of ORBCOMM shares under this agreement, Alanco had reduced the balance of the Marketable Securities by the value of 83,306 shares.

Working Capital Adjustment – The Asset Purchase Agreement also provided compensation for changes in working capital between November 30, 2010 and May 31, 2011, the measurement date, determined in accordance with GAAP consistently applied.  If working capital, defined as current assets minus current liabilities less long-term deferred revenue, increased over the period, ORBCOMM was to pay the value of that increase in cash or additional ORBCOMM Common Stock under number 10 above.  If the defined working capital decreased during the period, Alanco was to return that amount from ORBCOMM Common Stock, valued at $3.001 per share, issued under number 10 above.

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

Settlement of Working Capital Adjustment and Product Warranty Escrow – In February 2014, the parties negotiated a general settlement for the working capital adjustment and all product warranty liabilities.  The agreement, effective February 24, 2014, required a) ORBCOMM to release to Alanco all ORBCOMM Common Shares (166,611 shares) held in the warranty escrow account; b) Alanco to pay ORBCOMM $691,000; c) ORBCOMM (through its StarTrak subsidiary) to pay a past due Alanco invoice in the amount of approximately $48,000 and required both parties to agree to provisions of a general mutual release.  The effect of the settlement was to give Alanco the ability to sell the 166,611 ORBCOMM shares held in escrow and increased Alanco’s gain on sale of its StarTrak subsidiary, by $121,700, which is included in other income for the year ended June 30, 2014.

7.        LAND, PROPERTY AND EQUIPMENT

At June 30, 2014 and 2013, Land, Property and Equipment consist of the following:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2014	2013
Office furniture and equipment	$51,300	$51,300
Water disposal facility	2,714,600	2,707,700
Production equipment	232,000	207,800
	2,997,900	2,966,800
Less accumulated depreciation	(371,800)	(190,200)
Land and improvements	1,536,900	1,429,900
Construction in progress	-	133,400
Net book value	$4,163,000	$4,339,900

Land and improvements at June 30, 2014 represent costs related to the acquisition and permitting of 160 acres known as Indian Mesa.  Costs include the initial payment at closing of $500,000, a $200,000 assumed notes payable due and paid in November 2012, $625,000 present value of future contingent land payments, $199,600 in permit costs and $12,300 in legal expenses.

Water Disposal facility assets at June 30, 2014 consist of $1,804,600 in costs related to the construction and permitting of the evaporation ponds, $410,000 in asset retirement costs and $500,000 for fair value of contingent liabilities. Production equipment at June 30, 2014 of $232,000 represents the cost of equipment required to support the Deer Creek facility.

Construction in progress at June 30, 2013 consisted of $133,400 in drilling and permitting costs incurred to date for an injection well located on the Deer Creek property.  The Company incurred an additional $27,100 of costs during the fiscal year ended June 30, 2014 to pursue the permitting of the injection well.   During the fourth quarter of fiscal 2014, the Company met with State of Colorado officials regarding the injection well permit and due to the length of time the process was taking and the uncertainty of a positive outcome, the Company recorded an impairment charge for the $160,500 incurred as of June 30, 2014 on the project.

Related depreciation expense for the years ended June 30, 2014 and 2013 was $181,600 and $147,100, respectively.

8.        INVESTMENTS

American Citizenship Center, LLC

The Company invested in American Citizenship Center, LLC (“ACC”) in January 2012 when the Company agreed to provide a $300,000 working capital loan to ACC, a related party company that provides self-help immigration services for undocumented youth under a new policy developed by the Department of Homeland Security designed to allow certain people who did not intentionally violate immigration law to continue to live and work in the United States.  The Company received a $300,000 7.5% interest bearing note (payable quarterly) and a two year warrant to purchase 240,000 membership units of ACC at an exercise price of $1.25 per unit.  The note was payable in monthly installments of $75,000 commencing on March 31, 2013 and continuing until paid in full.  The note provided for Alanco to have board of director representation and is secured by all assets and properties of ACC.

ACC’s business plan had anticipated a level of demand for self-help services to provide revenues adequate to support a breakeven operation while ACC waited for immigration reform.  The main plan was to capitalize on the significant opportunity that would be created by immigration reform, initially expected to occur in late 2012.  Immigration reform has not occurred as expected. In fact, Immigration reform has not occurred to date and the most recent news on immigration reform was a commitment by President Obama in early September 2014 that he would act on immigration reform via “Executive Action” after the United States mid-term elections during November 2014.  Executive Action is now expected not to occur until December 2014.  Since the note repayment terms have been based upon immigration reform occurring by a projected date, the failure of immigration reform to occur has resulted in ACC’s inability to meet loan repayment obligations and requiring modified repayment terms.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal year ended June 30, 2013, Alanco agreed to amend the loan agreement increasing the maximum amount available under the loan to $400,000.  The additional availability was granted under similar terms and conditions to the original agreement and was used by ACC to open an office in Los Angeles, CA.  Under the amended promissory note, the outstanding principal shall be reduced to at least $300,000 on or before December 31, 2013 and $100,000 on or before March 31, 2014.  The remaining balance was due in full on or before June 30, 2014.  In consideration of the loan amendment, Alanco received an additional warrant to acquire 60,000 units of ACC at $1.25 per unit and the expiration date for all warrants issued to Alanco was extended to August 31, 2016.

Alanco again agreed to amend the loan agreement, during the quarter ended March 31, 2014, when ACC was unable to make the $100,000 payment due by December 31, 2013 under the note terms.  The parties amended the note, delaying repayments until June 2014 when a $25,000 payment was due, followed by a July 2014 payment of $25,000 and subsequent monthly payments of $50,000 until the note is paid in full.  In addition, the interest rate increased from 7.5% to 9%, an amendment fee of $25,000 and $3,000 of accounting fees per month for January 2014 through March 2014 were deferred and added to the note balance, and warrants to acquire 300,000 units of ACC held by the Company were repriced from $1.25 to $1.00 per unit. Finally, a personal guarantee for $50,000 was obtained from the founding partner of ACC.

In September 2014, ACC and the Company again amended the loan agreement modifying the loan repayment terms.  The amended terms require minimum payments of $25,000 through March 31, 2015 and $50,000 monthly payments thereafter until June 2015 when the remaining balance must be paid in full. In the event Executive Action occurs, prior to March 31, 2015, the monthly payments will increase to $50,000 per month on the month subsequent to the occurrence of Executive Action.  In addition, the interest rate was increased to 9.5% and a $10,000 amendment fee was added to the note resulting in a new note balance of $369,000 as of September 16, 2014, which is the effective date of the most recent modified loan agreement.  Finally, each of the significant owners of ACC (three individuals) was required to enter into a non-compete agreement with the Company relative to self-help services.

The Company considered the value of the ACC warrants to be immaterial at both June 30, 2014 and 2013 due to the startup nature of ACC and the premium exercise price compared to the most recent membership unit sales.  Therefore, no value has been recorded for these warrants.  At June 30, 2014 and 2013, ACC had outstanding note balances under Alanco’s commitment of $409,000 and $375,000 respectively.

9.        CONTINGENT PAYMENTS

Contingent payments at June 30, 2014 and 2013 are as follows:

	2014	2013
Contingent land payment	$660,200	$641,400
Contingent purchase price	528,100	513,200
	1,188,300	1,154,600
Less current portion	(50,000)	(50,000)
Contingent payments, long-term	$1,138,300	$1,104,600

Contingent land payment represents the net present value of $800,000 of contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter and $800,000 cumulative) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  During the fiscal year ended June 30, 2014 the Company owed $16,500 in contingent land payments while zero was owed in fiscal year 2013.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent purchase price of $500,000 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TCO transferred a land lease for approximately 24 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on the earlier of (i) the recovery of AES’s capital investment, or (ii) January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  The significant unobservable inputs used in the fair value measurement of the Company fair value calculation for both the contingent land payment and contingent purchase price are the probability of the contingent payments being realized, the timing of when the payments are paid and the discount rate applied.  Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

10.      ASSET RETIREMENT OBLIGATIONS

The Company initially recognized estimated asset retirement obligations (closure cost) at June 30, 2012 of $410,000 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal  property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The initial closure cost estimate, in then current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.

The Company reviews the contingent asset retirement obligation on a recurring basis and records changes in the period incurred.   At June 30, 2014, the estimated closure costs were again reviewed and the only adjustment was a 1.015% inflation adjustment as required under agreement with the Colorado Department of Public Health and Environment, increasing the asset retirement obligation to $423,700, AES’s approximate 75% share of the $566,000 estimated closure costs for both the Deer Creek facility and the adjacent Goodwin Solid Waste facility (Goodwin is not owned by AES).  At June 30, 2013, the only adjustment was a 1.8% inflation adjustment, increasing the asset retirement obligation to $417,400.  The significant unobservable inputs used in the fair value measurement of the Company’s fair value calculation for the asset retirement obligation include the estimated cost to close the Deer Creek facility in accordance with state approved closure plans, the projected timing of the closure and the discount rate applied.  Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making an initial payment of approximately $25,300 and quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.  For the fiscal years ended June 30, 2014 and 2013, the trust account balance was $48,700 and $30,000, respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.      INCOME TAXES

A reconciliation of anticipated statutory rates is as follows:

	2014	2013

Statutory rate	34.0%	34.0%
State income taxes, net of federal income
tax benefit	5.0%	5.0%
Reduction in valuation allowance related
to net operating loss carry-forwards and change
in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

    The components of the net deferred tax asset (liability) recognized as of June 30, 2014 and 2013 are as follows:

	2014	2013
Deferred tax asset	$13,200,000	$14,000,000
Less: estimated Section 382 adjustment	(4,000,000)	(4,000,000)
Net operating loss and capital loss carryforwards	9,200,000	10,000,000
Less: Valuation allowance	(9,200,000)	(10,000,000)

Net deferred tax	$-	$-

A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.  A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits.  The valuation allowance, which reflects a 100% reserve for all years reported above, decreased $800,000 from June 30, 2013 to June 30, 2014.  At June 30, 2014, the Company had net operating loss carry-forwards for federal tax purposes of approximately $32,600,000.  The loss carry-forwards, unless utilized, will expire from 2016 through 2033.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Such limitation of the net operating losses may have occurred which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved, however, the Company has estimated a limitation effect on deferred tax assets of approximately $4 million at June 30, 2014 and 2013.

12.      RELATED PARTY TRANSACTIONS

American Citizenship Center, LLC
At June 30, 2014 and 2013 the Company had a note due from American Citizenship Center, LLC (“ACC”), a related party, with balances of $409,000 and $375,000, respectively.  Refer to Note 3 – Note Receivable for further discussion.

During the fiscal years 2014 and 2013, the Company billed ACC a total of $73,100 and $58,800, respectively, which includes amounts for accounting services, legal services related to note modifications, and interest on the note.  The Company provides accounting services to ACC which may be terminated at ACC’s request starting in October 2014.  At June 30, 2014, the Company had unpaid receivables from ACC in the amount of $9,200, consisting of $6,000 in billings for accounting services and $3,200 representing one quarter of interest. Subsequent to year end, ACC made payments bringing these balances current.  At June 30, 2013, the Company had unpaid receivables from ACC in the amount of $32,800, consisting of $27,000 in billings for accounting services and $5,800 representing one quarter of interest.  At both June 30, 2014 and 2013, Mr. Robert Kauffman, CEO of Alanco until his death in March 2014, or his estate was an investor in the membership units and owned approximately 10% of ACC.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Board of Directors
The Company made cash payments of $2,250 to each of its independent directors during fiscal 2014.  In addition, the Company accrued $15,000 as of June 30, 2014 in recognition of the estimated value of stock awards anticipated to be granted to directors, or some other form of compensation, to compensate the directors for the lack of stock options granted during fiscal year 2014.  During fiscal 2013, each independent director was paid $2,250 in cash and was granted stock options valued at approximately $9,900.

13.      COMMITMENTS AND CONTINGENCIES

Employment agreements - On June 30, 2014, the Company entered into employment agreements, effective July 1, 2014 with the Company’s newly elected Chief Executive and Chief Financial Officers.  The elections resulted due to the March 2014 death of Robert Kauffman, past President and CEO of the Company.  The employment agreements provide for levels of compensation and continuation of benefit under Company benefit plans.  The agreements have severance provisions and are effective until 18 months after notice of termination is given by either party.  Copies of the employment agreements were attached as exhibits to the Form 8-K filed on July 1, 2014.

Leases – The Company’s corporate office is located at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, in an approximately 1,500 square foot facility.  At June 30, 2014 the facility was under a lease agreement which subsequently expired on July 31, 2014.  The Company is currently under a month to month agreement requiring payment of approximately $1,700 per month (including rental tax).

The ten year land lease related to Deer Creek, was effective May 1, 2012 and has two additional ten year option periods that may be activated by AES.  The initial terms of the lease requires minimum monthly lease payments of $100 per acre (increasing to $150 and $200 per acre for the second and third ten year option periods, respectively) plus additional royalty payments based upon quantities of produced water received (approximately $.25 per barrel) at the site. The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility resulting in extra costs to the landlord (owner of Goodwin Solid Waste).  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due to the landlord discussed above.  Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.

Rent expense for the fiscal years ended June 30, 2014 and 2013 were $50,200 and $47,400, respectively.  Future minimum non-contingent payments as of June 30, 2014 are as follows:

FUTURE MINIMUM PAYMENTS
FOR THE YEAR ENDED JUNE 30,
2015	$30,200
2016	28,600
2017	28,600
2018	28,600
2019	28,600
Thereafter	81,100
TOTAL	$225,700

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Legal Proceedings – The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism, Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company has recorded an accrued liability of $128,300 for the judgment, with the corresponding expense included in other income (expense), net. The Company believes the net judgment amount fails to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  The Company has filed its Notice of Appeal and intends to vigorously pursue an appeal of the judgment.   As required under the appeal process, the Company posted a bond with the court for $128,300, which is included in prepaid expenses and other current assets.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of June 30, 2014, other than the litigation discussed above, there was no such litigation pending deemed material by the Company.

14.      SHAREHOLDERS’ EQUITY

Preferred Shares – the Company has 25,000,000 authorized shares of Preferred Stock of which 5,000,000 have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  As of June 30, 2014 and 2013, no Preferred Stock of any series are issued or outstanding.  The Board of Directors is authorized to issue preferred stock in one or more series and denominations and to fix the rights, preferences, privileges, and restrictions, including dividend, conversion, voting, redemption, liquidation rights or preferences, and the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders.

Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of no par Class A Common Stock, each entitled to one vote per share, and 25,000,000 shares of Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share.  No Class B Common Stock has been issued and none was outstanding at June 30, 2014 and 2013.

During fiscal year ended June 30, 2014, the Company issued 30,000 shares of Class A Common Stock for services valued at $11,700.  During the same period, the Company repurchased and retired 56,800 shares for $26,100 resulting in a 56,800 reduction in outstanding shares of Common Stock.  There was no other stock-based compensation for the fiscal year ended June 30, 2014.

During the fiscal year ended June 30, 2013, no shares of the Company’s Class A Common Stock were issued.  During the same period, the Company repurchased and retired 21,000 shares for $11,000 resulting in a 21,000 share reduction in outstanding shares of Common Stock.  The value of stock-based compensation recognized for fiscal year ended June 30, 2013 was $238,600.

During the year ended June 30, 2014, the Company recognized a comprehensive income adjustment in the amount of ($428,700), reported in the Consolidated Statement of Changes in Shareholders’ Equity.  During the year ended June 30, 2013, the Company recognized a comprehensive income adjustment in the amount of $166,300, reported in the Consolidated Statement of Changes in Shareholders’ Equity.  See Note 4 – Marketable Securities, for additional discussion of fair value of financial instruments and marketable securities.

On December 12, 2011 the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  As of December 31, 2013 the Company had repurchases under the program for a total of 122,000 shares at a cost of approximately $67,400, or $.55 per share.  During the quarter ended March 31, 2014, the board of directors renewed the stock repurchase program, extending it through December 31, 2014 and establishing an aggregate future amount of shares that may be purchased under the program to 2 million shares.  No shares have been repurchased since the program was renewed.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants - As of June 30, 2014, the Company had no warrants outstanding.  The following is a table of activity related to all warrants.

		Weighted
	Number of	Average
	Shares	Exercise Price $
WARRANTS OUTSTANDING, June 30, 2012	150,400	$6.24
Granted	-	-
Exercised	-	-
Canceled/Expired	(55,300)	12.44
WARRANTS OUTSTANDING, June 30, 2013	95,100	2.64
Granted	-	-
Exercised	-	-
Canceled/Expired	(95,100)	2.64
WARRANTS OUTSTANDING, June 30, 2014	-	$-

Stock Options - As of June 30, 2014, the Company had stock options outstanding to purchase a total of 823,400 shares of Class A Common Shares with a weighted average exercise price of $.63.  All options outstanding were exercisable at June 30, 2014 and 2013.  The tables below, as well as the narrative following, provide further information regarding the Company’s stock options.

The following is a table of activity of all options:

	Shares	Exercise Price $
OPTIONS OUTSTANDING, June 30, 2012	674,100	$0.80
Granted	425,000	0.50
Exercised	-	-
Canceled/Expired	(15,000)	1.83
OPTIONS OUTSTANDING, June 30, 2013	1,084,100	0.67
Granted	-	-
Exercised	-	-
Canceled/Expired	(260,700)	0.78
OPTIONS OUTSTANDING, June 30, 2014	823,400	$0.63

All options granted had an exercise price of not less than the market price on date of grant, as stipulated in the stock option plans, of the Company's common stock.  No options were exercised during fiscal years ended June 30, 2014 and 2013.  If not previously exercised, options outstanding at June 30, 2014 will expire as follows:

Calendar Year	Number of	Weighted Average
of Expiration	Shares	Exercise Price
2014	9,400	$1.50
2015	4,000	1.50
2016	-	-
2017	385,000	0.75
2018	425,000	0.50
	823,400	$0.63

    Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2014 is as follows:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Price	Shares	Life (in years)	Price	Shares	Price
$0.50	425,000	3.97	$0.50	425,000	$0.50
$0.75	385,000	2.78	$0.75	385,000	$0.75
$1.50	13,400	0.35	$1.50	13,400	$1.50
Totals	823,400	3.35	$0.63	823,400	$0.63

The Company’s Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company’s Board of Directors.  Company stock options are issued to employees at an exercise price of not less than the fair market value, as determined under the option plan, on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years.  Options granted to employees under the Stock Option Plans, which are terminated prior to exercise, are considered to be available for grant to subsequent employees.  Total issued stock options for any plan may exceed those authorized due to termination of prior non-exercised grants.  Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted, with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.  Unless otherwise established by the Committee, the standard vesting schedule for incentive stock options is 10% vested immediately upon grant, 15% vested after twelve months from date of grant, 25% after two years from the date of grant, 25% after three years, and 25% after four years.  Stock options issued during the fiscal year ended June 30, 2013 were immediately vested upon grant and there were no options issued during the fiscal year ended June 30, 2014.   All of the options have been or will be registered on Form S-8 filings.  See Notes 1 and 2 for a discussion of the applicable accounting treatment of stock-based compensation for fiscal years 2014 and 2013.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alanco Stock Option Summary (1)
as of June 30, 2014
			Options	Issued and	Options	Options	Balance	Exercise
Plan		Authorized	Granted	Exercised	Cancelled	Outstanding	to Issue (6)	Price Range (5)
2002	(2)	75,000	156,000	27,000	94,200	34,800	--	$0.75
2002 D&O	(3)	25,000	40,800	5,200	15,800	19,800	--	$0.75 - $1.50
2004	(2)	100,000	188,500	67,600	88,500	32,400	--	$0.75
2004 D&O	(3)	50,000	83,100	13,200	33,100	36,800	--	$0.75 - $1.50
2005	(2)	150,000	272,279	81,971	160,108	30,200	37,829	$0.75
2005 D&O	(3)	50,000	96,000	4,000	92,000	--	46,000	$0.75
2006	(2)	375,000	746,272	82,003	476,769	187,500	105,497	$0.75
2006 D&O	(3)	125,000	184,375	23,750	127,549	33,076	68,174	$0.50 - $1.50
2011	(4)	750,000	769,823	291,024	30,000	448,799	10,177	$0.50 - $0.75

Totals		1,700,000	2,537,149	595,748	1,118,026	823,375	267,677

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

15.     RETIREMENT PLAN

The Company provides a 401(k) retirement plan for its employees.  Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment.  Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate.  Through the quarter ended December 31, 2013, the Company had a matching program equivalent to 25% of the amount deferred by employees, matching up to 4% of an employee’s annual compensation.  Effective January 1, 2014 and due to regulations for top heavy compliance, the Company adopted Safe Harbor provision in the 401(k) retirement plan which requires all employees receive a 3% match based on gross wages.  The Company’s matching contributions totaled $7,900 and $5,900 for the years ended June 30, 2014 and 2013, respectively.

16.      SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA  (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2014 and 2013.  In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto.  The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Net Sales	$14,800	$69,600	$180,200	$384,400
Cost of sales	68,800	86,700	137,400	154,800
Gross profit (loss)	(54,000)	(17,100)	42,800	229,600
Net income (loss)	(151,200)	132,100	153,100	(240,200)
Income (loss) per share - basic & diluted	$(0.03)	$0.03	$0.03	$(0.05)
Weighted Average Shares	4,944,300	4,941,800	4,932,500	4,962,500

2013
Net Sales	$101,200	$43,800	$92,100	$153,500
Cost of sales	64,500	93,900	131,400	112,200
Gross profit	36,700	(50,100)	(39,300)	41,300
Net income (loss)	95,900	(185,600)	(146,900)	(446,400)
Income (loss) per share - basic & diluted	$0.02	$(0.04)	$(0.03)	$(0.09)
Weighted Average Shares	5,010,300	5,010,300	5,010,300	5,005,300

17.          LIQUIDITY

During the fiscal year ended June 30, 2014 and 2013, the Company reported a net loss of ($106,200) and ($683,000), respectively.  For the next year, the Company expects to meet its working capital and other cash requirements with its cash reserves, cash flows from current operations, and sales of marketable securities as required.  However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

18.          SUBSEQUENT EVENTS

Subsequent to June 30, 2014 and through the date of this report, ACC paid $50,000 on its credit line and brought all amounts due current.  In September 2014, ACC and the Company amended the loan agreement by reducing monthly payments to more properly match expected cash flows.  The note was modified reducing August 2014 through March 2015 monthly note payments from $50,000 to $25,000 per month.  In addition, the interest rate was increased to 9.5%.  The agreement has monthly payments starting in April 2015 of $50,000 per month until June 2015 when the note is scheduled to be paid in full.  However, based on the history of the note modifications, the latest modification described above, and ACC’s history of making monthly payments of $25,000, the Company has classified $300,000 of the note as current, and $109,000 of the note as long-term as of June 30, 2014.

Subsequent to June 30, 2014, the Company sold 45,000 shares of ORBCOMM, Inc. (presented at June 30, 2014 as Marketable Securities) for approximately $279,100, or an average of $6.20 per share.  See Note 4 - Marketable Securities for additional discussion on the ORBCOMM stock held.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective.  Management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).  Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 and determined that the Company’s controls and procedures were effective at the reasonable assurance level.

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

None.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company, elected at Alanco’s April 28, 2014 Annual Meeting of Shareholders to serve in their capacity until the next meeting of the Shareholders are:

Name	Age	Position	Year First Director

Harold S. Carpenter	80	Director	1995
James T. Hecker	57	Director	1997
Robert R. Kauffman	74	Former Director/C.O.B./C.E.O.	1998
Thomas C. LaVoy	54	Director	1998
John A. Carlson	67	Director/C.E.O.	1999

Mr. Kauffman was appointed as Chief Executive Officer and Chairman of the Board effective July 1, 1998 and served in the position until his passing in March of 2014.  The board elected John Carlson as CEO at the March 2014 Board meeting, however, no action was taken regarding the nomination or naming of a successor director.

Robert R. Kauffman:         Mr. Kauffman was formerly President and Chief Executive Officer of NASDAQ-listed Photocomm, Inc., from 1988 until 1997 (since renamed Kyocera Solar, Inc.).  Photocomm was the nation's largest publicly owned manufacturer and marketer of wireless solar electric power systems with annual revenues in excess of $35 million.  Prior to Photocomm, Mr. Kauffman was a senior executive of the Atlantic Richfield Company (ARCO) whose varied responsibilities included Senior Vice President of ARCO Solar, Inc., President of ARCO Plastics Company and Vice President of ARCO Chemical Company.  Mr. Kauffman earned an M.B.A. in Finance at the Wharton School of the University of Pennsylvania, and holds a B.S. in Chemical Engineering from Lafayette College, Easton, Pennsylvania.

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

Non-Director Significant Employees

The following table provides information regarding non-director key officers for the Company.
Name	Age	Position	Appointed to Position

Danielle L. Haney	45	C.F.O.	2014

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

The Audit/Corporate Governance Committee provides general oversight of the Company’s financial reporting and disclosure practices, system of internal controls, and the Company’s processes for monitoring compliance by the Company with Company policies.  The Audit/Corporate Governance Committee reviews with the Company’s independent registered public accounting firm the scope of the audit for the year, the results of the audit when completed, and the independent registered public accounting firm’s fee for services performed.  The Audit/Corporate Governance Committee also recommends the independent registered public accounting firm to the Board of Directors and reviews with management various matters related to its internal accounting controls.  During the last fiscal year, there were four meetings of the Audit/Corporate Governance Committee.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by the Company for the services rendered during the fiscal years ended June 30, 2014 and 2013 to the Company's Chief Executive Officer and Chief Financial Officer during the last fiscal year (collectively, the "Named Executive Officers").  No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last two fiscal years.

						Long-Term
		Annual Compensation				Compensation
						Securities
						(# shares)
	Name and				Other (1)	Underlying
	Principal	Annual			Annual	Options
	Position	Salary		Bonus	Comp $	Granted in FY (2)

Robert R. Kauffman, CEO (4)
	FY 2014	$151,400	(3)	None	$24,600	-
	FY 2013	275,000	(3)	None	20,100	150,000
John A. Carlson, CEO / CFO (4)
	FY 2014	$200,100		None	$22,200	-
	FY 2013	245,000		None	10,700	75,000
Danielle L. Haney, CFO (4)
	FY 2014	$91,700		None	$1,800	-
	FY 2013	90,000		None	900	25,000

(1)	Represents supplemental executive benefit reimbursement for the year and Company matching for Alanco's 401(K) Profit Sharing Plan.
(2)	Five year stock options granted at not less than market on the date of exercise with vesting periods from full immediate
	vesting to a one year vesting schedule.
(3)	Includes $8,400 for fiscal year 2014 and $4,200 for fiscal year 2013 paid to Elizabeth Kauffman, Robert Kauffman's spouse,
	acting as an employee of the Company.
(4)	Robert R. Kauffman served as the Company's CEO through the date of his passing in March 2014. Effetive March 2014, the
	Company's Board of Directors appointed John A. Carlson to serve as the President and Chief Executive Officer and Danielle
	L. Haney to serve as the Chief Financial Officer.

Option Grants in Last Fiscal Year

During the fiscal year ended June 30, 2014, 260,700 previously granted stock options expired or were cancelled.  There were no stock options granted during the fiscal year ended June 30, 2014.

Aggregated Options and Warrants

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2014, and the value of the unexercised, in-the-money options at June 30, 2014.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Name	Shares Acquired On Exercise During 2014 Fiscal Year	Value Realized ($) (1)	Unexercised Options at Fiscal Year End (Shares) (2)	Exercise Price ($/Sh)	Expiration Date	Value of Unexercised In-The-Money Options at FYE ($) (3)
Robert Kauffman	0	0	150,000	$0.50	6/17/18	0
John Carlson	0	0	205,000	$0.50 - $0.75	4/9/17 to 6/17/18	0
Harold Carpenter	0	0	110,000	$0.50 - $0.75	4/9/17 to 6/17/18	0
James Hecker	0	0	150,000	$0.50 - $0.75	4/9/17 to 6/17/18	0
Thomas LaVoy	0	0	90,000	$0.50 - $0.75	4/9/17 to 6/17/18	0
Danielle Haney	0	0	45,000	$0.50 - $0.75	4/9/17 to 6/17/18	0

(1) Calculated as the difference between the closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2) Represents the number of securities underlying unexercised options that were exercisable at 2014 Fiscal Year End.
(3) Calculated as the difference between the closing price of the Company's Common Stock on June 30, 2014, and the exercise price for those options exercisable on June 30, 2014, with an exercise price less than the closing price, multiplied by the number of applicable options.

Option Grants Subsequent to Fiscal Year End

No employee stock options were granted subsequent to 2014 fiscal year end.

Employment Agreements and Executive Compensation

As of June 30, 2013, Executive Officers Robert R. Kauffman and John A. Carlson had employment agreements with severance provisions and were effective through December 31, 2014.  Mr. Kauffman’s employment agreement terminated in March of 2014, upon his passing.  On June 30, 2014, the Company entered into employment agreements, effective July 1, 2014, with the Company’s newly elected Chief Executive Officer and Chief Financial Officer.  The elections were required as a result of the March 2014 death of Robert R. Kauffman, past President and CEO of the Company.  The employment agreements provide for levels of compensation and continuation of benefit under company benefit plans.  The agreements have severance provisions and are effective until 18 months after notice of termination is given by either party.  The employment agreements were filed via Form 8-K on July 1, 2014 and are incorporated by reference to this 10-K filing.

Compensation of Directors

During fiscal year 2014, non-employee Directors were compensated for their services in cash for a total of $2,250 ($750 per meeting per day up to a maximum of $1,500 per meeting).  In addition, the Company accrued $15,000  as of June 30, 2014 in recognition of the estimated value of stock awards anticipated to be granted to directors, or some other form of compensation, to compensate for the lack of stock options granted during the fiscal year.  There were no grants of options during fiscal year 2014.  All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or voting rights as of September 19, 2014.  Information regarding the stock ownership of Robert R. Kauffman, former Alanco Chairman and Chief Executive Officer and John A. Carlson, current Alanco Chairman and Chief Executive Officer is also shown in the table in the following section, Current Directors and Executive Officers.  Exercisable stock options owned by the individuals listed below have exercise prices ranging from $0.50 to $0.75 per share.

Five Percent Owners

Class A
		Common		Total			Total
		Shares		Voting			Stock
		Owned		Rights			and
	Class A	Percent		Owned			Options
	Common	of	Total	Percent	Exercisable	Total Stock	Percent of
	Shares	Class	Voting	of	Stock	Owned and	Voting
	Owned	(1)	Rights	Class (1)	Options	Options	Rights (2)

Robert R. Kauffman Estate	632,824	12.75%	632,824	12.75%	150,000	782,824	15.31%
John A. Carlson	193,935	3.91%	193,935	3.91%	205,000	398,935	7.72%
Iroquois Capital Management, LLC (3)	474,398	9.56%	474,398	9.56%	-	474,398	9.56%

(1)	The percentages for Class A Common Stock shown are calculated based upon 4,962,500 shares of Class A Common Stock outstanding on September 19, 2014. The percentages for Total Voting Rights are calculated based upon 4,962,500 voting rights on September 19, 2014.
(2)	In calculating the percentage of ownership, option shares are deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by any other stockholders.
(3)	Per Schedule 13D filed with the SEC on May 7, 2014, Iroquois Capital Management, LLC with joint filers Iroquois Master Fund Ltd., Joshua Silverman and Richard Abbe are the owners of 474,398 shares of the Company’s Class A Common Stock. The address of the principal office of each of the Reporting Persons is 641 Lexington Avenue, 26th Floor, New York, New York 10022.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock beneficially owned as of September 19, 2014, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Securities of the Registrant Beneficially Owned (1)

							Total
				Total			Stock
	Class A	Shares		Voting	Stock	Total	Plus
	Common	Owned	Total	Rights	Options	Stock	Options
	Stock	Percent	Voting	Percent	Exercisable	Owned	Percent of
Name of	Shares	of Class	Rights	of Class	@ 9/19/14	Plus	Voting
Beneficial Owner (2)	Owned	(4)	Owned	(4)	+ 60 days (5)	Options	Rights (6)

Robert R. Kauffman	632,824	12.75%	632,824	12.75%	150,000	782,824	15.31%
Former Director/COB/CEO
John A. Carlson	193,935	3.91%	193,935	3.91%	205,000	398,935	7.72%
Director/EVP/CEO
Harold S. Carpenter	329	0.01%	329	0.01%	110,000	110,329	2.18%
Director
James T. Hecker (3)	22,187	0.45%	22,187	0.45%	150,000	172,187	3.37%
Director
Thomas C. LaVoy	2,914	0.06%	2,914	0.06%	90,000	92,914	1.84%
Director
Danielle L. Haney	-	0.00%	-	0.00%	45,000	45,000	0.90%
CFO

Officers and Directors	852,189	17.17%	852,189	17.17%	750,000	1,602,189	28.05%
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

(4)
The percentages for Class A Common Stock shown are calculated based upon 4,962,500 shares of Class A Common Stock outstanding on September 19, 2014.  The percentages for Total Voting Rights Percent of Class are calculated based upon 4,962,500 voting rights as of September 19, 2014.

(5)
Represents unexercised stock options issued to named executive officers and directors.  All options listed that were issued to the executive officers and directors were exercisable at September 19, 2014.

(6)
The number and percentages shown include the voting rights shares actually owned at September 19, 2014 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 19, 2014.  The percentages shown are calculated based upon 4,962,500 voting rights as of September 19, 2014.  In calculating the percentage of ownership, option shares are deemed to be outstanding for the purpose of computing the percentage of shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other stockholders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management

See Note 12 to the consolidated financial statements for related party transactions and discussion.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of the Company’s annual financial statements and review of the  Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, for the fiscal years ended June 30, 2014 and 2013 were approximately $80,900 and $82,000, respectively.

Audit Related Fees
In each of the last two fiscal years, there were no fees billed for assurance related services rendered by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” paragraph above.

Tax Fees
Semple, Marchal and Cooper, LLP billed tax preparation fees of $0 and approximately $12,600 for fiscal 2014 and 2013, respectively.

All Other Fees
Other than the services described above under “Audit Fees”, during the fiscal years ended June 30, 2014 and 2013, Semple, Marchal & Cooper, LLP did not provide tax or other services.

Audit Committee Pre-Approval Policies and Procedures

The 2014 and 2013 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent registered public accounting firm and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Exhibits
3(i)	Articles of Incorporation of Alanco Technologies, Inc. (1)
3(ii)	Bylaws of Alanco Technologies, Inc. (1)
3(iii)	Amendment to Articles of Incorporation or Bylaws of Alanco Technologies, Inc. (9)
3(iiii)	Audit/Corporate Governance Committee Charter (8)
4.1	Series B Preferred Convertible Stock Description (2)
10.1	1996 Directors and Officers Stock Option Plan and Kauffman and Carlson Stock Option Agreements (3)
10.2	2004 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (4)
10.3	2005 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (5)
10.4	2006 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (6)
10.5	Alanco 2011 Stock Incentive Plan (10)
10.6	Employment Compensation Agreement between the Company and Robert R. Kauffman (18)
10.7	Employment Compensation Agreement between the Company and John A. Carlson (18)
10.8	Employment Compensation Agreement between the Company and John A. Carlson (20)
10.9	Employment Compensation Agreement between the Company and Danielle L. Haney (20)
14.1	Corporate Code of Business Conduct and Ethics (7)
21	Subsidiaries of the Registrant
Name State of Incorporation
StarTrak Systems, LLC Delaware
Alanco Energy Services, Inc. Colorado
Alanco/TSI PRISM, Inc. Arizona
22.1	Published report regarding matters submitted to vote of security holders (17)
31.1	Certification of John A. Carlson, Chief Executive Officer of Alanco Technologies, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Danielle L. Haney, Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

Footnotes:
(1)	Incorporated by reference to Form 10KSB filed September 27, 2001
(2)	Incorporated by reference to Form DEFM14A filed April 22, 2002
(3)	Incorporated by reference to Form S-8 filed October 22, 1998
(4)	Incorporated by reference to Form S-8 filed February 17, 2005
(5)	Incorporated by reference to Form S-8 filed February 2, 2006
(6)	Incorporated by reference to Form S-8 filed March 21, 2007
(7)	Incorporated by reference to Form 10QSB filed November 15, 2004
(8)	Incorporated by reference to Form 14A filed October 18, 2004
(9)	Incorporated by reference to Form 8-K filed September 18, 2009
(10)	Incorporated by reference to Form S-8 filed June 21, 2011
(11)	Incorporated by reference to Form 8-K filed December 14, 2011
(12)	Incorporated by reference to Form 8-K filed January 3, 2012
(13)	Incorporated by reference to Form 8-K filed April 5, 2012
(14)	Incorporated by reference to Form 8-K filed April 10, 2012
(15)	Incorporated by reference to Form 8-K filed April 30, 2012
(16)	Incorporated by reference to Form 8-K filed August 1, 2012
(17)	Incorporated by reference to Form 8-K filed May 1, 2014
(18)	Incorporated by reference to Form 10-K filed October 13, 2011
(19)	Incorporated by reference to Form 10-K filed October 9, 2012
(20)	Incorporated by reference to Form 8-K filed July 1, 2014

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

ALANCO TECHNOLOGIES, INC.
                 (Registrant)
             /s/ Danielle L. Haney
                 Danielle L. Haney
                 Chief Financial Officer
Date: September 29, 2014

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Carlson and Danielle L. Haney, and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him or in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

             SIGNATURE                                                            TITLE                                                DATE

               /s/John A. Carlson                                                Director &                                                  September 29, 2014
                 John A. Carlson                                                   Chief Executive Officer

               /s/James T. Hecker                                                Director                                                      September 29, 2014
                               James T. Hecker

               /s/Harold S. Carpenter                                          Director                                                      September 29, 2014
                           Harold S. Carpenter

               /s/Thomas C. LaVoy                                              Director                                                      September 29, 2014
                                    Thomas C. LaVoy

By /s/        John A. Carlson
  Chief Executive Officer

Transfer Agent
Computershare Trust Company, Inc.
350 Indiana Street, Suite 800
Golden, CO  80401
303-262-0600
Fax:  303-262-0700