Form 10-Q
period 2014-11-14
ALANCO TECHNOLOGIES INC
filed 2014-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
As of November 7, 2014 there were 5,037,500 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited)		4
		and June 30, 2014

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended September 30, 2014 and 2013

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		6
		For the three months ended September 30, 2014 and 2013

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		7
		For the three months ended September 30, 2014

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the three months ended September 30, 2014 and 2013		8

	Notes to Condensed Consolidated Financial Statements (Unaudited)			9
		Note A –	Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation
		Note C –	Marketable Securities
		Note D –	Note Receivable
		Note E –	Land, Property and Equipment
		Note F –	Earnings Per Share
		Note G –	Equity
		Note H –	Contingent Payments
		Note I -	Asset Retirement Obligation
		Note J -	Commitments and Contingencies
		Note K -	Related Party Transactions
		Note L -	Subsequent Events
		Note M –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		24

	Item 4.	Controls and Procedures		24

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		24

	Item 6.	Exhibits		25

ALANCO TECHNOLOGIES, INC.

Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.   From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; the inability to attract, hire and retain key personnel; the difficulty of integrating an acquired business; unforeseen litigation; unfavorable result of potential litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to obtain satisfactory relationships with lenders; the ability to maintain satisfactory relationships with current and future suppliers; federal and/or state regulatory and legislative action; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.  New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND JUNE 30, 2014

	September 30, 2014	June 30, 2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,354,800	$1,215,600
Accounts receivable - trade, net	87,300	96,800
Other receivables - related party	4,200	9,200
Note receivable, current - related party	245,000	300,000
Marketable securities	230,000	560,100
Prepaid expenses and other current assets	240,100	212,700
Total current assets	2,161,400	2,394,400

LAND, PROPERTY AND EQUIPMENT, NET	4,281,200	4,163,000

OTHER ASSETS
Note receivable, long-term - related party	124,000	109,000
Trust account - asset retirement obligation	53,400	48,700
Prepaid royalties, long-term	-	50,000
TOTAL ASSETS	$6,620,000	$6,765,100

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$416,800	$278,000
Contingent payments, current	50,000	50,000
Total current liabilities	466,800	328,000

LONG-TERM LIABILITIES
Contingent payments, long-term	1,130,300	1,138,300
Asset retirement obligation	423,700	423,700
TOTAL LIABILITIES	2,020,800	1,890,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock - no shares issued or outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,962,500
shares issued and outstanding at September 30, 2014
and June 30, 2014	109,106,800	109,106,800
Class B - 25,000,000 no par shares authorized, none issued or
outstanding	-	-
Accumulated Other Comprehensive Income	23,500	121,200
Accumulated Deficit	(104,531,100)	(104,352,900)
Total shareholders' equity	4,599,200	4,875,100

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,620,000	$6,765,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2014	2013

NET REVENUES	$232,400	$14,800
Cost of revenues	193,400	68,800
GROSS PROFIT (LOSS)	39,000	(54,000)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	76,100	77,100
Alanco Energy Services	199,500	232,900
	275,600	310,000

OPERATING LOSS	(236,600)	(364,000)

OTHER INCOME
Interest income	11,500	7,800
Gain on sale of marketable securities	46,700	204,800
Other income	200	200
NET LOSS	$(178,200)	$(151,200)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,962,500	4,944,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2014	2013

Net loss	$(178,200)	$(151,200)

Reclassification adjustment for realized gains included in net loss	(46,700)	(204,800)

Net unrealized gain (loss) on marketable securities held at September 30,	(66,800)	185,200

Net unrealized gain (loss) on marketable securities sold during the period	15,800	45,000

Comprehensive loss	$(275,900)	$(125,800)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

			ACCUMULATED
			OTHER
	COMMON STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2014	4,962,500	$109,106,800	$121,200	$(104,352,900)	$4,875,100
Other comprehensive income adjustment	-	-	(97,700)	-	(97,700)
Net loss	-	-	-	(178,200)	(178,200)
Balances, September 30, 2014	4,962,500	$109,106,800	$23,500	$(104,531,100)	$4,599,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(178,200)	$(151,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,100	42,900
Accretion of fair value - contingent payments	8,400	8,400
Gain on sale of marketable securities	(46,700)	(204,800)
Changes in operating assets and liabilities:
Accounts receivable	9,500	(4,000)
Other receivables - related party	5,000	19,400
Prepaid expenses and other current assets	22,600	13,000
Trust account - asset retirement obligation	(4,700)	(4,700)
Accounts payable and accrued expenses	128,800	11,600
Contingent payments liabilities	(16,400)	-
Net cash used in operating activities	(26,600)	(269,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to ACC	-	(25,000)
Proceeds from repayment of ACC note	50,000	-
Purchase of land, property, and equipment	(163,300)	(14,900)
Proceeds from sale of marketable securities	279,100	499,100
Net cash provided by investing activities	165,800	459,200

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	-	(22,900)
Net cash used in financing activities	-	(22,900)

NET INCREASE IN CASH AND CASH EQUIVALENTS	139,200	166,900

CASH AND CASH EQUIVALENTS, beginning of period	1,215,600	696,400

CASH AND CASH EQUIVALENTS, end of period	$1,354,800	$863,300

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-cash investing & financing activities:
Unrealized gain (loss) on marketable securities	$(97,700)	$25,400
Note receivable issued for ACC amendment fee	$(10,000)	$-

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements

Nature of Operations

Alanco Technologies, Inc. (Stock Symbol:  ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the “Company” or “Alanco” refers to Alanco Technologies, Inc. and its wholly-owned subsidiaries.  During the fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, Inc. (“AES”), for the purpose of obtaining property to establish a water disposal facility near Grand Junction, CO to receive produced water generated as a byproduct from oil and natural gas production in Western Colorado.  The new facility started to receive produced water in August 2012.

Background information on the creation of Alanco Energy Services, Inc.

During fiscal 2012, Alanco Energy Services, Inc. (“AES”), a wholly-owned subsidiary of the Company, executed an agreement with TC Operating, LLC (“TCO”) of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO (“Deer Creek site”) and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado.  The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed “produced water”.  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct and operate the facilities.  Subsequent to the TCO agreement, AES renegotiated an amended lease that became effective on May 1, 2012 and include a minimum monthly lease payment of $100 per acre ($2,400 per month) during the initial ten year term of the lease, plus approximately $.25 per barrel of produced water received at the site.

The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of  landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord discussed above.  AES recorded the $100,000 payment as prepaid royalties.  The remaining prepaid balances at September 30, 2014 and June 30, 2014 were $51,300 and $58,700, respectively.

TCO can also earn additional purchase price payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent deferred payment), approximately the initial term of the lease. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.  See Note H - Contingent Payments for additional discussion of the contingent deferred payment.

During April 2012, AES also entered into a definitive agreement with Deer Creek Disposal, LLC ("DCD") whereby AES acquired a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water treatment and disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due November 15, 2012, which was repaid upon maturity. AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter (contingent land payment).  See Note H - Contingent Payments for additional discussion of the contingent land payment.  The land, known as Indian Mesa, is currently undeveloped as the Company is in the permitting process.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation were obtained in May 2012.  The management agreement expired in January 2013 and is continuing on a month to month basis.  During the three months ended September 30, 2014, the Company paid TCO $60,000 under the management agreement.  TCO also earned an additional variable fee of approximately $4,000 for September 2014 revenues which was paid in October 2014.

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2014 Annual Report filed on Form 10-K.  Interim results are not necessarily indicative of results for a full year.

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

        Fair Value of Assets and Liabilities – The estimated fair values for assets and liabilities are determined at discrete points in time based on relevant information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs other than quoted prices included within Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. These estimates involve uncertainties and cannot be determined with precision. The Company’s policy is to recognize transfers into and out of Level 1, 2 and 3 categories as of the date of the event or change in circumstances occurs. The carrying amounts of receivables, prepaid expenses, accounts payable, and accrued liabilities approximate fair value given their short-term nature or their effective interest rates, which represent Level 3 input levels.

       The following are the classes of assets and liabilities measured at fair value on a recurring basis at September 30, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	September 30,
	Assets	Inputs	Inputs	2014
Marketable Securities	$230,000	$-	$-	$230,000

Asset Retirement Obligation	-	-	423,700	423,700

Contigent Land Payment	-	-	648,400	648,400

Contingent Purchase Price	-	-	531,900	531,900
	$230,000	$-	$1,604,000	$1,834,000

Fair Value of Marketable Securities – The estimated fair values of Marketable Securities are determined at discrete points in time based on relevant market information.  The Marketable Securities are comprised entirely of ORBCOMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) registered under a currently effective ORBCOMM Form S-3 registration statement.  The fair value measurement at September 30, 2014 is based on unadjusted quoted prices for identical assets in active markets and thus represents a Level 1 fair value measurement.  The remaining shares will be revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2014, that are of significance, or potential significance, to us.

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

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on the date of grant and are more fully discussed in our Form 10-K for the year ended June 30, 2014.

The following table summarizes the Company’s stock option activity during the first three months of fiscal 2015:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2014	823,400	$0.63	3.35	$212,600	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(9,400)	$1.50	-	(5,800)	-
Outstanding September 30, 2014	814,000	$0.62	3.14	$206,800	$-
Exercisable September 30, 2014	814,000	$0.62	3.14	$206,800	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of September 30, 2014, for those awards that have an exercise price currently below the closing price as of September 30, 2014 of $.43.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

         As of September 30, 2014, there were no unamortized Black Scholes values related to stock option grants made in prior periods.  There were no new grants during the three months ended September 30, 2014.

Note C – Marketable Securities

At September 30, 2014, the Company had Marketable Securities in the amount of $230,000 representing the market value ($5.75 per share) of 40,000 ORBCOMM Common Shares (NASDAQ: ORBC).  The average cost basis of these shares at September 30, 2014 and June 30, 2014 is $5.16 per share.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  Based primarily upon the change in market value of $6.59 per share at June 30, 2014 to $5.75 per share at September 30, 2014, the Company recorded an unrealized loss on marketable securities held during the three months ended September 30, 2014 (presented in the Condensed Consolidated Statements of Comprehensive Income (Loss)), of ($66,800) and an unrealized gain on marketable securities sold during the three months ended September 30, 2014 of $15,800, offset by a $46,700 adjustment for unrealized gains previously recorded related to securities sold during the period.  The actual gain on securities sold is reported in the Statement of Operations.  At September 30, 2014, the Accumulated Other Comprehensive Income of $23,500 was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company sold a total of 45,000 shares of ORBCOMM, Inc. Common Stock during the three months ended September 30, 2014 for total proceeds of $279,100, and an average selling price of approximately $6.20 per share, resulting in a net gain of $46,700.  The cost of the securities sold for purposes of computing the realized gain is based on the average cost of the securities.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the activities related to investment in Marketable Securities for the three months ended September 30, 2014:

Marketable Securities
						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Cost Basis	Per Share	Total Value	Gain	(Loss)
June 30, 2014	85,000	$5.16	$439,100	$6.59	$560,100	$121,200	$-

Shares sold	(45,000)	5.16	(232,600)

September 30, 2014	40,000	$5.16	$206,500	$5.75	$230,000	$23,500	$-

Note D – Note Receivable

Note receivable of $369,000 and $409,000 at September 30, 2014 and June 30, 2014, respectively, represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The $369,000 balance at September 30, 2014 represents the outstanding amount drawn on a $369,000 credit line under modifications made during September 2014 which resulted in a decrease in monthly payments, an increase to the interest rate from 9% to 9.5% effective October 1, 2014, and a $10,000 loan fee that was added to the note balance.

In October 2014, ACC and the Company again modified the loan agreement by revising the loan amount to $388,000 which includes $9,000 of accounting fees for July through September 2014 and a $10,000 loan fee.  In addition, the minimum monthly payments from September through December 2014 were reduced to $5,000.  The minimum payment required starting in January 2015 returns to $25,000 and the entire loan balance is payable in full by the maturity date of August 31, 2015.  Based on the history of the note modifications, the recent modification thereto, and ACC’s history of an ability to make a certain level of payments, the Company has classified $245,000 of the note as current and $124,000 of the note as long-term.

ACC’s current business plan is designed to capitalize on the significant opportunity that would be created by immigration reform, initially expected to occur in late 2012.  Immigration reform has not occurred as expected.  In fact, immigration reform has not occurred to date and the most recent news on immigration reform was a commitment by President Obama in early September 2014 that he would act on immigration reform via “Executive Action” after the United States mid-term elections that occurred during early November 2014.  The plan is based upon the assumption that an Executive Action will be issued by December 2014.  No provision for collectability has been recorded as of September 30, 2014 as current ACC financial projections indicate the note will be paid under the amended terms by the maturity date of August 31, 2015.  ACC is currently in compliance with all terms of the October 2014 amendment.

Note E – Land, Property and Equipment

Land, Property and Equipment at September 30, 2014 and June 30, 2014 consist of the following:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	June 30, 2014	Additions	September 30, 2014
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,714,600	2,100	2,716,700
Production equipment	232,000	106,100	338,100
	2,997,900	108,200	3,106,100
Less accumulation depreciation	(371,800)	(45,100)	(416,900)
Land and improvements	1,536,900	55,100	1,592,000
Net book value	$4,163,000	$118,200	$4,281,200

Note F – Earnings Per Share

Basic and diluted loss per share of common stock was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period using the treasury stock method.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three months ended September 30, 2014 and 2013, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 814,000 and 1,076,600 at September 30, 2014 and 2013, respectively.

Note G – Equity

The Company did not issue any shares of Common Stock during the three months ended September 30, 2014.

        During the three months ended September 30, 2014, the Company recognized a comprehensive income adjustment in the amount of ($97,700), reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity.

         In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  For the six months ended December 31, 2013, the Company had repurchases under the program for a total of 56,800 shares at a cost of approximately $26,100, or $.46 per share.  During the quarter ended March 31, 2014, the board of directors renewed the stock repurchase program, extending it through December 31, 2014 and establishing an aggregate future amount of shares that may be purchased under the program to 2 million shares.  There were no shares repurchased under the program in the current quarter.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At September 30, 2014 and June 30, 2014, no Preferred Stock of any series was issued or outstanding.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note H - Contingent Payments

Contingent payments at September 30, 2014 and June 30, 2014 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	September 30,	June 30,
	2014	2014
Contingent land payment	$648,400	$660,200
Contingent purchase price	531,900	528,100
	1,180,300	1,188,300
Less current portion	(50,000)	(50,000)
Contingent payments, long-term	$1,130,300	$1,138,300

Contingent land payment of $648,400 at September 30, 2014 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The maximum total of $800,000 of contingent land payments is based upon 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the three months ended September 30, 2014 by $4,700.  During the three months ended September 30, 2014, approximately $16,500 was earned and payable under the contingency formula.

Contingent purchase price of $531,900 at September 30, 2014 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 24 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent purchase price during the three months ended September 30, 2014 by $3,700.

Note I – Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $423,700 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company reviews the asset retirement obligation quarterly and performs a formal annual assessment of its estimates to determine if an adjustment to the value of the asset retirement obligation is required.

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that, over the expected lease period, will build liquid assets to meet the asset retirement obligation.  During the three months ended September 30, 2014, the Company made the required quarterly payments.  The balances in the trust account for the asset retirement obligation as of September 30, 2014 and June 30, 2014 were $53,400 and $48,700, respectively.

Note J – Commitments and Contingencies

Employment Agreements

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

Legal Proceedings

The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At September 30, 2014 and June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment.  The Company believes the net judgment amount fails to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  The Company has filed its Appeal and intends to vigorously pursue the appeal of the judgment.  As required under the appeal process, the Company posted a bond with the court for $128,300, which is included in prepaid expenses and other current assets at September 30, 2014 and June 30, 2014.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2014, there was no such litigation pending deemed material by the Company.

Note K – Related Party Transactions

At September 30, 2014 and June 30, 2014 the Company had a note due from American Citizenship Center, LLC (“ACC”), a related party, with balances of $369,000 and $409,000, respectively.  Refer to Note D – Note Receivable for further discussion.  During the three months ended September 30, 2014 the Company billed ACC a total of approximately $10,200, which includes amounts for accounting services, legal services related to note modifications, and interest on the note.  At September 30, 2014, the Company had unpaid receivables from ACC in the amount of $4,200, consisting of $2,700 representing one quarter of interest and $1,500 of legal fees. All required payments have been subsequently paid.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2014 and June 30, 2014 the Company had accrued $15,000 and $15,000 (a total of $30,000), respectively, in recognition of the estimated value of stock awards anticipated to be granted to directors, or some other form of compensation, to compensate the directors for the lack of stock options granted during fiscal year 2014.  Refer to Note L – Subsequent Events for an update.

Note L – Subsequent Events

In October 2014, ACC and the Company amended the loan agreement increasing the loan amount to $388,000 by adding $9,000 of accounting fees for July through September 2014 and a $10,000 loan fee.  In addition, minimum monthly payments for September through December 2014 were reduced to $5,000.   The minimum payment required starting in January 2015 returns to $25,000 and the entire loan balance is payable in full by the maturity date of August 31, 2015.  Subsequent to September 30, 2014 and through the date of this report, ACC paid $10,000 on its loan and brought all fee amounts due current.

In November 2014, the Company’s Board of Directors approved the Alanco Technologies, Inc. 2014 Stock Incentive Plan (“2014 Plan”) authorizing 500,000 shares of common stock available for issuance under the 2014 Plan.   The Company issued 390,000 stock options at a strike price of $0.50 per share, which was above market price on the date of grant.  115,000 of these stock options were issued under the 2014 Plan and 275,000 options were issued under existing plans which were previously approved.

In November 2014, the Company issued each of the Company’s three independent members of the Board of Directors 25,000 stock grants for a total of 75,000 shares.  The Company has accrued $30,000 of expense associated with the grants as of the quarter ended September 30, 2014 which is also discussed in Note K – Related Party Transactions.

Note M - Liquidity

             During the three months ended September 30, 2014, the Company reported a net loss of ($178,200) and for fiscal year ended June 30, 2014, the Company reported a net loss of ($106,200).  For the next year, the Company expects to meet its working capital and other cash requirements with its current operations, cash reserves and sales of marketable securities as required.  However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

ALANCO TECHNOLOGIES, INC.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.   From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; the inability to attract, hire and retain key personnel; the difficulty of integrating an acquired business; unforeseen litigation; unfavorable result of potential litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to obtain satisfactory relationships with lenders; the ability to obtain satisfactory relationships with current and future suppliers; federal and/or state regulatory and legislative action; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.  New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

During fiscal year ended June 30, 2012, the Company formed AES, a wholly owned subsidiary and constructed the Deer Creek water treatment and disposal facility located near Grand Junction, CO.  The facility started to receive produced water in August 2012.  During fiscal 2014 and 2013, the Company continued the permitting process for the 160 acre site known as Indian Mesa for water treatment and disposal and a landfill/land farm operation.

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

Current Status of Indian Mesa facility

The permitting process for the Indian Mesa facility, located approximately 4 miles North West of the Deer Creek site, has been in process for a number of years with an initial County Use Permit issued in 2010 covering, among other things, evaporation ponds and land farming.  In December 2013, in response to an AES request to amend its County User Permit (“CUP”), the Mesa County Board of Commissioners unanimously approved a new CUP for AES to construct and operate on its 160 acre Indian Mesa site evaporation ponds and/or landfill for disposal of solid oil and gas (O&G) waste, such as drill cuttings, tank bottoms, sock filters, etc.  The approval also allows for solid and produced water disposal of Naturally-Occurring Radioactive Materials (NORM) and Technically Enhanced Naturally-Occurring Radioactive Materials (TENORM).  In June 2014 AES received final construction approval from the Colorado Department of Public Health and Environment (CDPHE) for twelve produced water disposal ponds, which if developed as planned, would be located on the north 80 acres of the Indian Mesa site.

ALANCO TECHNOLOGIES, INC.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning classification and valuation of investments, the estimated fair value of stock-based compensation, realization of deferred tax assets, collectability of accounts and note receivables, estimated useful lives and carrying value of fixed assets, the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities, and the Company’s ability to continue as a going concern.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

The SEC suggests that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, revenue recognition, realization of note receivable, stock-based compensation, the recorded values of accruals and fair values of assets and liabilities including the Company’s contingent liabilities.

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

ALANCO TECHNOLOGIES, INC.

Realization of Note Receivable
The Company has reviewed ACC’s projected revenues, related assumptions and cash flows when evaluating the collectability of the note receivable and determining the need for any reserve.  These assumptions are further influenced by current political activities.

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

Recorded Values of Accruals
The Company makes accruals for contingent liabilities based on reasonable estimates for known or anticipated obligations.  Estimates may be based on known inputs, experience with similar situations, or anticipated outcomes.  Estimates for the Company’s asset retirement obligation and contingent payments are determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  Estimates for the asset retirement obligation were developed by a consultant knowledgeable about the State of Colorado regulatory requirements and use vendor estimates for the various activities required for the closure of the Deer Creek facility.  Estimates for the contingent payments were calculated based on projected income, cash flows and capital expenditures for the Deer Creek and Indian Mesa facilities under current plans.

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

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended September 30, 2014 versus three months ended September 30, 2013

Net Revenues
Net revenues reported for the quarter ended September 30, 2014 were $232,400 versus $14,800 for the quarter ended September 30, 2013, an increase of $217,600.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil.  The significant improvement for the comparative three month period is reflective of the Company’s development of customer relationships in the region.  Water deliveries are impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impact water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and the Company expands its customer base, we expect revenues to increase.

ALANCO TECHNOLOGIES, INC.

Cost of Revenues
Cost of revenues for the three months ended September 30, 2014 and 2013 were $193,400 and $68,800, respectively, an increase of $124,600 or 181.1% when comparing the periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  The increase is primarily due to higher variable costs as a result of increased revenues and includes labor costs, fees tied to water volumes, fuel costs and high pond maintenance costs during the warmer months.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 30% and 75% of the cost of revenues for three months ended September 30, 2014 and 2013, respectively.  The gross margin for the three months ended September 30, 2014 and 2013 were 16.8% and (364.9%), respectively.  While the cost of revenues significantly increased in the current quarter, there was a corresponding increase in revenue resulting in gross profit in the current quarter versus a gross loss in the same quarter of the prior year as the Company had not reached the break-even point.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2014 (consisting of corporate expenses and AES selling, general and administrative expense) was $275,600, a decrease of $34,400, or 11.1%, compared to $310,000 reported for the quarter ended September 30, 2013.  Corporate expenses for the current quarter was $76,100 and represented a decrease of $1,000, or 1.3%, compared to corporate expenses of $77,100 reported for the comparable quarter ended September 30, 2013.  The net decrease is primarily comprised of a decrease to salary expense offset by a related decrease to the allocation of corporate service cost to AES.  AES expense of $199,500 for the quarter ended September 30, 2014 compared to $232,900 for the quarter ended September 30, 2013 reflects a decrease of $33,400 or 14.3% when comparing the two periods and primarily reflects the decreased allocation of corporate service cost.

Operating Loss
Operating loss for the quarter ended September 30, 2014 was ($236,600), a decrease of $127,400, or 35.0%, compared to an Operating loss of ($364,000) reported for the same quarter of the prior year.  The decreased operating loss resulted primarily from a $93,000 improvement in gross profit to a gross profit of $39,000 for the quarter ended September 30, 2014 from a gross loss for the quarter ended September 30, 2013 of ($54,000) and a $34,400 decrease in selling, general and administrative expenses during the current quarter as compared to the same quarter of the previous year as discussed above.

Other Income
Interest income for the quarter ended September 30, 2014 was $11,500, an improvement of $3,700, or 47.4%, when compared to net interest income of $7,800 for the quarter ended September 30, 2013.  The increase in interest income related primarily to an increase in the average outstanding balance of the ACC note receivable and the increased interest rate on the note pursuant to the renegotiated terms during fiscal 2014.

During the quarter ended September 30, 2014, the Company recorded net gains on the sale of marketable securities of $46,700, resulting from the sale of 45,000 shares of its ORBCOMM Common Stock at an average selling price of $6.20 per share and average cost of $5.16 per share, compared to net gains on sale of marketable securities in the comparable quarter of the prior year of $204,800, resulting from the sale of 101,118 shares of ORBCOMM Common Stock at an average selling price of $4.94 per share and average cost of $2.91 per share.

Net Loss
Net loss for the quarter ended September 30, 2014 amounted to ($178,200), or ($.04) per share, compared to net loss of ($151,200), or ($.03) per share, in the comparable quarter of the prior year for reasons previously discussed.

Comprehensive Income (Loss)
Comprehensive loss for the current quarter of ($275,900) reflects the change in market value of the Company’s Marketable Securities held during the current quarter compared to the prior period.  In addition to the current quarter’s net loss of $178,200, the comprehensive loss for the quarter ended September 30, 2014 consisted of the net value of three items:  1) the quarter ending market value reclassification adjustment for realized gains included in Net Loss of $46,700; 2) an Unrealized Loss on Marketable Securities of ($66,800) resulting from a decrease in the market value of the shares held at September 30, 2014 compared to the recorded cost,  and;  3) the net unrealized gain on marketable securities sold during the period of $15,800.  At September 30, 2014 the Company valued 40,000 shares of ORBCOMM, Inc. Common Stock at $5.75 per share for a total value of $230,000.

ALANCO TECHNOLOGIES, INC.

Liquidity and Capital Resources

The Company’s current assets at September 30, 2014 exceeded current liabilities by $1,694,600, resulting in a current ratio of 4.6 to 1.  At June 30, 2014, current assets exceeded current liabilities by $2,066,400 reflecting a current ratio of 7.3 to 1.  The reduction in net current assets at September 30, 2014 versus June 30, 2014 was due primarily to the sale of Marketable Securities the Company held in ORBCOMM, Inc. offset primarily by increases to cash and cash equivalents and increases to accounts payable and accrued expenses.

Accounts receivable – trade, net of $87,300 represents the outstanding billings at September 30, 2014 of the AES water disposal operation.  Other receivables – related party totaling $4,200 at September 30, 2014 represents billings to ACC for interest of $2,700 and legal fees associated with the note modification of $1,500.

Cash used in operations for the three month period ended September 30, 2014 was ($26,600), a decrease of ($242,800), or 90.1% compared to ($269,400) reported for the same period of the prior year.  The decrease in net cash used in operations for the three months ended September 30, 2014 was due primarily to an increase in accounts payable and accrued expenses and a decrease in operating loss as compared to the same period of the prior year.

 Cash provided by investing activities for the three month period ended September 30, 2014 was $165,800, a decrease of $293,400, or 63.9% compared to the $459,200 provided for the same period of the prior year.  The decrease was primarily due to lower proceeds from the sale of marketable securities during the period offset by an increase in the purchase of land, property and equipment as compared to the prior year.  Purchases of land, property and equipment include permitting costs for the Indian Mesa site and the purchase of equipment for the Deer Creek facility.

Cash used by financing activities for the three month period ended September 30, 2014 was zero compared to cash used by financing activities of ($22,900) for the same period of the prior year which reflects the repurchase of treasury shares during the three months ended September 30, 2013.

During fiscal 2015, the Company expects to meet its working capital and other cash requirements with its current operations, cash reserves and sales of marketable securities as required.  However, the Company may require additional working capital for future operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ALANCO TECHNOLOGIES, INC.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At September 30, 2014 and June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment.  The Company believes the net judgment amount fails to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  The Company has filed its Appeal and intends to vigorously pursue the appeal of the judgment.  As required under the appeal process, the Company posted a bond with the court for $128,300, which is included in prepaid expenses and other current assets at September 30, 2014 and June 30, 2014.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2014, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, no shares of Company stock were sold.

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
Alanco Technologies, Inc.

November 14, 2014