Form 10-Q
period 2015-02-13
ALANCO TECHNOLOGIES INC
filed 2015-02-13
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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
As of February 6, 2015 there were 5,017,500 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of December 31, 2014 (Unaudited)		4
		and June 30, 2014

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended December 31, 2014 and 2013

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		6
		For the three months ended December 31, 2014 and 2013

		Condensed Consolidated Statements of Operations (Unaudited)		7
		For the six months ended December 31, 2014 and 2013

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		8
		For the six months ended December 31, 2014 and 2013

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		9
		For the six months ended December 31, 2014

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the six months ended December 31, 2014 and 2013		10

	Notes to Condensed Consolidated Financial Statements (Unaudited)			11
		Note A –	Basis of Presentation and Recent Accounting Policies and Pronouncements
		Note B –	Stock-Based Compensation
		Note C –	Marketable Securities
		Note D –	Note Receivable
		Note E –	Land, Property and Equipment
		Note F –	Earnings Per Share
		Note G –	Equity
		Note H –	Contingent Payments
		Note I -	Asset Retirement Obligation
		Note J -	Commitments and Contingencies
		Note K -	Related Party Transactions
		Note L -	Subsequent Events
		Note M –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		27

	Item 4.	Controls and Procedures		27

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		28

	Item 6.	Exhibits		28

ALANCO TECHNOLOGIES, INC.

Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.   From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; the inability to profitably run current operations sufficient to cover overhead; the inability to attract, hire and retain key personnel; the difficulty of integrating an acquired business; unforeseen litigation; unfavorable result of potential litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with current and future suppliers; federal and/or state regulatory and legislative action; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.  New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND JUNE 30, 2014

	December 31, 2014	June 30, 2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,308,300	$1,215,600
Accounts receivable - trade, net	92,400	96,800
Other receivables - related party	3,000	9,200
Note receivable, current - related party	60,000	300,000
Marketable securities	-	560,100
Prepaid expenses and other current assets	255,000	212,700
Total current assets	1,718,700	2,394,400

LAND, PROPERTY AND EQUIPMENT, NET	4,262,700	4,163,000

OTHER ASSETS
Note receivable, long-term - related party	313,000	109,000
Trust account - asset retirement obligation	58,000	48,700
Prepaid royalties, long-term	-	50,000
TOTAL ASSETS	$6,352,400	$6,765,100

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$307,000	$278,000
Contingent payments, current	50,000	50,000
Total current liabilities	357,000	328,000

LONG-TERM LIABILITIES
Contingent payments, long-term	1,135,400	1,138,300
Asset retirement obligation	423,700	423,700
TOTAL LIABILITIES	1,916,100	1,890,000

SHAREHOLDERS' EQUITY
Preferred Stock - no shares issued or outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 5,017,500 and
4,962,500 shares issued and outstanding at December 31, 2014
and June 30, 2014, respectively	109,144,100	109,106,800
Class B - 25,000,000 no par shares authorized, none
outstanding	-	-
Accumulated Other Comprehensive Income	-	121,200
Accumulated Deficit	(104,707,800)	(104,352,900)
Total shareholders' equity	4,436,300	4,875,100

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,352,400	$6,765,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2014	2013

NET REVENUES	$211,100	$69,600
Cost of revenues	185,100	86,700
GROSS PROFIT (LOSS)	26,000	(17,100)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	30,800	78,300
Alanco Energy Services	194,600	185,800
Amortization of stock-based compensation	45,400	-
	270,800	264,100

OPERATING LOSS	(244,800)	(281,200)

OTHER INCOME
Interest income	11,600	8,300
Gain on sale of marketable securities	56,400	403,900
Other income	-	1,100
NET INCOME (LOSS)	(176,800)	132,100

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) per share attributable to common shareholders	$(0.04)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,006,800	4,941,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2014	2013

Net income (loss)	$(176,800)	$132,100

Reclassification adjustment for gain included in Net Income (Loss)	(56,400)	(403,900)

Net unrealized gain on marketable securities held at December 31,	-	116,800

Net unrealized gain on marketable securities sold during the period	32,900	57,700

Comprehensive income (loss)	$(200,300)	$(97,300)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2014	2013

NET REVENUES	$443,500	$84,400
Cost of revenues	378,500	155,500
GROSS PROFIT (LOSS)	65,000	(71,100)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	106,900	155,500
Alanco Energy Services	394,100	418,700
Amortization of stock-based compensation	45,400	-
	546,400	574,200

OPERATING LOSS	(481,400)	(645,300)

OTHER INCOME
Interest income	23,100	16,100
Gain on sale of marketable securities	103,200	608,700
Other income	200	1,300
NET LOSS	(354,900)	(19,200)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss per share attributable to common shareholders	$(0.07)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,984,500	4,941,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2014	2013

Net loss	$(354,900)	$(19,200)

Reclassification adjustment for gain included in Net Loss	(103,200)	(608,700)

Net unrealized gain on marketable securities held at December 31,	-	196,500

Net unrealized gain (loss) on marketable securities sold during the period	(18,000)	226,600

Comprehensive loss	$(476,100)	$(204,800)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 (unaudited)

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2014	4,962,500	$109,106,800	-	$-	$121,200	$(104,352,900)	$4,875,100
Shares issued for services	75,000	31,500	-	-	-	-	31,500
Value of stock-based compensation	-	13,900	-	-	-	-	13,900
Shares of Alanco common stock repurchased	-	-	20,000	8,100	-	-	8,100
Treasury shares retired	(20,000)	(8,100)	(20,000)	(8,100)	-	-	(16,200)
Other comprehensive income adjustment	-	-	-	-	(121,200)	-	(121,200)
Net loss	-	-	-	-	-	(354,900)	(354,900)
Balances, December 31, 2014	5,017,500	$109,144,100	-	$-	$-	$(104,707,800)	$4,436,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(354,900)	$(19,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,700	85,900
Accretion of fair value - contingent payments	16,800	16,800
Gain on sale of marketable securities	(103,200)	(608,700)
Stock issued for services	31,500	-
Stock-based compensation	13,900	-
Changes in operating assets and liabilities:
Accounts receivable	4,400	(53,300)
Other receivables - related party	6,200	10,200
Prepaid expenses and other current assets	7,700	16,900
Trust account - asset retirement obligation	(9,300)	(9,300)
Accounts payable and accrued expenses	-	29,400
Contingent payment liabilities	(19,800)	-
Net cash used in operating activities	(315,000)	(531,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to ACC	-	(25,000)
Proceeds from repayment of ACC note	65,000	-
Purchase of land, property, and equipment	(191,400)	(55,500)
Proceeds from sale of marketable securities	542,200	1,312,500
Net cash provided by investing activities	415,800	1,232,000

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(8,100)	(26,100)
Net cash used in financing activities	(8,100)	(26,100)

NET INCREASE IN CASH AND CASH EQUIVALENTS	92,700	674,600

CASH AND CASH EQUIVALENTS, beginning of period	1,215,600	696,400

CASH AND CASH EQUIVALENTS, end of period	$1,308,300	$1,371,000

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-cash investing & financing activities:
Unrealized gain (loss) on marketable securities	$(121,200)	$185,600
Note receivable issued for ACC amendment and accounting fees	$(29,000)	$-

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

The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of  landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord discussed above.  AES recorded the $100,000 payment as prepaid royalties.  The remaining prepaid balances at December 31, 2014 and June 30, 2014 were $41,600 and $58,700, respectively.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation were obtained in May 2012.  The management agreement expired in January 2013 and is continuing on a month to month basis.  During the six months ended December 31, 2014, the Company paid TCO $120,000 under the management agreement.  TCO also earned an additional variable fee of approximately $4,000 for December 2014 revenues which was paid in January 2015.

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

        Fair Value of Assets and Liabilities – The estimated fair value for assets and liabilities are determined at discrete points in time based on relevant information. The Accounting Standards Codification (“ASC”) prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs other than quoted prices included within Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing. These estimates involve uncertainties and cannot be determined with precision. The Company’s policy is to recognize transfers into and out of Level 1, 2 and 3 categories as of the date of the event or change in circumstances occurs. The carrying amounts of receivables, prepaid expenses, accounts payable, and accrued liabilities approximate fair value given their short-term nature or their effective interest rates, which represent Level 3 input levels.

        The following are the classes of assets and liabilities measured at fair value on a recurring basis at December 31, 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	December 31,
	Assets	Inputs	Inputs	2014
Asset Retirement Obligation	$-	$-	$423,700	$423,700

Contigent Land Payment	-	-	649,800	649,800

Contingent Purchase Price	-	-	535,600	535,600
	$-	$-	$1,609,100	$1,609,100

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In November 2014, the FASB issued guidance regarding derivatives and hedging in a hybrid financial instrument.  The guidance is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

In November 2014, the FASB issued guidance regarding business combinations and thresholds under which an acquired entity can reflect the acquirer’s accounting and reporting basis in its separate financial statements.  The guidance is effective November 18, 2014 and the Company has adopted the guidance, which had no material impact on its financial position and results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2014, that are of significance, or potential significance, to us.

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

•
Expected volatility of award grants made under the Company’s plans is estimated using the historical daily changes in the market price of the Company’s common stock over the expected term of the award and contemplation of future activity;

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

The following table summarizes the Company’s stock option activity during the first six months of fiscal 2015:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2014	823,400	$0.63	3.35	$212,600	$-
Granted	390,000	$0.50	4.85	69,500	-
Exercised	-	-	-	-	-
Forfeited or expired	(9,400)	$1.50	-	(5,800)	-
Outstanding December 31, 2014	1,204,000	$0.58	3.52	$276,300	$-
Exercisable December 31, 2014	892,000	$0.61	3.06	$220,900	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2014, for those awards that have an exercise price currently below the closing price as of December 31, 2014 of $.35.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

        During the current quarter, the Company’s Board of Directors approved the 2014 Stock Incentive Plan (“2014 Plan”) which authorized 500,000 shares of the Company’s common stock for the grant of stock options or stock awards.  During the quarter ended December 31, 2014, the Company issued 115,000 stock options under the 2014 Plan and 275,000 stock options under previously approved plans to the Company’s officers and directors for a total of 390,000 stock option grants.

As of December 31, 2014, the Company had approximately $55,600 of unamortized Black Scholes value related to stock option grants made in the current quarter.  The unamortized amount is scheduled to be expensed during the next four quarters.

Note C – Marketable Securities

At December 31, 2014, the Company had sold all of its Marketable Securities previously held.  At June 30, 2014, the Company had $560,100 representing the market value ($6.59 per share) of 85,000 ORBCOMM Common Shares (NASDAQ: ORBC) with an average cost basis of $5.16 per share.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  The Company did not record an unrealized loss on marketable securities held during the six months ended December 31, 2014 as all shares had been sold.  The Company recorded an unrealized loss on marketable securities sold during the six months ended December 31, 2014 of ($18,000), plus an adjustment of ($103,200) for unrealized gains previously recorded related to securities sold during the period.  The actual gain on securities sold is reported in the Statement of Operations.  At December 31, 2014, all shares were sold and the Accumulated Other Comprehensive Income is zero and was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company sold a total of 85,000 shares of ORBCOMM, Inc. Common Stock during the six months ended December 31, 2014 for total proceeds of $542,200, and an average selling price of approximately $6.38 per share, resulting in a net gain of $103,200.  The cost of the securities sold for purposes of computing the realized gain is based on the average cost of the securities.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the activities related to investment in Marketable Securities for the six months ended December 31, 2014:

Marketable Securities
						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Cost Basis	Per Share	Total Value	Gain	(Loss)
June 30, 2014	85,000	$5.16	$439,100	$6.59	$560,100	$121,200	$-

Shares sold	(45,000)	5.16	(232,600)

September 30, 2014	40,000	$5.16	$206,500	$5.75	$230,000	$23,500	$-

Shares sold	(40,000)	5.16	(206,500)

December 31, 2014	-	$-	$-	$-	$-	$-	$-

Note D – Note Receivable

Note receivable of $373,000 and $409,000 at December 31, 2014 and June 30, 2014 respectively, represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  Under modifications made during October 2014, ACC and the Company amended the loan agreement to increase the loan amount to $388,000.  The $373,000 balance at December 31, 2014 represents the outstanding amount drawn on the $388,000 loan amount which includes $9,000 of accounting fees for July through September 2014 and a $10,000 loan fee.  In addition, the minimum monthly payments from September through December 2014 were reduced to $5,000.  The minimum payment required starting in January 2015 returns to $25,000 and the entire loan balance is payable in full by the maturity date of August 31, 2015.

In January 2015, ACC and the Company again modified the loan agreement by revising the payment terms to require minimum monthly payments starting in January 2015 to the greater of $5,000 or ten percent (10%) of the gross monthly revenue for such month.  Based on the history of the note modifications, the recent modification hereto, and ACC’s history of an ability to make a certain level of payments, the Company has classified $60,000 of the note as current and $313,000 of the note as long-term.  ACC is currently in compliance with all terms of the January 2015 amendment.

In early September 2014, President Obama made a commitment that he would act on immigration reform via “Executive Action” after the United States mid-term elections that occurred during early November 2014.  In November 2014, the President made an announcement that expanded the previously established (2012) deferred action plan.  ACC’s current business plan is designed to capitalize on the significant opportunity due to the expanded deferred action plan.  No provision for collectability has been recorded as of December 31, 2014 as current ACC financial projections indicate the note will be paid under the amended terms by the maturity date of August 31, 2015.

Note E – Land, Property and Equipment

Land, Property and Equipment at December 31, 2014 and June 30, 2014 consist of the following:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	June 30, 2014	Additions	December 31, 2014
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,714,600	3,600	2,718,200
Production equipment	232,000	114,300	346,300
	2,997,900	117,900	3,115,800
Less accumulation depreciation	(371,800)	(91,700)	(463,500)
Land and improvements	1,536,900	73,500	1,610,400
Net book value	$4,163,000	$99,700	$4,262,700

Note F – Earnings Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the six months ended December 31, 2014 and 2013, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,204,000 and 1,076,600 at December 31, 2014 and 2013, respectively.

Note G – Equity

During the six months ended December 31, 2014, the Company issued each of the Company’s three independent members of the Board of Directors 25,000 stock grants for a total of 75,000 shares valued at $31,500.  The Company recorded $16,500 of expense related to the stock grants during the current fiscal year and had accrued $15,000 at June 30, 2014.  The value of stock-based compensation (stock options) recognized for the six months ended December 31, 2014 was $13,900.

During the six months ended December 31, 2014, the Company recognized a comprehensive income adjustment in the amount of ($121,200), reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity.

In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  For the six months ended December 31, 2013, the Company had repurchases under the program for a total of 56,800 shares at a cost of approximately $26,100, or $.46 per share.  During the quarter ended March 31, 2014, the board of directors renewed the stock repurchase program, extending it through December 31, 2014 and establishing an aggregate future amount of shares that may be purchased under the program to 2 million shares.  During the quarter ended December 31, 2014, the board of directors again renewed the stock purchase program, extending it through December 31, 2015.  For the six months ended December 31, 2014, the Company had repurchases under the program for a total of 20,000 shares at a cost of approximately $8,100, or $0.41 per share.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At December 31, 2014 and June 30, 2014, no Preferred Stock of any series was issued or outstanding.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note H - Contingent Payments

Contingent payments at December 31, 2014 and June 30, 2014 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	December 31,	June 30,
	2014	2014
Contingent land payment	$649,800	$660,200
Contingent purchase price	535,600	528,100
	1,185,400	1,188,300
Less current portion	(50,000)	(50,000)
Contingent payments, long-term	$1,135,400	$1,138,300

Contingent land payment of $649,800 at December 31, 2014 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The payment is based upon 10% of any quarterly income (defined as gross revenues less operating expenses up to a maximum of $200,000 per quarter and $800,000 annually) for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the six months ended December 31, 2014 by $9,300.  During the six months ended December 31, 2014, approximately $19,800 was earned and payable under the contingency formula.

Contingent purchase price of $535,600 at December 31, 2014 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TC Operating transferred a land lease for approximately 24 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the six months ended December 31, 2014 by $7,500.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.  During the six months ended December 31, 2014, the Company made the required quarterly payments.  The balances in the trust account for the asset retirement obligation as of December 31, 2014 and June 30, 2014 were $58,000 and $48,700, respectively.

Note J – Commitments and Contingencies

Legal Proceedings

The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At December 31, 2014 and June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment.  The Company believes the net judgment amount fails to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  The Company has filed its Appeal and intends to vigorously pursue the appeal of the judgment.  As required under the appeal process, the Company posted a bond with the court for $128,300, which is included in prepaid expenses and other current assets at December 31, 2014 and June 30, 2014.  Appeals typically take four to six months and the Company estimates a ruling will follow in another three to four months.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of December 31, 2014, there was no such litigation pending deemed material by the Company.

Note K – Related Party Transactions

At December 31, 2014 and June 30, 2014 the Company held a note due from American Citizenship Center, LLC (“ACC”), a related party, with balances of $373,000 and $409,000, respectively.  Refer to Note D – Note Receivable for further discussion.  During the six months ended December 31, 2014 the Company billed ACC a total of approximately $19,400, which includes amounts for legal services related to note modifications and interest on the note.  At December 31, 2014, the Company had unpaid receivables from ACC in the amount of $3,000 which represents one quarter of interest.  All required payments have been subsequently paid.

During the six months ended December 31, 2014, the Company issued each of the Company’s three independent members of the Board of Directors 25,000 stock grants for a total of 75,000 shares valued at $31,500.  The Company recorded $16,500 of expense related to the stock grants during the current fiscal year and had accrued $15,000 at June 30, 2014.

In November 2014, the Company’s Board of Directors approved a change to the independent director compensation.  Effective January 1, 2015, the three independent directors will be paid cash compensation of $1,000 each per month.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note L – Subsequent Events

In January 2015, ACC and the Company modified the loan agreement by revising the payment terms to require minimum monthly payments starting in January 2015 to the greater of $5,000 or ten percent (10%) of the gross monthly revenue for such month.  Based on the history of the note modifications, the recent modification hereto, and ACC’s history of an ability to make a certain level of payments, the Company has classified $60,000 of the note as current and $313,000 of the note as long-term.  ACC is currently in compliance with all terms of the January 2015 amendment.

Note M - Liquidity

             During the six months ended December 31, 2014, the Company reported a net loss of ($354,900) and for fiscal year ended June 30, 2014, the Company reported a net loss of ($106,200).  For the next year, the Company expects to meet its working capital and other cash requirements with its current operations, cash reserves and sales of marketable securities as required.  However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

ALANCO TECHNOLOGIES, INC.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Except for historical information, the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” ”should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.   From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such forward-looking statements are based on the expectations of management when made and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the following factors, among others, that could affect the outcome of the Company's forward-looking statements: general economic and market conditions; the inability to profitably run current operations sufficient to cover overhead; the inability to attract, hire and retain key personnel; the difficulty of integrating an acquired business; unforeseen litigation; unfavorable result of potential litigation; the ability to maintain sufficient liquidity in order to support operations; the ability to maintain satisfactory relationships with current and future suppliers; federal and/or state regulatory and legislative action; the ability to implement or adjust to new technologies and the ability to secure and maintain key contracts and relationships.  New risk factors emerge from time to time and it is not possible to accurately predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

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

Current Status of Deer Creek facility

The Deer Creek produced water disposal facility, located near Grand Junction, CO, became operational in August 2012 with estimated annual evaporative capacity of approximately 400,000 barrels, providing Piceance Basin producers with significant transportation cost savings compared to alternative water disposal sites.  In November 2013, the facility received approval from the Mesa County Board of Commissioners allowing 24 hours a day, seven days per week operations for one year.  The Company reapplied for a two-year extension which was unanimously approved by the Mesa County commissioners in November 2014.  The facility had previously been restricted to daylight hours Monday through Saturday.

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

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended December 31, 2014 versus three months ended December 31, 2013

Net Revenues
Net revenues reported for the quarter ended December 31, 2014 were $211,100 versus $69,600 for the quarter ended December 31, 2013, an increase of $141,500.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil.  The significant improvement for the comparative three month period is reflective of the Company’s development of customer relationships in the region.  Water deliveries are impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impact water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and the Company expands its customer base, we expect revenues to continue to improve.

ALANCO TECHNOLOGIES, INC.

Cost of Revenues
Cost of Revenues for the three months ended December 31, 2014 and 2013 were $185,100 and $86,700, respectively, an increase of $98,400.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  The increase is primarily due to higher variable costs as a result of increased revenues and includes labor costs, fees tied to water volumes, fuel costs, and pond maintenance costs.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 32% and 60% of the cost of revenues for three months ended December 31, 2014 and 2013, respectively.  The gross margin for the three months ended December 31, 2014 and 2013 were 12.3% and (24.5%), respectively.  While the cost of revenues significantly increased in the current quarter, there was a corresponding increase in revenue resulting in gross profit in the current quarter versus a gross loss in the same quarter of the prior year as the Company had not reached the break-even point.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended December 31, 2014 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and impairment charge) was $270,800, an increase of $6,700, or 2.5%, compared to $264,100 reported for the quarter ended December 31, 2013.  Corporate expenses for the current quarter was $30,800 and represented a decrease of $47,500, or 60.7%, compared to corporate expenses of $78,300 reported for the comparable quarter ended December 31, 2013.  The decrease resulted primarily from reduced payroll and associated employee benefits  costs, offset by the decrease in allocation of corporate service cost to AES from $118,750 for the three months ended December 31, 2013 to $112,500 for the three months ended December 31, 2014.  AES expense of $194,600 for the quarter ended December 31, 2014 compared to $185,800 for the quarter ended December 31, 2013, an increase of $8,800, or 4.7%, which includes an increase in management fees paid to TCO due to the incentive component under the management agreement offset by decreased corporate allocations.  The AES operating expenses relate to the Deer Creek Water Disposal facility that initiated operation during the quarter ended September 30, 2012 and represented general overhead associated with the operation.  Amortization of stock-based compensation was $45,400 and zero for the three months ended December 31, 2014 and 2013, respectively.  The amount for the current quarter reflects the expense for stock options and stock grants issued during the current quarter to the Company’s officers and directors.

Operating Loss
Operating Loss for the quarter ended December 31, 2014 was ($244,800), a decrease of $36,400, or 12.9%, compared to an Operating Loss of ($281,200) reported for the same quarter of the prior year.  The decreased operating loss resulted from a decrease to gross profit (loss) offset by a small increase to selling, general and administrative expenses during the current quarter as compared to the same quarter of the previous year.

Other Income
Net interest income for the quarter ended December 31, 2014 was $11,600, an improvement of $3,300, or 39.8%, when compared to interest income of $8,300 for the quarter ended December 31, 2013.  The increase in interest income related primarily to an increase in the average outstanding balance of the ACC note receivable and the increased interest rate.

During the quarter ended December 31, 2014, the Company recorded net gains on the sale of marketable securities of $56,400, resulting from the sale of approximately 40,000 shares of its ORBCOMM Common Stock at an average selling price of $6.58 per share, compared to net gains on sale of marketable securities in the comparable quarter of the prior year of $403,900, resulting from the sale of 140,713 shares of ORBCOMM Common Stock at an average selling price of $5.78.

Net Income (Loss)
Net loss for the quarter ended December 31, 2014 amounted to ($176,800), or ($.04) per share, compared to net income of $132,100, or $.03 per share, in the comparable quarter of the prior year for reasons previously discussed.

ALANCO TECHNOLOGIES, INC.

Comprehensive Income (Loss)
Comprehensive Loss for the current quarter of ($200,300) represents the unrealized change in market value of the Company’s Marketable Securities held at December 31, 2014 compared to the same period of the prior fiscal year.  Comprehensive income for the quarter ended December 31, 2014 consisted of the net value of two items:  1) the quarter ending market value reclassification adjustment for gain included in Net Income (Loss) of $56,400 and 2) the net unrealized gain on marketable securities sold during the period of $32,900.  At December 31, 2014 the Company had sold all shares of ORBCOMM, Inc. Common Stock.

(B)	Six months ended December 31, 2014 versus six months ended December 31, 2013

Net Revenues
Net revenues reported for the six months ended December 31, 2014 were $443,500 compared to $84,400 for December 31, 2013, an increase of $359,100.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil.  The significant improvement for the comparative six month period is reflective of the Company’s development of customer relationships in the region.  Water deliveries are impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and the Company expands its customer base, we expect revenues to continue to improve.

Cost of Revenues
Cost of revenues for the six months ended December 31, 2014 were $378,500 as compared to $155,500 for the same six month period of the prior year, an increase of $223,000, or 143.4% when comparing the two periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  The increase is primarily due to higher variable costs as a result of increased revenues and includes labor costs, fees tied to water volumes, fuel costs, and pond maintenance costs.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 31% and 66% of the cost of revenues for the six months ended December 31, 2014 and 2013, respectively.   The gross margin for the six months ended December 31, 2014 and 2013 were 14.7% and (84.3%), respectively.  The improvement in gross margin when comparing the periods is primarily due to the increased revenues in the current six month period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended December 31, 2014 (consisting of corporate expenses, AES selling, general and administrative expense, amortization of stock-based compensation and impairment charge) was $546,400, a decrease of $27,800, or 4.9%, compared to $574,200 reported for the six months ended December 31, 2013.  Corporate expenses for the six month period was $106,900 and represented a decrease of $48,600, or 31.3%, compared to corporate expenses of $155,500 reported for the comparable six months ended December 31, 2013.  The decrease resulted primarily from reduced payroll and associated employee benefits costs, decreased allocation of corporate service cost to AES from $268,750 for the six months ended December 31, 2013 to $225,000 for the six months ended December 31, 2014.  AES operating expense was $394,100 for the six months ended December 31, 2014 as compared to $418,700 for the same six month period of the prior year, a decrease of $24,600, or 5.9%.  The primary reason for the decrease is the decreased allocation of corporate service cost to AES as described above.  Amortization of stock-based compensation was $45,400 and zero for the six months ended December 31, 2014 and 2013, respectively.  The amount for the current period reflects the expense for stock options and stock grants issued during the current quarter to the Company’s officers and directors.

Operating Loss
Operating Loss for the six months ended December 31, 2014 was ($481,400), a decrease of $163,900, or 25.4%, compared to an Operating Loss of ($645,300) reported for the same period of the prior year.  The decreased operating loss resulted from the improvement to gross profit and the decreased selling, general and administrative expenses.

ALANCO TECHNOLOGIES, INC.

Other Income and Expense
Net interest income for the six months ended December 31, 2014 was $23,100, an improvement of $7,000, or 43.5%, when compared to interest income of $16,100 for the same period ended December 31, 2013.  The increase in interest income related primarily to an increase in the average outstanding balance of the ACC note receivable.

During the six months ended December 31, 2014, the Company recorded a gain of $103,200 on the sale of 85,000 shares of its ORBCOMM Common Stock at an average selling price of $6.38 per share, compared to net gains on sale of marketable securities of $608,700, resulting from the sale of 241,831 shares of its ORBCOMM Common Stock at an average selling price of $5.43 per share.

The Company had other income during the quarter ended December 31, 2014 of $200 as compared to other income in the same period of the prior year of $1,300.  The prior year included the sale of miscellaneous assets.

Net Loss
Net Loss for the six months ended December 31, 2014 amounted to ($354,900), or ($0.07) per share, compared to a net loss of ($19,200), or ($0.00) per share, in the comparable period of the prior year for reasons previously discussed.

Comprehensive Income (Loss)
Comprehensive loss for the six month period ended December 31, 2014 of $476,100 represents the unrealized change in market value of the Company’s Marketable Securities held compared to the same period of the prior fiscal year.  Comprehensive income for the six months ended December 31, 2014 consisted of the net value of two items:  1) the six months ending market value reclassification adjustment for gain included in Net Income (Loss) of $103,200 and 2) the net unrealized loss on marketable securities sold during the period of $18,000.  At December 31, 2014 the Company had sold all shares of ORBCOMM, Inc. Common Stock.

Liquidity and Capital Resources

The Company’s current assets at December 31, 2014 exceeded current liabilities by $1,606,700, resulting in a current ratio of 5.5 to 1.  At June 30, 2014, current assets exceeded current liabilities by $2,066,400 reflecting a current ratio of 7.3 to 1.  The reduction in net current assets at December 31, 2014 versus June 30, 2014 was due primarily to the sale of Marketable Securities the Company held in ORBCOMM, Inc.

Accounts receivable of $92,400 represents the outstanding billings at December 31, 2014 of the AES water disposal operation that initiated operations during August 2012.  Other receivables totaling $3,000 represents billings to ACC for interest of $3,000.

Cash used in operations for the six month period ended December 31, 2014 was ($315,000), a decrease of ($216,300), or 40.7% compared to the ($531,300) reported for the same period of the prior year.  The decrease in net cash used in operations for the six months ended December 31, 2014 was due primarily to decreases in the gains on the sale of marketable securities offset by increases in operating losses for the six months ended December 31, 2014.

 Cash provided by investing activities for the six month period ended December 31, 2014 was $415,800, a decrease of $816,200, or 66.3% compared to the $1,232,000 provided for the same period of the prior year.  The decrease was primarily due to lower proceeds from the sale of marketable securities during the period, offset by an increase in the purchases of land, property, and equipment.

Cash used by financing activities for the six month period ended December 31, 2014 was ($8,100) compared to cash used by financing activities of ($26,100) for the same period of the prior year, a decrease of $18,000, or 69%.  The change was due to a reduction in the repurchase of treasury shares as compared to the same period of the prior year.

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

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At December 31, 2014 and June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment.  The Company believes the net judgment amount fails to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  The Company has filed its Appeal and intends to vigorously pursue the appeal of the judgment.  As required under the appeal process, the Company posted a bond with the court for $128,300, which is included in prepaid expenses and other current assets at December 31, 2014 and June 30, 2014.  Appeals typically take four to six months and the Company estimates a ruling will follow in another three to four months.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of December 31, 2014, there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2014, the Company issued at total of 75,000 shares of common stock valued at $31,500 to the Company’s independent directors as compensation.

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

February 13, 2015