Form 10-Q
period 2015-05-15
ALANCO TECHNOLOGIES INC
filed 2015-05-15
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
As of May 7, 2015 there were 4,982,400 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited)		4
		and June 30, 2014

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended March 31, 2015 and 2014

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		6
		For the three months ended March 31, 2015 and 2014

		Condensed Consolidated Statements of Operations (Unaudited)		7
		For the nine months ended March 31, 2015 and 2014

		Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)		8
		For the nine months ended March 31, 2015 and 2014

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		9
		For the nine months ended March 31, 2015

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the nine months ended March 31, 2015 and 2014		10

	Notes to Condensed Consolidated Financial Statements (Unaudited)			11
		Note A –	Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation
		Note C –	Marketable Securities
		Note D –	Note Receivable
		Note E –	Land, Property and Equipment
		Note F –	Earnings Per Share
		Note G –	Equity
		Note H –	Contingent Payments
		Note I -	Asset Retirement Obligation
		Note J -	Commitments and Contingencies
		Note K -	Related Party Transactions
		Note L -	Subsequent Events
		Note M –	Liquidity

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		26

	Item 4.	Controls and Procedures		26

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		27

	Item 6.	Exhibits		27

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND JUNE 30, 2014

	March 31, 2015	June 30, 2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$960,600	$1,215,600
Accounts receivable - trade, net	128,200	96,800
Other receivables - related party	4,500	9,200
Note receivable, current - related party	60,000	300,000
Marketable securities	-	560,100
Prepaid expenses and other current assets	212,600	212,700
Total current assets	1,365,900	2,394,400

LAND, PROPERTY AND EQUIPMENT, NET	4,392,900	4,163,000

OTHER ASSETS
Note receivable, long-term - related party	285,700	109,000
Trust account - asset retirement obligation	62,700	48,700
Prepaid royalties, long-term	-	50,000
TOTAL ASSETS	$6,107,200	$6,765,100

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$298,100	$278,000
Contingent payments, current	50,000	50,000
Total current liabilities	348,100	328,000

LONG-TERM LIABILITIES
Contingent payments, long-term	1,141,900	1,138,300
Asset retirement obligation	423,700	423,700
TOTAL LIABILITIES	1,913,700	1,890,000

SHAREHOLDERS' EQUITY
Preferred Stock - no shares issued or outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,982,400 and
4,962,500 shares issued and outstanding at March 31, 2015
and June 30, 2014, respectively	109,145,300	109,106,800
Class B - 25,000,000 no par shares authorized, none issued or
outstanding	-	-
Accumulated Other Comprehensive Income	-	121,200
Accumulated Deficit	(104,951,800)	(104,352,900)
Total shareholders' equity	4,193,500	4,875,100
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,107,200	$6,765,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2015	2014

NET REVENUES	$231,200	$180,200
Cost of revenues	211,800	137,400
GROSS PROFIT	19,400	42,800

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	68,300	82,000
Alanco Energy Services	191,600	193,800
Stock-based compensation	13,900	-
	273,800	275,800

OPERATING LOSS	(254,400)	(233,000)

OTHER INCOME
Interest income	10,400	11,200
Gain on sale of marketable securities	-	288,200
Other income	-	86,700
NET INCOME (LOSS)	$(244,000)	$153,100

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) per share attributable to common shareholders	$(0.05)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,971,900	4,932,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2015	2014

Net Income (Loss)	$(244,000)	$153,100

Reclassification adjustment for gain included in Net Income (Loss)	-	(288,200)

Net unrealized gain (loss) on marketable securities held at March 31,	-	(41,500)

Net unrealized gain on marketable securities sold during the period	-	125,500

Comprehensive Loss	$(244,000)	$(51,100)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2015	2014

NET REVENUES	$674,800	$264,600
Cost of revenues	590,400	292,900

GROSS PROFIT (LOSS)	84,400	(28,300)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	175,100	237,500
Alanco Energy Services	585,800	612,500
Stock-based compensation	59,300	-
	820,200	850,000

OPERATING LOSS	(735,800)	(878,300)

OTHER INCOME
Interest income	33,500	27,300
Gain on sale of marketable securities	103,200	896,900
Other income	200	88,000
NET INCOME (LOSS)	$(598,900)	$133,900

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net loss attributable to common shareholders	$(0.12)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,987,700	4,938,700

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2015	2014

Net Income (Loss)	$(598,900)	$133,900

Reclassification adjustment for gain included in Net Income (Loss)	(103,200)	(896,900)

Net unrealized loss on marketable securities held at March 31,	-	(19,900)

Net unrealized gain (loss) on marketable securities sold during the period	(18,000)	527,000

Comprehensive Loss	$(720,100)	$(255,900)

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2015 (unaudited)

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
Balances, June 30, 2014	4,962,500	$109,106,800	-	$-	$121,200	$(104,352,900)	$4,875,100
Shares issued for services	75,000	31,500	-	-	-	-	31,500
Value of stock-based compensation	-	27,800	-	-	-	-	27,800
Shares of Alanco common stock repurchased	-	-	55,100	20,800	-	-	20,800
Treasury shares retired	(55,100)	(20,800)	(55,100)	(20,800)	-	-	(41,600)
Other comprehensive income adjustment	-	-	-	-	(121,200)	-	(121,200)
Net loss	-	-	-	-	-	(598,900)	(598,900)
Balances, March 31, 2015	4,982,400	$109,145,300	-	$-	$-	$(104,951,800)	$4,193,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(598,900)	$133,900
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	141,300	129,200
Accretion of fair value - contingent payments	25,300	25,200
Gain on sale of StarTrak, excluding shares for services
valued at $7,800	-	(129,500)
Gain on sale of marketable securities	(103,200)	(896,900)
Stock issued for services	31,500	11,700
Note receivable issued for ACC amendment and accounting fees	-	(34,000)
Stock-based compensation	27,800	-
Changes in operating assets and liabilities:
Accounts receivable	(31,400)	(43,700)
Other receivables - related party	4,700	27,400
Prepaid expenses and other assets	50,100	27,500
Trust account - asset retirement obligation	(14,000)	(14,000)
Accounts payable and accrued expenses	(8,900)	85,900
Contingent payment liabilities	(21,700)	-
Net cash used in operating activities	(497,400)	(677,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to ACC	-	(25,000)
Proceeds from repayment of ACC note	92,300	-
Purchase of land, property, and equipment	(371,200)	(85,800)
Proceeds from sale of marketable securities	542,100	2,037,100
Payments pursuant to StarTrak sale	-	(643,800)
Net cash provided by investing activities	263,200	1,282,500

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(20,800)	(26,100)
Net cash used in financing activities	(20,800)	(26,100)

NET INCREASE (DECREASE) IN CASH	(255,000)	579,100

CASH AND CASH EQUIVALENTS, beginning of period	1,215,600	696,400

CASH AND CASH EQUIVALENTS, end of period	$960,600	$1,275,500

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Other comprehensive income adjustment	$121,200	$389,800
Note receivable issued for ACC amendment and accounting fees	$29,000	$-

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

The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of  landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord discussed above.  AES recorded the $100,000 payment as prepaid royalties which, under the current terms of the agreement, expire on August 31, 2015.  Management is pursuing an extension.  The remaining prepaid balances at March 31, 2015 and June 30, 2014 were $30,800 and $58,700, respectively.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation were obtained in May 2012.  The management agreement expired in January 2013 and continued on a month to month basis through March 31, 2015, at which time the Company elected not to renew the month to month arrangement.  During the nine months ended March 31, 2015, the Company paid TCO approximately $180,000 under the management agreement.  Effective April 1, 2015, the Company entered into an agreement for operations management services for the Deer Creek facility with a separate management company.  The agreement is cancellable by either party at any time.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements.  Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

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

         The following are the classes of assets and liabilities measured at fair value on a recurring basis at March 31, 2015, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	March 31,
	Assets	Inputs	Inputs	2015
Asset Retirement Obligation	$-	$-	$423,700	$423,700

Contingent Land Payment	-	-	652,500	652,500

Contingent Purchase Price	-	-	539,400	539,400
	$-	$-	$1,615,600	$1,615,600

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In January 2015, the FASB issued guidance regarding the elimination of the concept of extraordinary and unusual items from generally accepted accounting principles.  The guidance is effective for annual reporting periods beginning after December 15, 2015 including interim periods within that reporting period and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

In February 2015, the FASB issued guidance regarding consolidation analysis for limited partnerships and variable interest entities.  The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

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

The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2015:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2014	823,400	$0.63	3.35	$212,600	$-
Granted	390,000	$0.50	4.85	69,500	-
Exercised	-	-	-	-	-
Forfeited or expired	(10,200)	$1.50	-	(6,300)	-
Outstanding March 31, 2015	1,203,200	$0.58	3.28	$275,800	$-
Exercisable March 31, 2015	969,200	$0.60	2.96	$234,200	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2015, for those awards that have an exercise price below the closing price as of March 31, 2015 of $.30.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

        During the quarter ended December 31, 2014, the Company’s Board of Directors approved the 2014 Stock Incentive Plan (“2014 Plan”) which authorized 500,000 shares of the Company’s common stock the grant of stock options or stock awards.  During the quarter ended December 31, 2014, the Company issued 115,000 stock options under the 2014 Plan and 275,000 stock options under previously approved plans to the Company’s officers and directors for a total of 390,000 stock option grants.

As of March 31, 2015, the Company had approximately $41,700 of unamortized Black Scholes value related to outstanding stock options.  The unamortized amount is scheduled to be expensed during the next three quarters.  There were no new grants during the current quarter.

Note C – Marketable Securities

At June 30, 2014, the Company had $560,100 representing the market value ($6.59 per share) of 85,000 ORBCOMM Common Shares (NASDAQ: ORBC) with an average cost basis of $5.16 per share.  At March 31, 2015, the Company had sold all of its Marketable Securities previously held.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  The Company recorded an unrealized loss on marketable securities sold during the nine months ended March 31, 2015 of ($18,000), plus an adjustment of ($103,200) for unrealized gains previously recorded related to securities sold during the period.  The actual gain on securities sold is reported in the Statement of Operations.  Since all shares were sold as of December 31, 2014, at March 31, 2015 the Accumulated Other Comprehensive Income is zero and was presented in the Shareholders’ Equity section of the Condensed Consolidated Balance Sheet.

The Company sold a total of 85,000 shares of ORBCOMM, Inc. Common Stock during the nine months ended March 31, 2015 for total proceeds of $542,200, and an average selling price of approximately $6.38 per share, resulting in a net gain of $103,200.  The cost of the securities sold for purposes of computing the realized gain is based on the average cost of the securities.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the activities related to investment in Marketable Securities for the nine months ended March 31, 2015:

						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Cost Basis	Per Share	Total Value	Gain	(Loss)
June 30, 2014	85,000	$5.16	$439,100	$6.59	$560,100	$121,000	$-

Shares sold	(45,000)	5.16	(232,600)

September 30, 2014	40,000	$5.16	$206,500	$5.75	$230,000	$23,500	$-

Shares sold	(40,000)	5.16	(206,500)

December 31, 2014 and
March 31, 2015	-	$-	$-	$-	$-	$-	$-

Note D – Note Receivable

Note receivable of $345,700 and $409,000 at March 31, 2015 and June 30, 2014, respectively, represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  In January 2015, ACC and the Company modified the loan agreement by revising the payment terms to require minimum monthly payments starting in January 2015 to the greater of $5,000 or ten percent (10%) of the gross monthly revenue for such month.  Since this January 2015 loan amendment, ACC has made payments totaling approximately $30,900 under the minimum monthly payment terms.  Based on the history of the note modifications, the recent modification hereto, and ACC’s history of an ability to make a certain level of payments, the Company has classified $60,000 of the note as current and $285,700 of the note as long-term.  ACC is currently in compliance with all terms of the January 2015 amendment.  No provision for collectability has been recorded as of March 31, 2015 and June 30, 2014.

Note E – Land, Property and Equipment

Land, Property and Equipment at March 31, 2015 and June 30, 2014 consist of the following:

	June 30, 2014	Additions	March 31, 2015
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,714,600	3,700	2,718,300
Production equipment	232,000	278,200	510,200
	2,997,900	281,900	3,279,800
Less accumulation depreciation	(371,800)	(141,300)	(513,100)
Land and improvements	1,536,900	89,300	1,626,200
Net book value	$4,163,000	$229,900	$4,392,900

Note F – Earnings Per Share

Basic and diluted income (loss) per share of common stock was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the nine months ended March 31, 2015 and 2014, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,203,200 and 1,076,600 at March 31, 2015 and 2014, respectively.

Note G – Equity

During the nine months ended March 31, 2015, the Company issued each of the Company’s three independent members of the Board of Directors 25,000 stock grants for a total of 75,000 shares valued at $31,500.  The Company recorded $16,500 of expense related to the stock grants during the current fiscal year and had accrued $15,000 at June 30, 2014.  The value of stock-based compensation (stock options) recognized for the nine months ended March 31, 2015 was $27,800.

During the nine months ended March 31, 2015, the Company recognized a comprehensive income adjustment in the amount of ($121,200), reported in the Condensed Consolidated Statement of Changes in Shareholders’ Equity.  This adjustment reduced Accumulated Other Comprehensive Income to $0 as of March 31, 2015, which reflects the sale of the remaining Marketable Securities during the current period.

In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  During the quarter ended March 31, 2014, the board of directors renewed the stock repurchase program, extending it through December 31, 2014 and establishing an aggregate future amount of shares that may be purchased under the program to 2 million shares.  During the quarter ended December 31, 2014, the board of directors again renewed the stock purchase program, extending it through December 31, 2015.  For the nine months ended March 31, 2015, the Company had repurchases under the program for a total of 55,100 shares at a cost of approximately $20,800, or $0.38 per share.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At March 31, 2015 and June 30, 2014, no Preferred Stock of any series was issued or outstanding.

Note H - Contingent Payments

Contingent payments at March 31, 2015 and June 30, 2014 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	March 31,	June 30,
	2015	2014
Contingent land payment	$652,500	$660,200
Contingent purchase price	539,400	528,100
	1,191,900	1,188,300
Less current portion	(50,000)	(50,000)
Contingent payments, long-term	$1,141,900	$1,138,300

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Contingent land payment of $652,500 at March 31, 2015 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The maximum total of $800,000 of contingent land payments is based upon 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the nine months ended March 31, 2015 by $14,100.  During the nine months ended March 31, 2015, approximately $21,700 was earned and payable under the contingency formula.

Contingent purchase price of $539,400 at March 31, 2015 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TCO transferred a land lease for approximately 24 acres of land known as Deer Creek and all related tangible and intangible assets.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent purchase price during the nine months ended March 31, 2015 by $11,200.

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

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.  During the nine months ended March 31, 2015, the Company made the required quarterly payments.  The balances in the trust account for the asset retirement obligation as of March 31, 2015 and June 30, 2014 were $62,700 and $48,700, respectively.

Note J – Commitments and Contingencies

Legal Proceedings

The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At March 31, 2015 and June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment.  The Company believes the net judgment amount fails to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  The Company filed its appeal in November 2014 and intends to vigorously pursue the appeal of the judgment.  As required under the appeal process, the Company posted a bond with the court for $128,300, which is included in prepaid expenses and other current assets at March 31, 2015 and June 30, 2014.  Appeals typically take four to six months and the Company estimates a ruling will follow in an additional three to four months.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2015, there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Deer Creek Facility

The Company’s Deer Creek Facility experienced higher than planned pond maintenance costs during the current quarter.  Pond maintenance refers to treatment of the pond water to insure compliance with the Company’s various state and county permits.  Ponds at Deer Creek are currently experiencing excessive bacteria growth.   Pond chemistry can change due to warmer temperatures and as the summer months approach, changes could lead to unplanned expenditures to balance and maintain the ponds.  The Company is working with potential vendors and there is no cost estimate at this time.

Note K – Related Party Transactions

At March 31, 2015 and June 30, 2014 the Company held a note due from American Citizenship Center, LLC (“ACC”), a related party, with balances of $345,700 and $409,000, respectively.  Refer to Note D – Note Receivable for further discussion.  During the nine months ended March 31, 2015 the Company billed ACC a total of approximately $29,500, which includes amounts for legal services related to note modifications and interest on the note.  At March 31, 2015, the Company had unpaid receivables from ACC in the amount of $4,500 which represents one quarter of interest plus legal services on the recent note modification.  All required payments have been subsequently paid.

During the nine months ended March 31, 2015, the Company issued each of the Company’s three independent members of the Board of Directors 25,000 stock grants for a total of 75,000 shares valued at $31,500.  The Company recorded $16,500 of expense related to the stock grants during the current fiscal year and had accrued $15,000 at June 30, 2014.

In November 2014, the Company’s Board of Directors approved a change to the independent director compensation.  Effective January 1, 2015, the three independent directors will be paid cash compensation of $1,000 each per month.

Note L – Subsequent Events

There are no subsequent events to be reported.

Note M - Liquidity

             During the nine months ended March 31, 2015, the Company reported a net loss of ($598,900) and for fiscal year ended June 30, 2014, the Company reported a net loss of ($106,200).  As of March 31, 2015, the Company’s working capital balance was $1,017,800.  For the next year, the Company expects to meet its working capital and other cash requirements with its current cash reserves. However, if for any reason, the Company does require additional working capital to complete its business plan, there can be no assurance that the Company’s efforts to acquire the required additional working capital will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning the estimated fair value of stock-based compensation, expense recognition, realization of deferred tax assets, accounts and note receivables, estimated useful lives and carrying value of fixed assets, the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities, and the Company’s ability to continue as a going concern.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

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

ALANCO TECHNOLOGIES, INC.

Realization of Note Receivable
The Company has reviewed ACC’s projected revenues, related assumptions and cash flows when evaluating the collectability of the note receivable and determining the need for any reserve.  These assumptions are further influenced by current political activities.  Based on this evaluation, the note is deemed fully collectible.

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

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended March 31, 2015 versus three months ended March 31, 2014

Net Revenues
Net revenues reported for the quarter ended March 31, 2015 were $231,200 compared to $180,200 for the quarter ended March 31, 2014, an increase of $51,000, or 28.3%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil.  The improvement for the comparative three month period is reflective of the Company’s development of customer relationships in the region.  Water deliveries are impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impact water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.

Cost of Revenues
Cost of revenues for the three months ended March 31, 2015 and 2014 were $211,800 and $137,400, respectively, an increase of $74,400 or 54.1% when comparing the periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  The increase is primarily due to higher variable costs as a result of increased revenues and includes labor costs, fees tied to water volumes, fuel costs, pond maintenance costs, and equipment rental costs.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 29% and 41% of the cost of revenues for the three months ended March 31, 2015 and 2014, respectively.  The cost of revenues significantly increased in the current quarter due to increased pond maintenance costs and increased fuel usage.  The increased cost of revenues had a negative impact on the gross profit and reduced the gross margin to 8.4% for the current quarter as compared to 23.7% for the same quarter of the prior year.

ALANCO TECHNOLOGIES, INC.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2015 (consisting of corporate expenses, AES selling, general and administrative expense, and amortization of stock-based compensation) was $273,800, a decrease of $2,000, or 0.7%, compared to $275,800 reported for the quarter ended March 31, 2014.  Corporate expenses for the current quarter was $68,300 and represented a decrease of $13,700, or 16.7%, compared to corporate expenses of $82,000 reported for the comparable quarter ended March 31, 2014.  The decrease resulted primarily from reduced payroll and associated employee benefit costs.  AES expense of $191,600 for the quarter ended March 31, 2015 compared to $193,800 for the quarter ended March 31, 2014 reflects a decrease of $2,200 or 1.1% when comparing the two periods.  The AES operating expenses relate to the Deer Creek Water Disposal facility and represented general overhead associated with the operation.  Stock-based compensation during the current quarter was $13,900 compared to $0 for the quarter ended March 31, 2014.  The increase is reflective of the amortization of stock options which were issued to the Company’s officers and directors during the quarter ended December 31, 2014.

Operating Loss
Operating loss for the quarter ended March 31, 2015 was ($254,400), an increase of $21,400, or 9.2%, compared to an Operating Loss of ($233,000) reported for the same quarter of the prior year.  The increased operating loss resulted from lower gross profit in the quarter ended March 31, 2015 when compared to the quarter ended March 31, 2014 as discussed above.

Other Income
Interest income for the quarter ended March 31, 2015 was $10,400, a decrease of $800, or 7.1%, when compared to interest income of $11,200 for the quarter ended March 31, 2014.  The decrease in interest income related primarily to a decrease in the average outstanding balance of the ACC note receivable.

The Company sold its remaining shares of ORBCOMM Common Stock during the quarter ended December 31, 2014.  As a result, there were no gains on the sale of marketable securities during the quarter ended March 31, 2015, as compared to the net gains on the sale of marketable securities of $288,200, resulting from the sale of approximately 94,486 shares of its ORBCOMM Common Stock at an average selling price of $7.67 per share.

There was no other income during the quarter ended March 31, 2015 as compared to $86,700 during the quarter ended March 31, 2014, which included other income recorded from the settlement with ORBCOMM on the working capital adjustment and product warranty escrow of $121,700, $25,000 for the loan amendment fee for the ACC note, offset by other expense of $60,000 accrued for estimated legal costs related to the Company’s Alanco/TSI PRISM, Inc. subsidiary.

Net Income (Loss)
Net loss for the quarter ended March 31, 2015 amounted to ($244,000), or ($.05) per share, compared to net income of $153,100, or $.03 per share, in the comparable quarter of the prior year for reasons previously discussed.

Comprehensive Income (Loss)
Comprehensive Loss for the current quarter of ($244,000) reflects Net Loss for the quarter without adjustment since the balance of the Company’s ORBCOMM Common Stock had been sold during the quarter ended December 31, 2014.  Comprehensive loss for the same quarter of the prior year of ($51,100) reflects the $204,200 unrealized gain for the change in market value of the Company’s Marketable Securities held during the quarter.  Unrealized gain for the quarter ended March 31, 2014 consisted of the net value of three items: 1) the quarter ending market value reclassification adjustment for gain included in Net Income of $288,200; 2) an Unrealized Loss on Marketable Securities of $41,500 resulting from a decrease in the market value of the shares recorded during the quarter pursuant to the ORBCOMM settlement, compared to the recorded cost, and; 3) the net unrealized gain on marketable securities sold during the period of $125,500.  At March 31, 2014 the Company value 95,000 shares of ORBCOMM, Inc. Common Stock at $6.85 per share for a total value of $650,800.

ALANCO TECHNOLOGIES, INC.

(B)	Nine months ended March 31, 2015 versus nine months ended March 31, 2014

Net Revenues
Net revenues reported for the nine months ended March 31, 2015 were $674,800 compared to $264,600 for March 31, 2014, an increase of $410,200, or 155%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil.  The significant improvement for the comparative nine months period is reflective of the Company’s development of customer relationships in the region.  Water deliveries are impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.

Cost of Revenues
Cost of revenues for the nine months ended March 31, 2015 were $590,400 as compared to $292,900 for the same nine month period of the prior year, an increase of $297,500, or 101.6%, when comparing the two periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs and other operating costs.  The increase is primarily due to higher variable costs as a result of increased revenues and includes labor costs, fees tied to water volumes, fuel costs, pond maintenance costs, and equipment rental costs.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 31% and 55% of the cost of revenues for the nine months ended March 31, 2015 and 2014, respectively.  The gross margin for the nine months ended March 31, 2015 and 2014 were 12.5% and (10.7%), respectively.  The improvement in gross margin when comparing the periods is primarily due to the increased revenues in the current nine month period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended March 31, 2015 (consisting of corporate expenses, AES selling, general and administrative expense, and amortization of stock-based compensation) was $820,200, a decrease of $29,800, or 3.5%, compared to $850,000 reported for the nine months ended March 31, 2014.  Corporate expenses for the nine month period was $175,100 and represented a decrease of $62,400, or 26.3%, compared to corporate expenses of $237,500 reported for the comparable nine months ended March 31, 2014.  The decrease resulted primarily from reduced payroll and associated employee benefits costs offset by a related decreased allocation of corporate service cost to AES from $381,250 for the nine months ended March 31, 2014 to $337,500 for the nine months ended March 31, 2015.  AES operating expense was $585,800 for the nine months ended March 31, 2015 as compared to $612,500 for the same nine month period of the prior year, a decrease of $26,700, or 4.4%.  The primary reason for the decrease is the decreased allocation of corporate service cost to AES as described above.  Stock-based compensation during the current quarter was $59,300 versus zero for the quarter ended March 31, 2014.  The amount for the current period reflects the expense for stock options and stock grants issued during the current quarter to the Company’s officers and directors.

Operating Loss
Operating Loss for the nine months ended March 31, 2015 was ($735,800), a decrease of $142,500, or 16.2%, compared to an Operating Loss of ($878,300) reported for the same period of the prior year.  The decreased operating loss resulted primarily from the improvement to gross profit and the decreased selling, general and administrative expenses.

ALANCO TECHNOLOGIES, INC.

Other Income
Interest income for the nine months ended March 31, 2015 was $33,500, an improvement of $6,200, or 22.7%, when compared to interest income of $27,300 for the same period ended March 31, 2014.  The increase in interest income related primarily to an increase in the interest rate on the Company’s cash investments.

During the nine months ended March 31, 2015, the Company recorded a gain of $103,200 on the sale of 85,000 shares of its ORBCOMM Common Stock at an average selling price of $6.38 per share, compared to net gains on sale of marketable securities of $896,900 on the sale of 336,317 shares of its ORBCOMM Common Stock at an average selling price of $6.06 per share during the same period ended March 31, 2014.

During the nine months ended March 31, 2015, the Company recorded other income of $200 as compared to other income of $88,000 during the nine months ended March 31, 2014, a decrease of $87,800.  The decrease is primarily due to other income recorded in nine months ended March 31, 2014 of $121,700 for the settlement with ORBCOMM on the working capital adjustment and product warranty escrow, $25,000 for the loan amendment fee for the ACC note, offset by other expense of $60,000 accrued for estimated legal costs related to the Company’s Alanco/TSI PRISM, Inc. subsidiary.

Net Income (Loss)
Net loss for the nine months ended March 31, 2015 amounted to ($598,900), or ($0.12) per share, compared to a net income of $133,900, or $.03 per share, in the comparable period of the prior year for reasons previously discussed.

Comprehensive Income (Loss)
Comprehensive loss for the nine month period ended March 31, 2015 of ($720,100) represents the unrealized change in market value of the Company’s Marketable Securities held compared to the same period of the prior fiscal year.  Comprehensive income for the nine months ended March 31, 2015 consisted of the net value of two items:  1) the six months ending market value reclassification adjustment for gain included in Net Income (Loss) of $103,200 and 2) the net unrealized loss on marketable securities sold during the period of $18,000.  At December 31, 2014 the Company had sold all shares of ORBCOMM, Inc. Common Stock.

Liquidity and Capital Resources

The Company’s current assets at March 31, 2015 exceeded current liabilities by $1,017,800, resulting in a current ratio of 3.9 to 1.  At June 30, 2014, current assets exceeded current liabilities by $2,066,400 reflecting a current ratio of 7.3 to 1.  The reduction in net current assets at March 31, 2015 versus June 30, 2014 was due primarily to a net use of cash during the nine months ended March 31, 2015, the sale of Marketable Securities the Company held in ORBCOMM, Inc., and the reclassification of a larger portion of the ACC note to long-term.

Accounts receivable of $128,200 represents the outstanding billings at March 31, 2015 of the AES water disposal operation that initiated operations during August 2012.  Other receivables totaling $4,500 represents billings to ACC for interest of $2,800 and legal fees of $1,700 associated with the most recent note restructuring.

Cash used in operations for the nine month period ended March 31, 2015 was ($497,400), a decrease of ($179,900), or 26.6% compared to the ($677,300) reported for the same period of the prior year.  The decrease in net cash used in operations for the nine months ended March 31, 2015 was due primarily to a decrease in net loss before non-cash items.

 Cash provided by investing activities for the nine month period ended March 31, 2015 was $263,200, a decrease of $1,019,300, or 79.5% compared to the $1,282,500 provided for the same period of the prior year.  The decrease was primarily due to lower proceeds from the sale of marketable securities during the period and the increased amount of land, property and equipment purchased during the period.

ALANCO TECHNOLOGIES, INC.

Cash used by financing activities for the nine month period ended March 31, 2015 was ($20,800) compared to cash used by financing activities of ($26,100) for the same period of the prior year, a change of ($5,300).  The change was primarily due to a reduction in the amount of repurchased treasury shares in the current period as compared to the amount repurchased in the same period of the prior year.

During fiscal 2015, the Company expects to meet its working capital and other cash requirements with its current cash reserves.  However, the Company may require additional working capital for future operations.  While the Company believes that it will succeed in attracting additional required capital and will generate capital from future operations, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations, identify profitable acquisition/merger candidates and/or successfully invest its capital.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At March 31, 2015 and June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment.  The Company believes the net judgment amount fails to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  The Company filed its appeal in November 2014 and intends to vigorously pursue the appeal of the judgment.  As required under the appeal process, the Company posted a bond with the court for $128,300, which is included in prepaid expenses and other current assets at March 31, 2015 and June 30, 2014.  Appeals typically take four to six months and the Company estimates a ruling will follow in an additional three to four months.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2015, there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2015, the Company issued a total of 75,000 shares of common stock valued at $31,500 to the Company’s independent directors as compensation.

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

May 15, 2015