Form 10-K
period 2015-06-30
ALANCO TECHNOLOGIES INC
filed 2015-09-30
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer   (Do not check if a smaller reporting company)
Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
___           Yes             X           No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,065,900.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of September 18, 2015, there were 4,982,400 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Alanco Technologies, Inc. (Stock Symbol: ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or “Alanco” refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  During the fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, Inc. (“AES”) which acquired assets and completed construction of a water treatment and disposal facility, discussed below, which began receiving produced water in August 2012.  All operating revenue for fiscal years ended June 30, 2015 and 2014 were generated by AES’s water treatment and disposal operations.  The Company has five employees of which four are full time.

RECENT BUSINESS DEVELOPMENTS

Alanco Energy Services, Inc. - In April 2012, AES, a subsidiary of the Company, executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO (“Deer Creek site”) and all related assets to AES.  AES has developed the Deer Creek site with approximately eight acres of evaporation ponds for the treatment and disposal of large quantities of produced water generated by oil and gas producers in Western Colorado.  The Deer Creek site generally operates with three employees, of which two are full time.  There are other facilities which accept produced water deliveries, however, the Company believes that the Deer Creek site has a significant freight advantage for some producers in the region due to the facility’s favorable location.  Based on demand in the area, AES has been able to develop its customer base since the start of operations and continues to seek new customer relationships.  The Deer Creek facility is subject to compliance with environmental laws under which it has established an Asset Retirement Obligation of $429,700 at June 30, 2015.

AES also purchased a 160 acre site near Grand Junction, CO (“Indian Mesa site”) from Deer Creek Disposal, LLC ("DCD"), for additional expansion of the disposal facility and potential land fill site.  As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note which was paid on its November 15, 2012 due date.  AES has also agreed to contingent quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses, not to exceed $200,000 for any calendar quarter (contingent land payment).  See notes 5 and 8 in the notes to consolidated financial statements under Item 8 to this Form 10-K for additional discussion on the transfer of the land lease and the contingent purchase price obligation incurred.  In December 2013, in response to an AES request to amend its County Use Permit (“CUP”), the Mesa County Board of Commissioners unanimously approved a new CUP for AES to construct and operate evaporation ponds and/or landfill for disposal of solid oil and gas (O&G) waste, such as drill cuttings, tank bottoms, sock filters, etc.  The approval also allows for solid and produced water disposal of Naturally-Occurring Radioactive Materials (NORM) and Technically Enhanced Naturally-Occurring Radioactive Materials (TENORM).  In June 2014 AES received final construction approval from the Colorado Department of Public Health and Environment (CDPHE) for twelve produced water disposal ponds, which if developed as planned, would be located on the north 80 acres of the Indian Mesa site.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

We may not be able to finalize our business plans.   We have completed the initial acquisition of assets and developed the Deer Creek site for AES’s water treatment and disposal business.  The 160 acre Indian Mesa site is still in the permitting stage with 80 acres approved for produced water treatment and disposal and the other 80 acres in the final permitting stage for a solid waste disposal facility.  There is no assurance that the remaining 80 acres of the Indian Mesa permitting process will be successfully completed or that we have the capital to fund the Indian Mesa development.

The loss of key personnel would have a negative impact on our business and future development objectives.  Our strategy is reliant on key personnel who understand the business in which we are invested.  We have certain incentives to retain key personnel, but have no assurance that such personnel will remain with the Company on a long-term basis.  The loss of the services of those key personnel could have an adverse effect on the business, operating results and financial condition of our company.

Worsening general economic conditions may negatively affect our ability to complete development. Previous deterioration in general economic conditions resulted in a challenging lending environment which may affect the Company’s ability to further develop its AES Indian Mesa site.

Acts of domestic terrorism and war impacted general economic conditions and our ability to operate profitably.  As a result of past terrorist acts and resulting military actions, there has been a disruption in general economic activity.  There may be other consequences resulting from past acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, and personnel, which we may not be able to anticipate.  These terrorist acts and acts of war may continue to impact the economy, and in turn, may reduce the demand for the Company’s products and services, which would harm the Company’s ability to make a profit.

The Company may not have sufficient capital to meet the liquidity needs to develop assets or otherwise pursue its business plan; and there is no assurance that additional capital can be obtained through the sale of stock or additional financing.  The Company incurred significant losses during fiscal year 2015 and has experienced significant losses in prior years.  Management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised.  The fiscal 2016 operating plan contemplates development of the AES Indian Mesa site.  In order to develop the Indian Mesa site, the Company will need additional financing which may be in the form of public or private debt or equity financing, or both.    If we need to seek additional financing to meet working capital requirements, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our business, operating results, financial condition and ability to continue operations may be materially adversely affected.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

A significant portion of our current assets are represented by the note receivable from American Citizenship Center, LLC.  The Company has a note receivable from American Citizenship Center, LLC (“ACC”).  ACC, a related party, is a company that provides self-help immigration services for undocumented youth under policies developed by the Department of Homeland Security.  ACC’s business plan had anticipated immigration reform would be enacted, which has not occurred.  President Obama issued an “Executive Action” in November 2014; however, several states have filed a lawsuit to stop the new program.  While the U.S. Government has appealed the lawsuit, there is no assurance that there will be a positive outcome which could negatively impact the Company’s ability to collect on the note.

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

The Company’s Alanco Energy Services, Inc. Deer Creek water disposal site may experience increased pond maintenance costs.  During the fiscal year 2015 the Deer Creek water disposal site experienced anaerobic bacterial conditions which significantly increased operating costs during the third and fourth quarters.  The Company believes the current pond maintenance protocol is effective but there is no assurance that successful maintenance will continue.

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

Non-compliance with current laws regulating the Deer Creek facility may have a negative impact.  The Deer Creek facility is subject to regulations by multiple authorities in the State of Colorado.  If AES were out of compliance with the regulations, there may be a negative impact on the Company.

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

The market price of Alanco Class A Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

1.	actual or anticipated fluctuations in our operating results;
2.	the loss of key management or technical personnel;
3.	the outcome of any current or future litigation;
4.	changes in our financial estimates by securities analysts;
5.	broad market fluctuations;
6.	recovery from natural disasters; and
7.	economic conditions in the United States or abroad.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate office is located at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, in an approximately 1,500 square foot facility.  At June 30, 2015 the facility was occupied on a month to month basis with monthly payments of $1,700 (including rental tax).  Effective August 1, 2015, the month to month payment increased to $1,800 (including rental tax).

In April 2012, AES executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO (known as the Deer Creek site).   AES has developed eight acres of ponds for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado.  The site was chosen due to its unique ability to meet stringent government requirements for disposal of high saline water produced as a by-product of oil and gas production, and termed “produced water”.  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits required to construct the facilities.  The ten year land lease, effective May 1, 2012 has two additional ten year option periods that may be activated by AES.  The initial terms of the lease requires minimum monthly lease payments of $100 per acre (increasing to $150 and $200 per acre for the second and third ten year option periods, respectively) plus additional rent based upon quantities of produced water received (approximately $.25 per barrel) at the site. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.

In April 2012, AES also acquired from Deer Creek Disposal, LLC ("DCD") a 160 acre parcel of land approximately three miles from the Deer Creek site to provide additional expansion to the proposed water disposal facility. AES agreed to potential additional quarterly contingent land payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses up to a maximum of $200,000 per quarter (contingent land payment) with a net present value at June 30, 2015 and 2014 of $653,900 and $660,200, respectively.  In addition, under the TCO agreement, TCO can earn additional payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent purchase price obligation), starting January 1, 2014.

In May 2015, AES signed a one year lease for an approximately 700 square foot office space located at 138 S. Park Square, Suite 201, Fruita, Colorado 81521 with monthly rental payments of $700 (including rental tax).

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism, Inc.) (“TSI”) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case No. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment and had posted a bond with the court in conjunction with the Company’s appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court’s damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court’s decision vacated the trial court’s attorney’s fee award and stated that TSI is entitled to an award of fees on appeal.  At June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  The Company is currently following the court’s direction and working under the dispute guidelines defined in the asset purchase agreement.  The Company believes that the lower court’s judgment failed to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of June 30, 2015, other than the litigation discussed above, there was no such litigation pending deemed material by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Alanco's common stock is traded on the OTC bulletin board market under the stock symbol “ALAN”.

The following table sets forth high and low closing prices for each fiscal quarter for the last two fiscal years.  The prices are as quoted on the over the counter market.

	Fiscal 2015		Fiscal 2014
Quarter Ended	High	Low	High	Low

September 30	$0.52	$0.40	$0.69	$0.41
December 31	$0.52	$0.33	$0.58	$0.43
March 31	$0.35	$0.29	$0.47	$0.39
June 30	$0.33	$0.28	$0.65	$0.36

As of June 30, 2015 and 2014 Alanco had approximately 2,300 holders of its Class A Common Stock, including an estimate of street name holders.

The Company issued a total of 75,000 shares of its Class A Common Stock during fiscal year ended June 30, 2015.  All shares were issued for services.

Alanco has paid no Common Stock cash dividends and has no current plans to do so.  During the fiscal years ended June 30, 2015 and 2014 the Company repurchased 55,100 and 56,800 common shares for $20,800 and $26,100 respectively, or an average of $.38 and $.46 per share, respectively.  The repurchased shares were retired prior to each year end.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

During fiscal year ended June 30, 2012, the Company formed AES as a wholly-owned subsidiary and constructed the Deer Creek water treatment and disposal facility located near Grand Junction, CO.  The facility started to receive produced water in August 2012.  During fiscal 2015 and 2014, the Company continued the permitting process for the 160 acre site known as Indian Mesa for water treatment and disposal and a landfill/land farm operation.

Current Status of Deer Creek facility

The Deer Creek produced water disposal facility, located near Grand Junction, CO, became operational in August 2012 with annual evaporative capacity of approximately 300,000 barrels without using enhanced evaporation methods, providing some Piceance Basin producers with significant transportation cost savings compared to alternative water disposal sites.  In November 2014, the facility received approval from the Mesa County Board of Commissioners allowing 24 hours a day, seven days per week operations for two years with an administrative review conducted by the Planning Division after one year.  During fiscal year 2015, the facility experienced anaerobic bacterial conditions in its evaporation ponds and as a result, restricted water intake during the fourth quarter while it was treating the ponds.  The pond conditions have significantly improved and the Company is currently following a bioremediation maintenance program to maintain pond health.  The Company anticipates increased water revenues during the second quarter of fiscal 2016 which will be achieved by allowing increased water deliveries as well as an increase to the average revenue per barrel for water deliveries.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The SEC suggests that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, revenue recognition, the classification and valuation of marketable securities, realization of accounts and note receivable, estimated useful lives and carrying value of fixed assets, stock-based compensation, the recorded values of accruals and fair values of assets and liabilities including the Company’s contingent liabilities.

Revenue Recognition
The Company uses four factors to determine the appropriate timing of revenue recognition.  Three of these factors are generally factual considerations that are not subject to material estimates (evidence of an arrangement exists, the service has been performed and the fee is determinable).  The fourth factor includes judgment regarding the collectability of the sales price.  The Company’s written arrangement with customers establishes payment terms and the Company only enters into arrangements when it has reasonable assurance that it will receive payment from the customer.  The assessment of a customer’s credit-worthiness is reliant on management’s judgment on factors such as credit references and market reputation.  If any sales are made that become uncollectible, the Company establishes a reserve for the uncollectible amount.  Any sales tax for which the Company is responsible is recorded as a reduction of the associated revenue.

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

Realization of Accounts and Note Receivable
The Company uses the allowance method for potentially uncollectible trade accounts and note receivable.  An allowance for doubtful accounts is established based a review of outstanding account balances.  The Company reviews payment history and credit worthiness in the determination of its allowance for doubtful accounts.  In addition, the Company has reviewed the note holder’s projected revenues, related assumptions and cash flows when evaluating the collectability of the note receivable.

Estimated Useful Lives and Carrying Value of Fixed Assets
The Company values fixed assets based on cost and depreciates fixed assets based on estimated useful lives using the straight-line method, generally over a 3 to 20 year period.  Expenditures for ordinary maintenance and repairs are expensed as incurred.  Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated and a gain or loss is recorded in the statement of operations.  The Company analyzes the carrying value of fixed assets by reviewing income projections and undiscounted cash flows which include assumptions based on current market conditions for anticipated revenues and expenses.  These assumptions are reasonably likely to change in the future based on changing markets, which may have a material effect.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Results of Operations

Net Revenues
Revenues for the year ended June 30, 2015 were $785,700 as compared to revenues for the year ended June 30, 2014 of $638,500, an increase of $147,200, or 23.1%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  Revenues for fiscal 2015 were concentrated approximately 85.1% with four customers versus revenues for fiscal 2014 which were concentrated approximately 87.9% to four customers.  The significant customers represented $14,900, or 32.5% of the accounts receivable balance at June 30, 2015, while the significant customers for fiscal 2014 represented $77,700, or 79.5% of the accounts receivable balance outstanding at June 30, 2014.  While the concentration percentages are similar over the last two fiscal years, the Company has continued development of relationships with customers in the region, which the Company anticipates to continue to improve. Revenues can be impacted by weather conditions, the prices of oil and gas which may impact drilling activities in the region, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.

Cost of Revenues
Cost of revenues for the years ended June 30, 2015 and 2014 were $925,700 and $437,200, respectively, an increase of $488,500 or 111.7%.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The increase is primarily due to higher pond maintenance costs including pond treatments to manage anaerobic bacterial conditions plus associated rental equipment and related fuel costs.  In addition, other variable costs increased due to higher revenues and include labor costs and fees tied to water volumes.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 19% and 50% of the cost of revenues for the fiscal years 2015 and 2014, respectively.  Fixed costs for the current year decreased due to the reversal of the contingent earn-out and the recovery of the associated amortization.  Gross profit for the year ended June 30, 2015 was a gross (loss) of ($140,000) with a gross margin of (18%) and for the year ended June 30, 2014 was a gross profit of $201,300 with a gross margin of 31%.  The gross loss in the current year is primarily due to the increased pond maintenance costs mentioned above.  Without these extra costs of approximately $418,000, the Company would have had a gross profit of approximately $278,000, or 35%, which would reflect an improvement of $76,700, or 4% improvement in gross margin over the fiscal year 2014.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year ended June 30, 2015 (consisting of corporate expenses, AES selling, general and administrative expense and stock-based compensation) was $1,033,800, a decrease of $244,700, or 19.1%, compared to $1,278,500 (consisting of corporate expenses, AES selling, general and administrative expense and impairment charges) reported for the fiscal year ended June 30, 2014. During fiscal 2015, the allocation of corporate service cost to AES was decreased.  As a result, total corporate expenses plus AES selling, general and administrative expense are being compared in this discussion.  For fiscal year ended June 30, 2015, corporate expense plus AES selling, general and administrative expense was $960,500 as compared to $1,118,000 for fiscal year ended June 30, 2014, a decrease of $157,500, or 14.1%.  The combined decrease is primarily due to a reduction in corporate salaries and benefits reflecting a change in staff levels and a decrease in travel expenses, offset by an increase in professional services.  Stock-based compensation for the fiscal year 2015 is $73,300 as compared to zero for fiscal year 2014.  During the fiscal year ended June 30, 2014, the Company recorded an impairment charge of $160,500 related to an injection well located on the Deer Creek property.  During the fourth quarter of fiscal 2014, the Company met with State of Colorado officials regarding the injection well permit and due to the length of time the process was taking and the uncertainty of a positive outcome, decided to record the impairment charge.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Operating Loss
Operating Loss for the year ended June 30, 2015 was ($1,173,800), an increase of $96,600, or 9%, compared to an Operating Loss of ($1,077,200) reported for the prior year.  The increased operating loss resulted from an increase in revenues offset by an increase in cost of revenues, resulting in a gross loss, offset by a decrease in selling, general and administrative expenses in fiscal 2015 versus fiscal 2014.

Other Income and Expense
Interest income for the year ended June 30, 2015 was $41,500, an improvement of $4,000 when compared to interest income of $37,500 for the year ended June 30, 2014.  The increase in interest income related to the increase in the outstanding amount of the note receivable and the increase in the interest rate effective during the current fiscal year.

During fiscal year 2014, the Company recorded a gain of $121,700 on the settlement of the fuel sensor escrow and working capital adjustment related to the sales of its StarTrak subsidiary in fiscal 2011 to ORBCOMM.  During the fiscal year 2015, the Company recorded a gain of $103,200 on the sale of 85,000 shares of ORBCOMM Common Stock at an average selling price of $6.38 as compared to the prior fiscal year which had a gain of $913,800 on the sale of 349,192 shares of ORBCOMM Common Stock at an average selling price of $6.08 per share. Finally, the Company had other income during the year ended June 30, 2015 of $128,500 of which $128,300 reflects the reversal of the previously accrued amount related to the TSI lawsuit which was reversed in the appellate court.  During the year ended June 30, 2014, the Company had $102,000 of other expense.  Of this amount, $128,300 was the accrual for the TSI case, offset by other income from the amendment fee negotiated on the note receivable during fiscal 2014.

Net Loss
Net Loss for the year ended June 30, 2015 was ($900,600), an increase of $794,400, or 748%, when compared to the net loss of ($106,200) for the previous year ended June 30, 2014.  The increase in net loss was primarily due to the decrease in gross profit plus the decrease in the gain on sale of investments as compared to the prior year.

Comprehensive Loss
Comprehensive Loss for the year ended June 30, 2015 represents the unrealized change in market value of the Company’s Marketable Securities held compared to the same period of the prior fiscal year.  Comprehensive loss for the year ended June 30, 2015 consisted of the net value of two items:  1) the six months ending market value reclassification adjustment for gain included in Net Loss of ($103,200) and 2) the net unrealized loss on marketable securities sold during the period of ($18,000).  As of December 31, 2014 the Company had sold all shares of ORBCOMM, Inc. Common Stock.

Liquidity and Capital Resources

The Company’s current assets exceeded its current liabilities by $670,600 at June 30, 2015, representing a current ratio of 2.7 to 1.  At June 30, 2014 the Company's current assets exceeded current liabilities by $2,066,400 and reflected a current ratio of 7.3 to 1.  The decrease in current ratio at June 30, 2015 versus June 30, 2014 resulted primarily from the sale of marketable securities, proceeds of which were primarily used to fund operating losses.

Net cash used in operating activities for the fiscal year ended June 30, 2015 was ($667,500) compared with net cash used in operating activities for the prior fiscal year of ($769,700).  The decrease of $102,200 resulted primarily from a $810,600 decrease in the gain on marketable securities offset by the increase in net loss of $794,400.

Consolidated receivables at June 30, 2015 were $50,100 compared to receivables at June 30, 2014 of $106,000.  The receivables at June 30, 2015 relate to $45,900 of trade receivables for AES plus $4,200 of receivables from American Citizenship Center, LLC (“ACC”), a related party.  The receivable at June 30, 2014 relate to $96,800 of trade receivables for AES plus $9,200 of receivables from ACC.

Net cash provided by investing activities during the current year was $261,600, a decrease of $1,053,400 compared to net cash provided by investing activities in the prior year of $1,315,000.   The decrease was due primarily to a reduction in proceeds from the sale of marketable securities of $1,581,900 plus an increase in capital expenditures of $230,500, offset by a decrease in expenditures for payments pursuant to the StarTrak sale of $643,800.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Net cash used in financing activities during the fiscal year ended June 30, 2015 amounted to ($20,800), a decrease of $5,300 compared to net cash used in financing activities of ($26,100) for the fiscal year ended June 30, 2014.  The decrease is primarily due to a reduction in the purchase of treasury shares.

At June 30, 2015, the Company had zero remaining shares of ORBCOMM Inc.  At June 30, 2014, the Company reported Marketable Securities that consisted of 85,000 shares of ORBCOMM Inc. (NASDAQ: ORBC) Common Stock, valued at approximately $560,100, or $6.59 per share.  The shares were received as part of the Company’s asset sale of its StarTrak Systems, LLC subsidiary in May 2011.  At June 30, 2014, these available for sale securities were valued using a Level 1 fair value measurement based on unadjusted quoted prices for identical assets in active markets which is more fully described in Note 1 – Nature of Operations and Significant Accounting Policies to the consolidated financial statements.

The Company has made a significant investment through June 30, 2015 in Alanco Energy Services, Inc. investing approximately $1.6 million in land and $2.7 million in evaporation ponds and equipment for the Deer Creek water disposal site.

The Company has a note receivable from ACC, which was established to provide ACC working capital.  As of June 30, 2015, the note has an outstanding balance of $322,800.  The note is secured by all assets of ACC and bears interest at the rate of 9.5% per annum.  Under the agreement and amendments thereto, the Company was issued a total of 300,000 warrants to purchase membership units of ACC at an exercise price of $1.00 per unit.  The expiration date of the warrants is August 31, 2016 and the value of said warrants is considered immaterial at both June 30, 2015 and 2014 due to the startup nature of ACC and the premium exercise price compared to the most recent membership unit sales, therefore, no value has been recorded for these warrants.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As discussed in Note 15 to the accompanying consolidated financial statements, the Company’s fiscal 2016 operating plan contemplates development of the AES Indian Mesa site.  In order to develop the Indian Mesa site, the Company will need additional financing which may be in the form of public or private debt or equity financing, or both.  Management cannot assure that it will secure additional financing in order to achieve projections.  If adequate funds are not available or are not available on acceptable terms, the Company’s business, operating results, financial condition and ability to continue operations may be materially adversely affected.   Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs or the Company may seek to sell assets.  Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015 discussing the substantial doubt of the Company’s ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13
Consolidated Balance Sheets As of June 30, 2015 and 2014. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14
Consolidated Statements of Operations For the Years Ended June 30, 2015 and 2014. . . . . . . . . . . .	15
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended June 30, 2015 and 2014. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended June 30, 2015 and 2014. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Consolidated Statements of Cash Flows For the Years Ended June 30, 2015 and 2014 . . . . . . . . . . .	18
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20

Note 1 - Nature of Operations and Significant Accounting Policies
Note 2 - Stock-Based Compensation
Note 3 - Note Receivable
Note 4 - Marketable Securities
Note 5 - Alanco Energy Services
Note 6 - Sale of StarTrak Systems, LLC
Note 7 - Land, Property and Equipment
Note 8 - Contingent Payments
Note 9 - Asset Retirement Obligations
Note 10 - Income Taxes
Note 11 - Related Party Transactions
Note 12 - Commitments and Contingencies
Note 13 - Shareholders' Equity
Note 14 - Retirement Plan
Note 15 - Liquidity and Going Concern
Note 16 - Subsequent Events

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the results of its operations, comprehensive income (loss), changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15 to the consolidated financial statements, the Company has incurred substantial net losses from operations in concurring years and has limited resources available to fund negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
September 28, 2015

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

ASSETS	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$788,900	$1,215,600
Accounts receivable - trade, net	45,900	96,800
Other receivables - related party	4,200	9,200
Note receivable, current - related party	60,000	300,000
Marketable securities	-	560,100
Prepaid expenses and other current assets	164,500	212,700
Total current assets	1,063,500	2,394,400

LAND, PROPERTY AND EQUIPMENT, NET	3,938,600	4,163,000

OTHER ASSETS
Note receivable, long-term - related party	262,800	109,000
Trust account - asset retirement obligation	67,400	48,700
Prepaid royalties, long-term	-	50,000
TOTAL ASSETS	$5,332,300	$6,765,100

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$151,100	$88,400
Accrued expenses	191,800	189,600
Contingent payments, current	50,000	50,000
Total current liabilities	392,900	328,000

LONG-TERM LIABILITIES
Contingent payments, long-term	603,900	1,138,300
Asset retirement obligation	429,700	423,700
TOTAL LIABILITIES	1,426,500	1,890,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,982,400 and 4,962,500 shares issued
and outstanding at June 30, 2015 and 2014, respectively	109,159,300	109,106,800
Accumulated Other Comprehensive Income	-	121,200
Accumulated Deficit	(105,253,500)	(104,352,900)
Total shareholders' equity	3,905,800	4,875,100
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,332,300	$6,765,100

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2015	2014
NET REVENUES	$785,700	$638,500

Cost of revenues	(925,700)	(437,200)

GROSS PROFIT (LOSS)	(140,000)	201,300

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	226,500	307,800
Alanco Energy Services	734,000	810,200
Stock-based compensation	73,300	-
Impairment charge	-	160,500
	1,033,800	1,278,500

OPERATING LOSS	(1,173,800)	(1,077,200)

OTHER INCOME AND EXPENSES
Interest income	41,500	37,500
Gain on sale of StarTrak	-	121,700
Gain on sale of marketable securities	103,200	913,800
Other income (expense), net	128,500	(102,000)
NET LOSS	$(900,600)	$(106,200)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.18)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,986,400	4,944,600

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30,

	2015	2014

Net loss	$(900,600)	$(106,200)

Reclassification adjustment for gain included in net loss	(103,200)	(913,800)

Net unrealized loss on marketable securities held at June 30,	-	(65,600)

Net unrealized gain (loss) on marketable securities sold during the year	(18,000)	550,700

Comprehensive Loss	$(1,021,800)	$(534,900)

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME (LOSS)	DEFICIT	TOTAL
Balances, June 30, 2013	4,989,300	$109,121,200	-	$-	$549,900	$(104,246,700)	$5,424,400
Shares of Alanco common stock repurchased	-	-	56,800	26,100	-	-	26,100
Treasury shares retired	(56,800)	(26,100)	(56,800)	(26,100)	-	-	(52,200)
Shares issued for services	30,000	11,700	-	-	-	-	11,700
Other comprehensive income adjustment	-	-	-	-	(428,700)	-	(428,700)
Net loss	-	-	-	-	-	(106,200)	(106,200)
Balances, June 30, 2014	4,962,500	$109,106,800	-	$-	$121,200	$(104,352,900)	$4,875,100
Shares of Alanco common stock repurchased	-	-	55,100	20,800	-	-	20,800
Treasury shares retired	(55,100)	(20,800)	(55,100)	(20,800)	-	-	(41,600)
Shares issued for services	75,000	31,500	-	-	-	-	31,500
Value of stock-based compensation	-	41,800	-	-	-	-	41,800
Other comprehensive income adjustment	-	-	-	-	(121,200)	-	(121,200)
Net loss	-	-	-	-	-	(900,600)	(900,600)
Balances, June 30, 2015	4,982,400	$109,159,300	-	$-	$-	$(105,253,500)	$3,905,800

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(900,600)	$(106,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,000	181,600
Accretion of fair value - contingent payments and asset retirement obligation	39,800	40,000
Adjustment of accretion and depreciation for reversal of contingent liability	(117,000)	-
Gain on sale of StarTrak, excluding shares for services valued at $7,800	-	(129,500)
Gain on sale of marketable securities	(103,200)	(913,800)
Stock issued for services	31,500	11,700
Note receivable issued for ACC amendment and accounting fees	-	(34,000)
Stock-based compensation for options	41,800	-
Impairment charge	-	160,500
Changes in operating assets and liabilities:
Accounts receivable	50,900	(87,200)
Other receivables - related party	5,000	23,600
Prepaid expenses and other current assets	98,200	(109,900)
Trust account - asset retirement obligation	(18,700)	(18,700)
Accounts payable and accrued expenses	35,900	212,200
Contingent land payment	(25,100)	-
Net cash used in operating activities	(667,500)	(769,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable to American Citizenship Center, LLC	-	(25,000)
Proceeds from repayment of American Citizenship Center, LLC note receivable	115,200	25,000
Purchase of land, property and equipment	(395,700)	(165,200)
Proceeds from sale of marketable securities	542,100	2,124,000
Payments pursuant to StarTrak sale	-	(643,800)
Net cash provided by investing activities	261,600	1,315,000

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(20,800)	(26,100)
Net cash used in financing activities	(20,800)	(26,100)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(426,700)	519,200

CASH AND CASH EQUIVALENTS, beginning of year	1,215,600	696,400

CASH AND CASH EQUIVALENTS, end of year	$788,900	$1,215,600

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2015	2014
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Net cash paid during the year for interest	$-	$-
Net cash paid during the year for income taxes	$-	$-
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$121,200	$(428,700)
Value of stock-based compensation for options	$41,800	$-
Value of shares issued in payment of services	$31,500	$11,700
Note receivable issued for ACC amendment and accounting fees	$29,000	$-
ORBCOMM preferred stock converted to common stock	$-	$18,200
Reversal of contingent purchase price liability and related fixed asset	$500,000	$-

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

Principles of Consolidation – These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The consolidated financial statements for the years ended June 30, 2015 and 2014 include, where appropriate, the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco Energy Services, Inc. and StarTrak Systems, LLC (“StarTrak”) (collectively, the “Company”).  Alanco is an Arizona corporation, Alanco Energy Services, Inc. is a Colorado corporation and StarTrak is a Delaware LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain prior year numbers have been reclassified to conform to the current year presentation.  Sales tax on certain revenues for the fiscal year 2014 that were classified as cost of revenues has been reclassified in the Consolidated Statement of Operations to offset revenues to conform to the current year’s presentation.   This reclassification had no effect on net loss or net loss per share.

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

    Any sales tax for which the Company is responsible is recorded as a reduction of the associated revenue.

Accounts Receivable - Trade and Other – The Company provides for potentially uncollectible trade accounts receivable and other receivables by use of the allowance method.  An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding, the Company’s prior history of collections and the customer’s credit worthiness.  The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  The Company does not typically accrue interest or fees on past due amounts and the receivables are generally unsecured. The Company’s allowance for doubtful accounts receivable was approximately $0 and $1,000 at June 30, 2015 and 2014, respectively.  No allowance was established as of June 30, 2015 as all receivables were deemed fully collectible.

Notes Receivable – The Company provides for potentially uncollectible notes receivable by use of the allowance method.  An allowance for uncollectible notes receivable is provided based upon a review of the individual notes outstanding and the note holder’s credit worthiness.  The Company charges off uncollectible notes receivable when all reasonable collection efforts have been exhausted.  Interest income from notes receivable is recognized when earned.  There was no allowance for doubtful notes receivable at June 30, 2015 and 2014.

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

The following are the classes of assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value at June 30, 2015

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2015
Asset Retirement Obligation	$-	$-	$429,700	$429,700
Contingent Land Payment	-	-	653,900	653,900
	$-	$-	$1,083,600	$1,083,600

Fair Value at June 30, 2014

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2014
Marketable Securities	$560,100	$-	$-	$560,100
Asset Retirement Obligation	-	-	423,700	423,700
Contingent Land Payment	-	-	660,200	660,200
Contingent Purchase Price	-	-	528,100	528,100
	$560,100.00	$-	$1,612,000	$2,172,100

The following is a reconciliation of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2015.

	Asset	Contingent	Contingent
	Retirement	Land	Purchase
	Obligation	Payment	Price	Total
Opening balance	$423,700	$660,200	$528,100	$1,612,000
Inflation adjustment	6,000	-	-	6,000
Accretion expense	-	18,800	-	18,800
Payments	-	(25,100)	-	(25,100)
Reversals	-	-	(528,100)	(528,100)
Closing balance	$429,700	$653,900	$-	$1,083,600

Fair Value of Marketable Securities – At June 30, 2015, the Company had sold all of the Marketable Securities held at June 30, 2014.  The Marketable Securities at June 30, 2014 were comprised entirely of ORBOCMM Inc. (“ORBCOMM”) common shares (NASDAQ: ORBC) acquired under the terms of the Asset Purchase Agreement between the Company and ORBCOMM for the asset sale of StarTrak.  See Note 6 – Sale of StarTrak Systems, LLC for further discussion.

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

Fair Value of Contingent Payments – The contingent land payment and contingent purchase price liabilities are also determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  In calculating the estimate of fair value for both of the contingent payments, management completed an estimate of the present value of the contingent liability based upon projected income, cash flows and capital expenditures for the Deer Creek facility developed under plans currently approved by the Company’s board of directors.  Different assumptions relative to the expansion or alternative uses of the Deer Creek and Indian Mesa facilities could result in significantly different valuations.  The projected payments have been discounted at a rate of 3% per annum to determine net present value.  The lack of an active market to validate the estimated contingent land liability results in the fair value of the contingent land liability to be a Level 3 fair value measurement.  ASC Topic 820: Fair Value Measurement requires the Company to review the contingent land liability on a recurring basis and record changes in the period incurred.  Pursuant to ASC Topic 820, during the fiscal year 2015 the Company reversed the contingent purchase price liability it had previously recorded based on the parameters of the contingency and the estimated present value based upon projected income, cash flows and capital expenditures for the Deer Creek and Indian Mesa facilities developed under plans currently approved by the Company’s board of directors.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued liabilities.  The fair value of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or their effective interest rates.

Land, Property and Equipment – Land, Property and Equipment are stated at cost.  Depreciation is computed over the estimated useful lives of the assets using the straight-line method, generally over a 3 to 20 year period.  Currently all office furniture and equipment are being depreciated over 3 years; production equipment over 7 to 10 years; and the water disposal facility over 15 to 20 years including 15 years for the evaporation pond liners and 20 years for the pond construction costs.  Expenditures for ordinary maintenance and repairs are charged to expense as incurred while betterments or renewals are capitalized. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

Trust Account – Asset Retirement Obligation – The Company is required to make quarterly payments to a trust account for the closure costs of the Deer Creek facility.  The Company reflects the gross amount of the trust as an asset and the gross amount of the estimated closure cost as a liability.

Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. If the Company had an income tax obligation and if any interest or penalties were assessed related to an underpayment, the Company would recognize the interest or penalty due by charging any penalty to other operating expense and any interest to interest expense in the period that they are assessed.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (continued)

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Company makes significant estimates and assumptions concerning the classification and valuation of investments, the estimated fair value of stock-based compensation, realization of deferred tax assets, collectability of accounts and note receivable, estimated useful lives and carrying values of fixed assets, the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liability, and the Company’s ability to continue as a going concern.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Impairment of Long-Lived Assets - The Company’s policy is to perform an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  If the net carrying value of the asset exceeds estimated future undiscounted net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value.  No impairment charge was recorded in the fiscal year ended June 30, 2015.  During fiscal year ended June 30, 2014, the Company recorded an impairment charge of $160,500 for an injection well located on the Deer Creek property as a result of meetings with State of Colorado officials and the uncertainty of a positive outcome on a permit to use the well.

Income (Loss) Per Share - Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and Diluted EPS were the same for fiscal 2015 and 2014, as the Company had net losses during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).

Stock options representing 1,203,200 shares of Class A Common Stock were outstanding at June 30, 2015 with exercise prices ranging between $0.50 and $1.50. The weighted average exercise price for all outstanding options was $0.58.  Stock options representing 823,400 shares of Class A Common Stock were outstanding at June 30, 2014 with exercise prices ranging between $0.50 and $1.50.  The weighted average exercise price for all outstanding options was $0.63.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations - The Company holds cash and cash equivalents in bank accounts that in some cases exceeds the maximum FDIC insurance amount.  At June 30, 2015 and 2014, deposits in excess of FDIC insured limits amounted to $516,100 and $955,900, respectively.

Approximately 85.1% of AES revenues were generated by four customers during the fiscal year 2015 and all four customer accounts were current or paid in full as of June 30, 2015.  During fiscal year 2014, 87.9% of AES revenues were generated by four customers and all amounts billed to those customers were current or paid in full as of June 30, 2014.  The significant customers represented $14,900, or 32.4% of the accounts receivable balance at June 30, 2015, while the significant customers for fiscal 2014 represented $77,700, or 79.5% of the accounts receivable balance at June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance regarding revenue from contracts with customers.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  In August 2015, this accounting pronouncement was deferred for one year, and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of reporting periods beginning after December 15, 2016.  The Company is currently assessing the impact on its financial position and results of operations.

In April 2015, the FASB issued guidance regarding the imputation of interest and simplifying the presentation of debt issuance costs.  The guidance is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

In June 2015, the FASB issued guidance regarding technical corrections and improvements related to various topics as part of the FASB effort to clarify, simplify and improve guidance.  The guidance is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

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

No options were granted during the year ended June 30, 2014.  Assumptions for the award of options granted during the year ended June 30, 2015 were:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Awards Granted in the Year Ended
Assumption	June 30, 2015
Dividend yield	0%
Expected volatility	62%
Risk-free interest rate	2%
Expected life of options (in years)	3.75
Weighted average grant-date Black Scholes calculated fair value	$0.18

The following table summarizes the Company’s stock option activity during fiscal year 2015 and 2014:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
	Number of	Exercise Price	Contractual	Fair	Instrinsic
	Options	Per Share	Term (1)	Value (3)	Value (2)
Outstanding July 1, 2013	1,084,100	$0.67	4.18	$296,100	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited, expired or cancelled	(260,700)	0.78	-	(83,500)	-
Outstanding June 30, 2014	823,400	$0.63	3.35	$212,600	$-
Exercisable June 30, 2014	823,400	$0.63	3.35	$212,600	$-

Outstanding July 1, 2014	823,400	$0.63	3.35	$212,600	$-
Granted	390,000	0.50	4.35	69,500	-
Exercised	-	-	-	-	-
Forfeited, expired or cancelled	(10,200)	1.50	-	(6,300)	-
Outstanding June 30, 2015	1,203,200	$0.58	3.03	$275,800	$-
Exercisable June 30, 2015	1,047,200	$0.59	2.83	$248,100	$-

(1) Remaining contractual term presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of June 30, 2015 and 2014, for those awards that have an exercise price currently below the closing price as of June 30, 2015 of $0.28 and as of June 30, 2014 of $0.48.
(3) Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

The Company recognized approximately $73,300 of stock-based compensation expense during the fiscal year ended June 30, 2015, which included $41,800 of stock-based compensation expense for options granted during the fiscal year ended June 30, 2015 and $31,500 for stock issued for services as described in Note 13.  There is $27,700 of unamortized stock-based compensation expense related to these options which is scheduled to be recognized in the first two quarters of fiscal 2016.

All options granted had an exercise price of not less than the market price on date of grant, as stipulated in the stock option plans, of the Company’s common stock.  As of June 30, 2015, 156,000 of the 390,000 stock options granted during fiscal 2015 to management and the Board of Directors were unvested and all options had a weighted average grant date fair value of $0.18 per share.  These unvested options will vest equally over the next two fiscal quarters.  There were no other unvested options at June 30, 2015.  If not previously exercised, options outstanding at June 30, 2015 will expire as follows:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Calendar Year	Number of	Weighted Average
of Expiration	Shares	Exercise Price
2016	3,200	$1.50
2017	385,000	0.75
2018	425,000	0.50
2019	390,000	0.50
	1,203,200	$0.58

Additional information about outstanding options to purchase the Company’s Common Stock as of June 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Price	Shares	Life (in years)	Price	Shares	Price
$0.50	815,000	3.63	$0.50	659,000	$0.50
$0.75	385,000	1.78	$0.75	385,000	$0.75
$1.50	3,200	0.21	$1.50	3,200	$1.50
Totals	1,203,200	3.03	$0.58	1,047,200	$0.59

The Company’s Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company’s Board of Directors.  Company stock options are issued to employees and directors at an exercise price of not less than the fair market value, as determined under the option plan on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years.  Options granted to employees under the Stock Option Plans, which are terminated prior to exercise, are considered to be available for grant to subsequent employees.  Total issued stock options for any plan may exceed those authorized due to termination of prior non-exercised grants.  Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.  Stock options issued during the fiscal year ended June 30, 2015 vested 20% on December 31, 2014 and 20% each quarter thereafter and there were no options issued during the fiscal year ended June 30, 2014.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alanco Stock Option Summary (1)
as of June 30, 2015
			Options	Issued and	Options	Options	Balance	Exercise
Plan		Authorized	Granted	Exercised	Cancelled	Outstanding	to Issue (6)	Price Range (5)
2002	(2)	75,000	156,000	27,000	94,200	34,800	--	$0.75
2002 D&O	(3)	25,000	40,800	5,200	16,600	19,000	--	$0.75
2004	(2)	100,000	188,500	67,600	88,500	32,400	--	$0.75
2004 D&O	(3)	50,000	83,100	13,200	33,100	36,800	--	$0.75 - $1.50
2005	(2)	150,000	310,108	81,971	160,108	68,029	--	$0.50 - $0.75
2005 D&O	(3)	50,000	142,000	4,000	92,000	46,000	--	$0.50
2006	(2)	375,000	851,769	82,003	476,769	292,997	--	$0.50 - $0.75
2006 D&O	(3)	125,000	261,924	23,750	136,924	101,250	--	$0.50
2011	(4)	750,000	777,948	291,024	30,000	456,924	2,052	$0.50 - $0.75
2014	(7)	500,000	115,000	0	0	115,000	385,000	$0.50
Totals		2,200,000	2,927,149	595,748	1,128,201	1,203,200	387,052

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
(6) Any options not issued under the 2002 or 2002 D&O Plans and the 2004 and 2004 D&O Plans are no longer available for issue as those plans were 10 year plans and have expired.
(7) Stock Incentive Plan which permits granting of stock options and awards. All grants are stock options.

3.        NOTE RECEIVABLE

Note receivable at June 30, 2015 and 2014 represents a note due from American Citizenship Center, LLC (“ACC”), a related party.   Note receivable activity for fiscal years ended June 30, 2015 and 2014 consist of the following:

	2015	2014
Note receivable - beginning of year	$409,000	$375,000
Advances	-	25,000
Payments	(115,200)	(25,000)
Accounting and loan fees added to note	29,000	34,000
Total	322,800	409,000
Less long-term	(262,800)	(109,000)
Notes receivable - current	$60,000	$300,000

The $322,800 balance at June 30, 2015 represents the outstanding amount drawn by ACC on a $322,800 credit line provided by the Company at June 30, 2015. The note is secured by all assets of ACC and at June 30, 2015 bears interest at the rate of 9.5% per annum.  The note was modified multiple times during the fiscal year 2015 with a total of $29,000 of fees being added, which includes $9,000 of accounting fees and $20,000 of loan fees.  In addition, the interest rate was increased to 9.5% per annum effective October 1, 2014 and effective January 31, 2015, the minimum monthly payments were changed to the greater of $5,000 or 10% of ACC’s gross monthly revenues.  The modification dated January 29, 2015 modified the maturity date to August 31, 2015.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2015, ACC and the Company again modified the loan agreement by extending the maturity date to August 31, 2017.  All other terms of the note, including the interest rate of 9.5% and the minimum monthly required payments of the greater of $5,000 or 10% of ACC’s gross monthly revenues remained the same.

The Company has reviewed ACC’s current projections which are based on the Executive Action issued by President Obama in November 2014.  The action is designed to expand the original deferred action program to eligible parents and spouses of U.S. citizens and agricultural workers with a demonstrated history.  In February 2015, twenty-six states filed a lawsuit to stop the program and the court granted an injunction meaning that the U.S. Government cannot proceed with rolling out the program.  The U.S. government has appealed the lawsuit which is now pending in the 5th Circuit Court of Appeals with an anticipated ruling in late September 2015.  The ACC projections anticipate that the court case will go all the way to the Supreme Court which would delay a decision to June 2016.  It is possible that the 5th Circuit Court of Appeals could lift the injunction allowing ACC to proceed with providing service or, only allow the injunction as to the states that are part of the lawsuit in which case ACC could proceed with providing service in California, a state not part of the lawsuit.  No provision for collectability has been recorded as of June 30, 2015 as current ACC financial projections indicate the note will be paid under the amended terms.  Based on the minimum monthly payments of $5,000, the Company has classified $60,000 of the note as current and $262,800 of the note as long-term at June 30, 2015.  Loan activity subsequent to June 30, 2015 consisted of a total of $17,200 in principal payments for June, July and August 2015.  In addition, required interest payments were current.

4.      MARKETABLE SECURITIES

At June 30, 2015, the Company had no Marketable Securities on hand.  At June 30, 2014, the Company had Marketable Securities, which are classified as available for sale, in the amount of $560,100 representing the June 30, 2014 market value ($6.59 per share) of 85,000 ORBCOMM Common Shares (NASDAQ: ORBC) received as partial consideration in the May 2011 sale of StarTrak assets.  During the fiscal year ended June 30, 2014, the Company settled the escrow and working capital obligations with ORBCOMM and all the shares previously held in escrow were released to the Company.  The settlement is more fully discussed in Note 6 – Sale of StarTrak Systems, LLC.

The shares held are revalued at the end of each reporting period with per share market value fluctuations reported as Comprehensive Income (Loss) for the period.  The Company recorded an unrealized loss on marketable securities sold during the twelve months ended June 30, 2015 of ($18,000), plus an adjustment of ($103,200) for unrealized gains previously recorded related to securities sold during the period.  The actual gain on securities sold is reported in the Statement of Operations.  All shares were sold as of December 31, 2014.  At June 30, 2015 and 2014, the Accumulated Other Comprehensive Income of $0 and $121,200, respectively, net of tax of nil, was presented in the Shareholders’ Equity section of the Consolidated Balance Sheets.

During the fiscal year ended June 30, 2015, the Company sold a total of 85,000 shares of ORBCOMM, Inc. Common Stock for total proceeds of $542,100, and an average selling price of approximately $6.38 per share, resulting in realized gains totaling $103,200.

    The following table summarizes the activities related to investment in Marketable Securities for the year ended June 30, 2015.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Marketable Securities

						Accumulated
	Net	Cost Basis		Market Value		Unrealized
	Shares	Per Share	Cost Basis	Per Share	Total Value	Gain	(Loss)

June 30, 2014	85,000	$5.16	$439,100	$6.59	$560,100	$121,200	$-

Shares sold	(45,000)	5.16	(232,600)

September 30, 2014	40,000	$5.16	$206,500	$5.75	$230,000	$23,500	$-

Shares sold	(40,000)	5.16	(206,500)

December 31, 2014,
March 31, 2015 and
June 30, 2015	-	$-	$-	$-	$-	$-	$-

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

The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility (“Goodwin”) resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of  landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $.25 per barrel royalty payments due landlord discussed above.  AES recorded the $100,000 payment as prepaid royalties and under the current terms of the agreement, expired on August 31, 2015.  The remaining prepaid balances at June 30, 2015 and 2014 were $5,100 and $58,700, respectively.  The June 30, 2015 balance of $5,100, which is included in “Prepaid expenses and other current assets” on the balance sheet, is net of a $20,000 write down of the prepaid which is based on an estimate that the Company plans to recoup under the current agreement.

TCO can also earn additional purchase price payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent deferred payment), approximately the initial term of the lease. Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.  See Note 8 - Contingent Payments for additional discussion of the contingent deferred payment.

During April 2012, AES also entered into a definitive agreement with Deer Creek Disposal, LLC ("DCD") whereby AES acquired a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water treatment and disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due November 15, 2012, which was repaid upon maturity. AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter (contingent land payment).  See Note 8 - Contingent Payments for additional discussion of the contingent land payment.  The land, known as Indian Mesa, is currently undeveloped. In June 2014 AES received final construction approval from the Colorado Department of Public Health and Environment (CDPHE) for twelve produced water disposal ponds, which if developed as planned, would be located on the north 80 acres of the Indian Mesa site. The Company is in the permitting process for the remaining 80 acres.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation were obtained in May 2012.  The management agreement expired in January 2013 and continued on a month to month basis through March 31, 2015, at which time the Company elected not to continue the month to month arrangement.  During the fiscal year ended June 30, 2015, the Company paid TCO approximately $185,000 under the management agreement.  Effective April 1, 2015, the Company entered into an agreement for operations management services for the Deer Creek facility with a separate management company.  The agreement is cancellable by either party at any time.

6.        SALE OF STARTRAK SYSTEMS, LLC

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
6.
Issuance and delivery to Mellon Investor Services LLC, as escrow agent, (“Mellon”) of 249,917 shares of ORBCOMM common stock (“ORBCOMM Stock”) registered in the name of Alanco and valued at closing at $2.91 per share, which escrowed shares will be available to pay for half of the out of pocket costs incurred as a result of certain litigation against StarTrak;

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

7.        LAND, PROPERTY AND EQUIPMENT

At June 30, 2015 and 2014, Land, Property and Equipment consist of the following:

	2015	2014
Office furniture and equipment	$51,300	$51,300
Water disposal facility	2,219,200	2,714,600
Production equipment	514,400	232,000
	2,784,900	2,997,900
Less accumulated depreciation	(491,900)	(371,800)
Land and permit costs	1,645,600	1,536,900
Net book value	$3,938,600	$4,163,000

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Land and permit costs at June 30, 2015 represent costs related to the acquisition and permitting of 160 acres known as Indian Mesa.  Costs include the initial payment at closing of $500,000, a $200,000 assumed note payable due and paid in November 2012, $625,000 present value of future contingent land payments, $307,700 in permit costs and $12,900 in legal expenses.

Water disposal facility assets at June 30, 2015 consist of $1,809,200 in costs related to the construction and permitting of the evaporation ponds and $410,000 in asset retirement cost.  The prior year included $500,000 for the fair value of the contingent purchase price liability and related accumulated depreciation of $48,900.  In addition, $25,000 of deprecation was recorded in the current year for a total accumulated depreciation of $73,900, all of which has been reversed against cost of goods sold in the current year based on the parameters of the contingency and the estimated present value.  Production equipment at June 30, 2015 of $514,400 represents the cost of equipment required to support the Deer Creek facility.

Related depreciation expense for the years ended June 30, 2015 and 2014 was $120,100 and $181,600, respectively.

8.        CONTINGENT PAYMENTS

Contingent payments at June 30, 2015 and 2014 are as follows:

	2015	2014
Contingent land payment	$653,900	$660,200
Contingent purchase price	-	528,100
	653,900	1,188,300
Less current portion	(50,000)	(50,000)
Contingent payments, long-term	$603,900	$1,138,300

Contingent land payment represents the net present value of $800,000 of contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The maximum total of $800,000 of contingent land payments is based upon 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter for activity at both the Deer Creek and Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  During the fiscal year ended June 30, 2015 the Company incurred $8,600 in contingent land payments while $16,500 was incurred in fiscal year 2014.  At June 30, 2015, $3,300 was unpaid and included in accounts payable.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

Contingent purchase price as of June 30, 2014 of $528,100 represents the net present value of projected payments to be made to TC Operating, LLC (“TCO”) pursuant to an Asset Purchase Agreement under which TCO transferred a land lease for approximately 24 acres of land known as Deer Creek and all related tangible and intangible assets.  As of June 30, 2015, based on the probability of the contingent payment being realized, the Company reversed the contingent purchase price liability of $500,000 and related accretion of $43,125 which was included in selling, general and administrative expense.  Per the agreement, the contingent payments are determined as 28% of the Cumulative EBITDA in excess of all of AES’s capital investment for the ten (10) year period commencing on the earlier of (i) the recovery of AES’s capital investment, or (ii) January 1, 2014.  AES’s Capital investment shall mean the aggregate amount incurred by AES in acquiring the Assets, the Indian Mesa Facility, and or improving either the Deer Creek Facility or the Indian Mesa Facility.   Payments of said Contingent Purchase Price shall be payable quarterly.  The projected payments consider current operating plans as approved by the Alanco Board of Directors, with payments discounted at a rate of 3% per annum to determine net present value.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant unobservable inputs used in the fair value measurement of the Company’s fair value calculation for the contingent land payment and contingent purchase price is the probability of the contingent payments being realized, the timing of when the payments are paid and the discount rate applied.  Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

9.        ASSET RETIREMENT OBLIGATIONS

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

The Company reviews the contingent asset retirement obligation on a recurring basis and records changes in the period incurred.   At June 30, 2015, the estimated closure costs were again reviewed and the only adjustment was a 1.014% inflation adjustment as required under agreement with the Colorado Department of Public Health and Environment, increasing the asset retirement obligation to $429,700, AES’s approximate 75% share of the $566,000 estimated closure costs for both the Deer Creek facility and the adjacent Goodwin Solid Waste facility (Goodwin is not owned by AES).  At June 30, 2014, the only adjustment was a 1.015% inflation adjustment, increasing the asset retirement obligation to $423,700.  The significant unobservable inputs used in the fair value measurement of the Company’s fair value calculation for the asset retirement obligation include the estimated cost to close the Deer Creek facility in accordance with state approved closure plans, the projected timing of the closure and the discount rate applied.  Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement.  See Note 5 – Alanco Energy Services for additional discussion on AES operations.

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making an initial payment of approximately $25,300 and quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.  For the fiscal years ended June 30, 2015 and 2014, the trust account balance was $67,400 and $48,700, respectively.

10.         INCOME TAXES

A reconciliation of anticipated statutory rates is as follows:

	2015	2014

Statutory rate	34.0%	34.0%
State income taxes, net of federal income
tax benefit	5.0%	5.0%
Change in valuation allowance related to net
operating loss carry-forwards and change
in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the net deferred tax asset (liability) recognized as of June 30, 2015 and 2014 are as follows:

	2015	2014
Deferred tax asset	$11,800,000	$13,200,000
Less: estimated Section 382 adjustment	(4,000,000)	(4,000,000)
Net operating loss and capital loss carryforwards	7,800,000	9,200,000
Less: Valuation allowance	(7,800,000)	(9,200,000)

Net deferred tax	$-	$-

A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.  A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits.  The valuation allowance, which reflects a 100% reserve for all years reported above, decreased $1,400,000 from June 30, 2014 to June 30, 2015 primarily due to the expiration of state operating loss carryforwards.  At June 30, 2015, the Company had net operating loss carry-forwards for federal tax purposes of approximately $33,500,000.  The loss carry-forwards, unless utilized, will expire from 2017 through 2034.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2010.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Such limitation of the net operating losses may have occurred which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved, however, the Company has estimated a limitation effect on deferred tax assets of approximately $4 million at June 30, 2015 and 2014.

11.      RELATED PARTY TRANSACTIONS

American Citizenship Center, LLC
At June 30, 2015 and 2014 the Company had a note due from American Citizenship Center, LLC (“ACC”), a related party, with balances of $322,800 and $409,000, respectively.  Refer to Note 3 – Note Receivable for further discussion.

During the fiscal years 2015 and 2014, the Company billed ACC a total of $46,300 and $73,100, respectively, which includes amounts for accounting services, legal services related to note modifications, and interest on the note.  At June 30, 2015, the Company had unpaid receivables from ACC in the amount of $4,200, consisting of $2,500 representing one month of interest plus $1,700 of legal services.  Subsequent to year end, ACC made payments bringing these balances current.  At June 30, 2014, the Company had unpaid receivables from ACC in the amount of $9,200, consisting of $6,000 in billings for accounting services and $3,200 representing one month of interest.

Board of Directors
The Company made cash payments of $7,500 to each of the Company’s three independent members of the Board of Directors and issued each 25,000 stock grants for a total of 75,000 shares valued at $31,500.  The Company recorded $16,500 of expense related to the stock grants during the current fiscal year and had accrued $15,000 at June 30, 2014.  In addition, each independent director received 80,000 stock options during fiscal year 2015.  Each independent director received cash payments of $2,250 during fiscal 2014.  In November 2014, the Company’s Board of Directors approved a change to the independent director compensation.  Effective January 1, 2015, the three independent directors were paid cash compensation of $1,000 each per month (included in the above totals).

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.      COMMITMENTS AND CONTINGENCIES

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

Leases – The Company’s corporate office is located at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, in an approximately 1,500 square foot facility.  At June 30, 2015 the facility was occupied on a month to month basis with monthly payments of $1,700 (including rental tax).  Effective August 1, 2015, the month to month payment increased to $1,800 (including rental tax).

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

In May 2015, AES signed a one year lease for an approximately 700 square foot office space located at 138 S. Park Square, Suite 201, Fruita, Colorado 81521 with monthly rental payments of $700 (including rental tax).

Rent expense for the fiscal years ended June 30, 2015 and 2014 were $53,300 and $50,200, respectively.  Future minimum non-contingent payments as of June 30, 2015 are as follows:

FUTURE MINIMUM PAYMENTS
FOR THE YEAR ENDED JUNE 30,
2016	$35,600
2017	28,600
2018	28,600
2019	28,600
2020	28,600
Thereafter	52,400
TOTAL	$202,400

Legal Proceedings – The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism, Inc.) (“TSI”) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment and had posted a bond with the court in conjunction with the Company’s appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court’s damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court’s decision vacated the trial court’s attorney’s fee award and stated that TSI is entitled to an award of fees on appeal.  At June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  The Company is currently following the court’s direction and working under the dispute guidelines defined in the asset purchase agreement.  The Company believes that the lower court’s judgment failed to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  Therefore, no accrual for the loss contingency was deemed necessary at June 30, 2015.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of June 30, 2015, other than the litigation discussed above, there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.      SHAREHOLDERS’ EQUITY

Preferred Shares – the Company has 25,000,000 authorized no par shares of Preferred Stock of which 5,000,000 have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  As of June 30, 2015 and 2014, no Preferred Stock of any series is issued or outstanding.  The Board of Directors is authorized to issue preferred stock in one or more series and denominations and to fix the rights, preferences, privileges, and restrictions, including dividend, conversion, voting, redemption, liquidation rights or preferences, and the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders.

Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of no par Class A Common Stock, each entitled to one vote per share, and 25,000,000 shares of no par Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share.  No Class B Common Stock has been issued and none was outstanding at June 30, 2015 and 2014.

During fiscal year ended June 30, 2015, the Company issued 75,000 shares of Class A Common Stock for services valued at $31,500.  During the same period, the Company repurchased and retired 55,100 shares for $20,800 resulting in a 55,100 reduction in outstanding shares of Common Stock.  The value of stock-based compensation recognized during fiscal year ended June 30, 2015 was $41,800.

During fiscal year ended June 30, 2014, the Company issued 30,000 shares of Class A Common Stock for services valued at $11,700.  During the same period, the Company repurchased and retired 56,800 shares for $26,100 resulting in a 56,800 reduction in outstanding shares of Common Stock.  There was no stock-based compensation recognized during the fiscal year ended June 30, 2014.

During the year ended June 30, 2015, the Company recognized a comprehensive income adjustment in the amount of ($121,200), reported in the Consolidated Statement of Changes in Shareholders’ Equity.  During the year ended June 30, 2014, the Company recognized a comprehensive income adjustment in the amount of ($428,700), reported in the Consolidated Statement of Changes in Shareholders’ Equity.  See Note 4 – Marketable Securities, for additional discussion of fair value of financial instruments and marketable securities.

On December 12, 2011 the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  During the quarter ended March 31, 2014, the board of directors renewed the stock repurchase program, extending it through December 31, 2014 and establishing an aggregate future amount of shares that may be purchased under the program to 2 million shares.  During the quarter ended December 31, 2014, the board of directors again renewed the stock purchase program, extending it through December 31, 2015.  For the year ended June 30, 2015, the Company had repurchases under the program for a total of 55,100 shares at a cost of approximately $20,800, or $0.38 per share.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.     RETIREMENT PLAN

The Company provides a 401(k) retirement plan for its employees.  Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment.  Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate.  Through the quarter ended December 31, 2013, the Company had a matching program equivalent to 25% of the amount deferred by employees, matching up to 4% of an employee’s annual compensation.  Effective January 1, 2014 and due to regulations for top heavy compliance, the Company adopted Safe Harbor provision in the 401(k) retirement plan which requires all employees receive a 3% match based on gross wages.  The Company’s matching contributions totaled $12,000 and $7,900 for the years ended June 30, 2015 and 2014, respectively.

15.      LIQUIDITY AND GOING CONCERN

During the fiscal years ended June 30, 2015 and 2014, the Company reported a net loss of ($900,600) and ($106,200), respectively and operating loss of ($1,173,800) and ($1,077,200), respectively.  Historically, the Company had relied on the liquidation of its investment in Marketable Securities to fund working capital needs.   The Company sold all remaining marketable securities during fiscal 2015.  These factors raise doubt about the Company’s ability to continue as a going concern for the next year.  The Company’s fiscal 2016 operating plan contemplates development of the AES Indian Mesa site.  In order to develop the Indian Mesa site, the Company will need additional financing which may be in the form of public or private debt or equity financing, or both.  Management cannot assure that it will secure additional financing in order to achieve projections.  If adequate funds are not available or are not available on acceptable terms, the Company’s business, operating results, financial condition and ability to continue operations may be materially adversely affected.   Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs or the Company may seek to sell assets.  Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015 discussing the substantial doubt of the Company’s ability to continue as a going concern.

16.      SUBSEQUENT EVENTS

Subsequent to June 30, 2015 ACC paid $17,200 in principal payments and brought all amounts due current.  In August 2015, ACC and the Company amended the loan agreement by extending the maturity date to August 31, 2017.  All other terms of the note, including the interest rate of 9.5% and the minimum monthly required payments of the greater of $5,000 or 10% of ACC’s gross monthly revenues remained the same.  Based on the minimum required payments, the Company has classified $60,000 of the note as current, and $262,800 of the note as long-term as of June 30, 2015.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective.  Management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 and determined that the Company’s controls and procedures were effective at the reasonable assurance level.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company, elected at Alanco’s April 28, 2014 Annual Meeting of Shareholders to serve in their capacity until the next meeting of the Shareholders are:
Name	Age	Position	Year First Director / Officer
Harold S. Carpenter	81	Director	1995
James T. Hecker	58	Director	1997
Thomas C. LaVoy	55	Director	1998
John A. Carlson	68	Director/C.E.O.	1999
Danielle L. Haney	46	C.F.O.	2014

John A. Carlson:         Mr. Carlson was appointed Chief Executive Officer of Alanco Technologies, Inc. in March 2014.  Mr. Carlson joined the Company in September 1998 as Senior Vice President/Chief Financial Officer.  Mr. Carlson started his career with Price Waterhouse & Co. in Chicago, Illinois.  He has over twenty-five years of public and private financial and operational management experience, including over twelve years as Vice President of Finance, Chief Financial Officer and Corporate Secretary of The Webb Company, a NASDAQ listed Fortune 1000 printing and publishing company located in St. Paul, Minnesota.  Mr. Carlson earned his Bachelor of Science degree in Business Administration at the University of South Dakota, and received his Certified Public Accountant certificate in 1973.

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

Danielle L. Haney:      Danielle L. Haney served as the Controller for various subsidiaries of the Company since September 2001.  Starting in August 2007, Ms. Haney began serving as the Company’s Corporate Controller and in March 2014 was appointed to the position of Chief Financial Officer.  From August 1994 to August 2001, Ms. Haney served in various accounting positions at Kyocera Solar, Inc. (formerly Photocomm, Inc.), most recently as the Controller.  Ms. Haney has a Bachelor of Science degree in Accounting from Arizona State University.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Non-Director Significant Employees

The Company generally reports officers of its operating subsidiaries.  However, there are no additional officers to report as the Company’s CEO and CFO are the officers of its sole operating subsidiary.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by the Company for the services rendered during the fiscal years ended June 30, 2015 and 2014 to the Company's Chief Executive Officer and Chief Financial Officer during the last fiscal year (collectively, the "Named Executive Officers").  No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last two fiscal years.

						Long-Term
		Annual Compensation				Compensation
						Securities
						(# shares)
	Name and				Other (1)	Underlying
	Principal	Annual			Annual	Options
	Position	Salary		Bonus	Comp $	Granted in FY(2)

John A. Carlson, CEO (4)
	FY 2015	$209,100		None	$14,700	100,000
	FY 2014	200,100		None	22,200	-
Danielle L. Haney, CFO (4)
	FY 2015	$99,200		None	$5,700	50,000
	FY 2014	91,700		None	1,800	-
Robert R. Kauffman, Former CEO (4)
	FY 2015	$0		None	$0	-
	FY 2014	151,400	(3)	None	24,600	-

(1)	Represents supplemental executive benefit reimbursement for the year and Company matching for Alanco's 401(K) Profit Sharing Plan.
(2)	Five year stock options granted at not less than market on the date of exercise with a vesting period over five quarters.
(3)	Includes $8,400 for fiscal year 2014 paid to Elizabeth Kauffman, Robert Kauffman's spouse, acting as an employee of the Company.
(4)	Robert R. Kauffman served as the Company's CEO through the date of his passing in March 2014. Effective March 2014, the Company's
	Board of Directors appointed John A. Carlson to serve as the President and Chief Executive Officer and Danielle L Haney to serve
	as the Chief Financial Officer.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ending June 30, 2015, to each of the Names Executive Officers and/or Directors and to all other employees as a group.  No stock appreciation rights (“SARs”) have been granted by the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

INDIVIDUAL GRANTS

	Number of
	Securities	% of
	Underlying	Total	Exercise
	Options	Options	Price	Grant	Expiration	Unvested	Vesting
Name	Granted	Granted	($/Sh)	Date	Date	Options	Dates (1)

John Carlson	100,000	25%	$ 0.50	11/5/2014	11/4/2019	40,000	9/30/15 & 12/31/15
Harold Carpenter	80,000	21%	$ 0.50	11/5/2014	11/4/2019	32,000	9/30/15 & 12/31/15
Thomas LaVoy	80,000	21%	$ 0.50	11/5/2014	11/4/2019	32,000	9/30/15 & 12/31/15
James Hecker	80,000	21%	$ 0.50	11/5/2014	11/4/2019	32,000	9/30/15 & 12/31/15
Danielle Haney	50,000	12%	$ 0.50	11/5/2014	11/4/2019	20,000	9/30/15 & 12/31/15
Total	390,000	100%				156,000

(1) The unvested options will vest 50% on 9/30/15 and 50% on 12/31/15.

All options are granted at a price not less than “grant-date market.”  During the fiscal year ended June 30, 2015, 10,200 previously granted stock options expired or were cancelled.

Aggregated Options and Warrants

The following table sets forth the number of exercised and unexercised options and warrants held by each of the Named Executive Officers and/or Directors at June 30, 2015, and the value of the unexercised, in-the-money options at June 30, 2015.
Name	Shares Acquired On Exercise During 2015 Fiscal Year	Value Realized ($) (1)	Unexercised Options at Fiscal Year End (Shares) (2)	Exercise Price ($/Sh)	Expiration Date	Value of Unexercised In-The-Money Options at FYE ($) (3)
John Carlson	0	0	265,000	$0.50 - $0.75	4/9/17 to 11/4/19	0
Harold Carpenter	0	0	158,000	$0.50 - $0.75	4/9/17 to 11/4/19	0
James Hecker	0	0	198,000	$0.50 - $0.75	4/9/17 to 11/4/19	0
Thomas LaVoy	0	0	138,000	$0.50 - $0.75	4/9/17 to 11/4/19	0
Danielle Haney	0	0	75,000	$0.50 - $0.75	4/9/17 to 11/4/19	0

(1)	Calculated as the difference between the closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2)	Represents the number of securities underlying unexercised options that were exercisable at 2015 Fiscal Year End.
(3)
Calculated as the difference between the closing price of the Company’s Common Stock on June 30, 2015, and the exercise price for those options exercisable on June 30, 2015, with an exercise price less than the closing price, multiplied by the number of applicable options.

Option Grants Subsequent to Fiscal Year End

No employee stock options were granted subsequent to 2015 fiscal year end.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
Employment Agreements and Executive Compensation

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

Compensation of Directors

During fiscal year 2015, non-employee Directors were compensated for their services in cash for a total of $7,500 plus 25,000 stock grants for a total of 75,000 shares value at $31,500.  The Company recorded $16,500 of expense related to the stock grants during the current fiscal year and had accrued $15,000 as of June 30, 2014.  In addition, each independent director was granted 80,000 stock options during the fiscal year 2015.  All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or voting rights as of September 18, 2015.  Information regarding the stock ownership of Robert R. Kauffman, former Alanco Chairman and Chief Executive Officer and John A. Carlson, current Alanco Chairman and Chief Executive Officer is also shown in the table in the following section, Current Directors and Executive Officers.  Exercisable stock options owned by the individuals listed below have exercise prices ranging from $0.50 to $0.75 per share.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Five Percent Owners

Class A
		Common		Total			Total
		Shares		Voting			Stock,
		Owned		Rights			and
	Class A	Percent		Owned			Options
	Common	of	Total	Percent	Exercisable	Total Stock	Percent of
	Shares	Class	Voting	of	Stock	Owned and	Voting
	Owned	(1)	Rights	Class (1)	Options	Options	Rights (2)

Robert R. Kauffman	632,824	12.70%	632,824	12.70%	150,000	782,824	15.25%
John A. Carlson	213,935	4.29%	213,935	4.29%	265,000	478,935	9.13%
Iroquois Capital Management, LLC (3)	474,398	9.52%	474,398	9.52%	-	474,398	9.52%

(1)	The percentages for Class A Common Stock shown are calculated based upon 4,982,400 shares of Class A Common
Stock outstanding on September 18, 2015. The percentage for Total Voting Rights are calculated based upon 4,982,400 voting rights on September 18, 2015.
(2)	In calculating the percentage of ownership, option shares are deemed to be oustanding for the purpose of computing the percentage of voitng right shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of voitng right shares owned by any other stockholder.
(3)	Per Schedule 13D filed with the SEC on May 7, 2014, Iroquois Capital Management, LLC with joint filers Iroquois Master
Fund Ltd., Joshual Silverman and Richard Abbe are the owners of 474,398 shares of the Company's Class A Common
Stock. The address of the principal office of each of the Reporting Persons is 641 Lexington Avenue, 26th Floor, New
York, New York 10022.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock beneficially owned as of September 18, 2015, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Securities of the Registrant Beneficially Owned (1)

							Total
				Total			Stock
	Class A	Shares		Voting	Stock	Total	Plus
	Common	Owned	Total	Rights	Options	Stock	Options
	Stock	Percent	Voting	Percent	Exercisable	Owned	Percent of
Name of	Shares	of Class	Rights	of Class	@ 9/18/15	Plus	Voting
Beneficial Owner (2)	Owned	(4)	Owned	(4)	+ 60 days (5)	Options	Rights (6)

Robert R. Kauffman	632,824	12.70%	632,824	12.70%	150,000	782,824	15.25%
Former Director/COB/CEO
John A. Carlson	213,935	4.29%	213,935	4.29%	285,000	498,935	9.47%
Director/EVP/CEO
Harold S. Carpenter	25,329	0.51%	25,329	0.51%	174,000	199,329	3.87%
Director
James T. Hecker (3)	47,187	0.95%	47,187	0.95%	214,000	261,187	5.03%
Director
Thomas C. LaVoy	27,914	0.56%	27,914	0.56%	154,000	181,914	3.54%
Director
Danielle L. Haney	-	0.00%	-	0.00%	85,000	85,000	1.68%
CFO

Officers and Directors	947,189	19.01%	947,189	19.01%	1,062,000	2,009,189	33.24%
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

(4)
The percentages for Class A Common Stock shown are calculated based upon 4,982,400 shares of Class A Common Stock outstanding on September 18, 2015.  The percentages for Total Voting Rights Percent of Class are calculated based upon 4,982,400 voting rights as of September 18, 2015.

(5)
Represents unexercised stock options issued to named executive officers and directors.  All options listed that were issued to the executive officers and directors were exercisable at September 18, 2015.

(6)
The number and percentages shown include the voting rights shares actually owned at September 18, 2015 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 18, 2015.  The percentages shown are calculated based upon 4,982,400 voting rights as of September 18, 2015.  In calculating the percentage of ownership, option shares are deemed to be outstanding for the purpose of computing the percentage of shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other stockholders.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management

See Note 11 to the consolidated financial statements for related party transactions and discussion.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of the Company’s annual financial statements and review of the  Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, for the fiscal years ended June 30, 2015 and 2014 were approximately $81,400 and $80,900, respectively.

Audit Related Fees
In each of the last two fiscal years, there were no fees billed for assurance related services rendered by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” paragraph above.

All Other Fees
Other than the services described above under “Audit Fees”, during the fiscal years ended June 30, 2015 and 2014, Semple, Marchal & Cooper, LLP did not provide tax or other services.

Audit Committee Pre-Approval Policies and Procedures

The 2015 and 2014 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent registered public accounting firm and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

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
Date: September 28, 2015

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

SIGNATURE                                                        TITLE                                             DATE

/s/John A. Carlson                                                           Director &                                                 September 28, 2015
    John A. Carlson                                                           Chief Executive Officer

/s/James T. Hecker                                                           Director                                                     September 28, 2015
    James T. Hecker

/s/Harold S. Carpenter                                                     Director                                                         September 28, 2015
           Harold S. Carpenter

/s/Thomas C. LaVoy                                                        Director                                                         September 28, 2015
           Thomas C. LaVoy

By /s/             John A. Carlson
   Chief Executive Officer

Transfer Agent
Computershare Trust Company, Inc.
8742 Lucent Blvd., Suite 225
Highlands Ranch, CO  80129
303-262-0600
Fax:  303-262-0700