Form 10-Q
period 2015-09-30
ALANCO TECHNOLOGIES INC
filed 2015-11-16
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
As of November 10, 2015 there were 4,982,400 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
			Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited)		4
	and June 30, 2015

	Condensed Consolidated Statements of Operations (Unaudited)		5
	For the three months ended September 30, 2015 and 2014

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		6
	For the three months ended September 30, 2015

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended September 30, 2015 and 2014		7

Notes to Condensed Consolidated Financial Statements (Unaudited)			8
	Note A –	Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements
	Note B –	Stock-Based Compensation
	Note C –	Note Receivable
	Note D –	Land, Property and Equipment
	Note E –	Earnings Per Share
	Note F –	Equity
	Note G –	Contingent Payments
	Note H -	Asset Retirement Obligation
	Note I -	Commitments and Contingencies
	Note J -	Related Party Transactions
	Note K -	Subsequent Events
	Note L –	Liquidity and Going Concern

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations		16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		20

Item 4.	Controls and Procedures		21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings		21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		21

Item 6.	Exhibits		22

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND JUNE 30, 2015

	September 30, 2015	June 30, 2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$525,200	$788,900
Accounts receivable - trade, net	54,700	45,900
Other receivables - related party	6,600	4,200
Note receivable, current - related party	60,000	60,000
Prepaid expenses and other current assets	33,200	164,500
Total current assets	679,700	1,063,500

LAND, PROPERTY AND EQUIPMENT, NET	3,893,100	3,938,600

OTHER ASSETS
Note receivable, long-term - related party	245,600	262,800
Trust account - asset retirement obligation	72,100	67,400
TOTAL ASSETS	$4,890,500	$5,332,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$118,100	$151,100
Accrued expenses	167,700	191,800
Contingent payments, current	25,000	50,000
Total current liabilities	310,800	392,900

LONG-TERM LIABILITIES
Contingent payments, long-term	633,600	603,900
Asset retirement obligation	429,700	429,700
TOTAL LIABILITIES	1,374,100	1,426,500

SHAREHOLDERS' EQUITY
Preferred Stock - no shares issued or outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,982,400
shares issued and outstanding at September 30, 2015
and June 30, 2015	109,173,200	109,159,300
Accumulated Deficit	(105,656,800)	(105,253,500)
Total shareholders' equity	3,516,400	3,905,800

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,890,500	$5,332,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2015	2014

NET REVENUES	$114,300	$225,300
Cost of revenues	260,400	186,300
GROSS PROFIT (LOSS)	(146,100)	39,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	93,700	61,100
Alanco Energy Services	157,000	199,500
Stock-based compensation	13,900	15,000
	264,600	275,600

OPERATING LOSS	(410,700)	(236,600)

OTHER INCOME
Interest income	7,400	11,500
Gain on sale of marketable securities	-	46,700
Other income	-	200
NET LOSS	$(403,300)	$(178,200)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,982,400	4,962,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTAL
Balances, June 30, 2015	4,982,400	$109,159,300	$(105,253,500)	$3,905,800
Value of stock-based compensation	-	13,900	-	13,900
Net loss	-	-	(403,300)	(403,300)
Balances, September 30, 2015	4,982,400	$109,173,200	$(105,656,800)	$3,516,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(403,300)	$(178,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,100	45,100
Accretion of fair value - contingent payments	4,700	8,400
Gain on sale of marketable securities	-	(46,700)
Stock-based compensation for options	13,900	-
Changes in operating assets and liabilities:
Accounts receivable	(8,800)	9,500
Other receivables - related party	(2,400)	5,000
Prepaid expenses and other current assets	131,300	22,600
Trust account - asset retirement obligation	(4,700)	(4,700)
Accounts payable and accrued expenses	(57,100)	128,800
Contingent land payment	-	(16,400)
Net cash used in operating activities	(280,300)	(26,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of American Citizenship Center, LLC note receivable	17,200	50,000
Purchase of land, property, and equipment	(600)	(163,300)
Proceeds from sale of marketable securities	-	279,100
Net cash provided by investing activities	16,600	165,800

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(263,700)	139,200

CASH AND CASH EQUIVALENTS, beginning of period	788,900	1,215,600

CASH AND CASH EQUIVALENTS, end of period	$525,200	$1,354,800

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Non-cash investing & financing activities:
Unrealized gain (loss) on marketable securities	$-	$(97,700)
Note receivable issued for ACC amendment fee	$-	$(10,000)
Value of stock-based compensation for options	$13,900	$-

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2015 Annual Report filed on Form 10-K.  Interim results are not necessarily indicative of results for a full year.

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

Certain prior year numbers have been reclassified to conform to the current year presentation.  Sales tax on certain revenues for the fiscal year 2015 that were classified as cost of revenues has been reclassified in the Condensed Consolidated Statement of Operations to offset revenues to conform to the current year’s presentation.  In addition, the value of stock-based compensation for the fiscal year 2015 which was included in corporate expenses has been reclassified in the Condensed Consolidated Statement of Operations to a separate line item.  These reclassifications had no effect on net loss or net loss per share.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

       The following are the classes of assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and 2014, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Fair Value at September 30, 2015

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	September 30,
	Assets	Inputs	Inputs	2015
Asset Retirement Obligation	$-	$-	$429,700	$429,700
Contigent Land Payment	-	-	658,600	658,600
	$-	$-	$1,088,300	$1,088,300

Fair Value at June 30, 2015

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2015
Asset Retirement Obligation	$-	$-	$429,700	$429,700
Contigent Land Payment	-	-	653,900	653,900
	$-	$-	$1,083,600	$1,083,600

The following is a reconciliation of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2015.

	Asset	Contingent
	Retirement	Land
	Obligation	Payment	Total
Opening balance	$429,700	$653,900	$1,083,600
Accretion expense	-	4,700	4,700
Closing balance	$429,700	$658,600	$1,088,300

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value of Contingent Payments – The contingent land payment and contingent purchase price liabilities are also determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  In calculating the estimate of fair value for both of the contingent payments, management completed an estimate of the present value of each identified contingent liability based upon projected income, cash flows and capital expenditures for the Deer Creek facility developed under plans currently approved by the Company’s board of directors.  Different assumptions relative to the expansion or alternative uses of the Deer Creek and Indian Mesa facilities could result in significantly different valuations.  The projected payments have been discounted at a rate of 3% per annum to determine net present value.  The lack of an active market to validate the estimated contingent land liability results in the fair value of the contingent land liability to be a Level 3 fair value measurement.  ASC Topic 820: Fair Value Measurement requires the Company to review the contingent land liability on a recurring basis and record changes in the period incurred.  Pursuant to ASC Topic 820, during the fiscal year ended June 30, 2015 the Company reversed the contingent purchase price liability it had previously recorded based on the parameters of the contingency and the estimated present value based upon projected income, cash flows and capital expenditures for the Deer Creek and Indian Mesa facilities developed under plans currently approved by the Company’s board of directors.

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

In September 2015, the FASB issued guidance regarding the simplification of accounting for measurement period adjustments for business combinations.  The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period and early adoption is permitted.  The Company has early adopted the guidance, which had no material impact on its financial position and results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2015, that are of significance, or potential significance, to us.

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

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on the date of grant and are more fully discussed in our Form 10-K for the year ended June 30, 2015.

The following table summarizes the Company’s stock option activity during the first three months of fiscal 2016:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2015	1,203,200	$0.58	3.03	$275,800	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(3,200)	$1.50	-	(2,300)	-
Outstanding September 30, 2015	1,200,000	$0.58	2.78	$273,500	$-
Exercisable September 30, 2015	1,122,000	$0.59	2.69	$259,800	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of September 30, 2015, for those awards that have an exercise price currently below the closing price as of September 30, 2015 of $0.19.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

As of September 30, 2015, the Company had approximately $13,800 of unamortized Black Scholes value related to outstanding stock options.  The unamortized amount is scheduled to be expensed in the next quarter.  There were no new grants during the current quarter.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note C – Note Receivable

Note receivable of $305,600 and $322,800 at September 30, 2015 and June 30, 2015, respectively, represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  In August 2015, ACC and the Company modified the loan agreement by revising the maturity data to August 31, 2017.  All other terms of the note, including the interest rate of 9.5% and minimum monthly required payments of the greater of $5,000 or 10% of ACC’s gross monthly revenues remained the same.  Based on the minimum monthly payments of $5,000, the Company has classified $60,000 of the note as current and $245,600 of the note as long-term as of September 30, 2015.  ACC is currently in compliance with all terms of the August 2015 amendment.  No provision for collectability has been recorded as of September 30, 2015 and June 30, 2015.

Note D – Land, Property and Equipment

Land, Property and Equipment at September 30, 2015 and June 30, 2015 consist of the following:

	June 30, 2015	Additions	September 30, 2015
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,219,200	-	2,219,200
Production equipment	514,400	-	514,400
	2,784,900	-	2,784,900
Less accumulation depreciation	(491,900)	(46,100)	(538,000)
Land and permit costs	1,645,600	600	1,646,200
Net book value	$3,938,600	$(45,500)	$3,893,100

Note E – Earnings Per Share

Basic and diluted loss per share of common stock was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period using the treasury stock method.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three months ended September 30, 2015 and 2014, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,200,000 and 814,000 at September 30, 2015 and 2014, respectively.

Note F – Equity

The Company did not issue any shares of Common Stock during the three months ended September 30, 2015.

During the three months ended September 30, 1015, the Company recognized the value of stock-based compensation in the amount of $13,900.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  During the quarter ended December 31, 2014, the board of directors renewed the stock repurchase program, extending it through December 31, 2015.  There were no shares repurchased under the program in the current quarter.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At September 30, 2015 and June 30, 2015, no Preferred Stock of any series was issued or outstanding.

Note G - Contingent Payments

Contingent payments at September 30, 2015 and June 30, 2015 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	September 30,	June 30,
	2015	2015
Contingent land payment	$658,600	$653,900
Less current portion	(25,000)	(50,000)
Contingent payments, long-term	$633,600	$603,900

Contingent land payment of $658,600 at September 30, 2015 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The maximum total of $800,000 of contingent land payments is based upon 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the three months ended September 30, 2015 by $4,700.  During the three months ended September 30, 2015, no contingent land payment was earned or payable under the contingency formula.  At September 30, 2015, the Company reduced the current portion of the contingent land payment to $25,000 to reflect its short-term estimate of the obligation.

Note H – Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $429,700 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company reviews the asset retirement obligation quarterly and performs a formal annual assessment of its estimates to determine if an adjustment to the value of the asset retirement obligation is required.

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that, over the expected lease period, will build liquid assets to meet the asset retirement obligation.  During the three months ended September 30, 2015, the Company made the required quarterly payments.  The balances in the trust account for the asset retirement obligation as of September 30, 2015 and June 30, 2015 were $72,100 and $67,400, respectively.

Note I – Commitments and Contingencies

Legal Proceedings

The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300 for which the Company recorded an accrued liability at June 30, 2014.  In addition, the Company posted a bond with the court in conjunction with the Company’s appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court’s damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court’s decision vacated the trial court’s attorney’s fee award and stated that TSI is entitled to an award of fees on appeal.  As a result, at June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  The Company is currently following the court’s direction and working under the dispute guidelines defined in the asset purchase agreement.  The Company believes that the lower court’s judgment failed to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  Therefore, no accrual for the loss contingency was deemed necessary at September 30, 2015.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2015, there was no such litigation pending deemed material by the Company.

Note J – Related Party Transactions

At September 30, 2015 and June 30, 2015 the Company had a note due from American Citizenship Center, LLC (“ACC”), a related party, with balances of $305,600 and $322,800, respectively.  Refer to Note C – Note Receivable for further discussion.  During the three months ended September 30, 2015 the Company billed ACC a total of approximately $7,500 for interest on the note.  At September 30, 2015, the Company had unpaid receivables from ACC in the amount of $6,600, consisting of $4,900 representing two months of interest and $1,700 of legal fees.  All required payments have been subsequently paid.

Note K – Subsequent Events

There have been no significant subsequent events.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note L – Liquidity and Going Concern

             During the three months ended September 30, 2015, the Company reported a net loss of ($403,300) and for fiscal year ended June 30, 2015, the Company reported a net loss of ($900,600).  Historically, the Company had relied on the liquidation of its investment in Marketable Securities to fund working capital needs.  The Company sold all remaining marketable securities during fiscal 2015.  These factors raise doubt about the Company’s ability to continue as a going concern for the next year.  The Company’s fiscal 2016 operating plan contemplates development of the AES Indian Mesa site.  In order to develop the Indian Mesa site, the Company will need additional financing which may be in the form of public or private debt or equity financing, or both.  Management cannot assure that it will secure additional financing in order to achieve projections.  If adequate funds are not available or are not available on acceptable terms, the Company’s business, operating results, financial condition and ability to continue operations may be materially adversely affected.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs or the Company may seek to sell assets.  Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company’s independent registered public accounting firm included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015 discussing the substantial doubt of the Company’s ability to continue as a going concern.

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

Current Status of Deer Creek facility

The Deer Creek produced water disposal facility, located near Grand Junction, CO, became operational in August 2012 with annual evaporative capacity of approximately 300,000 barrels without using enhanced evaporation methods, providing some Piceance Basin producers with significant transportation cost savings compared to alternative water disposal sites.  In November 2014, the facility received approval from the Mesa County Board of Commissioners allowing 24 hours a day, seven days per week operations for two years with an administrative review conducted by the Planning Division after one year.  During fiscal year 2015, the facility experienced anaerobic bacterial conditions in its evaporation ponds and as a result, restricted water intake during the fourth quarter 2015 and first quarter 2016 while it was treating the ponds.  The pond conditions have significantly improved and the Company is currently following a bioremediation maintenance program to maintain pond health.  The Company anticipates increased water revenues during the second quarter of fiscal 2016 which will be achieved by allowing increased water deliveries as well as an increase to the average sales price per barrel for water deliveries.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning the estimated fair value of stock-based compensation, expense recognition, realization of deferred tax assets, accounts and notes receivables, estimated useful lives and carrying value of fixed assets, the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities, and the Company’s ability to continue as a going concern.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

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

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended September 30, 2015 versus three months ended September 30, 2014

Net Revenues
Net revenues reported for the quarter ended September 30, 2015 were $114,300 versus $225,300 for the quarter ended September 30, 2014, a decrease of $111,000, or 49.3%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  The decrease in net revenues reflects the Company’s restricted water intake while it was treating the ponds.  The pond conditions have significantly improved and the Company anticipates increased revenues during the second quarter of fiscal 2016.  Water deliveries are impacted by the prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impact water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.

Cost of Revenues
Cost of revenues for the three months ended September 30, 2015 and 2014 were $260,400 and $186,300, respectively, an increase of $74,100 or 39.8% when comparing the periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The increase is primarily due to higher pond maintenance costs including pond treatments to manage anaerobic bacterial conditions offset by decreases in variable costs resulting from decreased revenues such as fees tied to water volumes, plus a reduction to equipment rental costs for a system rented in the prior year which was subsequently purchased.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 22.7% and 30.4% of the cost of revenues for three months ended September 30, 2015 and 2014, respectively.  The gross margin for the three months ended September 30, 2015 and 2014 were (127.8%) and 17.3% respectively.  The negative swing in gross profit between the two periods is the result of reduced revenues combined with increased costs in the current quarter.  The gross loss in the current quarter is primarily due to the increased pond maintenance costs mentioned above.  Without these extra costs of approximately $117,000, the Company would have had a gross loss of approximately ($29,100), or (25.5%), which would significantly decrease the negative swing in gross profit (loss) between the two periods.

ALANCO TECHNOLOGIES, INC.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2015 (consisting of corporate expenses, AES selling, general and administrative expense and stock-based compensation) was $264,600, a decrease of $11,000, or 4%, compared to $275,600 reported for the quarter ended September 30, 2014.  Corporate expenses for the current quarter was $93,700 and represented an increase of $32,600, or 53.4%, compared to corporate expenses of $61,100 reported for the comparable quarter ended September 30, 2014.  The net increase is primarily comprised of costs related to professional services offset by a decrease to payroll and associated employee benefit costs.  AES expense of $157,000 for the quarter ended September 30, 2015 compared to $199,500 for the quarter ended September 30, 2014 reflects a decrease of $42,500 or 21.3% when comparing the two periods and primarily reflects a decrease in the operations management fees for the Deer Creek facility.  Stock-based compensation was $13,900 for the quarter ended September 30, 2015, a decrease of $1,100, or 7.3%, compared to $15,000 reported for the quarter ended September 30, 2014.

Operating Loss
Operating loss for the quarter ended September 30, 2015 was ($410,700), a decrease of $174,100, or 73.6%, compared to an operating loss of ($236,600) reported for the same quarter of the prior year.  The increased operating loss resulted primarily from the gross loss of ($146,100) for the quarter ended September 30, 2015 compared to a gross profit of $39,000 for the quarter ended September 30, 2014, offset by a decrease of $11,000 in selling, general and administrative expenses during the current quarter as compared to the same quarter of the previous year as discussed above.

Other Income
Interest income for the quarter ended September 30, 2015 was $7,400, a decrease of $4,100, or 35.7%, when compared to interest income of $11,500 for the quarter ended September 30, 2014.  The decrease in interest income related primarily to a decrease in the average outstanding balance of the ACC note receivable.

The Company did not have any sales of marketable securities during the quarter ended September 30, 2015.  During the quarter ended September 30, 2014, the Company recorded net gains on the sale of marketable securities of $46,700, resulting from the sale of 45,000 shares of its ORBCOMM Common Stock at an average selling price of $6.20 per share and average cost of $5.16 per share.

Net Loss
Net loss for the quarter ended September 30, 2015 amounted to ($403,300), or ($.08) per share, compared to net loss of ($178,200), or ($.04) per share, in the comparable quarter of the prior year for reasons previously discussed.

Liquidity and Capital Resources

The Company’s current assets at September 30, 2015 exceeded current liabilities by $368,900, resulting in a current ratio of 2.2 to 1.  At June 30, 2015, current assets exceeded current liabilities by $670,600 reflecting a current ratio of 2.7 to 1.  The reduction in net current assets at September 30, 2015 versus June 30, 2015 was due primarily to a reduction in cash balances and prepaid expenses and other current assets.

ALANCO TECHNOLOGIES, INC.

Accounts receivable – trade, net of $54,700 represents the outstanding billings at September 30, 2015 of the AES water disposal operation.  Other receivables – related party totaling $6,600 at September 30, 2015 represents billings to ACC for interest of $4,900 and legal fees of $1,700.

Cash used in operations for the three month period ended September 30, 2015 was ($280,300), an increase of $253,700, or 953.8% compared to ($26,600) reported for the same period of the prior year.  The increase in net cash used in operations for the three months ended September 30, 2015 was due primarily to an increase in operating loss, a decrease to accounts payable and accrued expenses offset by a decrease in prepaid expenses and other current assets as compared to the same period of the prior year.

 Cash provided by investing activities for the three month period ended September 30, 2015 was $16,600, a decrease of $149,200, or 90% compared to the $165,800 provided for the same period of the prior year.  The decrease was primarily due to lower proceeds from the sale of marketable securities and repayment of note receivable during the period offset by a decrease in the purchase of land, property and equipment as compared to the prior year.  Purchases of land, property and equipment include permitting costs for the Indian Mesa site and the purchase of equipment for the Deer Creek facility.

There was no cash used or provided by financing activities for the three month periods ended September 30, 2015 and 2014.

During fiscal 2016, the Company’s operating plan contemplates development of the AES Indian Mesa site.  In order to develop the Indian Mesa site, the Company will need additional financing which may be in the form of public or private debt or equity financing, or both.  Management cannot assure that it will secure additional financing in order to achieve projections.  If adequate funds are not available or are not available on acceptable terms, the Company’s business, operating results, financial condition and ability to continue operations may be materially adversely affected.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs or the Company may seek to sell assets.  Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company’s independent registered public accounting firm included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015 which is further discussed in the Company’s Form 10-K for that period.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ALANCO TECHNOLOGIES, INC.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300 for which the Company recorded an accrued liability at June 30, 2014.  In addition, the Company posted a bond with the court in conjunction with the Company’s appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court’s damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court’s decision vacated the trial court’s attorney’s fee award and stated that TSI is entitled to an award of fees on appeal.  As a result, at June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  The Company is currently following the court’s direction and working under the dispute guidelines defined in the asset purchase agreement.  The Company believes that the lower court’s judgment to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  Therefore, no accrual for the loss contingency was deemed necessary at September 30, 2015.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2015, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, no shares of Company stock were sold.

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

November 16, 2015