Form 10-Q
period 2015-12-31
ALANCO TECHNOLOGIES INC
filed 2016-02-16
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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
As of February 9, 2016 there were 4,982,400 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.
INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of December 31, 2015 (Unaudited)		4
		and June 30, 2015

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended December 31, 2015 and 2014

		Condensed Consolidated Statements of Operations (Unaudited)		6
		For the six months ended December 31, 2015 and 2014

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		7
		For the six months ended December 31, 2015

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the six months ended December 31, 2015 and 2014		8

	Notes to Condensed Consolidated Financial Statements (Unaudited)			9
		Note A –	Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation
		Note C –	Note Receivable
		Note D –	Land, Property and Equipment
		Note E –	Earnings Per Share
		Note F –	Equity
		Note G –	Contingent Payments
		Note H -	Asset Retirement Obligation
		Note I -	Commitments and Contingencies
		Note J -	Related Party Transactions
		Note K -	Subsequent Events
		Note L –	Liquidity and Going Concern

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		23

	Item 4.	Controls and Procedures		23

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		24

	Item 6.	Exhibits		24

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

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND JUNE 30, 2015

	December 31, 2015	June 30, 2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$331,600	$788,900
Accounts receivable - trade, net	22,100	45,900
Other receivables - related party	7,100	4,200
Note receivable, current - related party	60,000	60,000
Prepaid expenses and other current assets	27,500	164,500
Total current assets	448,300	1,063,500

LAND, PROPERTY AND EQUIPMENT, NET	3,853,500	3,938,600

OTHER ASSETS
Note receivable, long-term - related party, net	190,400	262,800
Trust account - asset retirement obligation	76,800	67,400
TOTAL ASSETS	$4,569,000	$5,332,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$136,800	$151,100
Accrued expenses	153,700	191,800
Contingent payments, current	25,000	50,000
Total current liabilities	315,500	392,900

LONG-TERM LIABILITIES
Contingent payments, long-term	638,300	603,900
Asset retirement obligation	429,700	429,700
TOTAL LIABILITIES	1,383,500	1,426,500

SHAREHOLDERS' EQUITY
Preferred Stock - no shares issued or outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,982,400
shares issued and outstanding at December 31, 2015
and June 30, 2015	109,187,100	109,159,300
Accumulated Deficit	(106,001,600)	(105,253,500)
Total shareholders' equity	3,185,500	3,905,800

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,569,000	$5,332,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, (unaudited)

	2015	2014

NET REVENUES	$57,700	$218,200
Cost of revenues	132,200	192,200
GROSS PROFIT (LOSS)	(74,500)	26,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	107,500	30,800
Alanco Energy Services	156,200	194,600
Stock-based compensation	13,900	45,400
	277,600	270,800

OPERATING LOSS	(352,100)	(244,800)

OTHER INCOME
Interest income	7,300	11,600
Gain on sale of marketable securities	-	56,400
NET LOSS	$(344,800)	$(176,800)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss per share attributable to common shareholders	$(0.07)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,982,400	5,006,800

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2015	2014

NET REVENUES	$172,000	$443,500
Cost of revenues	392,600	378,500
GROSS PROFIT (LOSS)	(220,600)	65,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	201,200	106,900
Alanco Energy Services	313,200	394,100
Stock-based compensation	27,800	45,400
	542,200	546,400

OPERATING LOSS	(762,800)	(481,400)

OTHER INCOME
Interest income	14,700	23,100
Gain on sale of marketable securities	-	103,200
Other income	-	200
NET LOSS	$(748,100)	$(354,900)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss per share attributable to common shareholders	$(0.15)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,982,400	4,984,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 (unaudited)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTAL
Balances, June 30, 2015	4,982,400	$109,159,300	$(105,253,500)	$3,905,800
Value of stock-based compensation	-	27,800	-	27,800
Net loss	-	-	(748,100)	(748,100)
Balances, December 31, 2015	4,982,400	$109,187,100	$(106,001,600)	$3,185,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, (unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(748,100)	$(354,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,900	91,700
Accretion of fair value - contingent payments	9,400	16,800
Gain on sale of marketable securities	-	(103,200)
Stock issued for services	-	31,500
Stock-based compensation for options	27,800	13,900
Reserve recorded for American Citizenship Center, LLC note receivable	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	23,800	4,400
Other receivables - related party	(2,900)	6,200
Prepaid expenses and other current assets	137,000	7,700
Trust account - asset retirement obligation	(9,400)	(9,300)
Accounts payable and accrued expenses	(52,400)	-
Contingent land payment	-	(19,800)
Net cash used in operating activities	(472,900)	(315,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of American Citizenship Center, LLC note receivable	22,400	65,000
Purchase of land, property, and equipment	(6,800)	(191,400)
Proceeds from sale of marketable securities	-	542,200
Net cash provided by investing activities	15,600	415,800

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	-	(8,100)
Net cash used in financing activities	-	(8,100)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(457,300)	92,700

CASH AND CASH EQUIVALENTS, beginning of period	788,900	1,215,600

CASH AND CASH EQUIVALENTS, end of period	$331,600	$1,308,300

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-cash investing & financing activities:
Value of stock-based compensation for options	$27,800	$13,900
Other comprehensive income adjustment	$-	$(121,200)
Note receivable issued for ACC amendment and accounting fees	$-	$(29,000)

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

    The following are the classes of assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and June 30, 2015, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Fair Value at December 31, 2015

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	December 31,
	Assets	Inputs	Inputs	2015
Asset Retirement Obligation	$-	$-	$429,700	$429,700
Contigent Land Payment	-	-	663,300	663,300
	$-	$-	$1,093,000	$1,093,000

Fair Value at June 30, 2015

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2015
Asset Retirement Obligation	$-	$-	$429,700	$429,700
Contigent Land Payment	-	-	653,900	653,900
	$-	$-	$1,083,600	$1,083,600

The following is a reconciliation of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2015.

	Asset	Contingent
	Retirement	Land
	Obligation	Payment	Total
Opening balance	$429,700	$653,900	$1,083,600
Accretion expense	-	9,400	9,400
Closing balance	$429,700	$663,300	$1,093,000

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance regarding revenue from contracts with customers.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  In August 2015, this accounting pronouncement was deferred for one year, and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of reporting periods beginning after December 15, 2016.  The Company is currently assessing the impact on its financial position and results of operation but does not anticipate the adoption of the guidance to have a material impact on its financial position and results of operations.

In November 2015, the FASB issued guidance regarding balance sheet classifications of deferred taxes.  The guidance requires deferred tax assets and liabilities to be classified as noncurrent.  The guidance is effective for periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company has adopted the guidance which had no material impact on its financial position and results of operations.

In January 2016, the FASB issued guidance regarding the enhancement of reporting financial instruments including aspects of recognition, measurement, presentation and disclosure.  The guidance is effective for periods beginning after December 15, 2017 including interim periods within those fiscal years.  While a portion of the guidance allows for early application, it does not permit complete early adoption.  The Company is currently assessing the impact on its financial position and results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2015, that are of significance, or potential significance, to us.

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

The following table summarizes the Company’s stock option activity during the first six months of fiscal 2016:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Instrinsic
	Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2015	1,203,200	$0.58	3.03	$275,800	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(3,200)	$1.50	-	(2,300)	-
Outstanding December 31, 2015	1,200,000	$0.58	2.53	$273,500	$-
Exercisable December 31, 2015	1,200,000	$0.58	2.53	$273,500	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of December 31, 2015, for those awards that have an exercise price currently below the closing price as of December 31, 2015 of $0.23.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

As of December 31, 2015, there was no unamortized Black Scholes value remaining to be recognized as stock-based compensation expense.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note C – Note Receivable

Note receivable of $250,400 and $322,800 at December 31, 2015 and June 30, 2015, respectively, represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  At December 31, 2015, payments totaling $15,100 are in arrears, including principal and interest payments.  In January 2016, ACC and the Company modified the loan agreement by deferring any principal payments to August 31, 2016, at which time minimum monthly payments of $10,000 are payable and continue through November 30, 2016.  The minimum monthly payments are increased to $20,000 on December 31, 2016 and January 31, 2017 and to $30,000 starting February 28, 2017 with the balance due on the unchanged maturity date of August 31, 2017.  All other terms of the note, including the interest rate of 9.5% per annum remained the same.  Based on the minimum monthly payments noted above, the Company has classified $60,000 of the note as current and $190,400 of the note as long-term as of December 31, 2015.  All interest was brought current as of February 12, 2016.

ACC’s business plan is based on the Executive Action, known as DAPA, issued by President Obama in November 2014.  In February 2015, twenty-six states filed a lawsuit to stop the program and the court granted an injunction meaning that the U.S. Government cannot proceed with rolling out the program until the court case is resolved.  In January 2016, after a series of legal actions more fully described in the Company’s Form 10-K for the fiscal year ended June 30, 2015, the Supreme Court granted an oral hearing scheduled for April 2016 with a ruling to be made in June 2016.  The delay in the DAPA program resulting from the court case has negatively impacted ACC’s operations and consequently its ability to make the minimum required payments under the current loan terms.  ACC is implementing other immigration and citizenship services to improve operations while the DAPA case is pending in the Supreme Court. However, a positive DAPA ruling or other immigration reform is significant to ACC’s ability to meet its financial obligations.  The Company has recorded a reserve of $50,000 as of December 31, 2015.

Note D – Land, Property and Equipment

Land, Property and Equipment at December 31, 2015 and June 30, 2015 consist of the following:

	June 30, 2015	Additions	December 31, 2015
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,219,200	1,700	2,220,900
Production equipment	514,400	-	514,400
	2,784,900	1,700	2,786,600
Less accumulation depreciation	(491,900)	(91,900)	(583,800)
Land and permit costs	1,645,600	5,100	1,650,700
Net book value	$3,938,600	$(85,100)	$3,853,500

Note E – Earnings (Loss) Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the six months ended December 31, 2015 and 2014, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,200,000 and 1,204,000 at December 31, 2015 and 2014, respectively.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note F – Equity

The Company did not issue any shares of Common Stock during the six months ended December 31, 2015.

During the six months ended December 31, 2015, the Company recognized the value of stock-based compensation in the amount of $27,800.

In December 2011, the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended, under the same limitation, through December 31, 2013.  During the quarter ended December 31, 2014, the board of directors renewed the stock repurchase program, extending it through December 31, 2015.  There were no shares repurchased under the program in the six months ended December 31, 2015.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At December 31, 2015 and June 30, 2015, no Preferred Stock of any series was issued or outstanding.

Note G - Contingent Payments

Contingent payments at December 31, 2015 and June 30, 2015 relate to AES asset purchase transactions completed in conjunction with the construction of water disposal facilities for the treatment and disposal of produced water generated by oil and natural gas producers in Western Colorado.  Details of the contingent payments are as follows:

	December 31,	June 30,
	2015	2015
Contingent land payment	$663,300	$653,900
Less current portion	(25,000)	(50,000)
Contingent payments, long-term	$638,300	$603,900

    Contingent land payment of $663,300 at December 31, 2015 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The maximum total of $800,000 of contingent land payments is based upon 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter for activity at both the Deer Creek and Indian Mesa locations.   The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the six months ended December 31, 2015 by $9,400.  During the six months ended December 31, 2015, no contingent land payment was earned or payable under the contingency formula.  Subsequent to June 30, 2015, the Company reduced the current portion of the contingent land payment to $25,000 to reflect its short-term estimate of the obligation.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note H – Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $429,700 at December 31, 2015 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

The Company reviews the asset retirement obligation quarterly and performs a formal annual assessment of its estimates to determine if an adjustment to the value of the asset retirement obligation is required.

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that, over the expected lease period, will build liquid assets to meet the asset retirement obligation.  During the six months ended December 31, 2015, the Company made the required quarterly payments.  The balances in the trust account for the asset retirement obligation as of December 31, 2015 and June 30, 2015 were $76,800 and $67,400, respectively.

Note I – Commitments and Contingencies

Legal Proceedings

      The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300 for which the Company recorded an accrued liability at June 30, 2014.  In addition, the Company posted a bond with the court in conjunction with the Company’s appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court’s damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court’s decision vacated the trial court’s attorney’s fee award and stated that TSI is entitled to an award of fees on appeal.  As a result, at June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  The Company is currently following the court’s direction and working under the dispute guidelines defined in the asset purchase agreement.  The Company believes that the lower court’s judgment failed to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  Therefore, no accrual for the loss contingency was deemed necessary at December 31, 2015.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of December 31, 2015, there was no other such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note J – Related Party Transactions

       At December 31, 2015 and June 30, 2015 the Company had a note due from American Citizenship Center, LLC (“ACC”), a related party, with balances of $250,400 and $322,800, respectively.  Refer to Note C – Note Receivable for further discussion.  During the six months ended December 31, 2015 the Company billed ACC a total of approximately $14,700 for interest on the note.  At December 31, 2015, the Company had unpaid receivables from ACC in the amount of $7,100, representing three months of interest, which payments have been subsequently paid.

Note K – Subsequent Events

Subsequent to December 31, 2015, ACC and the Company modified the loan agreement by deferring any principal payments to August 31, 2016, at which time minimum monthly payments of $10,000 are payable and continue through November 30, 2016.  The minimum monthly payments are increased to $20,000 on December 31, 2016 and January 31, 2017 and to $30,000 starting February 28, 2017 with the balance due on the unchanged maturity date of August 31, 2017.  All other terms of the note, including the interest rate of 9.5% per annum remained the same.  Based on the minimum monthly payments noted above, the Company has classified $60,000 of the note as current and $190,400 of the note as long-term as of December 31, 2015.  All interest was brought current as of February 12, 2016.

Note L – Liquidity and Going Concern

             During the six months ended December 31, 2015, the Company reported a net loss of ($698,100) and for fiscal year ended June 30, 2015, the Company reported a net loss of ($900,600).  Historically, the Company had relied on the liquidation of its investment in Marketable Securities to fund working capital needs.  The Company sold all remaining marketable securities during fiscal 2015.  These factors raise doubt about the Company’s ability to continue as a going concern for the next year.  Management cannot assure that it will achieve projections.  If adequate funds are not available or are not available on acceptable terms, the Company’s business, operating results, financial condition and ability to continue operations may be materially adversely affected.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs or the Company may seek to sell assets.  Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company’s independent registered public accounting firm included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015 discussing the substantial doubt of the Company’s ability to continue as a going concern.

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

Current Status of Deer Creek facility

The Deer Creek produced water disposal facility, located near Grand Junction, CO, became operational in August 2012 with annual evaporative capacity of approximately 300,000 barrels without using enhanced evaporation methods, providing some Piceance Basin producers with significant transportation cost savings compared to alternative water disposal sites.  In November 2014, the facility received approval from the Mesa County Board of Commissioners allowing 24 hours a day, seven days per week operations for two years with an administrative review conducted by the Planning Division after one year.  During fiscal year 2015, the facility experienced anaerobic bacterial conditions in its evaporation ponds and as a result, restricted water intake during the fourth quarter of fiscal 2015 and first quarter of fiscal 2016 while it was treating the ponds.  The pond conditions have significantly improved and the Company is currently following a bioremediation maintenance program to maintain pond health.  As a result, the Company has ended its restriction on water deliveries and anticipates increased water revenues during the remainder of fiscal 2016 as deliveries resume into the spring months with improved weather conditions.  Water deliveries may be negatively impacted by the decreases in the market prices of oil and gas which could affect drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.

ALANCO TECHNOLOGIES, INC.

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

The SEC suggests that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, revenue recognition, realization of note receivable, stock-based compensation, the recorded values of accruals and fair values of liabilities including the Company’s contingent liabilities.

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

ALANCO TECHNOLOGIES, INC.

Realization of Note Receivable
The Company has reviewed ACC’s projected revenues, related assumptions and cash flows when evaluating the collectability of the note receivable and determining the need for any reserve.  These assumptions are further influenced by current political activities.  Based on this evaluation, the Company has recorded a reserve of $50,000.

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

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended December 31, 2015 versus three months ended December 31, 2014

Net Revenues
Net revenues reported for the quarter ended December 31, 2015 were $57,700 versus $218,200 for the quarter ended December 31, 2014, a decrease of $160,500, or 73.6%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  The decrease in revenues for the comparative three month period is reflective of the Company’s slower than anticipated return of water deliveries after the Company restricted water intake while it was treating the ponds for anaerobic bacterial conditions during the fourth quarter of fiscal 2015 and first quarter of fiscal 2016.  The pond conditions have significantly improved and the Company anticipates increased revenues during the remainder of fiscal 2016 as deliveries resume into the spring months with improved weather conditions.  Water deliveries may be negatively impacted by the decreases in the market prices of oil and gas which could affect drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and the Company expands its customer base, we expect revenues to improve.

ALANCO TECHNOLOGIES, INC.

Cost of Revenues
Cost of Revenues for the three months ended December 31, 2015 and 2014 were $132,200 and $192,200, respectively, a decrease of $60,000, or 31.2%.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The decrease is primarily due to lower variable costs as a result of decreased revenues and includes labor costs, fees tied to water volumes, and fuel costs.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 45% and 32% of the cost of revenues for the three months ended December 31, 2015 and 2014, respectively.  The gross margin for the three months ended December 31, 2015 and 2014 were (129.1%) and 11.9%, respectively.  The negative swing in gross profit between the two periods is the result of reduced revenues in the current quarter.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended December 31, 2015 (consisting of corporate expenses, AES selling, general and administrative expense and stock-based compensation) was $277,600, a decrease of $6,800, or 2.5%, compared to $270,800 reported for the quarter ended December 31, 2014.  Corporate expenses for the current quarter was $107,500 and represented an increase of $76,700 or 249%, compared to corporate expenses of $30,800 reported for the comparable quarter ended December 31, 2014.  The three months ended December 31, 2014 included the reversal of a previous accrual totaling $30,000 for board compensation which was reflected as part of stock-based compensation.  Without this reversal, there would have been an increase of $46,700, or 76.8%between the two periods.  The increase includes a $50,000 reserve that was recorded against the Company’s Note Receivable, increased costs related to professional services offset by lower payroll and associated employee benefits costs..  AES expense of $156,200 for the quarter ended December 31, 2015 compared to $194,600 for the quarter ended December 31, 2014, a decrease of $38,400, or 19.7%, which is primarily due to a decrease in management fees paid for operations of the Deer Creek Water Disposal facility.  Stock-based compensation was $13,900 and $45,400 for the three months ended December 31, 2015 and 2014, respectively, a decrease of $31,500, or 69.4%.  The decrease is reflective of the stock grants issued to Company directors during the quarter ended December 31, 2014.

Operating Loss
Operating Loss for the quarter ended December 31, 2015 was ($352,100), an increase of $107,300, or 43.8%, compared to an Operating Loss of ($244,800) reported for the same quarter of the prior year.  The increased operating loss resulted from a decrease to gross profit (loss) offset by a decrease to selling, general and administrative expenses during the current quarter as compared to the same quarter of the previous year.

Other Income
Interest income for the quarter ended December 31, 2015 was $7,300, a decrease of $4,300, or 37.1%, when compared to interest income of $11,600 for the quarter ended December 31, 2014.  The decrease in interest income related primarily to a decrease in the average outstanding balance of the ACC note receivable and lower interest income due to decreased cash balances.

The Company did not have any sales of marketable securities during the quarter ended December 31, 2015.  During the quarter ended December 31, 2014, the Company recorded net gains on the sale of marketable securities of $56,400, resulting from the sale of approximately 40,000 shares of its ORBCOMM Common Stock at an average selling price of $6.58 per share.

ALANCO TECHNOLOGIES, INC.

Net Loss
Net loss for the quarter ended December 31, 2015 amounted to ($344,800), or ($0.07) per share, compared to net loss of ($176,800), or ($0.04) per share, in the comparable quarter of the prior year for reasons previously discussed.

(B)	Six months ended December 31, 2015 versus six months ended December 31, 2014

Net Revenues
Net revenues reported for the six months ended December 31, 2015 were $172,000 compared to $443,500 for December 31, 2014, a decrease of $271,500.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  The decrease in revenues for the comparative six month period is reflective of the Company’s slower than anticipated return of water deliveries after the Company restricted water intake while it was treating the ponds for anaerobic bacterial conditions during the fourth quarter of fiscal 2015 and first quarter of fiscal 2016.  The pond conditions have significantly improved and the Company anticipates increased revenues during the remainder of fiscal 2016.  Water deliveries may be negatively impacted by the decreases in the market prices of oil and gas which could affect drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.  As additional customers are expected to recognize the savings of using a local water disposal company and the Company expands its customer base, we expect revenues to continue to improve.

Cost of Revenues
Cost of revenues for the six months ended December 31, 2015 were $392,600 as compared to $378,500 for the same six month period of the prior year, an increase of $14,100, or 3.7% when comparing the two periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The increase is primarily due to higher pond maintenance costs including pond treatments to manage anaerobic bacterial conditions offset by decreases in variable costs including fees tied to water volumes, fuel costs and a reduction to equipment rental costs for a system rented in the prior year which was subsequently purchased.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 30% and 31% of the cost of revenues for the six months ended December 31, 2015 and 2014, respectively.   The gross margin for the six months ended December 31, 2015 and 2014 were (128.3%) and 14.7%, respectively.  The negative change in gross profit between the two periods is primarily the result of reduced revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended December 31, 2015 (consisting of corporate expenses, AES selling, general and administrative expense and stock-based compensation) was $542,200, a decrease of $4,200, or 1%, compared to $546,400 reported for the six months ended December 31, 2014.  Corporate expenses for the six month period was $201,200 and represented an increase of $94,300, or 88.2%, compared to corporate expenses of $106,900 reported for the comparable six months ended December 31, 2014.  The six months ended December 31, 2014 included the reversal of a previous accrual totaling $30,000 for board compensation.  Without this reversal, there would have been an increase of $64,300, or 47% between the two periods.  The increase resulted primarily from a $50,000 reserve that was recorded against the Company’s Note Receivable, increased costs related to professional services offset by decreased payroll and associated employee benefits costs.  AES operating expense was $313,200 for the six months ended December 31, 2015 as compared to $394,100 for the same six month period of the prior year, a decrease of $80,900, or 20.5%, which is primarily due to a decrease in management fees paid for operations of the Deer Creek Water Disposal facility.  Stock-based compensation for the six months ended December 31, 2015 was $27,800, a decrease of $17,600, or 38.8%, compared to $45,400, for the six months ended December 31, 2014, which included stock grants issued to the Company’s directors.

ALANCO TECHNOLOGIES, INC.

Operating Loss
Operating Loss for the six months ended December 31, 2015 was ($762,800), an increase of $281,400, or 58.5%, compared to an Operating Loss of ($481,400) reported for the same period of the prior year.  The increased operating loss resulted from the negative change to gross profit offset by a decrease to selling, general and administrative expenses.

Other Income
Interest income for the six months ended December 31, 2015 was $14,700, a decrease of $8,400, or 36.4%, when compared to interest income of $23,100 for the same period ended December 31, 2014.  The decrease in interest income related primarily to a decrease in the average outstanding balance of the ACC note receivable and lower interest income due to decreased cash balances.

The Company did not have any sales of marketable securities during the six months ended December 31, 2015.  During the six months ended December 31, 2014, the Company recorded a gain of $103,200 on the sale of 85,000 shares of its ORBCOMM Common Stock at an average selling price of $6.38 per share.

The Company did not have other income during the six months ended December 31, 2015.  The Company had other income during the six months ended December 31, 2014 of $200.

Net Loss
Net loss for the six months ended December 31, 2015 amounted to ($748,100), or ($0.15) per share, compared to a net loss of ($354,900), or ($0.07) per share, in the comparable period of the prior year for reasons previously discussed.

Liquidity and Capital Resources

The Company’s current assets at December 31, 2015 exceeded current liabilities by $132,800, resulting in a current ratio of 1.4 to 1.  At June 30, 2015, current assets exceeded current liabilities by $670,600 reflecting a current ratio of 2.7 to 1.  The reduction in net current assets at December 31, 2015 versus June 30, 2015 was due primarily to a reduction in cash balances, accounts receivable and prepaid and other current assets.

Accounts receivable – trade, net of $22,100 represents the outstanding billings at December 31, 2015 of the AES water disposal operation.  Other receivables – related party totaling $7,100 at December 31, 2015 represents billings to ACC for interest.

Cash used in operations for the six month period ended December 31, 2015 was ($472,900), an increase of $157,900, or 50.1%  compared to the ($315,000) reported for the same period of the prior year.  The increase in net cash used in operations for the six months ended December 31, 2015 was due primarily to an increase in operating loss, a decrease to accounts payable and accrued expenses offset by a decrease in prepaid expenses and other current assets as compared to the same period of the prior year.

 Cash provided by investing activities for the six month period ended December 31, 2015 was $15,600, a decrease of $400,200, or 96.2% compared to the $415,800 provided for the same period of the prior year.  The decrease was primarily due to lower proceeds from the sale of marketable securities and repayment of note receivable during the period offset by a decrease in the purchase of land, property and equipment as compared to the prior year.  Purchases of land, property and equipment include permitting costs for the Indian Mesa site and the purchase of equipment for the Deer Creek facility.

There was no cash used by financing activities for the six month period ended December 31, 2015.  Cash used by financing activities during the six month period ended December 31, 2014 was ($8,100) which represents the repurchase of treasury shares.

ALANCO TECHNOLOGIES, INC.

Management cannot assure that it will achieve projections.  If adequate funds are not available or are not available on acceptable terms, the Company’s business, operating results, financial condition and ability to continue operations may be materially adversely affected.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs or the Company may seek to sell assets.  Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company’s independent registered public accounting firm included an explanatory paragraph regarding an uncertainty about the Company’s ability to continue as a going concern in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015 which is further discussed in the Company’s Form 10-K for that period.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp.  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300 for which the Company recorded an accrued liability at June 30, 2014.  In addition, the Company posted a bond with the court in conjunction with the Company’s appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court’s damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court’s decision vacated the trial court’s attorney’s fee award and stated that TSI is entitled to an award of fees on appeal.  As a result, at June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  The Company is currently following the court’s direction and working under the dispute guidelines defined in the asset purchase agreement.  The Company believes that the lower court’s judgment to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  Therefore, no accrual for the loss contingency was deemed necessary at December 31, 2015.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of December 31, 2015, there was no other such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2015, no shares of Company stock were sold.

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

February 16, 2016