Form 10-Q
period 2016-03-31
ALANCO TECHNOLOGIES INC
filed 2016-05-13
CIK 98618

ALANCO TECHNOLOGIES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
As of May 9, 2016 there were 4,982,400 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited)		4
		and June 30, 2015

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended March 31, 2016 and 2015

		Condensed Consolidated Statements of Operations (Unaudited)		6
		For the nine months ended March 31, 2016 and 2015

		Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)		7
		For the nine months ended March 31, 2016

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the nine months ended March 31, 2016 and 2015		8

	Notes to Condensed Consolidated Financial Statements (Unaudited)			9
		Note A –	Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation
		Note C –	Note Receivable – Related Party
		Note D –	Assets Held for Sale
		Note E –	Land, Property and Equipment
		Note F –	Earnings Per Share
		Note G –	Equity
		Note H –	Contingent Payments
		Note I -	Asset Retirement Obligation
		Note J -	Commitments and Contingencies
		Note K -	Related Party Transactions
		Note L -	Liquidity and Going Concern

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations		18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		24

	Item 4.	Controls and Procedures		24

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		25

	Item 6.	Exhibits		25

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND JUNE 30, 2015

	March 31, 2016	June 30, 2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$105,500	$788,900
Accounts receivable - trade, net	8,100	45,900
Other receivables - related party	5,100	4,200
Note receivable, current - related party	60,000	60,000
Assets held for sale	1,650,800	-
Prepaid expenses and other current assets	28,900	164,500
Total current assets	1,858,400	1,063,500

LAND, PROPERTY AND EQUIPMENT, NET	2,156,900	3,938,600

OTHER ASSETS
Note receivable, long-term - related party, net	185,400	262,800
Trust account - asset retirement obligation	81,500	67,400
TOTAL ASSETS	$4,282,200	$5,332,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$167,000	$151,100
Accrued expenses	154,000	191,800
Contingent payments, current	25,000	50,000
Total current liabilities	346,000	392,900

LONG-TERM LIABILITIES
Contingent payments, long-term	643,000	603,900
Asset retirement obligation	429,700	429,700
TOTAL LIABILITIES	1,418,700	1,426,500

SHAREHOLDERS' EQUITY
Preferred Stock - no shares issued or outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,982,400
shares issued and outstanding at March 31, 2016
and June 30, 2015	109,187,100	109,159,300
Accumulated Deficit	(106,323,600)	(105,253,500)
Total shareholders' equity	2,863,500	3,905,800

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,282,200	$5,332,300

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2016	2015

NET REVENUES	$13,800	$231,200
Cost of revenues	114,800	211,800
GROSS PROFIT (LOSS)	(101,000)	19,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	73,500	68,300
Alanco Energy Services	154,600	191,600
Stock-based compensation	-	13,900
	228,100	273,800

OPERATING LOSS	(329,100)	(254,400)

OTHER INCOME
Interest income	7,100	10,400
NET LOSS	$(322,000)	$(244,000)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss per share attributable to common shareholders	$(0.06)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,982,400	4,971,900

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2016	2015

NET REVENUES	$185,900	$674,800
Cost of revenues	507,400	590,400
GROSS PROFIT (LOSS)	(321,500)	84,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	274,700	175,100
Alanco Energy Services	467,900	585,800
Stock-based compensation	27,800	59,300
	770,400	820,200

OPERATING LOSS	(1,091,900)	(735,800)

OTHER INCOME
Interest income	21,800	33,500
Gain on sale of marketable securities	-	103,200
Other income	-	200
NET LOSS	$(1,070,100)	$(598,900)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss per share attributable to common shareholders	$(0.21)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,982,400	4,987,700

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2016 (unaudited)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTAL
Balances, June 30, 2015	4,982,400	$109,159,300	$(105,253,500)	$3,905,800
Value of stock-based compensation	-	27,800	-	27,800
Net loss	-	-	(1,070,100)	(1,070,100)
Balances, March 31, 2016	4,982,400	$109,187,100	$(106,323,600)	$2,863,500

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,070,100)	$(598,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,700	141,300
Accretion of fair value - contingent payments	14,100	25,300
Gain on sale of marketable securities	-	(103,200)
Stock issued for services	-	31,500
Stock-based compensation	27,800	27,800
Reserve recorded for American Citizenship Center, LLC note receivable	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	37,800	(31,400)
Other receivables - related party	(900)	4,700
Prepaid expenses and other assets	135,600	50,100
Trust account - asset retirement obligation	(14,100)	(14,000)
Accounts payable and accrued expenses	(21,900)	(8,900)
Contingent land payment	-	(21,700)
Net cash used in operating activities	(704,000)	(497,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of American Citizenship Center, LLC note receivable	27,400	92,300
Purchase of land, property, and equipment	(6,800)	(371,200)
Proceeds from sale of marketable securities	-	542,100
Net cash provided by investing activities	20,600	263,200

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	-	(20,800)
Net cash used in financing activities	-	(20,800)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(683,400)	(255,000)

CASH AND CASH EQUIVALENTS, beginning of period	788,900	1,215,600

CASH AND CASH EQUIVALENTS, end of period	$105,500	$960,600

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Value of stock-based compensation for options	$27,800	$27,800
Other comprehensive income adjustment	$-	$121,200
Note receivable issued for ACC amendment and accounting fees	$-	$29,000

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements

Nature of Operations

Alanco Technologies, Inc. (Stock Symbol:  ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the “Company” or “Alanco” refers to Alanco Technologies, Inc. and its wholly-owned subsidiaries.  During the fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, Inc. (“AES”), for the purpose of obtaining property to establish a water disposal facility near Grand Junction, CO to receive produced water generated as a byproduct from oil and natural gas production in Western Colorado.  The new Deer Creek facility started to receive produced water in August 2012.  During the quarter ended March 31, 2016, the Company implemented a plan to divest of its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  Refer to Note D – Assets Held for Sale for further discussion.

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

The condensed consolidated balance sheet as of June 30, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2015 Annual Report filed on Form 10-K.  Interim results are not necessarily indicative of results for a full year.

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

        The following are the classes of assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and June 30, 2015, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Fair Value at March 31, 2016

	Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	March 31,
	Assets	Inputs	Inputs	2016
Asset Retirement Obligation	$-	$-	$429,700	$429,700
Contingent Land Payment	-	-	668,000	668,000
	$-	$-	$1,097,700	$1,097,700

Fair Value at June 30, 2015

	Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2015
Asset Retirement Obligation	$-	$-	$429,700	$429,700
Contingent Land Payment	-	-	653,900	653,900
	$-	$-	$1,083,600	$1,083,600

The following is a reconciliation of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2016.

	Asset	Contingent
	Retirement	Land
	Obligation	Payment	Total
Opening balance	$429,700	$653,900	$1,083,600
Accretion expense	-	14,100	14,100
Closing balance	$429,700	$668,000	$1,097,700

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

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

 Fair Value of Contingent Payments – The contingent land payment and contingent purchase price liabilities are also determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  In calculating the estimate of fair value for both of the contingent payments, management completed an estimate of the present value of each identified contingent liability based upon projected income, cash flows and capital expenditures for the Deer Creek facility developed under plans currently approved by the Company’s board of directors.  Different assumptions relative to the expansion or alternative uses of the Deer Creek and Indian Mesa facilities could result in significantly different valuations.  The projected payments have been discounted at a rate of 3% per annum to determine net present value.  The lack of an active market to validate the estimated contingent land liability results in the fair value of the contingent land liability to be a Level 3 fair value measurement.  ASC Topic 820: Fair Value Measurement requires the Company to review the contingent land liability on a recurring basis and record changes in the period incurred. The contingent purchase price liability is estimated to be zero as of March 31, 2016 and June 30, 2015.

Assets Held for Sale – The Company has implemented a plan to divest of its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  As a result, the value of the land and associated permits has been reclassified as Assets Held for Sale at March 31, 2016.  A long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell.  The value of Assets Held for Sale represents the carrying amount.

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

In February 2016, the FASB issued guidance regarding lease reporting.  The guidance requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months.  The guidance is effective for periods beginning after December 15, 2018 including interim periods within those fiscal years and early adoption is permitted.  The Company is currently assessing the impact on its financial position and results of operations.

In March 2016, the FASB issued guidance under the simplification initiative regarding stock compensation.  The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted provided that all amendments are adopted in the same period.  The Company is currently assessing the impact on its financial position and results of operations.

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

The following table summarizes the Company’s stock option activity during the first nine months of fiscal 2016:

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Weighted
			Weighted	Average
			Average	Remaining	Aggregate	Aggregate
			Exercise Price	Contractual	Instrinsic	Fair
		Shares	Per Share	Term (1)	Value (2)	Value (3)

Outstanding July 1, 2015		1,203,200	$0.58	3.03	$-	$275,800
	Granted	-	-	-	-	-
	Exercised	-	-	-	-	-
	Forfeited or expired	(3,200)	$1.50	-	-	(2,300)
Outstanding March 31, 2016		1,200,000	$0.58	2.28	$-	$273,500
Exercisable March 31, 2016		1,200,000	$0.58	2.28	$-	$273,500

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2016, for those awards that have an exercise price below the closing price as of March 31, 2016 of $0.17.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

As of March 31, 2016, there was no unamortized Black Scholes value remaining to be recognized as stock-based compensation expense.

Note C – Note Receivable – Related Party

Note receivable at March 31, 2016 and June 30, 2015 consists of the following:

	March 31,	June 30,
	2016	2015
Note receivable	$295,400	$322,800
Less current portion	(60,000)	(60,000)
Less reserve	(50,000)	-
Note receivable, long-term, net	$185,400	$262,800

Note receivable, net of reserve, of $245,400 and $322,800 at March 31, 2016 and June 30, 2015, respectively, represents a note due from American Citizenship Center, LLC (“ACC”), a related party.  The Company has recorded a reserve of $50,000 as of March 31, 2016.  At March 31, 2016, interest payments totaling approximately $2,300 were in arrears and have subsequently been paid.  In January 2016, ACC and the Company modified the loan agreement by deferring any principal payments to August 31, 2016, at which time minimum monthly payments of $10,000 are payable and continue through November 30, 2016.  The minimum monthly payments are increased to $20,000 on December 31, 2016 and January 31, 2017 and to $30,000 starting February 28, 2017 with the balance due on the unchanged maturity date of August 31, 2017.  All other terms of the note, including the interest rate of 9.5% per annum remained the same.  Based on the most recent payment history, the Company has classified $60,000 of the note as current and $185,400 of the note as long-term as of March 31, 2016.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ACC’s business plan is based on the Executive Action, known as DAPA, issued by President Obama in November 2014.  In February 2015, twenty-six states filed a lawsuit to stop the program and the court granted an injunction meaning that the U.S. Government cannot proceed with rolling out the program until the court case is resolved.  In January 2016, after a series of legal actions more fully described in the Company’s Form 10-K for the fiscal year ended June 30, 2015, the Supreme Court granted an oral hearing which was held in April 2016 with a ruling to be made in June 2016.  The delay in the DAPA program resulting from the court case has negatively impacted ACC’s operations and consequently its ability to make the minimum required payments under the previous loan terms.  ACC is implementing other immigration and citizenship services to improve operations while the DAPA case is pending in the Supreme Court. However, a positive DAPA ruling or other immigration reform is significant to ACC’s ability to meet its financial obligations.

Note D – Assets Held for Sale

During the quarter ended March 31, 2016, the Company implemented a plan to divest of its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  The Company is utilizing the services of an investment banker to represent the Company in the sale of these assets.  During the quarter ended March 31, 2016, the Company executed a letter of intent to sell the Indian Mesa land and associated permits.  Accordingly, the “Assets Held for Sale” presented in the attached balance sheet as of March 31, 2016 represents the Indian Mesa land and associated permits.  The reclassification of the assets to “Assets Held for Sale” does not affect the Condensed Consolidated Statements of Operations as the Indian Mesa land is undeveloped and has no associated operations.

Note E – Land, Property and Equipment

Land, Property and Equipment at March 31, 2016 and June 30, 2015 consist of the following:

	June 30, 2015	Additions	March 31, 2016
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,219,200	1,600	2,220,800
Production equipment	514,400	-	514,400
	2,784,900	1,600	2,786,500
Less accumulation depreciation	(491,900)	(137,700)	(629,600)
Land and permit costs	1,645,600	-	-
Net book value	$3,938,600	$(136,100)	$2,156,900

Note F – Earnings Per Share

Basic and diluted income (loss) per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are any options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the nine months ended March 31, 2016 and 2015, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders’ rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,200,000 and 1,203,200 at March 31, 2016 and 2015, respectively.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note G – Equity

The Company did not issue any shares of Common Stock during the nine months ended March 31, 2016.

During the nine months ended March 31, 2016, the Company recognized the value of stock-based compensation in the amount of $27,800.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At March 31, 2016 and June 30, 2015, no Preferred Stock of any series was issued or outstanding.

Note H - Contingent Payments

Contingent payments at March 31, 2016 and June 30, 2015 are as follows:

	March 31,	June 30,
	2016	2015
Contingent land payment	$668,000	$653,900
Less: current portion	(25,000)	(50,000)
Contingent payments, long-term	$643,000	$603,900

Contingent land payment of $668,000 at March 31, 2016 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. (“AES”) acquired 160 acres of land known as Indian Mesa.  The maximum total of $800,000 of contingent land payments is based upon 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter for activity at both the Deer Creek and Indian Mesa locations.   The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the nine months ended March 31, 2016 by $14,100.  During the nine months ended March 31, 2016, no contingent land payment was earned or payable under the contingency formula.  Subsequent to June 30, 2015, the Company reduced the current portion of the contingent land payment to $25,000 to reflect its short-term estimate of the obligation.  The contingent land payment is an obligation of the Company which will not be transferred to the buyer of the Indian Mesa land and associated permits discussed in Note D – Assets Held for Sale.  The Company will maintain the liability for contingent payments resulting from future revenues on the Indian Mesa land resulting from the buyer’s operations.

Note I – Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $429,700 at March 31, 2016 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company’s lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

The Company reviews the asset retirement obligation quarterly and performs a formal annual assessment of its estimates to determine if an adjustment to the value of the asset retirement obligation is required.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that, over the expected lease period, will build liquid assets to meet the asset retirement obligation.  During the nine months ended March 31, 2016, the Company made the required quarterly payments.  The balances in the trust account for the asset retirement obligation as of March 31, 2016 and June 30, 2015 were $81,500 and $67,400, respectively.

Note J – Commitments and Contingencies

Legal Proceedings

The Company is a defendant and counterclaimant in litigation involving its former subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp. (“Black Creek”).  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300 for which the Company recorded an accrued liability at June 30, 2014.  In addition, the Company posted a bond with the court in conjunction with the Company’s appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court’s damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court’s decision vacated the trial court’s attorney’s fee award and stated that TSI is entitled to an award of fees on appeal.  As a result, at June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  The Company is currently following the court’s direction and working under the dispute guidelines defined in the asset purchase agreement.  The Company believes that the lower court’s judgment failed to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  Therefore, no accrual for the loss contingency was deemed necessary at March 31, 2016.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2016, there was no other such litigation pending deemed material by the Company.

Note K – Related Party Transactions

Effective as of February 25, 2016, the Company’s Board of Directors appointed, elected and confirmed Joshua Silverman to serve as a Director on the Company’s Board of Directors.  Mr. Silverman will have all the duties, privileges and responsibilities inherent therein and will receive the same compensation as current board members.  Mr. Silverman, as reported on Schedule 13D filed on May 7, 2014, is a joint filer sharing ownership and voting rights with Iroquois Capital Management, LLC, Iroquois Master Fund Ltd., and Mr. Richard Abbe of 474,398 shares of the Company’s Class A Common Stock.

At March 31, 2016 and June 30, 2015 the Company had a note due from American Citizenship Center, LLC (“ACC”), a related party, with balances, net of reserve, of $245,400 and $322,800, respectively.  Refer to Note C – Note Receivable for further discussion.  During the nine months ended March 31, 2016 the Company billed ACC a total of approximately $22,100 which includes approximately $21,600 for interest on the note and $500 of legal fees associated with the last amendment to the note.  At March 31, 2016, the Company had unpaid other receivables from ACC in the amount of $5,100, representing two months of interest and legal fees.  All amounts due have been subsequently received.

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note L – Liquidity and Going Concern

             During the nine months ended March 31, 2016, the Company reported a net loss of ($1,070,100) and for fiscal year ended June 30, 2015, the Company reported a net loss of ($900,600).  Historically, the Company had relied on the liquidation of its investment in Marketable Securities to fund working capital needs.  The Company sold all remaining marketable securities during fiscal 2015.  These factors raise doubt about the Company’s ability to continue as a going concern for the next year.  Management cannot assure that it will achieve projections.  If adequate funds are not available or are not available on acceptable terms, the Company’s business, operating results, financial condition and ability to continue operations may be materially adversely affected.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.  The Company has implemented a plan to divest of its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  Refer to Note D - Assets Held for Sale for further discussion.  Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company’s independent registered public accounting firm included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015 discussing the substantial doubt of the Company’s ability to continue as a going concern.

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

Current Status of Deer Creek facility

The Deer Creek produced water disposal facility, located near Grand Junction, CO, became operational in August 2012 with annual evaporative capacity of approximately 300,000 barrels without using enhanced evaporation methods, providing some Piceance Basin producers with significant transportation cost savings compared to alternative water disposal sites.  In November 2014, the facility received approval from the Mesa County Board of Commissioners allowing 24 hours a day, seven days per week operations for two years with an administrative review conducted by the Planning Division after one year.  During fiscal year 2015, the facility experienced anaerobic bacterial conditions in its evaporation ponds and as a result, restricted water intake during the fourth quarter of fiscal 2015 and first quarter of fiscal 2016 while it was treating the ponds.  The pond conditions have significantly improved and the Company is currently following a bioremediation maintenance program to maintain pond health.  As a result, the Company has ended its restriction on water deliveries and anticipates increased water revenues as deliveries resume into the spring months with improved weather conditions.  Water deliveries may be negatively impacted by the decreases in the market prices of oil and gas which could affect drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.

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

ALANCO TECHNOLOGIES, INC.

The capacity of Indian Mesa is dependent on its type of development.  If 80 acres is developed as 12 ponds as discussed above, the annual capacity at Indian Mesa for produced water, not considering enhanced evaporation, would be approximately 1 million barrels.  If the remaining 80 acres were developed into landfills, the capacity would be approximately 3 million cubic yards.  If the entire 160 acres were developed into landfill, the solid waste capacity would increase to approximately 8 million cubic yards.  Complete build-out of its Indian Mesa facility, including both landfill and evaporative ponds, would result in a unique Western Colorado “one stop shop” for all O&G waste products, including NORM and TENORM contaminated waste streams.

During the quarter ended March 31, 2016, the Company implemented a plan to divest of the undeveloped Indian Mesa facility, consisting of the land and associated permits.  Divestiture plans include the services of an investment banker to represent the Company in the sale of these assets and during the current quarter, the Company executed a letter of intent to sell Indian Mesa.  Accordingly, the land and associated permit costs are being presented as “Assets Held for Sale” in the attached balance sheet as of March 31, 2016.  The reclassification of the assets to “Assets Held for Sale” does not affect the Condensed Consolidated Statements of Operations as the Indian Mesa land is undeveloped and has no associated operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning the estimated fair value of stock-based compensation, expense recognition, realization of deferred tax assets, accounts and notes receivables, estimated useful lives and carrying value of fixed assets, the recorded values of accruals and contingencies including the estimated fair values of the Company’s asset retirement obligation and the contingent land and purchase price liabilities, and the Company’s ability to continue as a going concern.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

The SEC suggests that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its condensed consolidated financial statements.  The Company’s Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, revenue recognition, realization of note receivable, estimated useful lives and carrying value of fixed assets, the recorded values of accruals and fair values of liabilities including the Company’s contingent liabilities.

ALANCO TECHNOLOGIES, INC.

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

Realization of Note Receivable
The Company has reviewed ACC’s projected revenues, related assumptions and cash flows when evaluating the collectability of the note receivable and determining the need for any reserve.  These assumptions are further influenced by current political activities.  Based on this evaluation, the Company has recorded a reserve of $50,000 as of March 31, 2016.

Estimated Useful Lives and Carrying Value of Fixed Assets
The Company values fixed assets based on cost and depreciates fixed assets based on estimated useful lives using the straight-line method, generally over a 3 to 20 year period.  Expenditures for ordinary maintenance and repairs are expensed as incurred.  Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated and a gain or loss is recorded in the statement of operations.  The Company analyzes the carrying value of fixed assets by reviewing income projections and undiscounted cash flows which include assumptions based on current market conditions for anticipated revenues and expenses.  These assumptions are reasonably likely to change in the future based on changing markets, which may have a material effect.  Based on the current analysis, the Company has not recorded any impairment on the carrying value of fixed assets.

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

Results of Operations

Presented below is management’s discussion and analysis of financial condition and results of operations for the periods indicated:

ALANCO TECHNOLOGIES, INC.

(A)	Three months ended March 31, 2016 versus three months ended March 31, 2015

Net Revenues
Net revenues reported for the quarter ended March 31, 2016 were $13,800 compared to $231,200 for the quarter ended March 31, 2015, a decrease of $217,400, or 94.0%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  The decrease in revenues for the comparative three month period is reflective of the Company’s slower than anticipated return of water deliveries after the Company restricted water intake while treating the ponds for anaerobic bacterial conditions during the fourth quarter of fiscal 2015 and first quarter of fiscal 2016.  In addition, winter like weather conditions during early spring have delayed deliveries which generally improve during the spring months.  Water deliveries may be negatively impacted by the decreases in the market prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impact water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.

Cost of Revenues
Cost of revenues for the three months ended March 31, 2016 and 2015 were $114,800 and $211,800, respectively, a decrease of $97,000 or 45.8% when comparing the periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The decrease is primarily due to lower variable costs resulting from reduced fees tied to water volumes plus lower labor costs, fuel costs, pond maintenance, and equipment rental.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 54.0% and 29.4% of the cost of revenues for the three months ended March 31, 2016 and 2015, respectively.  The decrease in net revenues in the current quarter resulted in a gross loss for the current quarter as compared to a gross profit for the same quarter of the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2016 (consisting of corporate expenses, AES selling, general and administrative expense, and stock-based compensation) was $228,100, a decrease of $45,700, or 16.7%, compared to $273,800 reported for the quarter ended March 31, 2015.  Corporate expenses for the current quarter was $73,500 and represented an increase of $5,200, or 7.6%, compared to corporate expenses of $68,300 reported for the comparable quarter ended March 31, 2015.  The increased costs primarily relate to professional services.  AES expense of $154,600 for the quarter ended March 31, 2016 compared to $191,600 for the quarter ended March 31, 2015 reflects a decrease of $37,000 or 19.3% when comparing the two periods and is primarily related to a decrease in management fees for operations of the Deer Creek Water Disposal facility.  Stock-based compensation during the current quarter was $0 compared to $13,900 for the quarter ended March 31, 2015.  Stock-based compensation expense in the prior year related to stock options issued to the Company’s officers and directors during the quarter ended December 31, 2014 which have been fully amortized. No new stock options have been issued.

Operating Loss
Operating loss for the quarter ended March 31, 2016 was ($329,100), an increase of $74,700, or 29.4%, compared to an Operating Loss of ($254,400) reported for the same quarter of the prior year.  The increased operating loss resulted from lower gross profit offset slightly by lower selling, general and administrative expenses in the quarter ended March 31, 2016 when compared to the quarter ended March 31, 2015 as discussed above.

Other Income
Interest income for the quarter ended March 31, 2016 was $7,100, a decrease of $3,300, or 31.7%, when compared to interest income of $10,400 for the quarter ended March 31, 2015.  The decrease in interest income related primarily to a decrease in the average outstanding balance of the ACC note receivable and lower interest income due to decreased cash balances.

ALANCO TECHNOLOGIES, INC.

Net Loss
Net loss for the quarter ended March 31, 2016 amounted to ($322,000), or ($0.06) per share, compared to net loss of ($244,000), or ($0.05) per share, in the comparable quarter of the prior year for reasons previously discussed.

(B)	Nine months ended March 31, 2016 versus nine months ended March 31, 2015

Net Revenues
Net revenues reported for the nine months ended March 31, 2016 were $185,900 compared to $674,800 for March 31, 2015, a decrease of $488,900, or 72.5%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  The decrease in revenues for the comparative nine month period is reflective of the Company’s slower than anticipated return of water deliveries after the Company restricted water intake while treating the ponds for anaerobic bacterial conditions during the fourth quarter of fiscal 2015 and first quarter of fiscal 2016.  In addition, winter like weather conditions during early spring have delayed deliveries which generally improve during the spring months.  Water deliveries may be negatively impacted by the decreases in the market prices of oil and gas which drives drilling activities in the region, the restriction on drilling during winter months which negatively impacts water deliveries, and alternative uses of produced water, such as for fracking fluid that some current and potential customers are utilizing.

Cost of Revenues
Cost of revenues for the nine months ended March 31, 2016 were $507,400 as compared to $590,400 for the same nine month period of the prior year, a decrease of $83,000, or 14.1%, when comparing the two periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The decrease is primarily due to lower variable costs resulting from reduced fees tied to water volumes plus lower labor costs, fuel costs, and equipment rental costs.  Pond maintenance costs were $194,000 for the nine months ended March 31, 2016 as compared to $68,300 for the nine months ended March 31, 2015, an increase of $125,700, or 184.0%.  The significant increase is reflective of the anaerobic bacterial conditions in its evaporation ponds during fiscal year 2015 and the first quarter of fiscal 2016. Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 35.7% and 30.7% of the cost of revenues for the nine months ended March 31, 2016 and 2015, respectively.  The decrease in net revenues in the nine months ended March 31, 2016 resulted in a gross loss for the current period as compared to a gross profit for the nine months ended March 31, 2015.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended March 31, 2016 (consisting of corporate expenses, AES selling, general and administrative expense, and stock-based compensation) was $770,400, a decrease of $49,800, or 6.1%, compared to $820,200 reported for the nine months ended March 31, 2015.  Corporate expenses for the nine month period was $274,700 and represented an increase of $99,600, or 56.9%, compared to corporate expenses of $175,100 reported for the comparable nine months ended March 31, 2015.  The nine months ended March 31, 2015 included the reversal of a previous accrual totaling $30,000 for board compensation.  Without this reversal, there would have been an increase of $69,600, or 33.9% between the two periods.  The increase resulted primarily from a $50,000 reserve that was recorded against the Company’s Note Receivable and increased costs related to professional services, offset by decreased payroll and associated employee benefit costs.  AES operating expense was $467,900 for the nine months ended March 31, 2016 as compared to $585,800 for the same nine month period of the prior year, a decrease of $117,900, or 20.1%, which is primarily due to a decrease in management fees for operations of the Deer Creek Water Disposal facility.  Stock-based compensation during the nine months ended March 31, 2016 was $27,800, a decrease of $31,500, or 53.1%, compared to $59,300 for the nine months ended March 31, 2015, which included stock grants issued to the Company’s directors.

Operating Loss
Operating Loss for the nine months ended March 31, 2016 was ($1,091,900), an increase of $356,100, or 48.4%, compared to an Operating Loss of ($735,800) reported for the same period of the prior year.  The increased operating loss resulted primarily from lower gross profit offset slightly by lower selling, general and administrative expenses in the nine months ended March 31, 2016 when compared to the nine months ended March 31, 2015 as discussed above.

ALANCO TECHNOLOGIES, INC.

Other Income
Interest income for the nine months ended March 31, 2016 was $21,800, a decrease of $11,700, or 34.9%, when compared to interest income of $33,500 for the same period ended March 31, 2015.  The decrease in interest income related primarily to a decrease in the average outstanding balance of the ACC note receivable and lower interest income due to decreased cash balances.

The Company did not have any sales of marketable securities during the nine months ended March 31, 2016.  During the nine months ended March 31, 2015, the Company recorded a gain of $103,200 on the sale of 85,000 shares of its ORBCOMM Common Stock at an average selling price of $6.38 per share.

The Company did not have other income during the nine months ended March 31, 2016.  The Company had other income during the nine months ended March 31, 2015 of $200.

Net Loss
Net loss for the nine months ended March 31, 2016 amounted to ($1,070,100), or ($0.21) per share, compared to a net loss of ($598,900), or ($0.12) per share, in the comparable period of the prior year for reasons previously discussed.

Liquidity and Capital Resources

The Company’s current assets at March 31, 2016 exceeded current liabilities by $1,512,400, resulting in a current ratio of 5.4 to 1.  At June 30, 2015, current assets exceeded current liabilities by $670,600 reflecting a current ratio of 2.7 to 1.  The increase in net current assets at March 31, 2016 versus June 30, 2015 is primarily due to the reclassification of the 160 acre Indian Mesa land and permits to Assets Held for Sale offset by a reduction in cash balances, accounts receivable and prepaid and other current assets.

Cash used in operations for the nine month period ended March 31, 2016 was ($704,000), an increase of $206,600, or 41.5% compared to the ($497,400) reported for the same period of the prior year.  The increase in net cash used in operations for the nine months ended March 31, 2016 was due primarily to an increase in operating loss, a decrease to accounts payable and accrued expenses offset by a decrease in prepaid expenses and other current assets as compared to the same period of the prior year.

 Cash provided by investing activities for the nine month period ended March 31, 2016 was $20,600, a decrease of $242,600, or 92.2% compared to the $263,200 provided for the same period of the prior year.  The decrease was primarily due to lower proceeds from the sale of marketable securities and repayment of note receivable during the period offset by a decrease in the purchase of land, property and equipment as compared to the prior year.

There was no cash used by financing activities for the nine month period ended March 31, 2016.  Cash used by financing activities for the nine month period ended March 31, 2015 was ($20,800) which represents the repurchase of treasury shares.

Management cannot assure that it will achieve projections.  If adequate funds are not available or are not available on acceptable terms, the Company’s business, operating results, financial condition and ability to continue operations may be materially adversely affected.  Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.  The Company has implemented a plan to divest of its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  Refer to Note D - Assets Held for Sale for further discussion.  Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company’s independent registered public accounting firm included an explanatory paragraph regarding an uncertainty about the Company’s ability to continue as a going concern in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015 which is further discussed in the Company’s Form 10-K for that period.

ALANCO TECHNOLOGIES, INC.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company is a defendant and counterclaimant in litigation involving its former subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism Inc. (“TSI”)) and the purchaser of TSI’s assets, Black Creek Integrated Systems Corp. (“Black Creek”).  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case NO. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney’s fees and accrued interest, resulting in a total judgment in the amount of $128,300 for which the Company recorded an accrued liability at June 30, 2014.  In addition, the Company posted a bond with the court in conjunction with the Company’s appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court’s damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court’s decision vacated the trial court’s attorney’s fee award and stated that TSI is entitled to an award of fees on appeal.  As a result, at June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  The Company is currently following the court’s direction and working under the dispute guidelines defined in the asset purchase agreement.  The Company believes that the lower court’s judgment failed to address, among other matters, inventory reserves established for the specific items of inventory which were the subject of Black Creek’s concerns, which if properly addressed would result in a net judgment in favor of the Company, with an attendant award of attorney’s fees in favor of the Company.  Therefore, no accrual for the loss contingency was deemed necessary at March 31, 2016.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2016, there was no other such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2016, no shares of Company stock were sold.

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

May 13, 2016