Form 10-K
period 2016-06-30
ALANCO TECHNOLOGIES INC
filed 2016-09-30
CIK 98618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer        (Do not check if a smaller reporting company)
Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
 ___  Yes   X  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $687,700.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of September 20, 2016, there were 4,982,400 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Alanco Technologies, Inc. (Stock Symbol: ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly owned subsidiaries.  The Company has three full time employees.

RECENT BUSINESS DEVELOPMENTS

Alanco Energy Services, Inc. – During the fiscal year ended June 30, 2016, Alanco's Board of Directors approved a formal plan to sell the undeveloped site known as Indian Mesa, consisting of land and associated permits.  Accordingly, the land and associated permit costs are being presented as "Assets Held for Sale" in the attached balance sheet as of June 30, 2016 and the sale of these assets is expected to occur within one year.

Alanco Behavioral Health, Inc. – In August 2016, the Company announced that it is launching a behavioral health subsidiary and has named David C. Johnson, a seasoned executive in the behavioral health market, as President.  This subsidiary will focus on its acquisition plans with the objective of creating a market leader in behavioral health treatment services.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

We may not be able to finalize our business plans.   The Company has implemented a plan to divest its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  As a result, the cost of the land and associated permits has been reclassified as Assets Held for Sale at June 30, 2016.

We may not be able to implement our business plans in the behavioral health market.  The Company announced on August 22, 2016 that it is launching Alanco Behavioral Health, Inc., a wholly-owned subsidiary.  The business plan includes the acquisition of behavioral health businesses which requires capital that the Company may not be able to raise or may not be able to raise at terms acceptable to us.

There is no assurance that we will close on the sale of Indian Mesa.  The Company has implemented a plan to divest of the Indian Mesa land but there is no assurance that the sale will close or alternatively, that we will have the capital to fund the development of the Indian Mesa land.

The loss of key personnel would have a negative impact on our business and future development objectives.  Our strategy and performance is reliant on key personnel who understand the business in which we are invested and the market which the Company is expanding into.  We have certain incentives to retain key personnel, but have no assurance that such personnel will remain with the Company on a long-term basis.  The loss of the services of those key personnel could have a material adverse effect on the business, operating results and financial condition of our company.  Irrespective of any business operations, our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel.

Worsening general economic conditions may negatively affect our ability to execute business plans. Previous deterioration in general economic conditions resulted in a challenging lending environment which may affect the Company's ability to sell its AES Indian Mesa site and to fund its acquisition plans in the behavioral health market.

Acts of domestic terrorism and war impacted general economic conditions and our ability to operate profitably.  As a result of past terrorist acts and resulting military actions, there has been a disruption in general economic activity.  There may be other consequences resulting from past acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, and personnel, which we may not be able to anticipate.  These terrorist acts and acts of war may continue to impact the economy, and in turn, may reduce the demand for the Company's products and services, which would harm the Company's ability to make a profit.

The Company may not have sufficient capital to meet the liquidity needs to develop assets or otherwise pursue its business plan; and there is no assurance that additional capital can be obtained through the sale of stock or additional financing.  The Company incurred significant losses during fiscal year 2016 and has experienced significant losses in prior years.  Management cannot assure that future operations will be profitable or that additional debt and/or equity capital will be raised.  The fiscal 2017 operating plan contemplates the sale of the AES Indian Mesa site and the expansion of the Company into the behavioral health market.  In order to execute acquisition plans, the Company will need additional financing which may be in the form of public or private debt or equity financing, or both.    If we need to seek additional financing to meet working capital requirements, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our business, operating results, financial condition and ability to continue operations may be materially adversely affected.

The note receivable from American Citizenship Center, LLC may not be collectible.  The Company has a note receivable from American Citizenship Center, LLC ("ACC").  ACC, a related party, is a company that provides self-help immigration services for undocumented youth under policies developed by the Department of Homeland Security.  ACC's business plan had anticipated immigration reform would be enacted, which has not occurred.  President Obama issued an "Executive Action" in November 2014; however, several states have filed a lawsuit to stop the new program.  The U.S. Government appealed the lawsuit to the Supreme Court, who was not able to reach a decision.  The case has been remanded back to the District Court.  There is no assurance that there will be a positive outcome which could negatively impact the Company's ability to collect on the note, which has been fully reserved as of June 30, 2016.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The market for the Company's Alanco Energy Services, Inc. produced water disposal services may not be large enough to support the capacity created by the development of the Deer Creek water disposal site.  Capital costs for the Deer Creek water disposal site require certain volumes, at certain prices per barrel, of produced water to be deposited for the Deer Creek operation to be successful.  If the volume of produced water received is less than projected, or the price obtained per barrel is less than anticipated, or if operating costs are more than projected, the Deer Creek operation could have an adverse effect on the business, operating results and financial condition of our Company.

The Company's Alanco Energy Services, Inc. Deer Creek water disposal site may be impacted by oil and gas market fluctuations.  The Company's Deer Creek water disposal site services the oil and gas industry by accepting produced water deliveries.  Produced water is generated from oil and gas drilling operations which can be negatively impacted by oil and gas pricing fluctuations.

The Company's Alanco Energy Services, Inc. Deer Creek water disposal site may experience increased pond maintenance costs.  During the fiscal year 2015 the Deer Creek water disposal site experienced anaerobic bacterial conditions which significantly increased operating costs during the third and fourth quarters of 2015.  During the fiscal year 2016, the Company did not experience the same problems and the Company believes the current pond maintenance protocol is effective but there is no assurance that successful maintenance will continue.

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

Regulations in the oil and gas industry may negatively impact our Deer Creek facility and plans for Indian Mesa.  The Company's Deer Creek facility and current plans to sell the Indian Mesa site could be negatively impacted by future regulations enacted by the State of Colorado and/or the Environmental Protection Agency.  While the Company would anticipate that future regulations would improve market demand for the services provided at the Deer Creek facility and those planned for Indian Mesa, there is no assurance that would be the case.  In addition, there is no assurance that future regulations would not negatively impact the Company's plans to sell Indian Mesa.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate office is located at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, in an approximately 1,500 square foot facility.  At June 30, 2016 the facility was occupied on a month to month basis with monthly payments of $1,800 (including rental tax).  Effective August 1, 2016, the month to month payment increased to $1,900 (including rental tax).

The Company's AES subsidiary leases approximately 24 acres near Grand Junction, CO where it operates its Deer Creek water disposal site.  The ten year land lease, effective May 1, 2012 requires minimum monthly lease payments of $100 per acre plus additional rent based upon quantities of produced water received (approximately $0.25 per barrel) at the site.  The lease has two additional ten year option periods that may be activated by AES at which time the lease payments increase to $150 and $200 per acre for the second and third ten year option periods, respectively.  Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.

The Company owns a 160 acre undeveloped parcel of land approximately three miles from the Deer Creek site and known as Indian Mesa.  The land carries a contingent liability which is payable up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses up to a maximum of $200,000 per quarter (contingent land payment) with an estimated net present value at June 30, 2016 and 2015 of $672,700 and $653,900, respectively.  During the fiscal year 2016, Alanco's Board of Directors approved a formal plan to sell Indian Mesa, consisting of land and associated permits.  Accordingly, the land and associated permit costs are being presented as "Assets Held for Sale" in the attached balance sheet as of June 30, 2016.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant and counterclaimant in litigation involving a former subsidiary known as Alanco/TSI Prism, Inc. ("TSI") and the purchaser of TSI's assets, Black Creek Integrated Systems Corp. ("Black Creek").  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case No. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney's fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment and had posted a bond with the court in conjunction with the Company's appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court's damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court's decision vacated the trial court's attorney's fees award and awarded TSI approximately $21,900 of its fees on appeal.  At June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  Under the court's direction, the Company followed the dispute guidelines defined in the asset purchase agreement which resulted in an award to Black Creek of approximately $13,000.  The Company has previously stipulated that it owed Black Creek approximately $9,600 for shared expenses incurred from 2010 - 2011.  The court is currently reviewing Black Creek's recent attorney's fees application and the Company's answer to said application.  If the court were to grant a fee award to Black Creek, the range could be any amount from zero to the amount applied for, approximately $160,000.  The Company vehemently disagrees with Black Creek's attorney's fees claim and believes that its legal defenses in its answer to Black Creek's attorney's fees application will preclude any award and accordingly the Company has not recorded a liability.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of June 30, 2016, other than the litigation discussed above, there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

Alanco's common stock is traded on the OTC QB Market under the stock symbol "ALAN".

The following table sets forth high and low closing prices for each fiscal quarter for the last two fiscal years.  The prices are as quoted on the over the counter market.

	Fiscal 2016		Fiscal 2015
Quarter Ended	High	Low	High	Low

September 30	$0.29	$0.17	$0.52	$0.40
December 31	$0.25	$0.13	$0.52	$0.33
March 31	$0.25	$0.15	$0.35	$0.29
June 30	$0.27	$0.16	$0.33	$0.28

As of June 30, 2016 and 2015 Alanco had approximately 2,300 holders of its Class A Common Stock, including an estimate of street name holders.

The Company did not issue any shares of its Class A Common Stock during fiscal year ended June 30, 2016.

Alanco has paid no Common Stock cash dividends and has no current plans to do so.  During the fiscal year ended June 30, 2015 the Company repurchased 55,100 common shares for $20,800, or an average of $0.38 per share.  The repurchased shares were retired prior to the fiscal 2015 year-end.  No shares were repurchased during the fiscal year ended June 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Alanco Technologies, Inc. ("Alanco") has two oil and gas assets in Western Colorado owned by Alanco Energy Services, Inc. ("AES"), a wholly owned subsidiary of the Company.  The first is the Deer Creek water treatment and disposal facility located in Whitewater, CO.  The second is an undeveloped 160 acre owned site, known as Indian Mesa, which is permitted for evaporation ponds and in the permitting process for waste disposal, including NORM and TENORM.  Indian Mesa is located three miles from the Deer Creek site.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Deer Creek facility

 In fiscal 2012, AES executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO ("Deer Creek site") and all related assets to AES.  AES has developed the Deer Creek site with approximately eight acres of evaporation ponds for the treatment and disposal of produced water generated by oil and gas producers in Western Colorado.  The Deer Creek site generally operates with one full time employee.  There are other facilities in Western Colorado and Eastern Utah which accept produced water deliveries; however, the Company believes that the Deer Creek site has a significant freight advantage for some producers in the region due to the facility's favorable location.  AES has been able to develop its customer base since the start of operations, however, demand has decreased in conjunction with decreased oil and gas prices.  The Deer Creek facility is subject to compliance with environmental laws under which it has established an Asset Retirement Obligation of $434,000 at June 30, 2016.

The Deer Creek disposal facility became operational in August 2012 with annual evaporative capacity of approximately 300,000 barrels, excluding any enhanced evaporation methods.  The facility provides some Piceance Basin producers with significant transportation cost savings compared to alternative water disposal sites.  In November 2014, the facility received approval from the Mesa County Board of Commissioners allowing 24 hours a day, seven days per week operations for two years.  Water deliveries have been negatively impacted by the falling market prices of oil and gas which significantly reduced drilling activities and fracking in the region and resulted in the closing of many of the producing oil and gas wells in the area.  The Company is continuing to analyze options to monetize current and future operations of Deer Creek.

Indian Mesa

The permitting process for Indian Mesa, located approximately three miles North West of the Deer Creek site, has been in process for a number of years with an initial County Use Permit issued in 2010 covering, among other things, evaporation ponds and land farming.  In December 2013, in response to an AES request to amend its County Use Permit ("CUP"), the Mesa County Board of Commissioners unanimously approved a new CUP for AES to construct and operate on its 160 acre Indian Mesa site evaporation ponds and/or landfill for disposal of solid oil and gas (O&G) waste, such as drill cuttings, tank bottoms, sock filters, etc.  The CUP approval also allows for solid and produced water disposal of Naturally-Occurring Radioactive Materials (NORM) and Technically Enhanced Naturally-Occurring Radioactive Materials (TENORM) which is in the permitting process with the State of Colorado.  In June 2014 AES received final construction approval from the Colorado Department of Public Health and Environment (CDPHE) for twelve produced water disposal ponds.

The capacity of Indian Mesa is dependent on its type of development.  If 80 acres is developed as 12 ponds as discussed above, the annual capacity at Indian Mesa for produced water, not considering enhanced evaporation, would be approximately 1 million barrels.  If the remaining 80 acres were developed into landfills, the capacity would be approximately 3 million cubic yards.  If the entire 160 acres were developed into landfill, the solid waste capacity would increase to approximately 8 million cubic yards.  Complete build-out of its Indian Mesa facility, including both landfill and evaporative ponds, would result in a unique Western Colorado "one stop shop" for all O&G waste products, including NORM and TENORM contaminated waste streams.  During fiscal year 2016, Alanco's Board of Directors approved a formal plan to sell Indian Mesa, consisting of land and associated permits.  Accordingly, the land and associated permit costs are being presented as "Assets Held for Sale" in the attached balance sheet as of June 30, 2016.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning classification and valuation of investments, the estimated fair value of stock-based compensation and detachable warrants, realization of deferred tax assets, collectability of accounts and note receivable, estimated useful lives and carrying value of fixed assets, the recorded values of accruals and contingencies including the Black Creek contingent liability and the estimated fair values of the Company's asset retirement obligation and the contingent land and purchase price liabilities, and the Company's ability to continue as a going concern.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The SEC suggests that all registrants discuss their most "critical accounting policies" in Management's Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company's Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, revenue recognition, realization of accounts and note receivable, estimated useful lives and carrying value of fixed assets, classification of assets as held for sale, stock-based compensation, the recorded values of accruals and fair values of assets and liabilities including the Company's contingent liabilities.

Revenue Recognition
The Company uses four factors to determine the appropriate timing of revenue recognition.  Three of these factors are generally factual considerations that are not subject to material estimates (evidence of an arrangement exists, the service has been performed and the fee is determinable).  The fourth factor includes judgment regarding the collectability of the sales price.  The Company's written arrangement with customers establishes payment terms and the Company only enters into arrangements when it has reasonable assurance that it will receive payment from the customer.  The assessment of a customer's credit-worthiness is reliant on management's judgment on factors such as credit references and market reputation.  If any sales are made that become uncollectible, the Company establishes a reserve for the uncollectible amount.  Any sales tax for which the Company is responsible is recorded as a reduction of the associated revenue.

Realization of Accounts and Note Receivable
The Company uses the allowance method for potentially uncollectible trade accounts and note receivable.  An allowance for doubtful accounts is established based on a review of outstanding account balances.  The Company reviews payment history and credit worthiness in the determination of its allowance for doubtful accounts.  In addition, the Company considers the ACC note holder's projected revenues, related assumptions and cash flows which are largely influenced by political activities surrounding immigration reform.  Based on the uncertainty in the timing of immigration reform, the Company has fully reserved the amount of the Note Receivable as of June 30, 2016.

Estimated Useful Lives and Carrying Value of Fixed Assets
The Company values fixed assets based on cost and depreciates fixed assets based on estimated useful lives using the straight-line method, generally over a 3 to 20 year period.  Expenditures for ordinary maintenance and repairs are expensed as incurred.  Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated and a gain or loss is recorded in the statement of operations.  The Company analyzes the carrying value of fixed assets by reviewing income projections and undiscounted cash flows which include assumptions based on current market conditions for anticipated revenues and expenses.  These assumptions are reasonably likely to change in the future based on changing markets, which may have a material effect on the carrying value or useful life.

Classification of Assets as Held for Sale
The Company reclassifies assets as held for sale based on meeting the criteria for the classification including approval of a formal plan to sell assets by the Company's Board of Directors.

Stock-Based Compensation
The Company has stock-based compensation plans and the associated compensation cost is amortized on a straight-line basis over the vesting period.  The Company estimates the fair value of stock-based compensation using the Black-Scholes valuation model using the following inputs:  the plain-vanilla method for expected term based on the contractual term and vesting period of the award, the expected volatility of daily changes in the market price of the Company's common stock, the assumed risk-free interest rate and an assumption of future forfeitures based on historical cancellations and management's analysis of potential forfeitures.

Recorded Values of Accruals
The Company makes accruals for liabilities based on reasonable estimates for known or anticipated obligations.  Estimates may be based on known inputs, experience with similar situations, or anticipated outcomes.  Estimates for the Company's asset retirement obligation and contingent land payment are determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  Estimates for the asset retirement obligation were developed by a consultant knowledgeable about the State of Colorado regulatory requirements and use vendor estimates for the various activities required for the closure of the Deer Creek facility.  Estimates for the contingent land payment were calculated based on projected income, cash flows and capital expenditures for the Deer Creek and Indian Mesa facilities under current plans.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Fair Values of Assets and Liabilities
The Company estimates fair values for assets and liabilities at certain points in time based on information known at that time using the Accounting Standards Codification ("ASC") and recognizes transfers as they occur.  The ASC uses a three level hierarchy:  Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs, other than quoted prices included with Level 1, and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value.  The asset retirement obligation and contingent land payment discussed above use Level 3 inputs.

Results of Operations

Net Revenues
Revenues for the year ended June 30, 2016 were $192,900 as compared to revenues for the year ended June 30, 2015 of $785,700, a decrease of $592,800, or 75.4%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  Revenues for fiscal 2016 were concentrated approximately 71.6% with three customers versus revenues for fiscal 2015 which were concentrated approximately 85.1% to four customers.  The significant customers represented $3,800, or 97.4% of the accounts receivable balance at June 30, 2016, while the significant customers for fiscal 2015 represented $14,900, or 32.5% of the accounts receivable balance outstanding at June 30, 2015.  Revenues were negatively impacted by the falling market prices of oil and gas which significantly reduced drilling activities and fracking in the region and resulted in the temporary closing of many of the producing oil and gas wells in the area.

Cost of Revenues
Cost of revenues for the years ended June 30, 2016 and 2015 were $606,100 and $925,700, respectively, a decrease of $319,600 or 34.5%.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The decrease is primarily due to lower pond maintenance costs in the current year including pond treatments to manage anaerobic bacterial conditions plus associated rental equipment and related fuel costs.  In addition, other variable costs decreased due to lower revenues and include labor costs and fees tied to water volumes.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 40% and 19% of the cost of revenues for the fiscal years 2016 and 2015, respectively.  Fixed costs for the fiscal year 2015 included the reversal of the contingent earn-out and the recovery of the associated amortization.  Without that adjustment, fixed costs for fiscal year 2015 would have been approximately 24% of the cost of revenues.  Gross profit for the year ended June 30, 2016 was a gross (loss) of ($413,200) and for the year ended June 30, 2015 was a gross (loss) of ($140,000).  The increased gross loss in the current year is due to the decreased revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (consisting of corporate expenses, AES selling, general and administrative expense and stock-based compensation) for the fiscal year ended June 30, 2016  was $1,207,700, an increase of $173,900, or 16.8%, compared to $1,033,800 reported for the fiscal year ended June 30, 2015.  Corporate expenses for the fiscal year 2016 were $559,000 and represented an increase of $332,500, or 146.8%, compared to corporate expenses of $226,500 reported for the fiscal year 2015.  Approximately $266,400 of the increase is due to the reserve recorded by the Company for its note receivable from ACC, a related party.  Without this expense, corporate expenses for the current fiscal year would have reflected an increase of approximately $66,100, or 29.2%, as compared to the prior year.  The increased costs primarily relate to professional services including board fees and investment banking fees.  AES expense of $620,900 for fiscal year 2016 compared to $734,000 for the fiscal year 2015 reflects a decrease of $113,100, or 15.4%, is primarily related to a decrease in management fees for operations of the Deer Creek Water Disposal facility.  Stock-based compensation during fiscal 2016 was $27,800 compared to $73,300 for fiscal year 2015.  Stock-based compensation expense in both periods relates to stock options issued to the Company's officers and directors during the quarter ended December 31, 2014 which have been fully amortized.  No new stock options have been issued.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Operating Loss
Operating Loss for the year ended June 30, 2016 was ($1,620,900), an increase of $447,100, or 38.1%, compared to an Operating Loss of ($1,173,800) reported for the prior year.  The increased operating loss resulted from an increased gross loss plus an increase in selling, general and administrative expenses in fiscal 2016 versus fiscal 2015.

Other Income and Expense
Interest income for the year ended June 30, 2016 was $28,800, a decrease of $12,700, or 30.6%, when compared to interest income of $41,500 for the year ended June 30, 2015.  The decrease in interest income related to the decrease in the outstanding amount of the note receivable and lower cash held in interest bearing accounts.

Interest expense for the year ended June 30, 2016 was $2,700 which included interest on the Anderson Family Trust Note Payable as well as amortization of associated loan costs and amortization on the value of detachable warrants.  There was no interest expense for the year ended June 30, 2015.

During the fiscal year 2015, the Company recorded a gain of $103,200 on the sale of 85,000 shares of ORBCOMM Common Stock at an average selling price of $6.38 as compared to the current fiscal year which had zero activity related to marketable securities as all shares of ORBCOMM Common Stock had been sold in the quarter ended December 31, 2014.  The Company had other income during the year ended June 30, 2015 of $128,500 of which $128,300 reflects the reversal of the previously accrued amount related to the TSI lawsuit which was reversed in the appellate court.  During the year ended June 30, 2016, the Company no other income.

Net Loss
Net Loss for the year ended June 30, 2016 was ($1,594,800), an increase of $694,200, or 77.1%, when compared to the net loss of ($900,600) for the previous year ended June 30, 2015.  The increase in net loss was primarily due to the increase in operating loss which included an increase in notes receivable reserves plus the decrease in the gain on sale of investments and other income as compared to the prior year.

Comprehensive Loss
Comprehensive loss for the year ended June 30, 2015 represents the unrealized change in market value of the Company's Marketable Securities held compared to the same period of the current fiscal year.  Comprehensive loss for the year ended June 30, 2015 consisted of the net value of two items:  1) the six months ending market value reclassification adjustment for gain included in Net Loss of ($103,200) and 2) the net unrealized loss on marketable securities sold during the period of ($18,000).  As of December 31, 2014 the Company had sold all shares of ORBCOMM, Inc. Common Stock and consequently there was no comprehensive loss for the current fiscal year.

Liquidity and Capital Resources

The Company's current assets exceeded its current liabilities by $1,449,500 at June 30, 2016, representing a current ratio of 4.6 to 1.  At June 30, 2015 the Company's current assets exceeded current liabilities by $670,600, representing a current ratio of 2.7 to 1.  The increase in current ratio at June 30, 2016 versus June 30, 2015 resulted primarily from the reclassification of the Company's AES Indian Mesa land and permits to Assets Held for Sale offset by a decrease in the Company's cash balance and the balance of the note receivable due net of reserve.

Net cash used in operating activities for the fiscal year ended June 30, 2016 was ($867,100) compared with net cash used in operating activities for the prior fiscal year of ($667,500).  The increase in cash used of $199,600 resulted primarily from the increase in net loss of $694,200, offset by decreases in the gain of marketable securities, decreases in accretion adjustments, and recording a reserve to note receivable in the current year.

Consolidated receivables at June 30, 2016 were $6,700 compared to receivables at June 30, 2015 of $50,100.  The receivables at June 30, 2016 relate to $3,900 of trade receivables for AES plus $2,800 of receivables from American Citizenship Center, LLC ("ACC"), a related party.  The receivables at June 30, 2015 relate to $45,900 of trade receivables for AES plus $4,200 of receivables from ACC.

Net cash provided by investing activities during the current year was $17,800, a decrease of $243,800 compared to net cash provided by investing activities in the prior year of $261,600.   The decrease was due primarily to a reduction in proceeds from the sale of marketable securities of $542,100 and a reduction in proceeds from note receivable repayments of $87,800, offset by a decrease in capital expenditures of $386,100.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Net cash provided by financing activities during the fiscal year ended June 30, 2016 amounted to $200,000, an increase of $220,800 compared to net cash used in financing activities of ($20,800) for the fiscal year ended June 30, 2015.  The increase is primarily due to proceeds provided from the Note Payable to the Anderson Family Trust entered into during the current fiscal year.

The Company has made a significant investment through June 30, 2016 in Alanco Energy Services, Inc. investing approximately $1.7 million in land, recorded as Assets Held for Sale, and $2.7 million in evaporation ponds and equipment for the Deer Creek water disposal site.

The Company has a note receivable from ACC, which was established to provide ACC working capital.  As of June 30, 2016, the note has an outstanding balance of $295,400, which has been fully reserved.  The note is secured by all assets of ACC and bears interest at the rate of 9.5% per annum.  Under the agreement and amendments thereto, the Company was issued a total of 300,000 warrants to purchase membership units of ACC at an exercise price of $1.00 per unit.  The warrants expire on August 31, 2017 and the value of said warrants is considered immaterial at both June 30, 2016 and 2015 due to the startup nature of ACC and the premium exercise price compared to the most recent membership unit sales, therefore, no value has been recorded for these warrants.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As discussed in Note 15 to the accompanying consolidated financial statements, the Company's fiscal year 2017 operating plan includes divestiture of the undeveloped AES Indian Mesa land and associated permits, which is currently classified as Assets Held for Sale.  Management cannot assure that the sale of Indian Mesa will be finalized which would provide additional cash flow to the Company.  The Company is continuing to analyze options to monetize current and future operations of Deer Creek.  There is no assurance that the Company will be able to execute options for Deer Creek. The Company announced it is entering the behavioral health market and the business plan includes the acquisition of behavioral health businesses which requires capital.  There is no assurance the Company will be able to raise additional financing which may be in the form of public or private debt or equity financing, or both.  If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to continue operations may be materially adversely affected.   Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.  Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company's independent registered public accounting firm has included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2016 discussing the substantial doubt of the Company's ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		13
Consolidated Balance Sheets As of June 30, 2016 and 2015. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		14
Consolidated Statements of Operations For the Years Ended June 30, 2016 and 2015. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		15
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended June 30, 2016 and 2015 . . . . . . . . . . . . . . . . .		16
Consolidated Statements of Changes in Shareholders' Equity For the Years Ended June 30, 2016 and 2015 . . . . . . . . . . . . . .		17
Consolidated Statements of Cash Flows For the Years Ended June 30, 2016 and 2015 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		18
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		19

Note 1 -	Nature of Operations, Significant Accounting Policies and Recent Accounting Pronouncements
Note 2 -	Stock-Based Compensation and Warrants
Note 3 -	Note Receivable - Related Party
Note 4 -	Alanco Energy Services
Note 5 -	Assets Held for Sale
Note 6 -	Land, Property and Equipment
Note 7 -	Note Payable
Note 8 -	Contingent Payments
Note 9 -	Asset Retirement Obligation
Note 10 -	Income Taxes
Note 11 -	Related Party Transactions
Note 12 -	Commitments and Contingencies
Note 13 -	Shareholders' Equity
Note 14 -	Retirement Plan
Note 15 -	Liquidity and Going Concern
Note 16 -	Subsequent Events

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Alanco Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alanco Technologies, Inc. and Subsidiaries as of June 30, 2016 and 2015 and the results of its operations, comprehensive income (loss), changes in shareholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15 to the consolidated financial statements, the Company has incurred substantial losses from operations in recurring years and has limited resources available to fund negative cash flows from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
September 30, 2016

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

ASSETS	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$139,600	$788,900
Accounts receivable - trade, net	3,900	45,900
Other receivables - related party	2,800	4,200
Note receivable, current - related party	-	60,000
Assets held for sale	1,653,500	-
Prepaid expenses and other current assets	47,300	164,500
Total current assets	1,847,100	1,063,500

LAND, PROPERTY AND EQUIPMENT, NET	2,111,000	3,938,600

OTHER ASSETS
Note receivable, long-term - related party, net	-	262,800
Trust account - asset retirement obligation	86,100	67,400
TOTAL ASSETS	$4,044,200	$5,332,300

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$251,400	$151,100
Accrued expenses	146,200	191,800
Contingent payments, current	-	50,000
Total current liabilities	397,600	392,900

LONG-TERM LIABILITIES
Note payable	200,000	-
Contingent payments, long-term	672,700	603,900
Asset retirement obligation	434,000	429,700
TOTAL LIABILITIES	1,704,300	1,426,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock - no shares issued or outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,982,400 shares issued
and outstanding at June 30, 2016 and 2015	109,188,200	109,159,300
Accumulated Deficit	(106,848,300)	(105,253,500)
Total shareholders' equity	2,339,900	3,905,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,044,200	$5,332,300

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2016	2015
NET REVENUES	$192,900	$785,700

Cost of revenues	(606,100)	(925,700)

GROSS LOSS	(413,200)	(140,000)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	559,000	226,500
Alanco Energy Services	620,900	734,000
Stock-based compensation	27,800	73,300
	1,207,700	1,033,800

OPERATING LOSS	(1,620,900)	(1,173,800)

OTHER INCOME AND (EXPENSE)
Interest income	28,800	41,500
Interest expense	(2,700)	-
Gain on sale of marketable securities	-	103,200
Other income	-	128,500
NET LOSS	$(1,594,800)	$(900,600)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.32)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,982,400	4,986,400

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30,

	2016	2015

Net loss	$(1,594,800)	$(900,600)

Reclassification adjustment for gain included in net loss	-	(103,200)

Net unrealized loss on marketable securities sold during the year	-	(18,000)

Comprehensive Loss	$(1,594,800)	$(1,021,800)

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

					ACCUMULATED
					OTHER
	COMMON STOCK		TREASURY STOCK		COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	INCOME (LOSS)	DEFICIT	TOTAL
Balances, June 30, 2014	4,962,500	$109,106,800	-	$-	$121,200	$(104,352,900)	$4,875,100
Shares of Alanco common stock repurchased	-	-	55,100	20,800	-	-	20,800
Treasury shares retired	(55,100)	(20,800)	(55,100)	(20,800)	-	-	(41,600)
Shares issued for services	75,000	31,500	-	-	-	-	31,500
Value of stock-based compensation	-	41,800	-	-	-	-	41,800
Other comprehensive income adjustment	-	-	-	-	(121,200)	-	(121,200)
Net loss	-	-	-	-	-	(900,600)	(900,600)
Balances, June 30, 2015	4,982,400	$109,159,300	-	$-	$-	$(105,253,500)	$3,905,800
Value of stock-based compensation	-	27,800	-	-	-	-	27,800
Value of warrants	-	1,100	-	-	-	-	1,100
Net loss	-	-	-	-	-	(1,594,800)	(1,594,800)
Balances, June 30, 2016	4,982,400	$109,188,200	-	$-	$-	$(106,848,300)	$2,339,900

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,594,800)	$(900,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,700	194,000
Accretion of fair value - contingent payments and asset retirement obligation	23,100	39,800
Adjustment of accretion and depreciation for reversal of contingent liability	-	(117,000)
Gain on sale of marketable securities	-	(103,200)
Stock issued for services	-	31,500
Stock-based compensation	27,800	41,800
Exercisable warrants issued under note payable to Anderson Family Trust	1,100	-
Reserve recorded for American Citizenship Center, LLC note receivable	266,400	-
Changes in operating assets and liabilities:
Accounts receivable	42,000	50,900
Other receivables - related party	1,400	5,000
Prepaid expenses and other current assets	117,200	98,200
Trust account - asset retirement obligation	(18,700)	(18,700)
Accounts payable and accrued expenses	83,700	35,900
Contingent land payment	-	(25,100)
Net cash used in operating activities	(867,100)	(667,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of American Citizenship Center, LLC note receivable	27,400	115,200
Purchase of land, property and equipment	(9,600)	(395,700)
Proceeds from sale of marketable securities	-	542,100
Net cash provided by investing activities	17,800	261,600

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	-	(20,800)
Proceeds from note payable to Anderson Family Trust	200,000	-
Net cash provided (used) in financing activities	200,000	(20,800)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(649,300)	(426,700)

CASH AND CASH EQUIVALENTS, beginning of year	788,900	1,215,600

CASH AND CASH EQUIVALENTS, end of year	$139,600	$788,900

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Net cash paid during the year for interest	$-	$-
Net cash paid during the year for income taxes	$-	$-
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$-	$121,200
Value of stock-based compensation for options	$27,800	$41,800
Value of exercisable warrants issued under note payable to Anderson Family Trust	$1,100	$-
Value of shares issued in payment of services	$-	$31,500
Note receivable issued for ACC amendment and accounting fees	$-	$29,000
Reserve recorded for ACC note receivable	$266,400	$-
Reversal of contingent purchase price liability and related fixed asset	$-	$500,000

See accompanying notes to the consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Nature of Operations - Alanco Technologies, Inc. (OTC QB: ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly-owned subsidiaries.  The Company's subsidiary, Alanco Energy Services, Inc. ("AES"), operates a water disposal facility near Grand Junction, CO to receive and dispose of produced water generated as a byproduct from oil and natural gas production in Western Colorado.

Principles of Consolidation – These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The consolidated financial statements for the years ended June 30, 2016 and 2015 include, where appropriate, the accounts of Alanco Technologies, Inc. and its wholly-owned subsidiaries, Alanco Energy Services, Inc. and StarTrak Systems, LLC ("StarTrak") (collectively, the "Company").  Alanco is an Arizona corporation, Alanco Energy Services, Inc. is a Colorado corporation and StarTrak is a Delaware LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition – The Company operates the Deer Creek water disposal facility near Grand Junction, CO and bills customers (primarily in the oil and gas industry) for produced water received.  The Company generally recognizes revenue at the time the produced water is received at the Deer Creek facility and filtered. In addition, the Company generates revenue from oil reclamation and generally recognizes oil revenue when the oil is picked up by the customer.  Water and related oil revenues can be impacted by weather conditions and the prices of oil and gas which may impact drilling activities.  Revenue is generally recognized when all of the following have been met:

•	Persuasive evidence of an arrangement exists;
•	The service has been performed or product delivered;
•	The customer's fee is deemed to be determinable and free of contingencies or significant uncertainties; and
•	Collectability is probable.

Any sales tax for which the Company is responsible is recorded as a reduction of the associated revenue.

Accounts Receivable - Trade and Other – The Company provides for potentially uncollectible trade accounts receivable and other receivables by use of the allowance method.  An allowance for doubtful accounts is provided based upon a review of the individual accounts outstanding, the Company's prior history of collections and the customer's credit worthiness.  The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  The Company does not typically accrue interest or fees on past due amounts and the receivables are generally unsecured. The Company had no allowance for doubtful accounts receivable at June 30, 2016 and 2015 as all accounts receivable were deemed fully collectible.

Notes Receivable – The Company provides for potentially uncollectible notes receivable by use of the allowance method.  An allowance for uncollectible notes receivable is provided based upon a review of the individual notes outstanding and the ACC note holder's credit worthiness.  The Company charges off uncollectible notes receivable when all reasonable collection efforts have been exhausted.  Interest income from notes receivable is recognized when earned as long as the amounts are deemed collectible and all interest payments are current.  The allowance for doubtful notes receivable was $295,400 at June 30, 2016 and there was no reserve at June 30, 2015.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Assets and Liabilities – The estimated fair values for assets and liabilities are determined at discrete points in time based on relevant information. The ASC prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs, other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.  These estimates involve uncertainties and cannot be determined with precision.  The Company's policy is to recognize transfers into and out of Level 1, 2 and 3 categories as of the date of the event or change in circumstances occurs.

The following are the classes of assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and 2015, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Fair Value at June 30, 2016

	Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2016
Asset Retirement Obligation	$-	$-	$434,000	$434,000
Contingent Land Payment	-	-	672,700	672,700
	$-	$-	$1,106,700	$1,106,700

Fair Value at June 30, 2015

	Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2015
Asset Retirement Obligation	$-	$-	$429,700	$429,700
Contingent Land Payment	-	-	653,900	653,900
	$-	$-	$1,083,600	$1,083,600

The following is a reconciliation of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2016 and 2015.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year Ended June 30, 2016

	Asset	Contingent
	Retirement	Land
	Obligation	Payment	Total
Opening balance, July 1, 2015	$429,700	$653,900	$1,083,600
Inflation adjustment	4,300	-	4,300
Accretion expense	-	18,800	18,800
Closing balance, June 30, 2016	$434,000	$672,700	$1,106,700

Fiscal Year Ended June 30, 2015

	Asset	Contingent	Contingent
	Retirement	Land	Purchase
	Obligation	Payment	Price	Total
Opening balance, July 1, 2014	$423,700	$660,200	$528,100	$1,612,000
Inflation adjustment	6,000	-	-	6,000
Accretion expense	-	18,800	-	18,800
Payments	-	(25,100)	-	(25,100)
Reversals	-	-	(528,100)	(528,100)
Closing balance, June 30, 2015	$429,700	$653,900	$-	$1,083,600

Fair Value of Asset Retirement Obligation – The Deer Creek asset retirement obligation is the estimated cost to close the Deer Creek facility under terms of the lease, meeting environmental and State of Colorado regulatory requirements.  The estimate is determined at discrete points in time based upon significant unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  Management's estimate of the asset retirement obligation is based upon a cost estimate developed by a consultant knowledgeable of government closure requirements and costs incurred at similar water disposal facility operations.  The process used was to identify each activity in the closure process, obtain vendor estimated costs, in current dollars, to perform the closure activity and accumulating the various vendor estimates to determine the asset retirement obligation.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.  The lack of an active market to validate the estimated asset retirement obligation results in the fair value of asset retirement obligation to be a Level 3 fair value measurement.  ASC Topic 410-20: Asset Retirement Obligations requires the Company to review the asset retirement obligation on a recurring basis and record changes in the period incurred.

Fair Value of Contingent Payments – The contingent land payment liability is also determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  In calculating the estimate of fair value for the contingent land payment, management completed an estimate of the present value of the contingent liability based upon projected income, cash flows and capital expenditures for the Deer Creek facility developed under plans currently approved by the Company's board of directors.  Different assumptions relative to the expansion or alternative uses of the Deer Creek and Indian Mesa facilities could result in significantly different valuations.  The projected payments have been discounted at a rate of 3% per annum to determine net present value.  The lack of an active market to validate the estimated contingent land liability results in the fair value of the contingent land liability to be a Level 3 fair value measurement.  ASC Topic 820: Fair Value Measurement requires the Company to review the contingent land liability on a recurring basis and record changes in the period incurred.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments – The Company's financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, trust account, accounts payable, accrued liabilities and note payable.  The fair value of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

Assets Held for Sale – The Company has implemented a plan to divest its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  As a result, the cost of the land and associated permits has been reclassified as Assets Held for Sale at June 30, 2016.  A long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell.  The value of Assets Held for Sale represents the carrying amount.

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

The Company makes significant estimates and assumptions concerning the estimated fair value of stock-based compensation and detachable warrants, realization of deferred tax assets, collectability of accounts and note receivable, estimated useful lives and carrying values of fixed assets, the recorded values of accruals and contingencies including the Black Creek contingent liability and the estimated fair values of the Company's asset retirement obligation and the contingent land and purchase price liabilities, and the Company's ability to continue as a going concern.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Impairment of Long-Lived Assets - The Company's policy is to perform an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  If the net carrying value of the asset exceeds estimated future undiscounted net cash flows, then an impairment is recognized to reduce the carrying value to the estimated fair value.  No impairment charge was recorded in the fiscal year ended June 30, 2016.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income (Loss) Per Share - Basic income (loss) per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and Diluted EPS were the same for fiscal 2016 and 2015, as the Company had net losses during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).

The Company has a total of 1,340,000 potentially dilutive securities outstanding at June 30, 2016 which includes stock options representing 1,200,000 shares of Class A Common Stock with exercise prices ranging between $0.50 and $0.75 and 140,000 outstanding stock warrants with exercise prices ranging between $0.50 and $1.00.  At June 30, 2015, the Company had stock options representing 1,203,200 shares of Class A Common Stock outstanding at June 30, 2015 with exercise prices ranging between $0.50 and $1.50.  There were no outstanding warrants as of June 30, 2015.

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

•
Expected volatility of award grants made under the Company's plans is measured using the historical daily changes in the market price of the Company's common stock over the expected term of the award, and contemplation of future activity;

•	Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

Concentrations - The Company holds cash and cash equivalents in bank accounts that in some cases exceed the maximum FDIC insurance amount.  At June 30, 2016 no balances exceeded FDIC insured limits.

Approximately 71.6% of AES revenues were generated by three customers during the fiscal year 2016 and all three customer accounts were current or paid in full as of June 30, 2016.  During fiscal year 2015, 85.1% of AES revenues were generated by four customers and all amounts billed to those customers were current or paid in full as of June 30, 2015.  The significant customers represented $3,800, or 97.4% of the accounts receivable balance at June 30, 2016, while the significant customers for fiscal 2015 represented $14,900, or 32.4% of the accounts receivable balance at June 30, 2015.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2015, the FASB issued guidance regarding the presentation and subsequent measurement of debt issuance costs for lines of credit.  The guidance allows for the presentation of debt issuance costs related to line-of-credit agreements as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement.  The guidance is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

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

In June 2016, the FASB issued guidance regarding credit losses on financial instruments including loans.  The guidance is effective for annual periods beginning after December 15, 2019 including interim periods within those annual periods.  The Company is currently assessing the impact on its financial position and results of operations.

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

No options were granted during the year ended June 30, 2016.  Assumptions for the award of options granted during the year ended June 30, 2015 were:

Awards Granted in the Year Ended
Assumption	June 30, 2015
Dividend yield	0%
Expected volatility	62%
Risk-free interest rate	2%
Expected life of options (in years)	3.75
Weighted average grant-date Black Scholes calculated fair value	$0.18

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company's stock option activity during fiscal years 2016 and 2015:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
	Number of	Exercise Price	Contractual	Fair	Instrinsic
	Options	Per Share	Term (1)	Value (3)	Value (2)
Outstanding July 1, 2014	823,400	$0.63	3.35	$212,600	$-
Granted	390,000	0.50	4.35	69,500	-
Exercised	-	-	-	-	-
Forfeited, expired or cancelled	(10,200)	1.50	-	(6,300)	-
Outstanding June 30, 2015	1,203,200	$0.58	3.03	$275,800	$-
Exercisable June 30, 2015	1,047,200	$0.59	2.83	$248,100	$-

Outstanding July 1, 2015	1,203,200	$0.58	3.03	$275,800	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited, expired or cancelled	(3,200)	1.50	-	(2,300)	-
Outstanding June 30, 2016	1,200,000	$0.58	2.03	$273,500	$-
Exercisable June 30, 2016	1,200,000	$0.58	2.03	$273,500	$-

(1)	Remaining contractual term presented in years.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of June 30, 2016 and 2015, for those awards that have an exercise price currently below the closing price as of June 30, 2016 and 2015 of $0.22 and $0.28, respectively.

(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate the initial fair value of stock-based compensation.

The Company recognized approximately $27,800 of stock-based compensation expense during the fiscal year ended June 30, 2016, which was for options granted during the fiscal year ended June 30, 2015 that vested in the fiscal year ended June 30, 2016.  There is no unamortized stock-based compensation expense related to these options as of June 30, 2016.

All options granted had an exercise price of not less than the market price on date of grant, as stipulated in the stock option plans, of the Company's common stock.  There are no unvested options at June 30, 2016.  If not previously exercised, options outstanding at June 30, 2016 will expire as follows:

Calendar Year	Number of	Weighted Average
of Expiration	Shares	Exercise Price
2017	385,000	$0.75
2018	425,000	0.50
2019	390,000	0.50
	1,200,000	$0.58

Additional information about outstanding options to purchase the Company's Common Stock as of June 30, 2016 is as follows:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding & Exercisable
		Weighted Avg.	Weighted
	Number	Remaining	Average
Exercise	of	Contractual	Exercise
Price	Shares	Life (in years)	Price
$0.50	815,000	2.63	$0.50
$0.75	385,000	0.78	$0.75
Totals	1,200,000	2.03	$0.58

The Company's Stock Option Plans are administered by the Compensation/Administration Committee, currently comprised of two independent members of the Company's Board of Directors.  Company stock options are issued to employees and directors at an exercise price of not less than the fair market value, as determined under the option plan on the date of grant and must be granted within 10 years from the effective date of the Plan, with the term of the option not exceeding 10 years.  Options granted to employees under the Stock Option Plans, which are terminated prior to exercise, are considered to be available for grant to subsequent employees.  Total issued stock options for any plan may exceed those authorized due to termination of prior non-exercised grants.  Under the Employee Incentive Stock Option Plans, incentive and non-qualified stock options may be granted with the incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.  Stock options issued during the fiscal year ended June 30, 2015 vested 20% on December 31, 2014 and 20% each quarter thereafter and there were no options issued during the fiscal year ended June 30, 2016.

Alanco Stock Option Summary (1)
as of June 30, 2016
			Options	Issued and	Options	Options	Balance	Exercise
Plan		Authorized	Granted	Exercised	Cancelled	Outstanding	to Issue (6)	Price Range (5)
2002	(2)	75,000	156,000	27,000	94,200	34,800	--	$0.75
2002 D&O	(3)	25,000	40,800	5,200	16,600	19,000	--	$0.75
2004	(2)	100,000	188,500	67,600	88,500	32,400	--	$0.75
2004 D&O	(3)	50,000	83,100	13,200	36,300	33,600	--	$0.75
2005	(2)	150,000	310,108	81,971	160,108	68,029	--	$0.50 - $0.75
2005 D&O	(3)	50,000	142,000	4,000	92,000	46,000	--	$0.50
2006	(2)	375,000	851,769	82,003	476,769	292,997	--	$0.50 - $0.75
2006 D&O	(3)	125,000	261,924	23,750	136,924	101,250	--	$0.50
2011	(4)	750,000	777,948	291,024	30,000	456,924	2,052	$0.50 - $0.75
2014	(7)	500,000	115,000	-	-	115,000	385,000	$0.50

Totals		2,200,000	2,927,149	595,748	1,131,401	1,200,000	387,052

(1)		Only includes plans with options currently outstanding or having a balance available to issue.
(2)		Employee Incentive Stock Option Plan.
(3)		Directors and Officers Stock Option Plan.
(4)		Employee Incentive Stock Option Plan which permits granting of stock or stock options. Grants include 291,000 Common Shares issued under the plan as payment of deferred employee compensation.
(5)		Range of exercise prices for outstanding options only.
(6)		ny options not issued under the 2002, 2002 D&O, 2004, 2004 D&O, 2005, 2005 D&O, 2006, and 2006 D&O Plans are no longer available for issue as those plans were 10 year plans and have expired.
(7)		Stock Incentive Plan which permits granting of stock options and awards. All grants are stock options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2016, the Company had 140,000 outstanding warrants.  The following table summarizes the Company's warrant activity during the year ended June 30, 2016:

	Warrants Outstanding		Warrants Exercisable
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants Outstanding, June 30, 2015	-	$-	-	$-
Granted	140,000	0.75	20,000	0.75
Exercised	-	-	-	-
Canceled/Expired	-	-	-	-
Warrants Outstanding, June 30, 2016	140,000	$0.75	20,000	$0.75

The remaining 120,000 outstanding and unexercisable warrants will vest monthly throughout fiscal 2017 in the amount of 10,000 per month on the anniversary date of the Anderson Family Trust Credit Line as long as some portion of the credit line remains outstanding.  Refer to Note 7 – Note Payable for more information on the note and detachable warrants.

3.        NOTE RECEIVABLE – RELATED PARTY

Note receivable at June 30, 2016 and 2015 represents a note due from American Citizenship Center, LLC ("ACC"), a related party.   Note receivable activity for fiscal years ended June 30, 2016 and 2015 consists of the following:

	2016	2015
Note receivable - beginning of year	$322,800	$409,000
Advances	-	-
Payments	(27,400)	(115,200)
Accounting and loan fees added to note	-	29,000
Accounting and loan fees reversed against deferred income	(29,000)	-
Less reserve	(266,400)	-
Total	-	322,800
Less long-term	-	(262,800)
Notes receivable - current	$-	$60,000

The gross balance of $295,400 at June 30, 2016 represents the outstanding amount drawn by ACC on a $295,400 credit line provided by the Company at June 30, 2016. The note is secured by all assets of ACC and at June 30, 2016 bears interest at the rate of 9.5% per annum.  At June 30, 2016, ACC owed the company approximately $2,800 consisting of interest of $2,300 plus $500 of legal fees associated with a note modification which was paid subsequent to year end.  The note was modified twice during the fiscal year 2016 including a modification in January 2016 which deferred minimum principal payments of $10,000 to August 31, 2016.

ACC's business plan is based on the Executive Action, known as DAPA, issued by President Obama in November 2014.  The action is designed to expand the original deferred action program to eligible parents and spouses of U.S. citizens and agricultural workers with a demonstrated history.  In February 2015, twenty-six states filed a lawsuit to stop the program and the court granted an injunction meaning that the U.S. Government cannot proceed with rolling out the program.  The U.S. government appealed the lawsuit which went to the 5th Circuit Court of Appeals.  The appeal was unsuccessful and in January 2016, the Supreme Court granted an oral hearing which was held in April 2016.  In June 2016, the Supreme Court announced that the justice votes were even for and against the DAPA case, effectively a no decision.  As a result, it is presumed that the case will go back to trial at the District Court in Texas.  As of June 30, 2016, the Company has fully reserved for the amount of the note.  The required interest payments are current.

In August 2016, ACC and the Company again modified the loan agreement by requiring minimum monthly payments of $10,000 per month starting 60 days following implementation of an immigration reform program

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

which allows DAPA or a similar program to be implemented in the United States.  In addition, the maturity date was extended to August 31, 2018.  All other terms of the note remained the same.

4.        ALANCO ENERGY SERVICES

During fiscal 2012, the Company formed Alanco Energy Services, Inc. ("AES"), a wholly-owned subsidiary, and in April 2012 executed an agreement with TC Operating, LLC ("TCO") of Grand Junction, CO to transfer a land lease for approximately 24 acres near Grand Junction, CO and all related assets to AES with the intent for AES to construct facilities for the treatment and disposal of large quantities of produced water generated by oil and natural gas producers in Western Colorado. The site was chosen due to its unique ability to meet stringent government requirements for disposal of the high saline water produced as a by-product of oil and gas production, and termed "produced water".  The agreement included the transfer of all related tangible and intangible assets as well as Federal, State and County permits (issued or in process) required to construct the facilities.  The lease terms payable to the landlord include a minimum monthly lease payment of $100 per acre ($2,400 per month) during the initial ten year term of the lease, plus approximately $0.25 per barrel of produced water received at the site.

The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility ("Goodwin") resulting in extra costs to the landlord, who also owned Goodwin.  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of  landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $0.25 per barrel royalty payments due landlord discussed above.  AES recorded the $100,000 payment as prepaid royalties which expired on August 31, 2015 under terms of the agreement and therefore had a zero balance at June 30, 2016. The prepaid balance June 30, 2015 was $5,100.

TCO can also earn additional purchase price payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent purchase price), approximately the initial term of the lease. As of June 30, 2016 and 2015, the Company had no liability recorded for the contingent purchase price based on the probability of the contingent payment being realized.

During April 2012, AES also entered into a definitive agreement with Deer Creek Disposal, LLC ("DCD") whereby AES acquired a 160 acre site near Grand Junction, CO, for additional expansion to the proposed water treatment and disposal facility. As consideration for the land purchase, AES paid $500,000 at the April 13, 2012 closing and assumed a non-interest bearing, secured, $200,000 note due November 15, 2012, which was repaid upon maturity. AES has also agreed to potential additional quarterly earn-out payments to DCD up to a maximum total of $800,000, generally determined as 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter (contingent land payment).  See Note 8 - Contingent Payments for additional discussion of the contingent land payment.  The land, known as Indian Mesa, is currently undeveloped.  In June 2014 AES received final construction approval from the Colorado Department of Public Health and Environment (CDPHE) for twelve produced water disposal ponds.  During fiscal year 2016, the Company implemented a plan to divest the undeveloped Indian Mesa facility.  See Note 5 – Assets Held for Sale for additional discussion.

Related to the treatment and disposal facilities, in fiscal year 2012 AES entered into a management agreement with TCO to manage the project for a monthly management fee of $10,000 initially and $20,000 after final permits for the Deer Creek operation were obtained in May 2012.  The management agreement expired in January 2013 and continued on a month to month basis through March 31, 2015, at which time the Company elected not to continue the month to month arrangement.  Effective April 1, 2015, the Company entered into an agreement for operations management services for the Deer Creek facility with a separate management company.  The agreement is cancellable by either party at any time and was cancelled by the Company subsequent to year end.  The Company continues to have one employee who is responsbile for accepting water deliveries at the site.

.
ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.        ASSETS HELD FOR SALE

During the fiscal year 2016, Alanco's Board of Directors approved a formal plan to sell its 160 acre owned and undeveloped land and associated permits known as Indian Mesa.  The plan was contemplated because the Company is expanding into other markets that are unrelated to waste disposal.  The Company is utilizing the services of an investment banker to represent the Company in the sale of these assets and expects the sale to occur within one year.  Accordingly, the Assets Held for Sale of $1,653,500 presented in the attached balance sheet as of June 30, 2016 represents the Indian Mesa land and associated permits.  The reclassification of the assets to Assets Held for Sale does not affect the Consolidated Statements of Operations as the Indian Mesa land is undeveloped and has no associated operations.

6.        LAND, PROPERTY AND EQUIPMENT

At June 30, 2016 and 2015, Land, Property and Equipment consist of the following:

	2016	2015
Office furniture and equipment	$51,300	$51,300
Water disposal facility	2,220,900	2,219,200
Production equipment	514,400	514,400
	2,786,600	2,784,900
Less accumulated depreciation	(675,600)	(491,900)
Land and permit costs	-	1,645,600
Net book value	$2,111,000	$3,938,600

Water disposal facility assets at June 30, 2016 consist of $1,810,900 in costs related to the construction and permitting of the evaporation ponds and $410,000 in asset retirement cost.  Production equipment at June 30, 2016 of $514,400 represents the cost of equipment required to support the Deer Creek facility.

Related depreciation expense for the years ended June 30, 2016 and 2015 was $183,700 and $120,100, respectively.

During the current fiscal year, the Company implemented a plan to divest of its land and related permit costs know as Indian Mesa.  As a result, the value of those assets has been reclassified to Assets Held for Sale as of June 30, 2016.

7.       NOTE PAYABLE

Note payable at June 30, 2016 and 2015 consists of the following:

	2016	2015
Note payable	$200,000	$-
Less current	-	-
Note payable, long-term	$200,000	$-

At June 30, 2016, the Note Payable balance of $200,000 represents the amount drawn against a $500,000 line of credit with the Anderson Family Trust ("Trust") entered into on June 28, 2016.  As of June 30, 2016, the line of credit has an available balance of $300,000.  The line of credit matures on July 1, 2017 when the full outstanding balance is due.  The balance accrues interest at 7% per annum payable monthly and is collateralized by the Company's AES Indian Mesa property.  In addition, the Trust was paid a loan fee of $10,000 plus a warrant to purchase 140,000 shares of Alanco Common Stock of which 20,000 warrants vested immediately and 10,000 warrants vest monthly.  The exercise price per share for the warrants is $0.50 per share for one half of each vested group and $1.00 for the other half of each vested group

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with a five year term following the issuance date.  The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

Assumptions for warrants granted during the year ended June 30, 2016 were:

	Awards Granted	Awards Granted
	With an Exercise	With an Exercise
Assumption	Price of $0.50	Price of $1.00
Dividend yield	0%	0%
Expected volatility	62%	62%
Risk-free interest rate	2%	2%
Expected life of options (in years)	5.0	5.0
Weighted average grant-date Black Scholes calculated fair value	$0.07	$0.04

During the fiscal year ended June 30, 2016, the Company expensed approximately $100 in interest related to the note, approximately $1,200 related to amortization of deferred loan costs, and approximately $1,200 related to the value of vested warrants.  The line of credit has a provision allowing the lender, at the lender's option, to convert up to the full amount of the credit line into shares of a then available class of preferred stock outstanding any time prior to the full repayment of the line of credit.  There is currently no such preferred stock outstanding and the rights and privileges of preferred stock have not been determined.

8.       CONTINGENT PAYMENTS

Contingent payments at June 30, 2016 and 2015 are as follows:

	2016	2015
Contingent land payment	$672,700	$653,900
Less current portion	-	(50,000)
Contingent payments, long-term	$672,700	$603,900

Contingent land payment represents the net present value of $800,000 of contingent land payments due under an agreement whereby Alanco Energy Services, Inc. ("AES") acquired 160 acres of land known as Indian Mesa.  The maximum total of $800,000 of contingent land payments is based upon 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  During the fiscal year ended June 30, 2016 no contingent land payments were made while $8,600 was paid in fiscal year 2015.    The Company will maintain the liability for contingent payments resulting from future revenues on the Indian Mesa land resulting from an eventual buyer's operations.  See Note 4 – Alanco Energy Services for additional discussion on AES operations.

TCO can also earn additional purchase price payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent purchase price), approximately the initial term of the lease. As of June 30, 2016 and 2015, the Company had no liability recorded for the contingent purchase price based on the probability of the contingent payment being realized.

The significant unobservable inputs used in the fair value measurement of the Company's fair value calculation for the contingent land payment and contingent purchase price include cash flow projections, the probability of the contingent payments being realized, the timing of when the payments are paid and the discount rate applied.  Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement.  See Note 4 – Alanco Energy Services for additional discussion on AES operations.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.        ASSET RETIREMENT OBLIGATION

The Company initially recognized an estimated asset retirement obligation (closure cost) at June 30, 2012 of $410,000 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company's lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The initial closure cost estimate, in then current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.

The Company reviews the contingent asset retirement obligation on a recurring basis and records changes in the period incurred.   At June 30, 2016, the estimated closure costs were again reviewed and the only adjustment was a 1.01% inflation adjustment as required under agreement with the Colorado Department of Public Health and Environment, increasing the asset retirement obligation to $434,000, AES's approximate 75% share of the $566,000 estimated closure costs for both the Deer Creek facility and the adjacent Goodwin Solid Waste facility (Goodwin is not owned by AES).  At June 30, 2015, the only adjustment was a 1.014% inflation adjustment, increasing the asset retirement obligation to $429,700.  The significant unobservable inputs used in the fair value measurement of the Company's fair value calculation for the asset retirement obligation include the estimated cost to close the Deer Creek facility in accordance with state approved closure plans.  Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement.  See Note 4 – Alanco Energy Services for additional discussion on AES operations.

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making an initial payment of approximately $25,300 and quarterly payments of approximately $4,700 into a trust that over the expected lease period will build liquid assets to meet the asset retirement obligation.  For the fiscal years ended June 30, 2016 and 2015, the trust account balance was $86,100 and $67,400, respectively.

10.  INCOME TAXES

A reconciliation of anticipated statutory rates is as follows:

	2016	2015
Statutory rate	34.0%	34.0%
State income taxes, net of federal income
tax benefit	5.0%	5.0%
Change in valuation allowance related to net
operating loss carry-forwards and change
in temporary differences	-39.0%	-39.0%

	0.0%	0.0%

The components of the net deferred tax asset (liability) recognized as of June 30, 2016 and 2015 are as follows:

	2016	2015
Deferred tax asset	$12,100,000	$11,800,000
Less: estimated Section 382 adjustment	(4,000,000)	(4,000,000)
Net operating loss and capital loss carryforwards	8,100,000	7,800,000
Less: Valuation allowance	(8,100,000)	(7,800,000)

Net deferred tax	$-	$-

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.  A valuation allowance is used to offset the related income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credits.  The valuation allowance, which reflects a 100% reserve for all years reported above, increased $300,000 from June 30, 2015 to June 30, 2016 primarily due to the expiration of state operating loss carryforwards.  At June 30, 2016, the Company had net operating loss carry-forwards for federal tax purposes of approximately $34,900,000.  The loss carry-forwards, unless utilized, will expire from 2018 through 2035.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2011.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Such limitation of the net operating losses may have occurred which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved, however, the Company has estimated a limitation effect on deferred tax assets of approximately $4 million at June 30, 2016 and 2015.

11.      RELATED PARTY TRANSACTIONS

American Citizenship Center, LLC
At June 30, 2016 and 2015 the Company had a note due from American Citizenship Center, LLC ("ACC"), a related party, with gross balances of $295,400 and $322,800, respectively.  At June 30, 2016, the Company fully reserved the note balance.  Refer to Note 3 – Note Receivable – Related Party for further discussion.

During the fiscal year 2016, the Company billed ACC a total of $29,100 which includes amounts for interest on the note and legal services.  During the fiscal year 2015, the Company billed ACC a total of $46,300 which includes amounts for interest on the note, legal services related to note modifications and accounting services.  At June 30, 2016, the Company had unpaid receivables from ACC in the amount of $2,800, consisting of $2,300 representing one month of interest plus $500 of legal services.  Subsequent to year end, ACC made payments bringing these balances current.  At June 30, 2015, the Company had unpaid receivables from ACC in the amount of $4,200, consisting of $2,500 representing one month of interest plus $1,700 of legal services.

Board of Directors
During fiscal 2016, the Company added a fifth member to the Board of Directors.  During fiscal 2016, each of the four continuing directors earned $12,000 in fees of which cash payments of $9,000 were paid during the year and $3,000 was accrued at June 30, 2016.  The new director earned $4,000 in fees of which cash payments of $2,000 were paid during the year and $2,000 was accrued at June 30, 2016.

During fiscal 2015, the Company made cash payments of $7,500 to each of the Company's three independent members of the Board of Directors and issued each 25,000 stock grants for a total of 75,000 shares valued at $31,500.  The Company recorded $16,500 of expense related to the stock grants during the current fiscal year and had accrued $15,000 at June 30, 2014.  In addition, each independent director received 80,000 stock options during fiscal year 2015.

As of June 30, 2016 and 2015, the Company had accrued deferred compensation of $58,400 and $5,300 respectively, payable to John Carlson, the Company's Chief Executive Officer and a Director of the Company.

12.  COMMITMENTS AND CONTINGENCIES

Employment agreements - On June 30, 2014, the Company entered into employment agreements, effective July 1, 2014 with the Company's Chief Executive and Chief Financial Officers.  The employment agreements provide for levels of compensation and continuation of benefit under Company benefit plans.  The agreements have severance provisions and are effective until 18 months after notice of termination is given by either party.  Copies of the employment agreements were attached as exhibits to the Form 8-K filed on July 1, 2014.

Leases – The Company's corporate office is located at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260, in an approximately 1,500 square foot facility.  At June 30, 2016 the facility was occupied on a month to month basis with monthly payments of $1,800 (including rental tax).  Effective August 1, 2016, the month to month payment increased to $1,900 (including rental tax).

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ten year land lease related to Deer Creek, was effective May 1, 2012 and has two additional ten year option periods that may be activated by AES.  The initial terms of the lease requires minimum monthly lease payments of $100 per acre (increasing to $150 and $200 per acre for the second and third ten year option periods, respectively) plus additional royalty payments based upon quantities of produced water received (approximately $0.25 per barrel) at the site. The design and construction of the Deer Creek water disposal facility required certain changes to the Goodwin Solid Waste facility resulting in extra costs to the landlord (owner of Goodwin Solid Waste).  As incentive for the landlord to approve the facility design, AES agreed to limit landlord construction improvement costs related to the leased land to $200,000.  Included in the $200,000 limited amount was $100,000 of landlord improvement costs to be paid by AES and reimbursed through a 50% credit against the $0.25 per barrel royalty payments due to the landlord.  The prepaid royalty expired on August 31, 2015 under terms of the agreement and therefore had a zero balance at June 30, 2016.  Under certain circumstances, the acreage covered by the lease may be expanded by up to 50 acres to allow for additional expansion at the site.

Rent expense for the fiscal years ended June 30, 2016 and 2015 were $60,500 and $53,300, respectively.  Future minimum non-contingent payments as of June 30, 2016 are as follows:

FUTURE MINIMUM PAYMENTS
FOR THE YEAR ENDED JUNE 30,
2017	$28,600
2018	28,600
2019	28,600
2020	28,600
2021	28,600
Thereafter	23,900
TOTAL	$166,900

Legal Proceedings – The Company is a defendant and counterclaimant in litigation involving its subsidiary, TSI Dissolution Corp. (formerly known as Alanco/TSI Prism, Inc.) ("TSI") and the purchaser of TSI's assets, Black Creek Integrated Systems Corp. ("Black Creek").  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case No. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney's fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment and had posted a bond with the court in conjunction with the Company's appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court's damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court's decision vacated the trial court's attorney's fees award and awarded TSI approximately $21,900 of its fees on appeal.  At June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  Under the court's direction, the Company followed the dispute guidelines defined in the asset purchase agreement which resulted in an award to Black Creek of approximately $13,000.  The Company has previously stipulated that it owed Black Creek approximately $9,600 for shared expenses incurred from 2010 - 2011.  The court is currently reviewing Black Creek's recent attorney's fees application and the Company's answer to said application.  If the court were to grant a fee award to Black Creek, the range could be any amount from zero to the amount applied for, approximately $160,000.  The Company vehemently disagrees with Black Creek's attorney's fees claim and believes that its legal defenses in its answer to Black Creek's attorney's fees application will preclude any award and accordingly the Company has not recorded a liability.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of June 30, 2016, other than the litigation discussed above, there was no such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.      SHAREHOLDERS' EQUITY

Preferred Shares – the Company has 25,000,000 authorized no par shares of Preferred Stock of which 5,000,000 have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  As of June 30, 2016 and 2015, no Preferred Stock of any series is issued or outstanding.  The Board of Directors is authorized to issue preferred stock in one or more series and denominations and to fix the rights, preferences, privileges, and restrictions, including dividend, conversion, voting, redemption, liquidation rights or preferences, and the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders.

Common Shares - The authorized capital stock of the Company consists of 75,000,000 shares of no par Class A Common Stock, each entitled to one vote per share, and 25,000,000 shares of no par Class B Common Stock, each entitled to one-one hundredth (1/100th) of one vote per share.  No Class B Common Stock has been issued and none was outstanding at June 30, 2016 and 2015.

During fiscal year ended June 30, 2016, the Company did not issue any shares of Class A Common Stock.  The value of stock-based compensation recognized during fiscal year ended June 30, 2016 was $27,800 and $1,100 was recognized for the value of exercisable detachable warrants issued with debt.

During fiscal year ended June 30, 2015, the Company issued 75,000 shares of Class A Common Stock for services valued at $31,500.  During the same period, the Company repurchased and retired 55,100 shares for $20,800 resulting in a 55,100 reduction in outstanding shares of Common Stock.  The value of stock-based compensation recognized during fiscal year ended June 30, 2015 was $41,800.

During the year ended June 30, 2015, the Company recognized a comprehensive income adjustment in the amount of ($121,200), reported in the Consolidated Statement of Changes in Shareholders' Equity.  There was no comprehensive income adjustment during the fiscal year ended June 30, 2016 since all marketable securities were sold in the prior year.
On December 12, 2011 the Company announced that its board of directors had authorized a stock repurchase program whereby the Company could repurchase up to 2 million shares of its outstanding common stock over the next 12 months.  The stock repurchase program was extended several times and expired on December 31, 2015.  For the year ended June 30, 2015, the Company had repurchases under the program for a total of 55,100 shares at a cost of approximately $20,800, or $0.38 per share.
14.     RETIREMENT PLAN

The Company provides a 401(k) retirement plan for its employees.  Employees are eligible to participate in the plan on the first of the month following 90 days of continuous employment.  Employee salary deferral rates are not restricted by the Company, however, IRS limits and limitations imposed by discrimination tests may affect the allowed salary deferral rate.  The Company's 401(k) retirement plan has a Safe Harbor provision which requires all employees receive a 3% match based on gross wages.  The Company's matching contributions totaled $6,900 and $12,000 for the years ended June 30, 2016 and 2015, respectively.

15.      LIQUIDITY AND GOING CONCERN

During the fiscal years ended June 30, 2016 and 2015, the Company reported a net loss of ($1,594,800) and ($900,600), respectively and operating loss of ($1,620,900) and ($1,173,800), respectively.  Historically, the Company had relied on the liquidation of its investment in Marketable Securities to fund working capital needs.   The Company sold all remaining marketable securities during fiscal 2015.  These factors raise doubt about the Company's ability to continue as a going concern for the next year.  The Company's fiscal 2017 operating plan includes divestiture of the undeveloped AES Indian Mesa site which is currently classified as Assets Held for Sale.  Management cannot assure that the sale of Indian Mesa will be finalized which would provide additional cash flow to the Company.    The Company is continuing to analyze options to monetize current and future operations of Deer Creek.  There is no assurance that the Company will be able to execute options for Deer Creek.  The

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company announced it is entering the behavioral health market and the business plan includes the acquisition of behavioral health businesses which requires capital.  There is no assurance the Company will be able to raise additional financing which may be in the form of public or private debt or equity financing, or both.  If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to continue operations may be materially adversely affected.   Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company's independent registered public accounting firm has included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2016 discussing the substantial doubt of the Company's ability to continue as a going concern.

16.  SUBSEQUENT EVENTS

Subsequent to June 30, 2016, ACC and the Company amended the loan agreement by requiring minimum monthly payments of $10,000 per month starting 60 days following implementation of an immigration reform program which allows DAPA or a similar program to be implemented in the United States.  In addition, the maturity date was extended to August 31, 2018.  All other terms of the note remained the same and all amounts payable were current.  The ACC note receivable is fully reserved for as of June 30, 2016.

Subsequent to June 30, 2016, the Company formed Alanco Behavioral Health, Inc. ("ABH"), a wholly-owned subsidiary incorporated in the State of Arizona.  The venture will be led by David C. Johnson, President.  The Company launched ABH to pursue its business plan to consolidate small cap private behavioral health companies through acquisition.  The Company's objective is to create a market leader in behavioral health treatment services helping people and their families while adding value to the Company's shareholders through strong revenue growth and cash flow.  On September 23, 2016 the Company executed a Letter of Intent to purchase the operations of Bella Monte Recovery, LLC, its first acquisition in the behavioral health market.

Subsequent to June 30, 2016, the Company received a board resignation notice from Joshua Silverman, effective immediately on the date thereof, September 6, 2016.  Mr. Silverman noted the need to fulfill other professional obligations and confirmed there are no disagreements with the Company.

Subsequent to June 30, 2016, the Company drew an additional $200,000 from its line of credit with the Anderson Family Trust resulting in a current balance of $400,000 with $100,000 of remaining available credit.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 9A. CONTROLS AND PROCEDURES
(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective.  Management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company's financial position, results of operations, comprehensive income (loss) and cash flows for the periods and dates presented.
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

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016 and determined that the Company's controls and procedures were effective at the reasonable assurance level.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

None.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The officers and directors of the Company, elected at Alanco's April 28, 2014 Annual Meeting of Shareholders to serve in their capacity until the next meeting of the Shareholders are:
Name	Age	Position	Year First Director / Officer
Harold S. Carpenter	82	Director	1995
James T. Hecker	59	Director	1997
Thomas C. LaVoy	56	Director	1998
John A. Carlson	69	Director/C.E.O.	1999
Danielle L. Haney	47	C.F.O.	2014

John A. Carlson: Mr. Carlson was appointed Chief Executive Officer of Alanco Technologies, Inc. in March 2014.  Mr. Carlson joined the Company in September 1998 as Senior Vice President/Chief Financial Officer.  Mr. Carlson started his career with Price Waterhouse & Co. in Chicago, Illinois.  He has over twenty-five years of public and private financial and operational management experience, including over twelve years as Vice President of Finance, Chief Financial Officer and Corporate Secretary of The Webb Company, a then NASDAQ listed Fortune 1000 printing and publishing company located in St. Paul, Minnesota.  Mr. Carlson earned his Bachelor of Science degree in Business Administration at the University of South Dakota, and received his Certified Public Accountant certificate in 1973.

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

Thomas C. LaVoy: Thomas C. LaVoy has served as Chief Executive Officer of IsoRay Medical since February 2016, a company for which Mr. LaVoy has served as a Director since 2005 and Chairman of the Board since January 2016.  From July 1997 to January 2016, Mr. LaVoy served as Chief Financial Officer of SuperShuttle International, Inc., and as Secretary from March 1998 to January 2016.  From September 1987 to February 1997, Mr. LaVoy served as Chief Financial Officer of NASDAQ-listed Photocomm, Inc.  Mr. LaVoy was a Certified Public Accountant with the firm of KPMG Peat Marwick from 1980 to 1983.  Mr. LaVoy has a Bachelor of Science degree in Accounting from St. Cloud University, Minnesota, and is a Certified Public Accountant.

Danielle L. Haney: Danielle L. Haney served as the Controller for various subsidiaries of the Company since September 2001.  Starting in August 2007, Ms. Haney began serving as the Company's Corporate Controller and in March 2014 was appointed to the position of Chief Financial Officer.  From August 1994 to August 2001, Ms. Haney served in various accounting positions at Kyocera Solar, Inc. (formerly Photocomm, Inc.), most recently as the Controller.  Ms. Haney has a Bachelor of Science degree in Accounting from Arizona State University.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

On February 25, 2016, the Company's Board of Directors appointed Joshua Silverman to serve as a member of the Board of Directors until the next meeting of the Shareholders.  Effective September 6, 2016, Mr. Silverman resigned his board membership noting the need to fulfill other professional obligations and confirmed there are no disagreements with the Company.

Joshua Silverman:  Joshua Silverman, 46, is the Co-founder and is a Principal and Managing Partner of Iroquois Capital Management, LLC, the Registered Investment Advisor to Iroquois Capital LP and Iroquois Capital (Offshore) Ltd.  Mr. Silverman has served a Co-Chief Investment Officer of Iroquois since inception in 2003.  From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank.  Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions.  Previously, Mr. Silverman served as Assistant Press Secretary to The President of the United States.  Mr. Silverman received his B.A. from Lehigh University in 1992.

Non-Director Significant Employees

The Company generally reports officers of its operating subsidiaries.  However, there are no additional officers to report as the Company's CEO and CFO are the officers of its sole operating subsidiary.

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

The Audit/Corporate Governance Committee provides general oversight of the Company's financial reporting and disclosure practices, system of internal controls, and the Company's processes for monitoring compliance by the Company with Company policies.  The Audit/Corporate Governance Committee reviews with the Company's independent registered public accounting firm the scope of the audit for the year, the results of the audit when completed, and the independent registered public accounting firm's fee for services performed.  The Audit/Corporate Governance Committee also recommends the independent registered public accounting firm to the Board of Directors and reviews with management various matters related to its internal accounting controls.  During the last fiscal year, there were three meetings of the Audit/Corporate Governance Committee.

Management is responsible for the Company's internal controls and the financial reporting process.  The independent registered public accounting firm is responsible for performing an independent audit of the Company's consolidated financial statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and issuing a report thereon.  The Audit/Corporate Governance Committee is responsible for overseeing and monitoring the quality of the Company's accounting and auditing practices.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Code of Ethics

The Company has adopted a Corporate Code of Business Conduct and Ethics, which was included as Exhibit 99.2 in the Company's Form 10-Q filed with the SEC on November 15, 2004.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

The Code of Business Conduct and Ethics is presented on the Company's web page under the subheading "Corporate Governance."  Shareholders may receive a copy of the Company's adopted Code of Conduct, without charge, via e-mail request to alanco@alanco.com, by calling the Company at 480-607-1010, or by writing to the Company to the attention of the Company's Corporate Secretary at 7950 E. Acoma Drive, Suite 111, Scottsdale, Arizona 85260.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 11.  EXECUTIVE COMPENSATION
Summary Compensation Table

The following table sets forth the compensation paid by the Company for the services rendered during the fiscal years ended June 30, 2016 and 2015 to the Company's Chief Executive Officer and Chief Financial Officer during the last fiscal year (collectively, the "Named Executive Officers").  No stock appreciation rights ("SARs") have been granted by the Company to any of the Named Executive Officers during the last two fiscal years.

						Long-Term
		Annual Compensation				Compensation
						Securities
						(# shares)
	Name and				Other (1)	Underlying
	Principal	Annual			Annual	Options
	Position	Salary		Bonus	Comp $	Granted in FY (2)

John A. Carlson, CEO
	FY 2016	$130,600	(3)	None	$21,300	-
	FY 2015	$209,100	(3)	None	$14,700	100,000
Danielle L. Haney, CFO
	FY 2016	$100,000		None	$7,300	-
	FY 2015	$99,200		None	$5,700	50,000

(1)	Represents supplemental executive benefit reimbursement for the year and Company matching for Alanco's 401(K) Profit Sharing Plan.

(2)	Five year stock options granted at not less than market on the date of exercise, or $0.50, with a vesting period over five quarters.

(3)	The amount reflected here reflects cash paid. An additional amount of $53,100 and $5,300 was accrued at June 30, 2016 and 2015, respectively, for deferred wages.

Option Grants in Last Fiscal Year

There were no stock option grants during the fiscal year ending June 30, 2016.  No stock appreciation rights ("SARs") have been granted by the Company.  During the fiscal year ended June 30, 2016, 3,200 previously granted stock options expired or were cancelled.
Aggregated Options and Warrants

The following table sets forth the number of exercised and unexercised options held by each of the Named Executive Officers and/or Directors at June 30, 2016, and the value of the unexercised, in-the-money options at June 30, 2016.
Name	Shares Acquired On Exercise During 2016 Fiscal Year	Value Realized ($) (1)	Unexercised Options at Fiscal Year End (Shares) (2)	Exercise Price ($/Sh)	Expiration Date	Value of Unexercised In-The-Money Options at FYE ($) (3)
John Carlson	0	0	305,000	$$0.50 - $0.75	4/9/17 to 11/4/19	0
Harold Carpenter	0	0	190,000	$$0.50 - $0.75	4/9/17 to 11/4/19	0
James Hecker	0	0	230,000	$$0.50 - $0.75	4/9/17 to 11/4/19	0
Thomas LaVoy	0	0	170,000	$$0.50 - $0.75	4/9/17 to 11/4/19	0
Danielle Haney	0	0	95,000	$$0.50 - $0.75	4/9/17 to 11/4/19	0
Joshua Silverman	0	0	0	-	-	0

(1) Calculated as the difference between the closing price on the date exercised and the exercise price, multiplied by the number of options exercised.
(2) Represents the number of securities underlying unexercised options that were exercisable at 2016 Fiscal Year End.
(3) Calculated as the difference between the closing price of the Company's Common Stock on June 30, 2016, and the exercise price for those options exercisable on June 30, 2016, with an exercise price less than the closing price, multiplied by the number of applicable options.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
Option Grants Subsequent to Fiscal Year End

No employee stock options were granted subsequent to 2016 fiscal year end.

Employment Agreements and Executive Compensation

On June 30, 2014, the Company entered into employment agreements, effective July 1, 2014, with the Company's Chief Executive Officer and Chief Financial Officer.  The employment agreements provide for levels of compensation and continuation of benefit under company benefit plans.  The agreements have severance provisions and are effective until 18 months after notice of termination is given by either party.  The employment agreements were filed via Form 8-K on July 1, 2014 and are incorporated by reference to this 10-K filing.

Compensation of Directors

During fiscal year 2016, the Company added a fifth member to the Board of Directors.  During fiscal 2016, the four continuing directors earned $12,000 in fees of which cash payments of $9,000 were paid during the year and $3,000 was accrued at June 30, 2016.  The new director earned $4,000 in fees of which cash payments of $2,000 were paid during the year and $2,000 was accrued at June 30, 2016.

During fiscal year 2015, non-employee Directors were compensated for their services in cash for a total of $7,500 plus 25,000 stock grants for a total of 75,000 shares value at $31,500.  The Company recorded $16,500 of expense related to the stock grants during fiscal year 2015 and had accrued $15,000 as of June 30, 2014.  In addition, each independent director was granted 80,000 stock options during the fiscal year 2015.  All Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Newly appointed Directors may receive options to purchase shares of common stock at fair market value.  Upon each subsequent anniversary of the election to the Board of Directors, each non-employee Director may receive additional options to purchase shares of common stock at fair market value.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to each shareholder known by Alanco to be the beneficial owner of more than 5% of the outstanding Alanco common stock or voting rights as of September 20, 2016.  Information regarding the stock ownership of the Estate of Robert R. Kauffman, former Alanco Chairman and Chief Executive Officer and John A. Carlson, current Alanco Chairman and Chief Executive Officer is also shown in the table in the following section, Current Directors and Executive Officers.  Exercisable stock options owned by the individuals listed below have exercise prices ranging from $0.50 to $0.75 per share.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Five Percent Owners

		Class A
		Common		Total			Total
		Shares		Voting			Stock
		Owned		Rights			and
	Class A	Percent		Owned			Options
	Common	of	Total	Percent	Exercisable	Total Stock	Percent of
	Shares	Class	Voting	of	Stock	Owned and	Voting
	Owned	(1)	Rights	Class (1)	Options	Options	Rights (2)
Robert R. Kauffman Estate	632,824	12.70%	632,824	12.70%	150,000	782,824	15.25%
John A. Carlson	213,935	4.29%	213,935	4.29%	305,000	518,935	9.81%
Iroquois Capital Management, LLC (3)	474,398	9.52%	474,398	9.52%	-	474,398	9.52%

(1)
The percentages for Class A Common Stock shown are calculated based upon 4,982,400 shares of Class A Common Stock outstanding on September 20, 2016. The percentages for Total Voting Rights are calculated based upon 4,982,400 voting rights on September 20, 2016.

(2)	In calculating the percentage of ownership, option shares are deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of voting right shares owned by any other stockholders.
(3)	Per Schedule 13D filed with the SEC on May 7, 2014, Iroquois Capital Management, LLC with joint filers Iroquois Master Fund Ltd., Joshua Silverman and Richard Abbe are the owners of 474,398 shares of the Company's Class A Common Stock. The address of the principal office of each of the Reporting Persons is 641 Lexington Avenue, 26th Floor, New York, New York 10022. In February 2016, Joshua Silverman was named to the Board of Directors of the Company and Mr. Silverman resigned his board membership effective September 6, 2016.

Security Ownership of Management

The following table sets forth the number of exercisable stock options and the number of shares of the Company's Common Stock beneficially owned as of September 20, 2016, by individual directors and executive officers and by all directors and executive officers of the Company as a group.

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Securities of the Registrant Beneficially Owned (1)

							Total
				Total			Stock
	Class A	Shares		Voting	Stock	Total	Plus
	Common	Owned	Total	Rights	Options	Stock	Options
	Stock	Percent	Voting	Percent	Exercisable	Owned	Percent of
Name of	Shares	of Class	Rights	of Class	@ 9/20/16	Plus	Voting
Beneficial Owner (2)	Owned	(4)	Owned	(4)	+ 60 days (5)	Options	Rights (6)

Robert R. Kauffman	632,824	12.70%	632,824	12.70%	150,000	782,824	15.25%
Former Director/COB/CEO
John A. Carlson	213,935	4.29%	213,935	4.29%	305,000	518,935	9.81%
Director/EVP/CEO
Joshua Silverman (7)	474,398	9.52%	474,398	9.52%	-	474,398	9.52%
Director
Harold S. Carpenter	25,329	0.51%	25,329	0.51%	190,000	215,329	4.16%
Director
James T. Hecker (3)	47,187	0.95%	47,187	0.95%	230,000	277,187	5.32%
Director
Thomas C. LaVoy	27,914	0.56%	27,914	0.56%	170,000	197,914	3.84%
Director
Danielle L. Haney	-	0.00%	-	0.00%	95,000	95,000	1.87%
CFO

Officers and Directors	1,421,587	28.53%	1,421,587	28.53%	1,140,000	2,561,587	41.84%
as a Group (5 individuals)

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally indicates voting or investment power with respect to securities. In accordance with SEC rules, shares that may be acquired upon conversion or exercise of stock options, warrants or convertible securities which are currently exercisable or which become exercisable within 60 days are deemed beneficially owned. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.
(2)	COB is Chairman of the Board; CEO is Chief Executive Officer; EVP is Executive Vice President; CFO is Chief Financial Officer.
(3)	Excludes 240,277 shares of Class A Common Stock owned by Rhino Fund LLLP. The fund is controlled by Rhino Capital Incorporated, for which Mr. Hecker serves as Treasurer and General Counsel. Mr. Hecker disclaims beneficial ownership of such shares.
(4)	The percentages for Class A Common Stock shown are calculated based upon 4,982,400 shares of Class A Common Stock outstanding on September 20, 2016. The percentages for Total Voting Rights Percent of Class are calculated based upon 4,982,400 voting rights as of September 20, 2016.
(5)	Represents unexercised stock options issued to named executive officers and directors. All options listed that were issued to the executive officers and directors were exercisable at September 20, 2016.
(6)	The number and percentages shown include the voting rights shares actually owned at September 20, 2016 and the shares of common stock that the identified person or group had a right to acquire within 60 days after September 20, 2016. The percentages shown are calculated based upon 4,982,400 voting rights as of September 20, 2016. In calculating the percentage of ownership, option shares are deemed to be outstanding for the purpose of computing the percentage of shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other stockholders.
(7)	Per Schedule 13D filed with the SEC on May 7, 2014, Iroquois Capital Management, LLC with joint filers Iroquois Master Fund Ltd., Joshua Silverman and Richard Abbe are the owners of 474,398 shares of the Company's Class A Common Stock. In February 2016, Mr. Silverman was named to the Board of Directors of the Company and Mr. Silverman resigned his board membership effective September 6, 2016.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
See Note 11 to the consolidated financial statements for related party transactions and discussion.

Director Independence

Using the listing standards of Nasdaq and the SEC, the Company's Board of Directors has determined that Mr. Carpenter, Mr. Hecker, Mr. LaVoy and Mr. Silverman each qualify under such standards as an independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of the Company's annual financial statements and review of the  Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, for the fiscal years ended June 30, 2016 and 2015 were approximately $81,300 and $81,400, respectively.

Audit Related Fees
In fiscal year 2016, approximately $15,700 was billed for assurance related services rendered by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the "Audit Fees" paragraph above.  No such fees were billed in fiscal year 2015.

All Other Fees
Other than the services described above under "Audit Fees", during the fiscal years ended June 30, 2016 and 2015, Semple, Marchal & Cooper, LLP did not provide tax or other services.

Audit Committee Pre-Approval Policies and Procedures

The 2016 and 2015 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit/Corporate Governance Committee pre-approves both the type of services to be provided by our independent registered public accounting firm and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor's independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit and non-audit fees initially approved.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Exhibits
3(i)	Articles of Incorporation of Alanco Technologies, Inc. (1)
3(ii)	Bylaws of Alanco Technologies, Inc. (1)
3(iii)	Amendment to Articles of Incorporation or Bylaws of Alanco Technologies, Inc. (9)
3(iiii)	Audit/Corporate Governance Committee Charter (8)
4.1	Series B Preferred Convertible Stock Description (2)
10.1	1996 Directors and Officers Stock Option Plan and Kauffman and Carlson Stock Option Agreements (3)
10.2	2004 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (4)
10.3	2005 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (5)
10.4	2006 Incentive Stock Option Plan and Directors and Officers Stock Option Plan (6)
10.5	Alanco 2011 Stock Incentive Plan (10)
10.6	Employment Compensation Agreement between the Company and Robert R. Kauffman (18)
10.7	Employment Compensation Agreement between the Company and John A. Carlson (18)
10.8	Employment Compensation Agreement between the Company and John A. Carlson (20)
10.9	Employment Compensation Agreement between the Company and Danielle L. Haney (20)
10.10	Anderson Family Trust Credit Line Agreement (21)
14.1	Corporate Code of Business Conduct and Ethics (7)
21	Subsidiaries of the Registrant
Name State of Incorporation
StarTrak Systems, LLC Delaware
Alanco Energy Services, Inc. Colorado
22.1	Published report regarding matters submitted to vote of security holders (17)
31.1	Certification of John A. Carlson, Chief Executive Officer of Alanco Technologies, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Danielle L. Haney, Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Alanco Technologies, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

Footnotes:
(1)	Incorporated by reference to Form 10KSB filed September 27, 2001
(2)	Incorporated by reference to Form DEFM14A filed April 22, 2002
(3)	Incorporated by reference to Form S-8 filed October 22, 1998
(4)	Incorporated by reference to Form S-8 filed February 17, 2005
(5)	Incorporated by reference to Form S-8 filed February 2, 2006
(6)	Incorporated by reference to Form S-8 filed March 21, 2007
(7)	Incorporated by reference to Form 10QSB filed November 15, 2004
(8)	Incorporated by reference to Form 14A filed October 18, 2004
(9)	Incorporated by reference to Form 8-K filed September 18, 2009
(10)	Incorporated by reference to Form S-8 filed June 21, 2011
(11)	Incorporated by reference to Form 8-K filed December 14, 2011
(12)	Incorporated by reference to Form 8-K filed January 3, 2012
(13)	Incorporated by reference to Form 8-K filed April 5, 2012
(14)	Incorporated by reference to Form 8-K filed April 10, 2012
(15)	Incorporated by reference to Form 8-K filed April 30, 2012
(16)	Incorporated by reference to Form 8-K filed August 1, 2012
(17)	Incorporated by reference to Form 8-K filed May 1, 2014
(18)	Incorporated by reference to Form 10-K filed October 13, 2011
(19)	Incorporated by reference to Form 10-K filed October 9, 2012
(20)	Incorporated by reference to Form 8-K filed July 1, 2014
(21)	Incorporated by reference to Form 8-K filed July 5, 2016.

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
ALANCO TECHNOLOGIES, INC.

(Registrant)
Date: September 30, 2016	By:	/s/ Danielle L. Haney
Name: Danielle L. Haney
Title: Chief Financial Officer

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

SIGNATURE	TITLE	DATE

/s/ John A. Carlson	Director & Chief Executive Officer	September 30, 2016
John A. Carlson

/s/ James T. Hecker	Director	September 30, 2016
James T. Hecker

/s/ Harold S. Carpenter	Director	September 30, 2016
Harold S. Carpenter

/s/ Thomas C. LaVoy	Director	September 30, 2016
Thomas C. LaVoy

/s/ John A. Carlson
Name: John A. Carlson
Title: Chief Executive Officer

Transfer Agent
Computershare Trust Company, Inc.
8742 Lucent Blvd., Suite 225
Highlands Ranch, CO  80129
303-262-0600
Fax:  303-262-0700