Form 10-Q
period 2016-09-30
ALANCO TECHNOLOGIES INC
filed 2016-11-14
CIK 98618

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
As of November 7, 2016 there were 4,982,400 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited)		4
		and June 30, 2016

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended September 30, 2016 and 2015

		Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)		6
		For the three months ended September 30, 2016

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the three months ended September 30, 2016 and 2015		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)			8
		Note A –	Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Note Receivable – Related Party
		Note D –	Assets Held for Sale and Discontinued Operations
		Note E –	Property and Equipment
		Note F –	Note Payable
		Note G –	Earnings Per Share
		Note H –	Equity
		Note I –	Contingent Payments
		Note J –	Asset Retirement Obligation
		Note K –	Commitments and Contingencies
		Note L –	Related Party Transactions
		Note M –	Subsequent Events
		Note N –	Liquidity and Going Concern

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations		18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		23

	Item 4.	Controls and Procedures		23

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		24

	Item 6.	Exhibits		24

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

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND JUNE 30, 2016

	September 30, 2016	June 30, 2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,400	$139,600
Accounts receivable - trade, net	200	3,900
Other receivables - related party	2,300	2,800
Assets held for sale	1,653,500	1,653,500
Prepaid expenses and other current assets	63,200	47,300
Total current assets	1,728,600	1,847,100

PROPERTY AND EQUIPMENT, NET	2,065,100	2,111,000

OTHER ASSETS
Trust account - asset retirement obligation	90,800	86,100
TOTAL ASSETS	$3,884,500	$4,044,200

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$205,200	$251,400
Accrued expenses	305,800	146,200
Note payable, current	400,000	-
Total current liabilities	911,000	397,600

LONG-TERM LIABILITIES
Note payable	-	200,000
Contingent payments, long-term	677,400	672,700
Asset retirement obligation	434,000	434,000
TOTAL LIABILITIES	2,022,400	1,704,300

SHAREHOLDERS' EQUITY
Preferred Stock - no shares issued or outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,982,400
shares issued and outstanding at September 30, 2016
and June 30, 2016	109,190,000	109,188,200
Accumulated Deficit	(107,327,900)	(106,848,300)
Total shareholders' equity	1,862,100	2,339,900

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,884,500	$4,044,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2016	2015

NET REVENUES	$3,800	$114,300
Cost of revenues	90,400	260,400
GROSS LOSS	(86,600)	(146,100)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	73,600	93,700
Alanco Energy Services	139,500	157,000
Stock-based compensation	-	13,900
	213,100	264,600

OPERATING LOSS	(299,700)	(410,700)

OTHER INCOME AND (EXPENSE)
Interest income	7,100	7,400
Interest expense	(11,000)	-
LOSS FROM CONTINUING OPERATIONS	(303,600)	(403,300)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(176,000)	-
LOSS FROM DISCONTINUED OPERATIONS	(176,000)	-

NET LOSS	$(479,600)	$(403,300)

LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$(0.04)	$-
Net loss per share	$(0.10)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,982,400	4,982,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTAL
Balances, June 30, 2016	4,982,400	$109,188,200	$(106,848,300)	$2,339,900
Value of warrants	-	1,800	-	1,800
Net loss	-	-	(479,600)	(479,600)
Balances, September 30, 2016	4,982,400	$109,190,000	$(107,327,900)	$1,862,100

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(479,600)	$(403,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,900	46,100
Accretion of fair value - contingent payments	4,700	4,700
Stock-based compensation for options	-	13,900
Exercisable warrants issued under note payable to Anderson Family Trust	1,800	-
Changes in operating assets and liabilities:
Accounts receivable - trade	3,700	(8,800)
Other receivables - related party	500	(2,400)
Prepaid expenses and other current assets	(15,900)	131,300
Trust account - asset retirement obligation	(4,700)	(4,700)
Accounts payable and accrued expenses	113,400	(57,100)
Net cash used in operating activities	(330,200)	(280,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of American Citizenship Center, LLC note receivable	-	17,200
Purchase of land, property, and equipment	-	(600)
Net cash provided by investing activities	-	16,600

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to Anderson Family Trust	200,000	-
Net cash provided by financing activities	200,000	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(130,200)	(263,700)

CASH AND CASH EQUIVALENTS, beginning of period	139,600	788,900

CASH AND CASH EQUIVALENTS, end of period	$9,400	$525,200

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Non-cash investing & financing activities:
Value of exercisable warrants issued under note payable to Anderson Family Trust	$1,800	$-
Value of stock-based compensation for options	$-	$13,900

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements

Nature of Operations

Alanco Technologies, Inc. (OTCQB:  ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly-owned subsidiaries.  The Company's subsidiary, Alanco Energy Services, Inc. ("AES"), operates a water disposal facility near Grand Junction, CO to receive and dispose of produced water generated as a byproduct from oil and natural gas production in Western Colorado.  During the fiscal year 2016, the Company implemented a plan to divest of its 160 acre owned and undeveloped land and associated permits located near its water disposal facility and known as Indian Mesa.  Refer to Note D - Assets Held for Sale and Discontinued Operations for further discussion.

During the current quarter, the Company formed Alanco Behavioral Health, Inc. ("ABH"), a wholly-owned subsidiary incorporated in the State of Arizona.  The venture will be led by David C. Johnson, President.  The Company launched ABH to pursue its business plan to consolidate small cap private behavioral health companies through acquisition.  The Company's objective is to create a market leader in behavioral health treatment services helping people and their families while adding value to the Company's shareholders through strong revenue growth and cash flow.  On September 23, 2016 the Company executed a Letter of Intent to purchase the operations of Bella Monte Recovery, LLC, its first planned acquisition in the behavioral health market.  The Company is in the process of performing due diligence with a target closing date of December 1, 2016.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements.  Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

The condensed consolidated balance sheet as of June 30, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements should be read in conjunction with the  Company's June 30, 2016 Annual Report filed on Form 10-K.  Interim results are not necessarily indicative of results for a full year.

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

Fair Value of Assets and Liabilities – The estimated fair values for assets and liabilities are determined at discrete points in time based on relevant information. The Accounting Standards Codification ("ASC") prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs other than quoted prices included within Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.  These estimates involve uncertainties and cannot be determined with precision. The Company's policy is to recognize transfers into and out of Level 1, 2 and 3 categories as of the date of the event or change in circumstances occurs. The carrying amounts of receivables, prepaid expenses, trust account, accounts payable, accrued liabilities and note payable approximate fair value given their short-term nature or their effective interest rates, which represent Level 3 input levels.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following are the classes of assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and June 30, 2016, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Fair Value at September 30, 2016

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	September 30,
	Assets	Inputs	Inputs	2016
Asset Retirement Obligation	$-	$-	$434,000	$434,000
Contigent Land Payment	-	-	677,400	677,400
	$-	$-	$1,111,400	$1,111,400

Fair Value at June 30, 2016

	Level 1:
	Quoted Prices	Level 2:
	in active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	September 30,
	Assets	Inputs	Inputs	2016
Asset Retirement Obligation	$-	$-	$434,000	$434,000
Contigent Land Payment	-	-	672,700	672,700
	$-	$-	$1,106,700	$1,106,700

    The following is a reconciliation of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2016.

	Asset	Contingent
	Retirement	Land
	Obligation	Payment	Total
Opening balance	$434,000	$672,700	$1,106,700
Accretion expense	-	4,700	4,700
Closing balance	$434,000	$677,400	$1,111,400

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

Assets Held for Sale – The Company has implemented a plan to divest of its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  As a result, the value of the land and associated permits has been classified as Assets Held for Sale at September 30, 2016.  A long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell.  The value of Assets Held for Sale represents the carrying amount.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding revenue from contracts with customers.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  In August 2015, this accounting pronouncement was deferred for one year, and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of reporting periods beginning after December 15, 2016.  The Company is currently assessing the impact on its financial position and results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In June 2016, the FASB issued guidance regarding credit losses on financial instruments including loans.  The guidance is effective for annual periods beginning after December 15, 2019 including interim periods within those annual periods.  The Company is currently assessing the impact on its financial position and results of operations.

In August 2016, the FASB issued guidance regarding the classification of certain cash receipts and cash payments in the statement of cash flows.  The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years.  Early adoption is permitted provided that all amendments are adopted in the same period.  The Company has adopted the guidance, which had no material impact on its financial position, results of operations or presentation of the statement of cash flows.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2016, that are of significance, or potential significance, to us.

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

•
Expected volatility of award grants made under the Company's plans is measured using the historical daily changes in the market price of the Company's common stock over the expected term of the award and contemplation of future activity;

•	Risk-free interest rate is the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential future forfeitures.

The Company has several employee stock option and officer and director stock option plans that have been approved by the shareholders of the Company.  The plans require that options be granted at a price not less than market on the date of grant and are more fully discussed in our Form 10-K for the year ended June 30, 2016.

The following table summarizes the Company's stock option activity during the first three months of fiscal 2017:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Weighted
			Weighted	Average
			Average	Remaining	Aggregate	Aggregate
			Exercise Price	Contractual	Fair	Intrinsic
		Shares	Per Share	Term (1)	Value (3)	Value (2)

Outstanding July 1, 2016		1,200,000	$0.58	2.03	$273,500	$-
	Granted	-	-	-	-	-
	Exercised	-	-	-	-	-
	Forfeited or expired	-	-	-	-	-
Outstanding September 30, 2016		1,200,000	$0.58	1.78	$273,500	$-
Exercisable September 30, 2016		1,200,000	$0.58	1.78	$273,500	$-

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of September 30, 2016, for those awards that have an exercise price currently below the closing price as of September 30, 2016 of $0.18.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation on the date of grant.

As of September 30, 2016, there was no unamortized Black Scholes value remaining to be recognized as stock-based compensation expense.

As of September 30, 2016, the Company had 140,000 outstanding warrants.  The following table summarizes the Company's warrant activity during the quarter ended September 30, 2016:

	Warrants Outstanding		Warrants Exercisable
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants Outstanding, July 1, 2016	140,000	$0.75	20,000	$0.75
Granted	-	-	-	-
Previously Granted, Vested	-	-	30,000	0.75
Exercised	-	-	-	-
Canceled/Expired	-	-	-	-
Warrants Outstanding, September 30, 2016	140,000	$0.75	50,000	$0.75

Note C – Note Receivable – Related Party

Note receivable at September 30, 2016 and June 30, 2016 represents a note due from American Citizenship Center, LLC ("ACC"), a related party.  Note receivable at September 30, 2016 and June 30, 2016 consists of the following:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	September 30,	June 30,
	2016	2016
Note receivable, gross	$295,400	$295,400
Accounting and loan fees reversed against deferred income	(29,000)	(29,000)
Less reserve	(266,400)	(266,400)
Note receivable, net	$-	$-

The gross balance of $295,400 at September 30, 2016 and June 30, 2016 represents the outstanding amount drawn by ACC on a $295,400 credit line provided by the Company.  The note is secured by all assets of ACC and bears interest at the rate of 9.5% per annum.  Interest of $2,300 is unpaid at September 30, 2016.

ACC's business plan is based on the Executive Action, known as DAPA, issued by President Obama in November 2014.  In February 2015, twenty-six states filed a lawsuit to stop the program and the court granted an injunction meaning that the U.S. Government cannot proceed with rolling out the program.  The U.S. government appealed the lawsuit which went to the 5th Circuit Court of Appeals.  The appeal was unsuccessful and in January 2016, the Supreme Court granted an oral hearing which was held in April 2016.  In June 2016, the Supreme Court announced that the justice votes were even for and against the DAPA case, effectively a no decision.  As a result, it is presumed that the case will go back to trial at the District Court in Texas.  Due to the uncertainty of the court case and overall immigration reform, the Company has fully reserved for the amount of the note as of September 30, 2016 and June 30, 2016.

Note D – Assets Held for Sale and Discontinued Operations

During the fiscal year 2016, Alanco's Board of Directors approved a formal plan to sell its 160 acre owned and undeveloped land and associated permits known as Indian Mesa.  The plan was contemplated because the Company is expanding into other markets that are unrelated to waste disposal.  The Company is utilizing the services of an investment banker to represent the Company in the sale of these assets and expects the sale to occur within one year.  Accordingly, the Assets Held for Sale of $1,653,500 presented in the attached condensed consolidated balance sheet as of September 30, 2016 and June 30, 2016 represents the Indian Mesa land and associated permits.  The classification of the assets to Assets Held for Sale does not affect the Consolidated Statements of Operations as the Indian Mesa land is undeveloped and has no associated discontinued operations.

During the quarter ended September 30, 2016, the Company recorded a loss from discontinued operations in the amount of $176,000 which represents an accrual related to the judgment received from litigation whereby the Company is a defendant and counterclaimant involving the Company's former subsidiary known as Alanco/TSI Prism, Inc. ("TSI") and the purchaser of TSI's assets, Black Creek Systems Corp. ("Black Creek").  The Company vehemently disagrees with Black Creek's attorney's fees claim and the Court ruling and intends to vigorously pursue an appeal of the judgment.  The case is more fully described in Note K – Commitments and Contingencies.

Note E – Property and Equipment

Property and Equipment, net, at September 30, 2016 and June 30, 2016 consist of the following:

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	June 30, 2016	Additions	September 30, 2016
Office furniture and equipment	$51,300	$-	$51,300
Water disposal facility	2,220,900	-	2,220,900
Production equipment	514,400	-	514,400
	2,786,600	-	2,786,600
Less accumulation depreciation	(675,600)	(45,900)	(721,500)
Net book value	$2,111,000	$(45,900)	$2,065,100

Note F – Note Payable

Note payable at September 30, 2016 and June 30, 2016 consists of the following:

	September 30,	June 30,
	2016	2016
Note payable	$400,000	$200,000
Less current	(400,000)	-
Note payable, long-term	$-	$200,000

At September 30, 2016, the Note Payable balance of $400,000 represents the amount drawn against a $500,000 line of credit with the Anderson Family Trust ("Trust") entered into on June 28, 2016.  As of September 30, 2016, the line of credit has an available balance of $100,000.  The line of credit matures on July 1, 2017 when the full outstanding balance is due.  The balance accrues interest at 7% per annum payable monthly and is collateralized by the Company's AES Indian Mesa property.  In addition, the Trust was paid a loan fee of $10,000 plus a warrant to purchase 140,000 shares of Alanco Common Stock of which 20,000 warrants vested immediately and 10,000 warrants vest each month thereafter..  The exercise price per share for the warrants is $0.50 per share for one half of each vested group and $1.00 for the other half of each vested group with a five year term following the issuance date.  The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

During the three months ended September 30, 2016, the Company expensed approximately $5,500, in interest related to the note, approximately $3,600 related to amortization of deferred loan costs, and approximately $1,800 related to the value of 30,000 warrants which vested during the current quarter.  The line of credit has a provision allowing the lender, at the lender's option, to convert up to the full amount of the credit line into shares of a then available class of preferred stock outstanding any time prior to the full repayment of the line of credit.  There is currently no such preferred stock outstanding and the rights and privileges of preferred stock have not been determined.

Note G – Earnings Per Share

Basic and diluted loss per share of common stock was computed by dividing net loss, loss from continuing operations and loss from discontinued operations by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are any options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three months ended September 30, 2016 and 2015, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders' rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,340,000 and 1,200,000 at September 30, 2016 and 2015, respectively.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note H – Equity

The Company did not issue any shares of Common Stock during the three months ended September 30, 2016.

During the three months ended September 30, 2016, the Company recognized the value of exercisable detachable warrants issued with debt in the amount of $1,800.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At September 30, 2016 and June 30, 2016, no Preferred Stock of any series was issued or outstanding.

Note I - Contingent Payments

Contingent payments at September 30, 2016 and June 30, 2016 are as follows:

	September 30,	June 30,
	2016	2016
Contingent land payment	$677,400	$672,700
Less current portion	-	-
Contingent payments, long-term	$677,400	$672,700

Contingent land payment of $677,400 at September 30, 2016 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. ("AES") acquired 160 acres of land known as Indian Mesa.  The maximum total of $800,000 of contingent land payments is based upon 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter for activity at both the Deer Creek and the Indian Mesa locations.  The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the three months ended September 30, 2016 by $4,700.  During the three months ended September 30, 2016, no contingent land payment was earned or payable under the contingency formula.  The contingent land payment is an obligation of the Company which will not be transferred to the buyer of the Indian Mesa land and associated permits discussed in Note D - Assets Held for Sale and Discontinued Operations.  The Company will maintain the liability for contingent payments resulting from future revenues on the Indian Mesa land resulting from the buyer's operations.

The Company also has a contingent purchase price liability with TC Operating, LLC ("TCO") under the original agreement executed in April 2012 which transferred the Deer Creek facility land lease to the Company.  TCO can earn additional purchase price payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent purchase price), approximately the initial term of the lease.  As of September 30, 2016 and June 30, 2016, the Company had no liability recorded for the contingent purchase price based on the probability of the contingent payment being realized.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note J – Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $434,000 at September 30, 2016 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company's lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

The Company reviews the asset retirement obligation quarterly and performs a formal annual assessment of its estimates to determine if an adjustment to the value of the asset retirement obligation is required.

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that, over the expected lease period, will build liquid assets to meet the asset retirement obligation.  During the three months ended September 30, 2016, the Company made the required quarterly payments.  The balances in the trust account for the asset retirement obligation as of September 30, 2016 and June 30, 2016 were $90,800 and $86,100, respectively.

Note K – Commitments and Contingencies

Legal Proceedings

The Company is a defendant and counterclaimant in litigation involving its former subsidiary known as Alanco/TSI Prism, Inc. ("TSI") and the purchaser of TSI's assets, Black Creek Integrated Systems Corp. ("Black Creek").  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case No. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney's fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment and had posted a bond with the court in conjunction with the Company's appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court's damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court's decision vacated the trial court's attorney's fees award and awarded TSI approximately $21,900 of its fees on appeal.  At June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  Under the court's direction, the Company followed the dispute guidelines defined in the asset purchase agreement which resulted in an award to Black Creek of approximately $13,000.  The Company has previously stipulated that it owed Black Creek approximately $9,600 for shared expenses incurred from 2010 - 2011.  In October 2016, the court ruled on Black Creek's attorney's fees application and the Company's answer to said application.  The court granted Black Creek a fee award which, when combined with the judgment amount of approximately $22,600 plus interest, results in a potential liability to the Company of approximately $176,000 which has been accrued at September 30, 2016 and reported as a loss from discontinued operations in the current quarter.  The Company vehemently disagrees with Black Creek's attorney's fees claim and the Court ruling and intends to vigorously pursue an appeal of the judgment.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2016, other than the litigation discussed above, there was no such litigation pending deemed material by the Company.

Note L – Related Party Transactions

At September 30, 2016 and June 30, 2016, the Company had a note due from American Citizenship Center, LLC ("ACC"), a related party, with a gross balance of $295,400 which has been fully reserved.  During the current quarter, the Company billed ACC a total of approximately $7,100 for interest of which $2,300 is unpaid at September 30, 2016.

At September 30, 2016 and June 30, 2016, the Company had accrued board fees in the total amount of $28,000 and $14,000, respectively.

At September 30, 2016 and June 30, 2016, the Company had accrued deferred compensation of $58,400 payable to John Carlson, the Company's Chief Executive Officer and a Director of the Company.

Note M – Subsequent Events

Subsequent to September 30, 2016, the Company drew an additional $100,000 from its line of credit with the Anderson Family Trust resulting in a current balance of $500,000, the full amount of the credit line.

Note N – Liquidity and Going Concern

             During the three months ended September 30, 2016, the Company reported a net loss of ($479,600) and for fiscal year ended June 30, 2016, the Company reported a net loss of ($1,594,800).  The Company's fiscal 2017 operating plan includes divestiture of the undeveloped AES Indian Mesa site which is currently classified as Assets Held for Sale.  Management cannot assure that the sale of Indian Mesa will be finalized which would provide additional cash flow to the Company.  The Company is continuing to analyze options to monetize current and future operations of Deer Creek.  There is no assurance that the Company will be able to execute options for Deer Creek.  The Company announced it is entering the behavioral health market and the business plan includes the acquisition of behavioral health businesses which requires capital.  There is no assurance the Company will be able to raise additional financing which may be in the form of public or private debt or equity financing, or both.  If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to continue operations may be materially adversely affected.   Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company's independent registered public accounting firm has included an explanatory paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2016 discussing the substantial doubt of the Company's ability to continue as a going concern.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Current Status of Indian Mesa facility

The permitting process for the Indian Mesa facility, located approximately 4 miles North West of the Deer Creek site, has been in process for a number of years with an initial County Use Permit issued in 2010 covering, among other things, evaporation ponds and land farming.  In December 2013, in response to an AES request to amend its County User Permit ("CUP"), the Mesa County Board of Commissioners unanimously approved a new CUP for AES to construct and operate on its 160 acre Indian Mesa site evaporation ponds and/or landfill for disposal of solid oil and gas (O&G) waste, such as drill cuttings, tank bottoms, sock filters, etc.  The county approval also allows for solid and produced water disposal of Naturally-Occurring Radioactive Materials (NORM) and Technically Enhanced Naturally-Occurring Radioactive Materials (TENORM), and is in the permitting process with the State of Colorado.  In June 2014 AES received final construction approval from the Colorado Department of Public Health and Environment (CDPHE) for twelve produced water disposal ponds.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The capacity of Indian Mesa is dependent on its type of development.  If 80 acres is developed as 12 ponds as discussed above, the annual capacity at Indian Mesa for produced water, not considering enhanced evaporation, would be approximately 1 million barrels.  If the remaining 80 acres were developed into landfills, the capacity would be approximately 3 million cubic yards.  If the entire 160 acres were developed into landfill, the solid waste capacity would increase to approximately 8 million cubic yards.  Complete build-out of its Indian Mesa facility, including both landfill and evaporative ponds, would result in a unique Western Colorado "one stop shop" for all O&G waste products, including NORM and TENORM contaminated waste streams.  During fiscal year 2016, Alanco's Board of Directors approved a formal plan to sell Indian Mesa, consisting of land and associated permits.  Accordingly, the land and associated permit costs are being presented as "Assets Held for Sale" in the attached condensed consolidated balance sheet as of September 30, 2016 and June 30, 2016.

Alanco Behavioral Health, Inc.

During the current quarter, the Company formed Alanco Behavioral Health, Inc. ("ABH"), a wholly-owned subsidiary incorporated in the State of Arizona.  The venture will be led by David C. Johnson, President of ABH.  The Company launched ABH to pursue its business plan to consolidate small cap private behavioral health companies through acquisition.  The Company's objective is to create a market leader in behavioral health treatment services helping people and their families while adding value to the Company's shareholders through strong revenue growth and cash flow.  On September 23, 2016 the Company executed a Letter of Intent to purchase the operations of Bella Monte Recovery, LLC, its first planned acquisition in the behavioral health market.  The Company is in the process of performing due diligence with a target closing date by the end of the calendar year.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning the estimated fair value of stock-based compensation and detachable warrants, realization of deferred tax assets, collectability of accounts and note receivable, estimated useful lives and carrying value of fixed assets, the recorded values of accruals and contingencies, the estimated fair values of the Company's asset retirement obligation and the contingent land and purchase price liabilities, and the Company's ability to continue as a going concern.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

The SEC suggests that all registrants discuss their most "critical accounting policies" in Management's Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company's Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, revenue recognition, estimated useful lives and carrying value of fixed assets, classification of assets as held for sale, the recorded values of accruals and fair values of assets and liabilities including the Company's contingent liabilities.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Classification of Assets as Held for Sale
The Company reclassifies assets as held for sale based on meeting the criteria for the classification including approval of a formal plan to sell assets by the Company's Board of Directors.  During the quarter ended March 31, 2016, the Board of Directors approved a formal plan to sell the land and associated permits and therefore the Company has classified the assets as Assets Held for Sale.  The Company is using an investment banker to represent the Company in the sale of these assets and expects the sale to occur within six months.

Recorded Values of Accruals
The Company makes accruals for contingent liabilities based on reasonable estimates for known or anticipated obligations.  Estimates may be based on known inputs, experience with similar situations, or anticipated outcomes.  Estimates for the Company's asset retirement obligation, contingent  land and purchase price liabilities are determined at discrete points in time based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the liability, therefore requiring the Company to develop its own assumptions.  Estimates for the asset retirement obligation were developed by a consultant knowledgeable about the State of Colorado regulatory requirements and use vendor estimates for the various activities required for the closure of the Deer Creek facility.  Estimates for the contingent land and purchase price liabilities were determined based on projected income, cash flows and capital expenditures for the Deer Creek and Indian Mesa facilities under current plans.

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

Results of Operations

Presented below is management's discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended September 30, 2016 versus three months ended September 30, 2015

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Net Revenues
Net revenues reported for the quarter ended September 30, 2016 were $3,800 versus $114,300 for the quarter ended September 30, 2015, a decrease of $110,500, or 96.7%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  Revenues were negatively impacted by the falling market prices of oil and gas which significantly reduced drilling activities and fracking in the region and resulted in the temporary closing of many of the producing oil and gas wells in the area.  The Company anticipates the revenues will return as oil and gas prices improve.

Cost of Revenues
Cost of revenues for the three months ended September 30, 2016 and 2015 were $90,400 and $260,400, respectively, a decrease of $170,000 or 65.3% when comparing the periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The decrease is primarily due to lower pond maintenance costs in the current period as well as decreases in variable costs resulting from decreased revenues such as fees tied to water volumes.  Fixed costs such as depreciation, amortization and lease costs represent approximately 68.6% and 22.7% of the cost of revenues for three months ended September 30, 2016 and 2015, respectively.  The gross loss for the three months ended September 30, 2016 and 2015 were ($86,600) and ($146,100), respectively.  The decrease in gross loss between the two periods is primarily the result of decreased pond maintenance costs in the current quarter.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2016 (consisting of corporate expenses, AES selling, general and administrative expense and stock-based compensation) was $213,100, a decrease of $51,500, or 19.5%, compared to $264,600 reported for the quarter ended September 30, 2015.  Corporate expenses for the current quarter was $73,600 and represented a decrease of $20,100, or 21.5%, compared to corporate expenses of $93,700 reported for the comparable quarter ended September 30, 2015.  The net decrease is primarily comprised of reductions to professional services offset by costs related to corporate development for activities related to the Alanco Behavioral Health, Inc. subsidiary.  AES expense of $139,500 for the quarter ended September 30, 2016 compared to $157,000 for the quarter ended September 30, 2015 reflects a decrease of $17,500 or 11.1% when comparing the two periods and primarily reflects a decrease in the management fees for the operations of the Deer Creek facility.  Stock-based compensation was $0 for the quarter ended September 30, 2016, a decrease of $13,900, or 100%, compared to $13,900 reported for the quarter ended September 30, 2015.

Operating Loss
Operating loss for the quarter ended September 30, 2016 was ($299,700), a decrease of $111,000, or 27.0%, compared to an operating loss of ($410,700) reported for the same quarter of the prior year.  The decreased operating loss resulted from the reduced gross loss combined with the reduced selling, general and administrative expenses during the current quarter as compared to the same quarter of the previous year as discussed above.

Other Income and Expense
Interest income for the quarter ended September 30, 2016 was $7,100, a decrease of $300, or 4.1%, when compared to interest income of $7,400 for the quarter ended September 30, 2015.

Interest expense for the quarter ended September 30, 2016 was $11,000.  There was no interest expense for the quarter ended September 30, 2015.  The interest in the current period includes interest on the line of credit with the Anderson Family Trust entered into in June 2016, as well as amortization of associated loan costs and amortization of the value of detachable warrants.

Loss From Continuing Operations
The loss from continuing operations for the quarter ended September 30, 2016 was ($303,600), a decrease of $99,700, or 24.7%, compared to an operating loss of ($403,300) reported for the same quarter of the prior year.  The decreased loss from continuing operations resulted from the reduced gross loss combined with the reduced selling, general and administrative expense, offset by an increase to interest expense during the current quarter as compared to the same quarter of the previous year.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Loss From Discontinued Operations
During the quarter ended September 30, 2016, the Company recorded an accrual of $176,000 related to the judgment received from litigation whereby the Company is a defendant and counterclaimant involving the Company's former subsidiary known Alanco/TSI PRISM, Inc. ("TSI") and the purchaser of TSI's assets, Black Creek Systems Corp.

Net Loss
Net loss for the quarter ended September 30, 2016 amounted to ($479,600), or ($.10) per share, compared to net loss of ($403,300), or ($.08) per share, in the comparable quarter of the prior year for reasons previously discussed.

Liquidity and Capital Resources

The Company's current assets at September 30, 2016 exceeded current liabilities by $817,600, resulting in a current ratio of 1.9 to 1.  At June 30, 2016, current assets exceeded current liabilities by $1,449,500 reflecting a current ratio of 4.6 to 1.  The reduction in net current assets at September 30, 2016 versus June 30, 2016 was due primarily to a reduction in cash balances and an increase to accrued expenses and short-term note payable.

Cash used in operations for the three month period ended September 30, 2016 was ($330,200), an increase of $49,900, or 17.8% compared to ($280,300) reported for the same period of the prior year.  The increase in net cash used in operations for the three months ended September 30, 2016 was due primarily to a decrease in prepaid expenses and other assets, offset by an increase in accounts payable and accrued expenses as compared to the same period of the prior year.

 There was no cash provided or used by investing activities for the three month period ended September 30, 2016.  During the three month period ended September 30, 2015, cash provided by investing activities was $16,600 and represented proceeds provided by repayments of the note receivable in the amount of $17,200 offset by the purchase of land, property and equipment in the amount of $600.

Cash provided by financing activities was $200,000 for the three month period ended September 30, 2016 and represents proceeds from the Company's line of credit with the Anderson Family Trust.  There was no cash provided or used by financing activities for the three month period ended September 30, 2015.

The Company's fiscal year 2017 operating plan includes divestiture of the undeveloped AES Indian Mesa land and associated permits, which is currently classified as Assets Held for Sale.  Management cannot assure that the sale of Indian Mesa will be finalized which would provide additional cash flow to the Company.  The Company is continuing to analyze options to monetize current and future operations of Deer Creek.  There is no assurance that the Company will be able to execute options for Deer Creek. The Company announced it is entering the behavioral health market and the business plan includes the acquisition of behavioral health businesses which requires capital.  There is no assurance the Company will be able to raise additional financing which may be in the form of public or private debt or equity financing, or both.  If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to continue operations may be materially adversely affected.   Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.  The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company's independent registered public accounting firm included an explanatory paragraph regarding an uncertainty about the Company's ability to continue as a going concern in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2016 which is further discussed in the Company's Form 10-K for that period.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations, and cash flows for the periods and dates presented.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company is a defendant and counterclaimant in litigation involving its former subsidiary known as Alanco/TSI Prism, Inc. ("TSI") and the purchaser of TSI's assets, Black Creek Integrated Systems Corp. ("Black Creek").  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case No. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney's fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment and had posted a bond with the court in conjunction with the Company's appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court's damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court's decision vacated the trial court's attorney's fees award and awarded TSI approximately $21,900 of its fees on appeal.  At June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  Under the court's direction, the Company followed the dispute guidelines defined in the asset purchase agreement which resulted in an award to Black Creek of approximately $13,000.  The Company has previously stipulated that it owed Black Creek approximately $9,600 for shared expenses incurred from 2010 - 2011.  In October 2016, the court ruled on Black Creek's attorney's fees application and the Company's answer to said application.  The court granted Black Creek a fee award which, when combined with the judgment amount of approximately $22,600 plus interest, results in a potential liability to the Company of approximately $176,000 which has been accrued at September 30, 2016 and reported as a loss from discontinued operations in the current quarter.  The Company vehemently disagrees with Black Creek's attorney's fees claim and the Court ruling and intends to vigorously pursue an appeal of the judgment.

ALANCO TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company may from time to time be involved in litigation arising from the normal course of business.  As of September 30, 2016, there was no such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, no shares of Company stock were sold.

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

ALANCO TECHNOLOGIES, INC.

(Registrant)
By:	/s/ Danielle L. Haney
Danielle L. Haney
Chief Financial Officer
Alanco Technologies, Inc.

November 14, 2016