Form 10-Q
period 2017-03-31
ALANCO TECHNOLOGIES INC
filed 2017-05-22
CIK 98618

ALANCO TECHNOLOGIES, INC.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

_ X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition periods for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 12, 2017 there were 4,982,400 shares of common stock outstanding.

ALANCO TECHNOLOGIES, INC.

INDEX
				Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited)		4
		and June 30, 2016

		Condensed Consolidated Statements of Operations (Unaudited)		5
		For the three months ended March 31, 2017 and 2016

		Condensed Consolidated Statements of Operations (Unaudited)		6
		For the nine months ended March 31, 2017 and 2016

		Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)		7
		For the nine months ended March 31, 2017

		Condensed Consolidated Statements of Cash Flows (Unaudited)
		For the nine months ended March 31, 2017 and 2016		8

	Notes to Condensed Consolidated Financial Statements (Unaudited)			9
		Note A –	Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements
		Note B –	Stock-Based Compensation and Warrants
		Note C –	Note Receivable – Related Party
		Note D –	Assets Held for Sale and Discontinued Operations
		Note E –	Property and Equipment
		Note F –	Note Payable – Related Party
		Note G –	Earnings Per Share
		Note H –	Equity
		Note I –	Contingent Payments
		Note J –	Asset Retirement Obligation
		Note K –	Commitments and Contingencies
		Note L –	Related Party Transactions
		Note M –	Subsequent Events
		Note N –	Liquidity and Going Concern

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations		20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		26

	Item 4.	Controls and Procedures		26

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		27

	Item 6.	Exhibits		28

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

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 AND JUNE 30, 2016

	March 31, 2017	June 30, 2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,100	$139,600
Accounts receivable - trade, net	7,900	3,900
Other receivables - related party	-	2,800
Assets held for sale	-	1,653,500
Prepaid expenses and other current assets	24,800	47,300
Total current assets	33,800	1,847,100

PROPERTY AND EQUIPMENT, NET	1,617,200	2,111,000

OTHER ASSETS
Assets held for sale	1,654,700	-
Trust account - asset retirement obligation	101,500	86,100
TOTAL ASSETS	$3,407,200	$4,044,200

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$301,100	$251,400
Accrued expenses	326,800	146,200
Note payable - related party - current	750,000	-
Total current liabilities	1,377,900	397,600

LONG-TERM LIABILITIES
Note payable - related party - noncurrent	-	200,000
Contingent payments, long-term	686,700	672,700
Asset retirement obligation	434,000	434,000
TOTAL LIABILITIES	2,498,600	1,704,300

SHAREHOLDERS' EQUITY
Preferred Stock - no shares issued or outstanding	-	-
Common Stock
Class A - 75,000,000 no par shares authorized, 4,982,400
shares issued and outstanding at March 31, 2017
and June 30, 2016	109,193,500	109,188,200
Accumulated Deficit	(108,284,900)	(106,848,300)
Total shareholders' equity	908,600	2,339,900

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,407,200	$4,044,200

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, (unaudited)

	2017	2016

NET REVENUES	$700	$13,800
Cost of revenues	81,300	114,800
GROSS LOSS	(80,600)	(101,000)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	58,500	73,500
Alanco Energy Services	124,100	154,600
Impairment charge	350,000	-
	532,600	228,100

OPERATING LOSS	(613,200)	(329,100)

OTHER INCOME AND (EXPENSE)
Interest income	-	7,100
Interest expense	(18,400)	-
NET LOSS	$(631,600)	$(322,000)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss per share	$(0.13)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,982,400	4,982,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2017	2016

NET REVENUES	$10,400	$185,900
Cost of revenues	256,700	507,400
GROSS LOSS	(246,300)	(321,500)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expenses	235,500	274,700
Alanco Energy Services	389,300	467,900
Stock-based compensation	-	27,800
Impairment charge	350,000	-
	974,800	770,400

OPERATING LOSS	(1,221,100)	(1,091,900)

OTHER INCOME AND (EXPENSE)
Interest income	4,800	21,800
Interest expense	(44,700)	-
Other income	400	-
LOSS FROM CONTINUING OPERATIONS	(1,260,600)	(1,070,100)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(176,000)	-
LOSS FROM DISCONTINUED OPERATIONS	(176,000)	-

NET LOSS	$(1,436,600)	$(1,070,100)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.25)	$(0.21)
Discontinued operations	$(0.04)	$-
Net loss per share	$(0.29)	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,982,400	4,982,400

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2017 (unaudited)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTAL
Balances, June 30, 2016	4,982,400	$109,188,200	$(106,848,300)	$2,339,900
Value of warrants	-	5,300	-	5,300
Net loss	-	-	(1,436,600)	(1,436,600)
Balances, March 31, 2017	4,982,400	$109,193,500	$(108,284,900)	$908,600

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, (unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,436,600)	$(1,070,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	137,700	137,700
Accretion of fair value - contingent payments	14,000	14,100
Stock-based compensation for options	-	27,800
Reserve recorded for American Citizenship Center, LLC note receivable	-	50,000
Exercisable warrants issued under note payable to Anderson Family Trust	5,300	-
Gain on sale of equipment	(400)	-
Impairment charge on long-lived assets	350,000	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(4,000)	37,800
Other receivables - related party	2,800	(900)
Prepaid expenses and other current assets	22,500	135,600
Trust account - asset retirement obligation	(15,400)	(14,100)
Accounts payable and accrued expenses	230,300	(21,900)
Net cash used in operating activities	(693,800)	(704,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of American Citizenship Center, LLC note receivable	-	27,400
Purchase of land, property, and equipment	(2,200)	(6,800)
Proceeds from sale of equipment	7,500	-
Net cash provided by investing activities	5,300	20,600

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to Anderson Family Trust	550,000	-
Net cash provided by financing activities	550,000	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(138,500)	(683,400)

CASH AND CASH EQUIVALENTS, beginning of period	139,600	788,900

CASH AND CASH EQUIVALENTS, end of period	$1,100	$105,500

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Value of stock-based compensation for options	$-	$27,800
Value of exercisable warrants issued under note payable to Anderson Family Trust	$5,300	$-
Gain on sale of equipment	$400	$-
Impairment charge on long-lived assets	$350,000	$-

See accompanying notes to the condensed consolidated financial statements

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation, Accounting Policies and Recent Accounting Pronouncements

Nature of Operations

Alanco Technologies, Inc. (Stock Symbol:  ALAN) was incorporated in 1969 under the laws of the State of Arizona.  Unless otherwise noted, the "Company" or "Alanco" refers to Alanco Technologies, Inc. and its wholly-owned subsidiaries.  During the fiscal year ended June 30, 2012, the Company formed Alanco Energy Services, Inc. ("AES"), for the purpose of obtaining property to establish a water disposal facility near Grand Junction, CO to receive produced water generated as a byproduct from oil and natural gas production in Western Colorado.  The new Deer Creek facility started to receive produced water in August 2012.  During the quarter ended March 31, 2016, the Company implemented a plan to divest of its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  Refer to Note D – Assets Held for Sale and Discontinued Operations for further discussion.

The Company formed Alanco Behavioral Health, Inc. ("ABH") during the quarter ended September 30, 2016, a wholly-owned subsidiary incorporated in the State of Arizona with the expectation of pursuing a business plan to consolidate small cap private behavioral health companies through acquisition.  The Company executed a letter of intent to purchase the operations of a behavioral health treatment facility located in California, but has since terminated said acquisition and currently has no plans to pursue acquisitions in the behavioral health market.

The Company is developing alternative business plans for monetization of its resources.

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

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following are the classes of assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Fair Value at March 31, 2017

	Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	March 31,
	Assets	Inputs	Inputs	2017
Asset Retirement Obligation	$-	$-	$434,000	$434,000
Contingent Land Payment	-	-	686,700	686,700
	$-	$-	$1,120,700	$1,120,700

Fair Value at June 30, 2016

	Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	June 30,
	Assets	Inputs	Inputs	2016
Asset Retirement Obligation	$-	$-	$434,000	$434,000
Contingent Land Payment	-	-	672,700	672,700
	$-	$-	$1,106,700	$1,106,700

The following is a reconciliation of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2017.

	Asset	Contingent
	Retirement	Land
	Obligation	Payment	Total
Opening balance	$434,000	$672,700	$1,106,700
Accretion expense	-	14,000	14,000
Closing balance	$434,000	$686,700	$1,120,700

The following are the classes of assets and liabilities measured at fair value on a non-recurring basis at March 31, 2017, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

ALANCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Fair Value at March 31, 2017

	Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:	Total
	Markets	Other	Significant	at
	for Identical	Observable	Unobservable	March 31,
	Assets	Inputs	Inputs	2017
Property and Equipment, net	$-	$-	$1,617,200	$1,617,200
	$-	$-	$1,617,200	$1,617,200

There were no fair value measurements of Property and Equipment at June 30, 2016.

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

Fair Value of Property and Equipment, net – The fair value of property and equipment, net is evaluated on a non-recurring basis and is based upon unobservable inputs in which little or no market activity exists that is significant to the fair value of the asset, therefore requiring the Company to develop its own assumptions.  Operating results to date for the nine months ended March 31, 2017 for the Deer Creek facility as compared to projections for the same period have resulted in a significant unfavorable variance to date primarily due to the negative prolonged impact of depressed market prices of oil and gas and the associated uncertainty of the market recovery.  Therefore, the Company has recorded an impairment charge of $350,000 on its property and equipment as of March 31, 2017, which is based on the estimated selling price of the assets.  The estimated selling price is subject to material change based on information known at certain points in time and estimate revisions could occur in the near term.

Assets Held for Sale – The Company has implemented a plan to divest of its 160 acre owned and undeveloped land and associated permits located in Whitewater, Colorado and known as Indian Mesa.  As a result, the value of the land and associated permits has been reclassified as Assets Held for Sale at March 31, 2017. A long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. The value of Assets Held for Sale represents the carrying amount.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding revenue from contracts with customers.  The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  In August 2015, this accounting pronouncement was deferred for one year, and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of reporting periods beginning after December 15, 2016.  The Company is currently assessing the impact on its financial position and results of operations, but does not anticipate it to have a material impact.

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

In February 2016, the FASB issued guidance regarding lease reporting.  The guidance requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months.  The guidance is effective for periods beginning after December 15, 2018 including interim periods within those fiscal years and early adoption is permitted.  The Company is currently assessing the impact on its financial position and results of operations, but will need to report a right of use asset and liability in regards to its facility lease.

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

In January 2017, the FASB issued guidance regarding the definition of a business as it pertains to business combinations.  The guidance is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period and early adoption is permitted.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

In January 2017, the FASB issued guidance regarding amendments to the FASB Accounting Standards Codification pursuant to SEC staff announcements.  The guidance is effective upon issuance.  The Company has adopted the guidance, which had no material impact on its financial position and results of operations.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In February 2017, the FASB issued guidance regarding gains and losses from the derecognition of non-financial assets.  The guidance is effective for annual reporting periods beginning after December 15, 2017 including interim periods and early adoption is permitted.  The Company is currently assessing the impact on its financial position and results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2017, that are of significance, or potential significance, to us.

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

The following table summarizes the Company's stock option activity during the first nine months of fiscal 2017:

Weighted
			Weighted	Average
			Average	Remaining	Aggregate	Aggregate
			Exercise Price	Contractual	Instrinsic	Fair
		Shares	Per Share	Term (1)	Value (2)	Value (3)

Outstanding July 1, 2016		1,200,000	$0.58	2.03	$-	$273,500
	Granted	-	-	-	-	-
	Exercised	-	-	-	-	-
	Forfeited or expired	-	-	-	-	-
Outstanding March 31, 2017		1,200,000	$0.58	1.28	$-	$273,500
Exercisable March 31, 2017		1,200,000	$0.58	1.28	$-	$273,500

(1)	Remaining contractual term presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock as of March 31, 2017, for those awards that have an exercise price below the closing price as of March 31, 2017 of $0.13.
(3)	Aggregate Fair Value is calculated using the Black Scholes option pricing model to estimate fair value of stock-based compensation.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of March 31, 2017, there was no unamortized Black Scholes value remaining to be recognized as stock-based compensation expense.

As of March 31, 2017, the Company had 140,000 outstanding warrants.  The following table summarizes the Company's warrant activity during the nine months ended March 31, 2017.

	Warrants Outstanding		Warrants Exercisable
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants Outstanding, July 1, 2016	140,000	$0.75	20,000	$0.75
Granted	-	-	-	-
Previously Granted, Vested	-	-	90,000	0.75
Exercised	-	-	-	-
Canceled/Expired	-	-	-	-
Warrants Outstanding, March 31, 2017	140,000	$0.75	110,000	$0.75

Note C – Note Receivable – Related Party

Note receivable at March 31, 2017 and June 30, 2016 represents a note due from American Citizenship Center, LLC ("ACC"), a related party.  Note receivable at March 31, 2017 and June 30, 2016 consists of the following:

	March 31,	June 30,
	2017	2016
Note receivable, gross	$295,400	$295,400
Accounting and loan fees reversed against deferred income	(29,000)	(29,000)
Less reserve	(266,400)	(266,400)
Note receivable, net	$-	$-

The gross balance of $295,400 at March 31, 2017 and June 30, 2016 represents the outstanding amount drawn by ACC on a $295,400 credit line provided by the Company.  The note is secured by all assets of ACC and bears interest at the rate of 9.5% per annum.  Interest of $16,300 is unpaid and fully reserved at March 31, 2017.

ACC's business plan is based on the Executive Action, known as DAPA, issued by President Obama in November 2014.  In February 2015, twenty-six states filed a lawsuit to stop the program and the court granted an injunction meaning that the U.S. Government cannot proceed with rolling out the program.  The U.S. government appealed the lawsuit which went to the 5th Circuit Court of Appeals.  The appeal was unsuccessful and in January 2016, the Supreme Court granted an oral hearing which was held in April 2016.  In June 2016, the Supreme Court announced that the justice votes were even for and against the DAPA case, effectively a no decision.  As a result, it is presumed that the case will go back to trial at the District Court in Texas.  Due to the uncertainty of the court case, a change in administration and overall immigration reform, the Company has fully reserved for the amount of the note as of March 31, 2017 and June 30, 2016.

Note D – Assets Held for Sale and Discontinued Operations

During the fiscal year 2016, Alanco's Board of Directors approved a formal plan to sell its 160 acre owned and undeveloped land and associated permits known as Indian Mesa.  The plan was contemplated because the Company intends to expand into other markets that are unrelated to waste disposal.  Accordingly, the Assets Held for Sale of $1,654,700 and $1,653,500 presented in the attached condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively, represents the Indian Mesa land and associated permits.  The classification of the assets to Assets Held for Sale does not affect the Condensed Consolidated Statements of Operations as the Indian Mesa land is undeveloped and has no associated discontinued operations.  The Company continues to actively pursue a sale of the assets, however, due to the depressed oil and gas prices the market in Western Colorado was negatively impacted and a sale has been prolonged.  As a result, the Company has classified the Assets Held for Sale as non-current as of March 31, 2017.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the nine months ended March 31, 2017, the Company recorded a loss from discontinued operations in the amount of $176,000 which represents an accrual related to the judgment received from litigation whereby the Company is a defendant and counterclaimant involving the Company's former subsidiary known as Alanco/TSI Prism, Inc. ("TSI") and the purchaser of TSI's assets, Black Creek Systems Corp. ("Black Creek").  The Company vehemently disagrees with Black Creek's attorney's fees claim and the Court ruling and intends to vigorously pursue an appeal of the judgment.  The case is more fully described in Note K – Commitments and Contingencies.

Note E – Property and Equipment

Property and Equipment, net at March 31, 2017 and June 30, 2016 consist of the following:

	June 30,					March 31,
	2016	Additions	Retirements	Impairment		2017
Office furniture and equipment	$51,300	$-	$-	$		$51,300
Water disposal facility	2,220,900	1,000	-		(350,000)	1,871,900
Production equipment	514,400	-	(28,600)			485,800
	2,786,600	1,000	(28,600)		(350,000)	2,409,000
Less accumulation depreciation	(675,600)	(137,700)	21,500		-	(791,800)
Net book value	$2,111,000	$(136,700)	$(7,100)		$(350,000)	$1,617,200

Note F – Note Payable – Related Party

Note payable - related party at March 31, 2017 and June 30, 2016 consists of the following:

	March 31,	June 30,
	2017	2016
Note payable - related party	$750,000	$200,000
Less: current portion	(750,000)	-
Note payable - related party, long-term	$-	$200,000

At March 31, 2017, the note payable - related party balance of $750,000 represents the amount drawn against a $750,000 line of credit with the Anderson Family Trust ("Trust") managed by Donald and Rebecca Anderson, both of whom are members of the Company's Board of Directors.  The line of credit was entered into on June 28, 2016 and amended on November 14, 2016, at which time the credit limit was increased to $750,000 and the maturity date was revised to January 1, 2018 when the full outstanding balance is due.  As of March 31, 2017, the line of credit has no remaining balance available to be borrowed.  The outstanding balance accrues interest at 7% per annum payable monthly and is collateralized by all assets of the Company.  At loan inception, the Trust was paid a loan fee of $10,000 plus a warrant to purchase 140,000 shares of Alanco Common Stock of which 20,000 warrants vested immediately and 10,000 warrants vest each month thereafter.  The exercise price per share for the warrants is $0.50 per share for one half of each vested group and $1.00 for the other half of each vested group with a five year term following the issuance date.  The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the nine months ended March 31, 2017, the Company expensed approximately $27,500 in interest related to the note, approximately $11,700 related to amortization of deferred loan costs, and approximately $5,300 related to the value of 90,000 warrants which vested during the nine month period.  At March 31, 2017, the Company had unpaid interest to the Trust of approximately $8,400.  The line of credit has a provision allowing the lender, at the lender's option, to convert up to the full amount of the credit line into shares of a then available class of preferred stock outstanding any time prior to the full repayment of the line of credit.  There is currently no such preferred stock outstanding and the rights and privileges of preferred stock have not been determined.

Note G – Earnings Per Share

Basic and diluted income (loss) per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are any options, warrants, convertible debt, and preferred stock that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the nine months ended March 31, 2017 and 2016, there were no dilutive securities included in the loss per share calculation as the effect would be antidilutive.  Considering all holders' rights, total common stock equivalents issuable under these potentially dilutive securities are approximately 1,340,000 and 1,200,000 at March 31, 2017 and 2016, respectively.

Note H – Equity

The Company did not issue any shares of Common Stock during the nine months ended March 31, 2017.

During the nine months ended March 31, 2017, the Company recognized the value of exercisable detachable warrants issued with debt in the amount of $5,300.

The Company has authorized 25,000,000 shares of Preferred Stock of which 5,000,000 shares have been allocated to Series A, 500,000 have been allocated to Series B, 400,000 have been allocated to Series C Junior Participating, 500,000 have been allocated to Series D, and 750,000 have been allocated to Series E.  At March 31, 2017 and June 30, 2016, no Preferred Stock of any series was issued or outstanding.

Note I - Contingent Payments

Contingent land payment of $686,700 at March 31, 2017 represents the net present value of $800,000 of estimated contingent land payments due under an agreement whereby Alanco Energy Services, Inc. ("AES") acquired 160 acres of land known as Indian Mesa.  The maximum total of $800,000 of contingent land payments is based upon 10% of quarterly revenues in excess of operating expenses up to $200,000 per quarter for activity at both the Deer Creek and Indian Mesa locations.   The payments were projected considering current operating plans as approved by the Alanco Board of Directors, with the payments discounted at a rate of 3% per annum.  Accretion expense is being imputed at 3% per annum, increasing the fair value of the contingent land payment during the nine months ended March 31, 2017 by $14,000.  During the nine months ended March 31, 2017, no contingent land payment was earned or payable under the contingency formula.  The contingent land payment is an obligation of the Company which will not be transferred to a buyer of the Indian Mesa land and associated permits discussed in Note D – Assets Held for Sale and Discontinued Operations.  The Company will maintain the liability for contingent payments resulting from future revenues on the Indian Mesa land resulting from the buyer's operations.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company also has a contingent purchase price liability with TC Operating, LLC ("TCO") under the original agreement executed in April 2012 which transferred the Deer Creek facility land lease to the Company.  TCO can earn additional purchase price payments based upon a percentage of the net cumulative EBITDA (net of all related AES capital investments) over a period of approximately 10 years (contingent purchase price), approximately the initial term of the lease.  As of March 31, 2017 and June 30, 2016, the Company had no liability recorded for the contingent purchase price based on the probability of the contingent payment being realized.

Note J – Asset Retirement Obligation

The Company has recognized estimated asset retirement obligations (closure cost) of $434,000 at March 31, 2017 to remove leasehold improvements, remediate any pollution issues and return the Deer Creek water disposal property to its natural state at the conclusion of the Company's lease.  The closure process is a requirement of both the Deer Creek lease and the State of Colorado, a permitting authority for such facilities.  The closure cost estimate, in current dollars, was completed by an approved independent consultant experienced in estimating closure costs for water disposal operations and the estimated amount was approved by the State of Colorado.  A present value discount has not been taken as the estimated closure costs, excluding regulatory changes and inflation adjustments, are anticipated to remain fairly consistent over the operational life of the facility.

The Company reviews the asset retirement obligation quarterly and performs a formal annual assessment of its estimates to determine if an adjustment to the value of the asset retirement obligation is required.

The laws of the State of Colorado require companies to meet environmental and asset retirement obligations by selecting an approved payment method.  The Company has elected to meet its obligation by making quarterly payments of approximately $4,700 into a trust that, over the expected lease period, will build liquid assets to meet the asset retirement obligation.  During the nine months ended March 31, 2017, the Company made $9,400 of the required $14,100 of quarterly payments and in addition paid $1,300 required for an inflation adjustment.  The unpaid trust payment in the amount of $4,700 is included in accounts payable.  The balances in the trust account for the asset retirement obligation as of March 31, 2017 and June 30, 2016 were $101,500 and $86,100, respectively.

Note K – Commitments and Contingencies

Legal Proceedings

The Company is a defendant and counterclaimant in litigation involving its former subsidiary known as Alanco/TSI Prism, Inc. ("TSI") and the purchaser of TSI's assets, Black Creek Integrated Systems Corp. ("Black Creek").  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case No. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney's fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment and had posted a bond with the court in conjunction with the Company's appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court's damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court's decision vacated the trial court's attorney's fees award and awarded TSI approximately $21,900 of its fees on appeal.  At June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  Under the court's direction, the Company followed the dispute guidelines defined in the asset purchase agreement which resulted in an award to Black Creek of approximately $13,000.  The Company has previously stipulated that it owed Black Creek approximately $9,600 for shared expenses incurred from 2010 - 2011.  In October 2016, the court ruled on Black Creek's attorney's fees application and the Company's answer to said application.  The court granted Black Creek a fee award which, when combined with the judgment amount of approximately $22,600 plus interest, results in a potential liability to the Company of approximately $176,000 which has been accrued at March 31, 2017 and reported as a loss from discontinued operations in the nine month period.  The Company vehemently disagrees with Black Creek's attorney's fees claim and the Court ruling and is vigorously appealing the judgment.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2017, other than the litigation discussed above, there was no other such litigation pending deemed material by the Company.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note L – Related Party Transactions

At March 31, 2017 and June 30, 2016, the Company had a note due from American Citizenship Center, LLC ("ACC"), a related party, with a gross balance of $295,400 which has been fully reserved.  During the nine months ended March 31, 2017, the Company billed ACC a total of approximately $21,100 for interest of which $16,300 is unpaid and fully reserved at March 31, 2017.

At March 31, 2017 and June 30, 2016, the Company had accrued board fees in the total amount of $56,000 and $14,000, respectively.

Effective as of December 15, 2016, the Board of Directors accepted the resignation of John Carlson as Chief Executive Officer of the Company.  Mr. Carlson remains on the Company's Board of Directors.  At March 31, 2017 and June 30, 2016, the Company had accrued deferred compensation of $70,900 and $58,400, respectively, payable to John Carlson, the Company's former Chief Executive Officer and a current Director of the Company.  The Company's compensation committee approved a Severance and Employment Agreement with Mr. Carlson whereby he will provide ongoing services to the Company and the deferred compensation will be repaid in addition to other incentive based compensation related to the potential sale of the Company's AES Indian Mesa and Deer Creek sites.

Also effective as of December 15, 2016, the Company's Board of Directors elected Steven Oman to serve as the interim President and Chief Executive Officer of the Company.  In addition, the Board of Directors accepted the resignation of Harold Carpenter from the board and elected Steven Oman, Donald Anderson and Rebecca Anderson to the Board of Directors.

Note M – Subsequent Events

There have been no reportable subsequent events.

ALANCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note N – Liquidity and Going Concern

During the nine months ended March 31, 2017, the Company reported a net loss of ($1,436,600) and for the fiscal year ended June 30, 2016, the Company reported a net loss of ($1,594,800).  The Company's fiscal 2017 and 2018 operating plans include divestiture of the undeveloped AES Indian Mesa site which is currently classified as Assets Held for Sale.  Management cannot assure that the sale of Indian Mesa will occur, which would provide additional cash flow to the Company.  The Company is continuing to analyze options to monetize current and future operations of Deer Creek, including a potential sale.  There is no assurance that the Company will be able to execute options for Deer Creek.  The Company is developing alternative business plans for monetization of its resources.  Future business plans may require additional capital.  There is no assurance the Company will be able to raise additional financing which may be in the form of public or private debt or equity financing, or both.  If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to continue operations may be materially adversely affected.   Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.  The Company's independent registered public accounting firm has included an emphasis of matter paragraph in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2016 discussing the substantial doubt of the Company's ability to continue as a going concern.

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

Current Status of Deer Creek facility

The Deer Creek produced water disposal facility, located near Grand Junction, CO, became operational in August 2012 with annual evaporative capacity of approximately 300,000 barrels without using enhanced evaporation methods, providing some Piceance Basin producers with significant transportation cost savings compared to alternative water disposal sites.  Water deliveries have been negatively impacted by the falling market prices of oil and gas which significantly reduced drilling activities and fracking in the region and resulted in the temporary closing of many of the producing oil and gas wells in the area.  The Company is continuing to analyze options to monetize current and future operations of Deer Creek, including a potential sale.

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

ALANCO TECHNOLOGIES, INC.

The capacity of Indian Mesa is dependent on its type of development.  If 80 acres is developed as 12 ponds, the annual capacity at Indian Mesa for produced water, not considering enhanced evaporation, would be approximately 1 million barrels.  If the remaining 80 acres were developed into landfills, the capacity would be approximately 3 million cubic yards.  If the entire 160 acres were developed into landfill, the solid waste capacity would increase to approximately 8 million cubic yards.  Complete build-out of its Indian Mesa facility, including both landfill and evaporative ponds, would result in a unique Western Colorado "one stop shop" for all O&G waste products, including NORM and TENORM contaminated waste streams.  During fiscal year 2016, Alanco's Board of Directors approved a formal plan to sell Indian Mesa, consisting of land and associated permits.  Accordingly, the land and associated permit costs are being presented as "Assets Held for Sale" in the attached condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016.

Alanco Behavioral Health, Inc.

The Company formed Alanco Behavioral Health, Inc. ("ABH") during the quarter ended September 30, 2016, a wholly-owned subsidiary incorporated in the State of Arizona with the expectation of pursuing a business plan to consolidate small cap private behavioral health companies through acquisition.  The Company executed a letter of intent to purchase the operations of a behavioral health treatment facility located in California, but has since terminated said acquisition and currently has no plans to pursue acquisitions in the behavioral health market.

The Company is developing alternative business plans to monetize its resources.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and assumptions concerning the estimated fair value of stock-based compensation and detachable warrants, realization of deferred tax assets, collectability of accounts and notes receivable, estimated useful lives and carrying value of fixed assets, carrying value of assets held for sale, the recorded values of accruals and contingencies, the estimated fair values of the Company's asset retirement obligation and the contingent land and purchase price liabilities, and the Company's ability to continue as a going concern.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.

The SEC suggests that all registrants discuss their most "critical accounting policies" in Management's Discussion and Analysis.  A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the critical accounting policies as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidated financial statements.  The Company's Audit Committee has reviewed and approved the critical accounting policies identified.  These policies include, but are not limited to, revenue recognition, estimated useful lives and carrying value of fixed assets, classification of assets held for sale, the recorded values of accruals and fair values of assets and liabilities including the Company's contingent liabilities.

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

Classification and Estimated Carrying Value of Assets Held for Sale
The Company reclassifies assets as held for sale based on meeting the criteria for the classification including approval of a formal plan to sell assets by the Company's Board of Directors.  During the quarter ended March 31, 2016, the Board of Directors approved a formal plan to sell the Indian Mesa land and associated permits and therefore the Company has classified the assets as Assets Held for Sale.  A long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell.  The value of Assets Held for Sale represents the carrying amount.  The Company continues to actively pursue a sale of the assets, however, due to the depressed oil and gas prices the market in Western Colorado was negatively impacted and a sale has been prolonged.  As a result, the Company has classified the Assets Held for Sale as non-current as of March 31, 2017.

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

Fair Values of Assets and Liabilities
The Company estimates fair values for assets and liabilities at certain points in time based on information known at that time using the Accounting Standards Codification ("ASC") and recognizes transfers as they occur.  The ASC uses a three level hierarchy:  Level 1 – unadjusted quoted prices for identical assets or liabilities traded in active markets, Level 2 – observable inputs, other than quoted prices included with Level 1, and Level 3 – unobservable inputs in which little or no market activity exists that are significant to the fair value.  The asset retirement obligation and contingent payments discussed above use Level 3 inputs as do the estimated useful lives and carrying value of fixed assets.

ALANCO TECHNOLOGIES, INC.

Results of Operations

Presented below is management's discussion and analysis of financial condition and results of operations for the periods indicated:

(A)	Three months ended March 31, 2017 versus three months ended March 31, 2016

Net Revenues
Net revenues reported for the quarter ended March 31, 2017 were $700 compared to $13,800 for the quarter ended March 31, 2016, a decrease of $13,100, or 94.9%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  Revenues were negatively impacted by the falling market prices of oil and gas which significantly reduced drilling activities and fracking in the region and resulted in the temporary closing of many of the producing oil and gas wells in the area.  The Company anticipates the revenues will return as oil and gas pricing improves.

Cost of Revenues
Cost of revenues for the three months ended March 31, 2017 and 2016 were $81,300 and $114,800, respectively, a decrease of $33,500 or 29.2% when comparing the periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The decrease is primarily due to lower variable costs as a result of decreased revenues and includes labor costs, fees tied to water volumes, pond maintenance and fuel costs.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 76% and 54% of the cost of revenues for the three months ended March 31, 2017 and 2016, respectively.  The gross loss for the three months ended March 31, 2017 and 2016 was ($80,600) and ($101,000) respectively, a reduction of $20,400, or 20.2% when comparing the periods.  The improvement in the current three month period is primarily due to a reduction of variable costs offset by decreased revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2017 (consisting of corporate expenses and AES selling, general and administrative expense) was $532,600, an increase of $304,500, or 133.5%, compared to $228,100 reported for the quarter ended March 31, 2016.  The SG&A included an impairment charge of $350,000 recorded to reduce the carrying value of the Company's Deer Creek facility assets to the estimated fair value.  The estimated fair value is subject to material change based on information known at certain points in time and estimate revisions could occur in the near term.  Without this charge, the SG&A for the quarter ended March 31, 2017 would have been $182,600, a decrease of $45,500, or 19.9% when compared to the $228,100 for the quarter ended March 31, 2016.  Corporate expenses for the current quarter was $58,500 and represented a decrease of $15,000, or 20.4%, compared to corporate expenses of $73,500 reported for the comparable quarter ended March 31, 2016.  The decreased costs primarily relate to professional services for legal and investor relations.  AES expense of $124,100 for the quarter ended March 31, 2017 compared to $154,600 for the quarter ended March 31, 2016 reflects a decrease of $30,500 or 19.7% when comparing the two periods and is primarily related to a decrease in management fees for operations of the Deer Creek Water Disposal facility.

Operating Loss
Operating loss for the quarter ended March 31, 2017 was ($613,200), an increase of $284,100, or 86.3%, compared to an Operating Loss of ($329,100) reported for the same quarter of the prior year.  The increase is primarily due to the $350,000 impairment charge mentioned above.  Without this charge, operating loss for the quarter ended March 31, 2017 would have been ($263,200), a decrease of $65,900, or 20.0%, compared to an Operating Loss of ($329,100) reported for the same quarter of the prior year and is attributable to the reduced gross loss and reduced selling, general and administrative expenses in the quarter ended March 31, 2017 when compared to the quarter ended March 31, 2016 as discussed above.

ALANCO TECHNOLOGIES, INC.

Other Income and Expense
Interest income for the quarter ended March 31, 2017 was $0, when compared to interest income of $7,100 for the quarter ended March 31, 2016.  ACC has not made interest payments for amounts billed during the current quarter, therefore, the Company has fully reserved the unpaid amount.

Interest expense for the quarter ended March 31, 2017 was $18,400.  There was no interest expense for the quarter ended March 31, 2016.  The interest in the current period primarily includes interest on the line of credit with the Anderson Family Trust entered into in June 2016, as well as amortization of associated loan costs and amortization of the value of detachable warrants.

Net Loss
Net loss for the quarter ended March 31, 2017 amounted to ($631,600), or ($0.13) per share, compared to net loss of ($322,000), or ($0.06) per share, in the comparable quarter of the prior year for reasons previously discussed.

(B)	Nine months ended March 31, 2017 versus nine months ended March 31, 2016

Net Revenues
Net revenues reported for the nine months ended March 31, 2017 were $10,400 compared to $185,900 for March 31, 2016, a decrease of $175,500, or 94.4%.  Revenues are comprised of produced water delivery fees and sales of reclaimed oil (net of associated taxes).  Revenues were negatively impacted by the falling market prices of oil and gas which significantly reduced drilling activities and fracking in the region and resulted in the temporary closing of many of the producing oil and gas wells in the area.  The Company anticipates the revenues will return as oil and gas prices improve.

Cost of Revenues
Cost of revenues for the nine months ended March 31, 2017 were $256,700 as compared to $507,400 for the same nine month period of the prior year, a decrease of $250,700, or 49.4%, when comparing the two periods.  Cost of revenues consists of direct labor costs, equipment costs (including depreciation), land lease costs, pond maintenance and other operating costs.  The decrease is primarily due to lower variable costs as a result of decreased revenues and includes labor costs, fees tied to water volumes, pond maintenance costs and fuel costs.  Fixed costs such as depreciation, amortization, accretion and lease costs represent approximately 72.5% and 35.7% of the cost of revenues for the nine months ended March 31, 2017 and 2016, respectively.   The gross loss for the nine months ended March 31, 2017 and 2016 was ($246,300) and ($321,500), respectively.  The improvement in the current nine month period is primarily due to a reduction of variable costs offset by decreased revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended March 31, 2017 (consisting of corporate expenses, AES selling, general and administrative expense, and stock-based compensation) was $974,800, an increase of $204,400, or 26.5%, compared to $770,400 reported for the nine months ended March 31, 2016.  The SG&A included an impairment charge of $350,000 recorded to reduce the carrying value of the Company's Deer Creek facility assets to the estimated fair value.  The estimated fair value is subject to material change based on information known at certain points in time and estimate revisions could occur in the near term.  Without this charge, the SG&A for the nine months ended March 31, 2017 would have been $624,800, a decrease of $145,600, or 18.9% when compared to the $770,400 for the nine months ended March 31, 2016.  Corporate expenses for the nine month period ended March 31, 2017 was $235,500 and represented a decrease of $39,200, or 14.3%, compared to corporate expenses of $274,700 reported for the comparable nine months ended March 31, 2016.  The net decrease is reflective of an increase in corporate development costs incurred in pursuit of the behavioral health acquisition offset by a decrease in professional fees and a reserve that was recorded against the Company's Note Receivable in the same period of the prior year.  AES operating expense was $389,300 for the nine months ended March 31, 2017 as compared to $467,900 for the same nine month period of the prior year, a decrease of $78,600, or 16.8%, which is primarily due to a decrease in management fees for operations of the Deer Creek Water Disposal facility.  Stock-based compensation during the nine months ended March 31, 2017 was $0, a decrease of $27,800, or 100%, compared to $27,800 for the nine months ended March 31, 2016, which included stock grants issued to the Company's directors.

ALANCO TECHNOLOGIES, INC.

Operating Loss
Operating Loss for the nine months ended March 31, 2017 was ($1,221,100), an increase of $129,200, or 11.8%, compared to an Operating Loss of ($1,091,900) reported for the same period of the prior year.  The increase is primarily due to the $350,000 impairment charge mentioned above.  Without this charge, operating loss for the quarter ended March 31, 2017 was ($871,100), a decrease of $220,800, or 20.2%, compared to an Operating Loss of ($1,091,900) reported for the same nine months of the prior year and is attributable to lower gross profit and lower selling, general and administrative expenses in the nine months ended March 31, 2017 when compared to the nine months ended March 31, 2016 as discussed above.

Other Income and Expense
Interest income for the nine months ended March 31, 2017 was $4,800, a decrease of $17,000, or 78.0%, when compared to interest income of $21,800 for the same period ended March 31, 2016. ACC has not made interest payments totaling $16,300 during the nine month period, therefore, the Company did not record interest income for those amounts.  As a result, there is a decrease in interest income for the nine months ended March 31, 2017 as compared to the same period of the prior year.

Interest expense for the nine months ended March 31, 2017 was $44,700 compared to $0 for the nine months ended March 31, 2016, an increase of $44,700, or 100%.  The interest in the current period includes interest on the line of credit with the Anderson Family Trust entered into in June 2016, as well as amortization of associated loan costs and amortization of the value of detachable warrants.

Loss From Continuing Operations
The loss from continuing operations for the nine months ended March 31, 2017 was ($1,260,600), an increase of $190,500, or 17.8%, compared to a loss from continuing operations of ($1,070,100) reported for the same nine months of the prior year.  The increase is primarily due to the $350,000 impairment charge mentioned above.  Without this charge, loss from continuing operations for the nine months ended March 31, 2017 would have been ($910,600), a decrease of $159,500, or 14.9%, when compared to a loss from continuing operations of ($1,070,100) for the nine months ended March 31, 2016 and is attributable to the reduced gross loss combined with the reduced selling, general and administrative expense, offset by an increase in interest expense during the current nine months as compared to the same nine months of the prior year.

Loss From Discontinued Operations
During the nine months ended March 31, 2017, the Company recorded an accrual of $176,000 related to the judgment received from litigation whereby the Company is a defendant and counterclaimant involving the Company's former subsidiary known as Alanco/TSI PRISM, Inc. ("TSI") and purchaser of TSI's assets, Black Creek Systems Corp.

Net Loss
Net loss for the nine months ended March 31, 2017 amounted to ($1,436,600), or ($0.29) per share, compared to a net loss of ($1,070,100), or ($0.21) per share, in the comparable period of the prior year for reasons previously discussed.

Liquidity and Capital Resources

The Company's current liabilities at March 31, 2017 exceeded current assets by ($1,344,100), resulting in a current ratio of .2 to 1.  At June 30, 2016, current assets exceeded current liabilities by $1,449,500 reflecting a current ratio of 4.6 to 1.  The reduction in net current assets at March 31, 2017 versus June 30, 2016 was due primarily to a reduction in cash balances, a reclassification of the assets held for sale and an increase to accrued expenses and note payable - current.

ALANCO TECHNOLOGIES, INC.

Cash used in operations for the nine month period ended March 31, 2017 was ($693,800), a decrease of $10,200, or 1.4% compared to the ($704,000) reported for the same period of the prior year.  The decrease in net cash used in operations for the nine months ended March 31, 2017 was due primarily to an increase in the change in accounts payable and accrued expenses, offset by an increase in operating loss and the change in prepaid expenses and other assets.

 Cash provided by investing activities for the nine month period ended March 31, 2017 was $5,300, a decrease of $15,300 when compared to the $20,600 provided by investing activities for the same period of the prior year.  The decrease was primarily due to lower proceeds from the repayment of note receivable during the period offset by a decrease in the purchase of land, property and equipment and proceeds from the sale of equipment as compared to the prior year.  Purchases of land, property and equipment include permitting costs for the Deer Creek facility.

Cash provided by financing activities was $550,000 for the nine months ended March 31, 2017 and represents proceeds from the Company's line of credit with the Anderson Family Trust.  There was no cash provided or used by financing activities for the nine month period ended March 31, 2016.

The Company's fiscal year 2017 and 2018 operating plan includes divestiture of the undeveloped AES Indian Mesa land and associated permits, which is currently classified as Assets Held for Sale.  Management cannot assure that the sale of Indian Mesa will occcur, which would provide additional cash flow to the Company.  The Company is continuing to analyze options to monetize current and future operations of Deer Creek.  There is no assurance that the Company will be able to execute options for Deer Creek. The Company recently announced it was entering the behavioral health market and the business plan included the acquisition of behavioral health businesses.  The Company has since terminated the business development activities related to behavioral health and has no plans to pursue acquisitions in that market.  The Company is developing alterative business plans for investment of its resources.  Future business plans may require additional capital.  There is no assurance the Company will be able to raise additional financing which may be in the form of public or private debt or equity financing, or both.  If adequate funds are not available or are not available on acceptable terms, the Company's business, operating results, financial condition and ability to continue operations may be materially adversely affected.   Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs.  The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result, the Company's independent registered public accounting firm included an emphasis of matter paragraph regarding an uncertainty about the Company's ability to continue as a going concern in their audit opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2016 which is further discussed in the Company's Form 10-K for that period.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Item 4 - CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective.  Management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations, and cash flows for the periods and dates presented.

ALANCO TECHNOLOGIES, INC.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal Proceedings - The Company is a defendant and counterclaimant in litigation involving its former subsidiary known as Alanco/TSI Prism, Inc. ("TSI") and the purchaser of TSI's assets, Black Creek Integrated Systems Corp. ("Black Creek").  Black Creek filed a complaint in the Maricopa County Superior Court against TSI and the Company, being Civil Case No. CV2011-014175, claiming various offsets from the purchase price, primarily concerning inventory adjustments, and TSI counterclaimed for monies due from Black Creek under the purchase agreement.  Following a trial during fiscal 2014, the court awarded a net judgment in favor of Black Creek in the amount of $16,800, plus attorney's fees and accrued interest, resulting in a total judgment in the amount of $128,300.  At June 30, 2014, the Company recorded an accrued liability of $128,300 for the judgment and had posted a bond with the court in conjunction with the Company's appeal of the judgment.  In May 2015, the State of Arizona Division One Court of Appeals vacated the trial court's damages award and remanded to the trial court to direct the parties to follow dispute guidelines defined in the asset purchase agreement.  In addition, the appellate court's decision vacated the trial court's attorney's fees award and awarded TSI approximately $21,900 of its fees on appeal.  At June 30, 2015, the Company reversed the accrual of $128,300 for the prior judgment.  Under the court's direction, the Company followed the dispute guidelines defined in the asset purchase agreement which resulted in an award to Black Creek of approximately $13,000.  The Company has previously stipulated that it owed Black Creek approximately $9,600 for shared expenses incurred from 2010 - 2011.  In October 2016, the court ruled on Black Creek's attorney's fees application and the Company's answer to said application.  The court granted Black Creek a fee award which, when combined with the judgment amount of approximately $22,600 plus interest, results in a potential liability to the Company of approximately $176,000 which has been accrued at March 31, 2017 and reported as a loss from discontinued operations in the nine month period.  The Company vehemently disagrees with Black Creek's attorney's fees claim and the Court ruling and is vigorously appealing the judgment.

The Company may from time to time be involved in litigation arising from the normal course of business.  As of March 31, 2017, there was no other such litigation pending deemed material by the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2017, no shares of Company stock were sold.

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
May 22, 2017